Form 10-Q
period 2021-09-30
REPUBLIC BANCORP INC /KY/
filed 2021-11-05
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2021, was 18,042,274 and 2,165,064.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments
COVID-19	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	The Economic Aid to Hard Hit Small Business, Not for Profits and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
PPPLF	The FRB's Paycheck Protection Program Liquidity Facility
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
QF	Qualitative Factor
R&D	Research and Development
RB&T / the Bank	Republic Bank & Trust Company
RBCT	Republic Bancorp Capital Trust
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
SVP	Senior Vice President
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TPS	Trust Preferred Securities
TRS	Tax Refund Solutions segment
TRUP	TPS Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	September 30,	December 31,
	2021	2020
ASSETS

Cash and cash equivalents	$1,011,247	$485,587
Available-for-sale debt securities, at fair value (amortized cost of $489,015 in 2021 and $512,518 in 2020, allowance for credit losses of $0 in 2021 and $0 in 2020)	495,880	523,863
Held-to-maturity debt securities (fair value of $45,590 in 2021 and $54,190 in 2020, allowance for credit losses of $54 in 2021 and $178 in 2020)	44,991	53,324
Equity securities with readily determinable fair value	2,578	3,083
Mortgage loans held for sale, at fair value	25,791	46,867
Consumer loans held for sale, at fair value	10,779	3,298
Consumer loans held for sale, at the lower of cost or fair value	3,976	1,478
Loans for discontinued operations, at the lower of cost or fair value	24	23,765
Loans (loans carried at fair value of $254 in 2021 and $497 in 2020)	4,343,782	4,789,338
Allowance for credit losses	(63,024)	(61,067)
Loans, net	4,280,758	4,728,271
Federal Home Loan Bank stock, at cost	10,311	17,397
Premises and equipment, net	37,499	39,512
Right-of-use assets	39,257	43,345
Goodwill	16,300	16,300
Other real estate owned	1,845	2,499
Bank owned life insurance	99,634	68,018
Other assets and accrued interest receivable	106,764	111,718

TOTAL ASSETS	$6,187,634	$6,168,325

LIABILITIES

Deposits:
Noninterest-bearing	$2,053,485	$1,871,539
Interest-bearing	2,861,399	2,842,765
Deposits of discontinued operations	33,063	18,877
Total deposits	4,947,947	4,733,181

Securities sold under agreements to repurchase and other short-term borrowings	260,583	211,026
Operating lease liabilities	40,151	44,340
Federal Home Loan Bank advances	25,000	235,000
Subordinated note	—	41,240
Other liabilities and accrued interest payable	75,296	80,215

Total liabilities	5,348,977	5,345,002

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,752	4,899
Additional paid in capital	140,842	143,637
Retained earnings	687,915	666,278
Accumulated other comprehensive income	5,148	8,509

Total stockholders’ equity	838,657	823,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,187,634	$6,168,325

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME:

Loans, including fees	$51,409	$53,447	$153,433	$164,302
Taxable investment securities	1,845	2,266	5,655	7,761
Federal Home Loan Bank stock and other	446	192	1,178	2,379
Total interest income	53,700	55,905	160,266	174,442

INTEREST EXPENSE:

Deposits	1,148	2,876	4,037	12,298
Securities sold under agreements to repurchase and other short-term borrowings	71	92	350	1,701
Federal Reserve Payment Protection Plan Liquidity Facility	—	48	—	153
Federal Home Loan Bank advances	6	658	47	3,128
Subordinated note	166	182	507	829
Total interest expense	1,391	3,856	4,941	18,109

NET INTEREST INCOME	52,309	52,049	155,325	156,333

Provision for expected credit loss expense	3,553	5,842	4,381	15,555

NET INTEREST INCOME AFTER PROVISION	48,756	46,207	150,944	140,778

NONINTEREST INCOME:

Service charges on deposit accounts	3,277	3,017	9,221	8,604
Mortgage banking income	5,280	10,775	16,655	23,968
Interchange fee income	3,200	2,874	9,539	8,093
Program fees	4,530	1,487	10,304	5,249
Increase in cash surrender value of bank owned life insurance	626	400	1,616	1,184
Net losses on other real estate owned	(52)	(14)	(107)	(10)
Other	1,134	861	2,769	2,673
Total noninterest income	17,995	19,400	49,997	49,761

NONINTEREST EXPENSE:

Salaries and employee benefits	25,948	25,207	79,470	75,405
Technology, equipment, and communication	7,226	7,402	21,479	20,966
Occupancy	3,195	3,367	10,004	9,885
Marketing and development	1,234	864	3,085	2,574
FDIC insurance expense	325	345	1,039	644
Bank franchise tax expense	329	972	1,106	2,665
Interchange related expense	1,275	1,056	3,707	3,305
Other real estate owned and other repossession expense	—	6	(32)	45
Legal and professional fees	581	1,240	2,182	3,337
Other	2,481	3,319	7,953	10,262
Total noninterest expense	42,594	43,778	129,993	129,088

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	24,157	21,829	70,948	61,451
INCOME TAX EXPENSE	5,745	4,554	15,708	12,107
INCOME FROM CONTINUING OPERATIONS	18,412	17,275	55,240	49,344
DISCONTINUED OPERATIONS:
Income from discontinued operations before income taxes	2,070	3,997	19,584	17,550
Income tax expense	473	883	4,840	4,004
Income from discontinued operations, net of tax	1,597	3,114	14,744	13,546

NET INCOME	$20,009	$20,389	$69,984	$62,890

BASIC EARNINGS PER SHARE:
Class A Common Stock - continuing operations	$0.91	$0.83	$2.69	$2.37
Class A Common Stock - discontinued operations	0.08	0.15	0.71	0.65
Class A Common Stock	$0.99	$0.98	$3.40	$3.02

Class B Common Stock - continuing operations	$0.83	$0.75	$2.45	$2.16
Class B Common Stock - discontinued operations	0.07	0.14	0.65	0.59
Class B Common Stock	$0.90	$0.89	$3.10	$2.75

DILUTED EARNINGS PER SHARE:
Class A Common Stock - continuing operations	$0.91	$0.83	$2.68	$2.37
Class A Common Stock - discontinued operations	0.08	0.15	0.71	0.65
Class A Common Stock	$0.99	$0.98	$3.39	$3.02

Class B Common Stock - continuing operations	$0.83	$0.75	$2.44	$2.15
Class B Common Stock - discontinued operations	0.07	0.14	0.65	0.59
Class B Common Stock	$0.90	$0.89	$3.09	$2.74

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$20,009	$20,389	$69,984	$62,890

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	—	(1)	—	(173)
Reclassification amount for net derivative losses realized in income	—	103	—	211
Unrealized gains and (losses) on AFS debt securities	(1,899)	(258)	(4,542)	8,618
Unrealized gain (loss) of AFS debt security for which a portion of OTTI has been recognized in earnings	13	61	62	(46)
Total other comprehensive income (loss) before income tax	(1,886)	(95)	(4,480)	8,610
Tax effect	471	24	1,119	(2,153)
Total other comprehensive income (loss), net of tax	(1,415)	(71)	(3,361)	6,457

COMPREHENSIVE INCOME	$18,594	$20,318	$66,623	$69,347

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2021

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, July 1, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

Net income	—	—	—	—	20,009	—	20,009
Net change in accumulated other comprehensive income	—	—	—	—	—	(1,415)	(1,415)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,557)	—	(5,557)
Class B Shares ($0.280 per share)	—	—	—	—	(606)	—	(606)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(387)	—	(90)	(2,855)	(16,733)	—	(19,678)
Net change in notes receivable on Class A Common Stock	—	—	—	100	—	—	100
Deferred compensation - Class A Common Stock:
Directors	—	—	—	121	—	—	121
Designated key employees	—	—	—	175	—	—	175
Employee stock purchase plan - Class A Common Stock	4	—	1	191	—	—	192
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	32	—	—	32
Restricted stock	1	—	—	64	—	—	64
Stock options	—	—	—	130	—	—	130

Balance, September 30, 2021	18,040	2,165	$4,752	$140,842	$687,915	$5,148	$838,657

	Three Months Ended September 30, 2020

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, July 1, 2020	18,708	2,200	$4,898	$142,813	$638,282	$9,626	$795,619

Net income	—	—	—	—	20,389	—	20,389
Net change in accumulated other comprehensive income	—	—	—	—	—	(71)	(71)
Dividends declared on Common Stock:
Class A Shares ($0.286 per share)	—	—	—	—	(5,375)	—	(5,375)
Class B Shares ($0.260 per share)	—	—	—	—	(572)	—	(572)
Stock options exercised, net of shares withheld	1	—	1	(6)	—	—	(5)
Net change in notes receivable on Class A Common Stock	—	—	—	(201)	—	—	(201)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	72	—	—	72
Designated key employees	—	—	—	141	—	—	141
Employee stock purchase plan - Class A Common Stock	6	—	1	169	—	—	170
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	—	—	—	69	—	—	69
Stock options	—	—	—	126	—	—	126

Balance, September 30, 2020	18,715	2,200	$4,900	$143,183	$652,724	$9,555	$810,362

	Nine Months Ended September 30, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	69,984	—	69,984
Net change in accumulated other comprehensive income	—	—	—	—	—	(3,361)	(3,361)
Dividends declared on Common Stock:
Class A Shares ($0.924 per share)	—	—	—	—	(16,980)	—	(16,980)
Class B Shares ($0.840 per share)	—	—	—	—	(1,830)	—	(1,830)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	34	(34)	—	—	—	—	—
Repurchase of Class A Common Stock	(749)	—	(165)	(5,205)	(29,537)	—	(34,907)
Net change in notes receivable on Class A Common Stock	—	—	—	150	—	—	150
Deferred compensation - Class A Common Stock:
Directors	4	—	—	330	—	—	330
Designated key employees	—	—	—	478	—	—	478
Employee stock purchase plan - Class A Common Stock	11	—	3	507	—	—	510
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	97	—	—	97
Restricted stock	15	—	2	583	—	—	585
Stock options	—	—	—	420	—	—	420

Balance, September 30, 2021	18,040	2,165	$4,752	$140,842	$687,915	$5,148	$838,657

	Nine Months Ended September 30, 2020
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	62,890	—	62,890
Net change in accumulated other comprehensive income	—	—	—	—	—	6,457	6,457
Dividends declared on Common Stock:
Class A Shares ($0.858 per share)	—	—	—	—	(16,080)	—	(16,080)
Class B Shares ($0.780 per share)	—	—	—	—	(1,716)	—	(1,716)
Stock options exercised, net of shares withheld	20	—	9	242	—	—	251
Repurchase of Class A Common Stock	6	(6)	—	—	—	—	—
Conversion of Class B to Class A Common Shares	(86)	—	(20)	(582)	(2,250)	—	(2,852)
Net change in notes receivable on Class A Common Stock	—	—	—	(87)	—	—	(87)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	222	—	—	222
Designated key employees	—	—	—	418	—	—	418
Employee stock purchase plan - Class A Common Stock	15	—	3	458	—	—	461
Stock-based awards - Class A Common Stock:
Performance stock units	18	—	—	(200)	—	—	(200)
Restricted stock	1	—	1	316	—	—	317
Stock options	—	—	—	328	—	—	328

Balance, September 30, 2020	18,715	2,200	$4,900	$143,183	$652,724	$9,555	$810,362

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$69,984	$62,890
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities	805	1,154
Net accretion on loans and amortization of core deposit intangible and operating lease components	(12,650)	(3,261)
Unrealized losses on equity securities with readily determinable fair value	505	118
Depreciation of premises and equipment	6,747	7,420
Amortization of mortgage servicing rights	2,617	2,701
Impairment of mortgage servicing rights	(500)	500
Provision for on-balance sheet exposures for continuing operations	4,381	15,555
Provision for on-balance sheet exposures for discontinued operations	7,850	15,239
Provision for off-balance sheet exposures	(52)	467
Net gain on sale of mortgage loans held for sale	(16,339)	(25,030)
Origination of mortgage loans held for sale	(525,246)	(547,556)
Proceeds from sale of mortgage loans held for sale	562,661	546,950
Net gain on sale of consumer loans held for sale	(7,889)	(3,751)
Origination of consumer loans held for sale	(561,062)	(391,688)
Proceeds from sale of consumer loans held for sale	558,972	395,791
Net gain realized on sale of other real estate owned	(51)	(43)
Writedowns of other real estate owned	158	53
Deferred compensation expense - Class A Common Stock	808	640
Stock-based awards and ESPP expense - Class A Common Stock	1,178	445
Net gain on sale of bank premises and equipment	(399)	(353)
Increase in cash surrender value of bank owned life insurance	(1,616)	(1,184)
Net change in other assets and liabilities:
Accrued interest receivable	3,573	810
Accrued interest payable	(162)	(2,074)
Other assets	(4,743)	(13,126)
Other liabilities	(1,381)	(623)
Net cash provided by operating activities	88,149	62,044

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(141,571)	(278,878)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	164,280	207,397
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	8,444	7,952
Net change in outstanding warehouse lines of credit	212,114	(311,217)
Net change in other loans from continuing operations	235,993	(282,185)
Net change in loans from discontinued operations	23,717	14,132
Proceeds from redemption of Federal Home Loan Bank stock	7,086	20,197
Purchase of Federal Home Loan Bank stock	—	(9,000)
Proceeds from sales of other real estate owned	611	156
Proceeds from sale of bank premises and equipment	637	894
Purchase of bank owned life insurance	(30,000)	—
Net purchases of premises and equipment	(4,972)	(2,711)
Net cash provided by (used in) investing activities	476,339	(633,263)

FINANCING ACTIVITIES:
Net change in deposits from continuing operations	200,580	1,153,770
Net change in deposits from discontinued operations	14,186	52,551
Net change in securities sold under agreements to repurchase and other short-term borrowings	49,557	(41,445)
Payments of Federal Home Loan Bank advances	(235,000)	(1,067,500)
Proceeds from Federal Home Loan Bank advances	25,000	450,000
Payoff of subordinated note, net of common security interest	(40,000)	—
Repurchase of Class A Common Stock	(34,907)	(2,852)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	435	461
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(142)	251
Cash dividends paid	(18,537)	(17,292)
Net cash (used in) provided by financing activities	(38,828)	527,944

NET CHANGE IN CASH AND CASH EQUIVALENTS	525,660	(43,275)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,587	385,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,011,247	$342,028

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$4,790	$19,167
Income taxes	16,736	16,204

SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$3,889	$3,987
Transfers from loans to real estate acquired in settlement of loans	64	2,109
Transfers from loans held for investment to held for sale	24	—
Unfunded commitments in low-income-housing investments	—	10,000
Right-of-use assets recorded	263	14,144
Allowance for credit losses recorded upon adoption of ASC 326	—	7,241

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2021 and 2020 AND DECEMBER 31, 2020 (UNAUDITED)

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

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic redeemed these securities at the par amount of approximately $40 million, without penalty. Although the TPS were treated as part of Republic’s Tier I Capital while outstanding, Republic’s capital ratios remained well above “well capitalized” levels following this redemption.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2020.

As of September 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

The Company’s financial condition as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 9 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2021, Republic had 42 full-service banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions segment — On May 13, 2021, the Bank entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Dot Corporation (“Green Dot”) providing for the purchase by Green Dot, upon the terms and subject to the conditions set forth therein, of substantially all of the assets and operations of the Bank’s Tax Refund Solutions business (the “Sale Transaction”).

As a result of the Purchase Agreement and the proposed Sale Transaction, the results for the Company, RPG, and its TRS segment are presented within this filing to reflect continuing versus discontinued operations. RPG’s continuing operations include its RCS segment, its RPS division, and certain overhead costs previously allocated to TRS that will remain with RPG. Discontinued operations are those contracted to be sold. These discontinued operations have historically contained the majority of TRS’s revenue and expense. Interest income and expense for continuing and discontinued operations also include intercompany interest charged and earned based on the Company’s funds transfer pricing methodology.

On October 4, 2021, Green Dot announced that it had been unable to obtain the Federal Reserve’s approval of or non-objection to the Sale Transaction and that, as a result, Green Dot would not consummate the Sale Transaction. On October 5, 2021, the Bank filed a lawsuit against Green Dot in the Delaware Court of Chancery, C.A. No. 2021-0854-SG, alleging breach of contract. In so doing, the Bank seeks, among other relief, specific performance to require that Green Dot proceed with the Sale Transaction as the parties had agreed to in the Purchase Agreement. Due to the inherent uncertainties of legal proceedings, at this time, the Company cannot predict the outcome of these proceedings and their impact on the Company’s financial condition and results of operations.

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

The following ASUs were adopted by the Company during the nine months ended September 30, 2021:

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

			January 7, 2021	Prospectively	Immaterial

2021-06	Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946)

This ASU amends the SEC sections of the Codification related to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants.

			August 9, 2021	Prospectively	Immaterial

Accounting Standards Update

There were no not-yet-effective ASUs relevant to the Company’s financial statements issued since the Company’s last filing on Form 10-Q.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$234,980	$747	$(882)	$—	$234,845
Private label mortgage-backed security	1,468	1,312	—	—	2,780
Mortgage-backed securities - residential	204,869	5,059	(123)	—	209,805
Collateralized mortgage obligations	34,027	521	(29)	—	34,519
Corporate bonds	10,000	81	—	—	10,081
Trust preferred security	3,671	179	—	—	3,850
Total available-for-sale debt securities	$489,015	$7,899	$(1,034)	$—	$495,880

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$245,204	$1,730	$(25)	$—	$246,909
Private label mortgage-backed security	1,707	1,250	—	—	2,957
Mortgage-backed securities - residential	203,786	7,419	(3)	—	211,202
Collateralized mortgage obligations	48,190	772	(10)	—	48,952
Corporate bonds	10,000	43	—	—	10,043
Trust preferred security	3,631	169	—	—	3,800
Total available-for-sale debt securities	$512,518	$11,383	$(38)	$—	$523,863

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
September 30, 2021 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$47	$—	$—	$47	$—
Collateralized mortgage obligations	9,777	150	—	9,927	—
Corporate bonds	34,976	390	—	35,366	(54)
Obligations of state and political subdivisions	245	5	—	250	—
Total held-to-maturity debt securities	$45,045	$545	$—	$45,590	$(54)

		Gross	Gross		Allowance
	Carrying	Unrecognized	Unrecognized	Fair	for
December 31, 2020 (in thousands)	Value	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$99	$5	$—	$104	$—
Collateralized mortgage obligations	13,061	176	—	13,237	—
Corporate bonds	39,986	499	—	40,485	(178)
Obligations of state and political subdivisions	356	8	—	364	—
Total held-to-maturity debt securities	$53,502	$688	$—	$54,190	$(178)

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2021 and 2020, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2021 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Carrying	Fair
September 30, 2021 (in thousands)	Cost	Value	Value	Value

Due in one year or less	$25,044	$25,270	$121	$123
Due from one year to five years	179,937	179,803	35,100	35,493
Due from five years to ten years	40,000	39,853	—	—
Due beyond ten years	3,670	3,850	—	—
Private label mortgage-backed security	1,468	2,780	—	—
Mortgage-backed securities - residential	204,869	209,805	47	47
Collateralized mortgage obligations	34,027	34,519	9,777	9,927
Total debt securities	$489,015	$495,880	$45,045	$45,590

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of September 30, 2021 and December 31, 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$158,944	$(882)	$—	$—	$158,944	$(882)
Mortgage-backed securities - residential	34,432	(123)	—	—	34,432	(123)
Collateralized mortgage obligations	5,164	(29)	—	—	5,164	(29)
Total available-for-sale debt securities	$198,540	$(1,034)	$—	$—	$198,540	$(1,034)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$59,971	$(25)	$—	$—	$59,971	$(25)
Mortgage-backed securities - residential	1,068	(3)	—	—	1,068	(3)
Collateralized mortgage obligations	2,788	(10)	—	—	2,788	(10)
Total available-for-sale debt securities	$63,827	$(38)	$—	$—	$63,827	$(38)

As of September 30, 2021, the Bank’s security portfolio consisted of 170 securities, 30 of which were in an unrealized loss position.

As of December 31, 2020, the Bank’s security portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

As of September 30, 2021 and December 31, 2020, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2021, with the exception of the $2.8 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of September 30, 2021 and December 31, 2020, there were gross unrealized losses of $152,000 and $13,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

During 2015, the Parent Company purchased a $3 million floating rate TRUP at a price of 68% of par. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performed an initial analysis prior to acquisition and performs ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.8 million as of September 30, 2021. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for the three and nine months ended September 30, 2021 and 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended September 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$126	$(74)	$—	$—	$52
Held-to-Maturity Securities:
Corporate Bonds	56	(2)	—	—	54	147	148	—	—	295

Total	$56	$(2)	$—	$—	$54	$273	$74	$—	$—	$347

The Company decreased the ACLS on its HTM corporate bonds during the three months ended September 30, 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

	ACLS Rollforward
	Nine Months Ended September 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$52	$—	$—	$52
Held-to-Maturity Securities:
Corporate Bonds	178	(124)	—	—	54	—	51	244	—	—	295

Total	$178	$(124)	$—	$—	$54	$—	$51	$296	$—	$—	$347

The Company decreased the ACLS on its HTM corporate bonds during the nine months ended September 30, 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities on nonaccrual or past due over 89 days as of September 30, 2021 and December 31, 2020. All of the Company’s HTM corporate bonds were rated investment grade as of September 30, 2021 and December 31, 2020.

There were no HTM debt securities considered collateral dependent as of September 30, 2021 and December 31, 2020.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $1 million and $1 million as of September 30, 2021 and December 31, 2020. Accrued interest receivable on HTM debt securities totaled $88,000 and $110,000 as of September 30, 2021 and December 31, 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase and debt securities held for other purposes, as required or permitted by law are as follows:

(in thousands)	September 30, 2021	December 31, 2020

Carrying amount	$354,275	$303,535
Fair value	354,341	303,611

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$102	$—	$102
Community Reinvestment Act mutual fund	2,500	—	(24)	2,476
Total equity securities with readily determinable fair values	$2,500	$102	$(24)	$2,578

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,500	23	—	2,523
Total equity securities with readily determinable fair values	$2,500	$583	$—	$3,083

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(13)	$(13)	$—	$50	$50
Community Reinvestment Act mutual fund	—	(9)	(9)	—	4	4
Total equity securities with readily determinable fair value	$—	$(22)	$(22)	$—	$54	$54

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(458)	$(458)	$—	$(178)	$(178)
Community Reinvestment Act mutual fund	—	(47)	(47)	—	60	60
Total equity securities with readily determinable fair value	$—	$(505)	$(505)	$—	$(118)	$(118)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$13,020	$164	$3,298	$598
Origination of consumer loans held for sale	67,526	1,559	136,222	49,300
Proceeds from the sale of consumer loans held for sale	(71,427)	(1,321)	(132,330)	(50,872)
Net gain on sale of consumer loans held for sale	1,660	47	3,589	1,423
Balance, end of period	$10,779	$449	$10,779	$449

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$11,412	$12,801	$1,478	$11,646
Origination of consumer loans held for sale	189,492	107,518	424,840	342,388
Proceeds from the sale of consumer loans held for sale	(199,036)	(109,669)	(426,642)	(344,919)
Net gain on sale of consumer loans held for sale	2,108	793	4,300	2,328
Balance, end of period	$3,976	$11,443	$3,976	$11,443

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$827,898	$879,800
Nonowner occupied	294,818	264,780
Commercial real estate	1,393,241	1,349,085
Construction & land development	105,968	98,674
Commercial & industrial	333,795	325,596
Paycheck Protection Program	126,271	392,319
Lease financing receivables	9,427	10,130
Aircraft	130,398	101,375
Home equity	215,282	240,640
Consumer:
Credit cards	14,781	14,196
Overdrafts	753	587
Automobile loans	17,533	30,300
Other consumer	6,223	8,167
Total Traditional Banking	3,476,388	3,715,649
Warehouse lines of credit*	750,682	962,796
Total Core Banking	4,227,070	4,678,445

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	1	—
Republic Credit Solutions	116,711	110,893
Total Republic Processing Group	116,712	110,893

Total loans**	4,343,782	4,789,338
Allowance for credit losses	(63,024)	(61,067)

Total loans, net	$4,280,758	$4,728,271

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2021	December 31, 2020

Contractually receivable	$4,348,535	$4,797,297
Unearned income	(598)	(708)
Unamortized premiums	121	216
Unaccreted discounts	(688)	(988)
PPP net unamortized deferred origination fees and costs	(3,986)	(8,564)
Other net unamortized deferred origination fees and costs	398	2,085
Carrying value of loans	$4,343,782	$4,789,338

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of September 30, 2021, net PPP loans of $126 million remained on the Traditional Bank’s balance sheet, including $19 million in loan balances originated during 2020, $111 million in loan balances originated during 2021, and $4 million of unaccreted PPP fees reported as a credit offset to these originated balances. Unaccreted PPP fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of September 30, 2021, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of September 30, 2021 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of September 30, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$170,594	$229,444	$96,923	$56,318	$251,929	$—	$—	$805,208
Special Mention	304	—	—	36	8,509	—	—	8,849
Substandard	—	557	685	1,006	11,593	—	—	13,841
Doubtful	—	—	—	—	—	—	—	—
Total	$170,898	$230,001	$97,608	$57,360	$272,031	$—	$—	$827,898

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$75,983	$71,290	$50,082	$32,111	$61,625	$—	$3,588	$294,679
Special Mention	—	—	—	—	40	—	—	40
Substandard	—	—	—	—	99	—	—	99
Doubtful	—	—	—	—	—	—	—	—
Total	$75,983	$71,290	$50,082	$32,111	$61,764	$—	$3,588	$294,818

Commercial real estate:
Risk Rating
Pass or not rated	$362,616	$271,691	$179,046	$104,300	$311,904	$—	$79,005	$1,308,562
Special Mention	12,103	2,411	29,879	11,535	19,767	—	—	75,695
Substandard	—	2,576	266	—	3,941	—	2,201	8,984
Doubtful	—	—	—	—	—	—	—	—
Total	$374,719	$276,678	$209,191	$115,835	$335,612	$—	$81,206	$1,393,241

Construction and land development:
Risk Rating
Pass or not rated	$59,659	$37,136	$4,384	$1,527	$593	$—	$—	$103,299
Special Mention	—	310	2,359	—	—	—	—	2,669
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$59,659	$37,446	$6,743	$1,527	$593	$—	$—	$105,968

Commercial and industrial:
Risk Rating
Pass or not rated	$117,127	$55,354	$66,818	$21,262	$48,361	$—	$4,112	$313,034
Special Mention	15,398	2,344	800	43	2,095	—	—	20,680
Substandard	—	48	—	—	33	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$132,525	$57,746	$67,618	$21,305	$50,489	$—	$4,112	$333,795

Paycheck Protection Program:
Risk Rating
Pass or not rated	$107,498	$18,773	$—	$—	$—	$—	$—	$126,271
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,498	$18,773	$—	$—	$—	$—	$—	$126,271

Lease financing receivables:
Risk Rating
Pass or not rated	$2,068	$903	$2,896	$1,406	$2,154	$—	$—	$9,427
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,068	$903	$2,896	$1,406	$2,154	$—	$—	$9,427

Aircraft:
Risk Rating
Pass or not rated	$47,983	$46,405	$24,134	$10,049	$1,827	$—	$—	$130,398
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$47,983	$46,405	$24,134	$10,049	$1,827	$—	$—	$130,398

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$213,297	$—	$213,297
Special Mention	—	—	—	—	—	125	—	125
Substandard	—	—	—	—	—	1,860	—	1,860
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$215,282	$—	$215,282

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of September 30, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$844	$725	$10,451	$5,156	$6,864	$14,880	$—	$38,920
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	25	47	298	—	—	370
Doubtful	—	—	—	—	—	—	—	—
Total	$844	$725	$10,476	$5,203	$7,162	$14,880	$—	$39,290

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$750,682	$—	$750,682
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$750,682	$—	$750,682

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$1	$—	$1
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$1	$—	$1

RCS:
Risk Rating
Pass or not rated	$23,112	$9,275	$2,387	$985	$3,943	$76,004	$—	$115,706
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,005	—	1,005
Doubtful	—	—	—	—	—	—	—	—
Total	$23,112	$9,275	$2,387	$985	$3,943	$77,009	$—	$116,711

Grand Total:
Risk Rating
Pass or not rated	$967,484	$740,996	$437,121	$233,114	$689,200	$1,054,864	$86,705	$4,209,484
Special Mention	27,805	5,065	33,038	11,614	30,411	125	—	108,058
Substandard	—	3,181	976	1,053	15,964	2,865	2,201	26,240
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$995,289	$749,242	$471,135	$245,781	$735,575	$1,057,854	$88,906	$4,343,782

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$268,313	$132,018	$82,754	$67,430	$301,366	$—	$—	$851,881
Special Mention	—	364	42	1,610	8,730	—	—	10,746
Substandard	394	1,423	1,331	614	13,411	—	—	17,173
Doubtful	—	—	—	—	—	—	—	—
Total	$268,707	$133,805	$84,127	$69,654	$323,507	$—	$—	$879,800

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$73,291	$63,102	$43,610	$45,759	$38,316	$—	$621	$264,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$73,291	$63,102	$43,610	$45,759	$38,397	$—	$621	$264,780

Commercial real estate:
Risk Rating
Pass or not rated	$315,550	$258,251	$166,542	$171,207	$315,336	$—	$55,949	$1,282,835
Special Mention	3,397	30,969	236	11,355	9,659	—	—	55,616
Substandard	2,596	349	—	987	3,899	—	2,803	10,634
Doubtful	—	—	—	—	—	—	—	—
Total	$321,543	$289,569	$166,778	$183,549	$328,894	$—	$58,752	$1,349,085

Construction and land development:
Risk Rating
Pass or not rated	$53,972	$31,756	$7,840	$701	$1,964	$—	$—	$96,233
Special Mention	—	2,397	—	—	—	—	—	2,397
Substandard	—	44	—	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$53,972	$34,197	$7,840	$701	$1,964	$—	$—	$98,674

Commercial and industrial:
Risk Rating
Pass or not rated	$105,985	$84,575	$33,391	$32,303	$46,697	$—	$1,040	$303,991
Special Mention	18,195	800	—	—	2,215	—	—	21,210
Substandard	383	12	—	—	—	—	—	395
Doubtful	—	—	—	—	—	—	—	—
Total	$124,563	$85,387	$33,391	$32,303	$48,912	$—	$1,040	$325,596

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$392,319	$—	$—	$—	$—	$—	$—	$392,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$392,319	$—	$—	$—	$—	$—	$—	$392,319

Lease financing receivables:
Risk Rating
Pass or not rated	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130

Aircraft:
Risk Rating
Pass or not rated	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$237,633	$—	$237,633
Special Mention	—	—	—	—	—	127	—	127
Substandard	—	—	—	—	—	2,880	—	2,880
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$240,640	$—	$240,640
Consumer:
Risk Rating
Pass or not rated	$425	$13,636	$8,563	$7,125	$8,648	$14,321	$—	$52,718
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	32	49	229	212	5	—	527
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$13,668	$8,612	$7,354	$8,865	$14,326	$—	$53,250

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$962,796	$—	$962,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$962,796	$—	$962,796

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$27,683	$5,704	$2,485	$1,232	$19,095	$54,348	$—	$110,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	346	—	346
Doubtful	—	—	—	—	—	—	—	—
Total	$27,683	$5,704	$2,485	$1,232	$19,095	$54,694	$—	$110,893

Grand Total:
Risk Rating
Pass or not rated	$1,294,478	$623,234	$360,803	$329,823	$732,111	$1,269,098	$57,610	$4,667,157
Special Mention	21,592	34,530	278	12,965	20,609	127	—	90,101
Substandard	3,373	1,860	1,380	1,830	17,603	3,231	2,803	32,080
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,319,443	$659,624	$362,461	$344,618	$770,323	$1,272,456	$60,413	$4,789,338

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended September 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,977	$(677)	$—	$329	$8,629	$9,303	$330	$(13)	$21	$9,641
Nonowner occupied	2,551	47	—	—	2,598	2,274	96	—	7	2,377
Commercial real estate	23,307	286	—	3	23,596	16,300	4,663	—	—	20,963
Construction & land development	3,299	376	—	—	3,675	4,940	(341)	—	—	4,599
Commercial & industrial	4,117	(139)	(35)	16	3,959	2,405	654	(255)	80	2,884
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	97	2	—	—	99	125	(8)	—	—	117
Aircraft	303	23	—	—	326	208	11	—	—	219
Home equity	4,305	(63)	—	5	4,247	5,124	(7)	(14)	21	5,124
Consumer:
Credit cards	949	22	(40)	20	951	928	36	(29)	7	942
Overdrafts	717	143	(195)	88	753	488	324	(157)	50	705
Automobile loans	273	(34)	(19)	6	226	473	(67)	—	—	406
Other consumer	467	(28)	(25)	14	428	609	92	(41)	20	680
Total Traditional Banking	49,362	(42)	(314)	481	49,487	43,177	5,783	(509)	206	48,657
Warehouse lines of credit	2,100	(223)	—	—	1,877	2,575	(3)	—	—	2,572
Total Core Banking	51,462	(265)	(314)	481	51,364	45,752	5,780	(509)	206	51,229

Republic Processing Group (includes discontinued operations):
Tax Refund Solutions:
Easy Advances (discontinued operations)	—	(2,242)	—	2,242	—	—	(4,294)	—	4,294	—
Other TRS loans (discontinued operations)	—	(19)	—	19	—	211	(48)	(22)	—	141
Republic Credit Solutions (continuing operations)	8,829	3,820	(1,064)	75	11,660	9,134	(12)	(684)	83	8,521
Total Republic Processing Group	8,829	1,559	(1,064)	2,336	11,660	9,345	(4,354)	(706)	4,377	8,662

Total	$60,291	$1,294	$(1,378)	$2,817	$63,024	$55,097	$1,426	$(1,215)	$4,583	$59,891

	ACLL Rollforward
	Nine Months Ended September 30,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,715	$(1,461)	$—	$375	$8,629	$4,729	$4,199	$648	$(40)	$105	$9,641
Nonowner occupied	2,466	131	—	1	2,598	1,737	148	481	—	11	2,377
Commercial real estate	23,606	336	(428)	82	23,596	10,486	273	10,002	(270)	472	20,963
Construction & land development	3,274	401	—	—	3,675	2,152	1,447	1,000	—	—	4,599
Commercial & industrial	2,797	1,170	(35)	27	3,959	2,882	(1,318)	1,643	(447)	124	2,884
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	106	(7)	—	—	99	147	—	(30)	—	—	117
Aircraft	253	73	—	—	326	176	—	43	—	—	219
Home equity	4,990	(789)	—	46	4,247	2,721	1,652	657	(14)	108	5,124
Consumer:
Credit cards	929	108	(130)	44	951	1,020	33	74	(206)	21	942
Overdrafts	587	351	(444)	259	753	1,169	—	13	(660)	183	705
Automobile loans	399	(178)	(19)	24	226	612	(7)	(220)	(8)	29	406
Other consumer	577	(137)	(56)	44	428	374	307	(81)	(86)	166	680
Total Traditional Banking	49,699	(2)	(1,112)	902	49,487	28,205	6,734	14,230	(1,731)	1,219	48,657
Warehouse lines of credit	2,407	(530)	—	—	1,877	1,794	—	778	—	—	2,572
Total Core Banking	52,106	(532)	(1,112)	902	51,364	29,999	6,734	15,008	(1,731)	1,219	51,229

Republic Processing Group (includes discontinued operations):
Tax Refund Solutions:
Easy Advances (discontinued operations)	—	7,984	(10,256)	2,272	—	—	—	15,239	(19,575)	4,336	—
Other TRS loans (discontinued operations)	158	(134)	(51)	27	—	234	—	—	(94)	1	141
Republic Credit Solutions (continuing operations)	8,803	5,037	(2,427)	247	11,660	13,118	—	251	(5,401)	553	8,521
Total Republic Processing Group	8,961	12,887	(12,734)	2,546	11,660	13,352	—	15,490	(25,070)	4,890	8,662

Total	$61,067	$12,355	$(13,846)	$3,448	$63,024	$43,351	$6,734	$30,498	$(26,801)	$6,109	$59,891

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of September 30, 2021 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	September 30, 2021	December 31, 2020

Loans on nonaccrual status*	$20,252	$23,548
Loans past due 90-days-or-more and still on accrual**	691	47
Total nonperforming loans	20,943	23,595
Other real estate owned	1,845	2,499
Total nonperforming assets	$22,788	$26,094

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total loans (including OREO)	0.52	0.54
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.48%	0.50%
Nonperforming assets to total loans (including OREO)	0.52	0.56
Nonperforming assets to total assets	0.39	0.45
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Traditional Banking:
Residential real estate:
Owner occupied	$11,708	$14,328	$—	$—
Nonowner occupied	99	81	—	—
Commercial real estate	6,607	6,762	—	—
Construction & land development	—	—	—	—
Commercial & industrial	93	55	—	—
Paycheck Protection Program	—		—	—
Lease financing receivables	—	—	—	—
Aircraft	—		—	—
Home equity	1,657	2,141	—	—
Consumer:
Credit cards	—	—	—	5
Overdrafts	—	—	—	—
Automobile loans	84	170	—	—
Other consumer	4	11	—	—
Total Traditional Banking	20,252	23,548	—	5
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,252	23,548	—	5

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	691	42
Total Republic Processing Group	—	—	691	42

Total	$20,252	$23,548	$691	$47

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2021			September 30, 2021	September 30, 2021

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,041	$9,667	$11,708	$225	$672
Nonowner occupied	33	66	99	2	5
Commercial real estate	4,153	2,454	6,607	16	125
Construction & land development	—	—	—	—	—
Commercial & industrial	45	48	93	—	2
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	63	1,594	1,657	19	121
Consumer	14	74	88	4	8
Total	$6,349	$13,903	$20,252	$266	$933

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2020			September 30, 2020	September 30, 2020

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,995	$12,333	$14,328	$252	$649
Nonowner occupied	8	73	81	2	6
Commercial real estate	576	6,186	6,762	17	854
Construction & land development	—	—	—	7	7
Commercial & industrial	—	55	55	7	16
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	91	2,050	2,141	29	81
Consumer	69	112	181	3	9
	$2,739	$20,809	$23,548	$317	$1,622

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$896	$315	$917	$2,128	$825,770	$827,898
Nonowner occupied	—	—	—	—	294,818	294,818
Commercial real estate	—	—	5,037	5,037	1,388,204	1,393,241
Construction & land development	—	—	—	—	105,968	105,968
Commercial & industrial	8	—	58	66	333,729	333,795
Paycheck Protection Program	—	—	—	—	126,271	126,271
Lease financing receivables	—	—	—	—	9,427	9,427
Aircraft	—	—	—	—	130,398	130,398
Home equity	50	—	209	259	215,023	215,282
Consumer:
Credit cards	36	9	—	45	14,736	14,781
Overdrafts	137	6	2	145	608	753
Automobile loans	—	—	11	11	17,522	17,533
Other consumer	1	—	—	1	6,222	6,223
Total Traditional Banking	1,128	330	6,234	7,692	3,468,696	3,476,388
Warehouse lines of credit	—	—	—	—	750,682	750,682
Total Core Banking	1,128	330	6,234	7,692	4,219,378	4,227,070

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	1	1
Republic Credit Solutions	6,828	2,182	691	9,701	107,010	116,711
Total Republic Processing Group	6,828	2,182	691	9,701	107,011	116,712

Total	$7,956	$2,512	$6,925	$17,393	$4,326,389	$4,343,782
Delinquency ratio***	0.18%	0.06%	0.16%	0.40%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,038	$668	$1,554	$3,260	$876,540	$879,800
Nonowner occupied	—	—	—	—	264,780	264,780
Commercial real estate	—	348	5,109	5,457	1,343,628	1,349,085
Construction & land development	—	—	—	—	98,674	98,674
Commercial & industrial	—	—	12	12	325,584	325,596
Paycheck Protection Program	—	—	—	—	392,319	392,319
Lease financing receivables	—	—	—	—	10,130	10,130
Aircraft	—	—	—	—	101,375	101,375
Home equity	93	14	595	702	239,938	240,640
Consumer:
Credit cards	33	35	5	73	14,123	14,196
Overdrafts	140	5	2	147	440	587
Automobile loans	42	—	14	56	30,244	30,300
Other consumer	6	—	—	6	8,161	8,167
Total Traditional Banking	1,352	1,070	7,291	9,713	3,705,936	3,715,649
Warehouse lines of credit	—	—	—	—	962,796	962,796
Total Core Banking	1,352	1,070	7,291	9,713	4,668,732	4,678,445

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—
Republic Credit Solutions	6,572	3,620	42	10,234	100,659	110,893
Total Republic Processing Group	6,572	3,620	42	10,234	100,659	110,893

Total	$7,924	$4,690	$7,333	$19,947	$4,769,391	$4,789,338
Delinquency ratio***	0.17%	0.10%	0.15%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2021		December 31, 2020
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(dollars in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$13,645	$—	$17,212	$—
Nonowner occupied	99	—	81	—
Commercial real estate	8,985	—	10,205	—
Construction & land development	—	—	—	—
Commercial & industrial	—	47	—	12
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,860	—	2,899	—
Consumer	—	369	—	237
Total Traditional Banking	$24,589	$416	$30,397	$249

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2021 and December 31, 2020, $6 million and $7 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	64	$3,736	94	$8,293	158	$12,029
Commercial real estate	2	2,580	2	1,262	4	3,842
Commercial & industrial	—	—	1	1	1	1
Consumer	1	12	2,306	567	2,307	579
Total troubled debt restructurings	67	$6,328	2,403	$10,123	2,470	$16,451

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,189	123	$11,041	184	$15,230
Commercial real estate	2	2,509	5	2,395	7	4,904
Construction & land development	—	—	1	44	1	44
Commercial & industrial	—	—	1	1	1	1
Consumer	1	14	2,194	585	2,195	599
Total troubled debt restructurings	64	$6,712	2,324	$14,066	2,388	$20,778

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of September 30, 2021 and December 31, 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	88	$7,964	2	$123	90	$8,087
Principal deferral	7	605	1	160	8	765
Legal modification	51	2,758	9	419	60	3,177
Total residential TDRs	146	11,327	12	702	158	12,029

Commercial related and construction/land development loans:
Rate reduction	1	936	—	—	1	936
Principal deferral	3	444	1	2,463	4	2,907
Total commercial TDRs	4	1,380	1	2,463	5	3,843

Consumer loans:
Principal deferral	2,304	560	—	—	2,304	560
Legal modification	3	19	—	—	3	19
Total consumer TDRs	2,307	579	—	—	2,307	579

Total troubled debt restructurings	2,457	$13,286	13	$3,165	2,470	$16,451

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$826	—	$—	1	$826
Rate reduction	101	9,526	6	370	107	9,896
Principal deferral	9	858	2	166	11	1,024
Legal modification	58	3,068	7	416	65	3,484
Total residential TDRs	169	14,278	15	952	184	15,230

Commercial related and construction/land development loans:
Interest only payments	1	488	—	—	1	488
Rate reduction	2	1,046	1	45	3	1,091
Principal deferral	4	906	1	2,464	5	3,370
Total commercial TDRs	7	2,440	2	2,509	9	4,949

Consumer loans:
Principal deferral	2,193	578	—	—	2,193	578
Legal modification	2	21	—	—	2	21
Total consumer TDRs	2,195	599	—	—	2,195	599

Total troubled debt restructurings	2,371	$17,317	17	$3,461	2,388	$20,778

As of September 30, 2021 and December 31, 2020, 81% and 83% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $2 million and $1 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of September 30, 2021 and December 31, 2020. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of September 30, 2021 or December 31, 2020.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2021 and 2020 that were modified during the three months ended September 30, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	3	$142	1	$14	4	$156
Total residential TDRs	3	142	1	14	4	156

Consumer loans:
Principal deferral	124	13	—	—	124	13
Total consumer TDRs	124	13	—	—	124	13

Total troubled debt restructurings	127	$155	1	$14	128	$169

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	2	$54	1	$4	3	$58
Legal modification	4	152	1	20	5	172
Total residential TDRs	6	206	2	24	8	230

Consumer loans:
Principal deferral	221	29	—	—	221	29
Legal modification	1	15	—	—	1	15
Total consumer TDRs	222	44	—	—	222	44

Total troubled debt restructurings	228	$250	2	$24	230	$274

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2021 and 2020, 92% and 91% of the Bank’s TDR balances that occurred during the third quarters of 2021 and 2020 were performing according to their modified terms. The Bank provided approximately $6,000 and $29,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the third quarters of 2021 and 2020.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2021 and 2020.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2021 and 2020 that were modified during the nine months ended September 30, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	—	$—	1	$160	1	$160
Legal modification	6	378	5	288	11	666
Total residential TDRs	6	378	6	448	12	826

Consumer loans:
Principal deferral	556	72	—	—	556	72
Legal modification	1	3	—	—	1	3
Total consumer TDRs	557	75	—	—	557	75

Total troubled debt restructurings	563	$453	6	$448	569	$901

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	2	$54	1	$4	3	$58
Legal modification	11	429	2	128	13	557
Total residential TDRs	13	483	3	132	16	615

Commercial related and construction/land development loans:
Principal deferral	1	21	—	—	1	21
Total commercial TDRs	1	21	—	—	1	21

Consumer loans:
Principal deferral	1,492	183	—	—	1,492	183
Legal modification	1	15	—	—	1	15
Total consumer TDRs	1,493	198	—	—	1,493	198

Total troubled debt restructurings	1,507	$702	3	$132	1,510	$834

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2021 and 2020, 50% and 84% of the Bank’s TDR balances that occurred during the first nine months of 2021 and 2020 were performing according to their modified terms. The Bank provided approximately $38,000 and $121,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first nine months of 2021 and 2020.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2021 and 2020.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2021 and 2020 and for which there was a payment default during the three and/or nine months ended September 30, 2021 and 2020.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$179	3	$163	6	$468	5	$269
Commercial real estate	—	—	2	2,964	1	116	2	2,964
Home equity	1	14	1	20	1	14	2	33

Total	3	$193	6	$3,147	8	$598	9	$3,266

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

As of September 30, 2021, $3 million, or less than 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2021	December 31, 2020

Residential real estate	$—	$496
Commercial real estate	1,845	2,003

Total other real estate owned	$1,845	$2,499

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	September 30, 2021	December 31, 2020

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$475	$981

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

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

Information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Easy Advances originated	$—	$—	$250,045	$387,762
Net (credit) charge to the Provision for Easy Advances	(2,242)	(4,294)	7,984	15,239
Provision to total Easy Advances originated	NA	NA	3.19%	3.93%
Easy Advances net charge-offs (recoveries)	$(2,242)	$(4,294)	$7,984	$15,239
Easy Advances net charge-offs to total Easy Advances originated	NA	NA	3.19%	3.93%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2021	December 31, 2020

Core Bank:
Demand	$1,342,395	$1,217,263
Money market accounts	793,236	712,824
Savings	295,663	236,335
Individual retirement accounts (1)	46,196	47,889
Time deposits, $250 and over (1)	84,340	83,448
Other certificates of deposit (1)	163,345	199,214
Reciprocal money market and time deposits (1)	101,109	314,109
Brokered deposits (1)	30,001	25,010
Total Core Bank interest-bearing deposits	2,856,285	2,836,092
Total Core Bank noninterest-bearing deposits	1,691,413	1,503,662
Total Core Bank deposits	4,547,698	4,339,754

Republic Processing Group:
Money market accounts	5,114	6,673
Total RPG interest-bearing deposits	5,114	6,673

Brokered prepaid card deposits	323,250	257,856
Other noninterest-bearing deposits	38,822	110,021
Total RPG noninterest-bearing deposits	362,072	367,877
Total RPG deposits	367,186	374,550

Deposits of discontinued operations (2)	33,063	18,877

Total deposits	$4,947,947	$4,733,181
(1)	Includes time deposit
(2)	See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

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

As of September 30, 2021 and December 31, 2020, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	September 30, 2021	December 31, 2020

Outstanding balance at end of period	$260,583	$211,026
Weighted average interest rate at end of period	0.04%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$114,308	$60,059
Mortgage backed securities - residential	156,237	140,554
Collateralized mortgage obligations	23,457	29,656
Total securities pledged	$294,002	$230,269

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$242,867	$213,010	$201,992	$199,556
Average interest rate during the period	0.03%	0.04%	0.02%	0.11%
Maximum outstanding at any month end during the period	$307,358	$195,229	$307,358	$195,229

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of September 30, 2021, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 36 of its offices, with 14 such operating leases contracted with a related party of the Company. As of September 30, 2021, payments on 24 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed no new operating leases during 2021. The Company renewed a related-party lease on one of its Louisville, Kentucky banking centers during the fourth quarter of 2020 that commenced in January 2021 with a right-of-use asset value of $392,000. During the second quarter of 2021, the Company extended one third-party lease for an additional five years, with the extended term beginning during the third quarter of 2021 and valued at approximately $263,000. During the fourth quarter of 2021, the Company recorded an amendment to one related-party lease to add leased space, with this amendment valued at approximately $819,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Operating lease expense:
Related Party:
Variable lease expense	$1,224	$1,235	$3,662	$3,706
Fixed lease expense	34	23	102	69
Third Party:
Variable lease expense	197	180	590	541
Fixed lease expense	337	371	1,021	1,109
Short-term lease expense	—	3	—	7
Total operating lease expense	$1,792	$1,812	$5,375	$5,432

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,793	$1,817	$5,390	$5,448
Short-term lease payments not included in the measurement of lease liabilities	—	3	—	7

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020

Weighted average remaining term in years	7.76	8.37
Weighted average discount rate	3.08%	3.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2021:

Year (in thousands)	Related Party	Third Party	Total

2021	$1,160	$636	$1,796
2022	4,639	2,492	7,131
2023	4,639	2,049	6,688
2024	4,512	1,517	6,029
2025	4,344	979	5,323
Thereafter	15,800	2,729	18,529
Total undiscounted cash flows	$35,094	$10,402	$45,496
Discount applied to cash flows	(4,065)	(1,280)	(5,345)
Total discounted cash flows reported as operating lease liabilities	$31,029	$9,122	$40,151

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2021	December 31, 2020

Overnight advances	$25,000	$225,000
Fixed interest rate advances	—	10,000
Total FHLB advances	$25,000	$235,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2021 and December 31, 2020, Republic had available borrowing capacity of $898 million and $683 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of September 30, 2021 and December 31, 2020.

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

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020

Average outstanding balance during the period	$25,000	$272	$30,037	$29,106
Average interest rate during the period	0.10%	0.17%	0.15%	0.92%
Maximum outstanding at any month end during the period	$25,000	$25,000	$25,000	$250,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2021	December 31, 2020

First lien, single family residential real estate	$1,034,959	$1,048,236
Home equity lines of credit	191,443	208,944

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2021	December 31, 2020

Unused warehouse lines of credit	$658,318	$456,004
Unused home equity lines of credit	350,198	353,322
Unused loan commitments - other	787,660	775,128
Standby letters of credit	14,130	10,949
FHLB letter of credit	643	643
Total commitments	$1,810,949	$1,596,046

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

The following tables present a rollforward of the ACLC for the three and nine months ended September 30, 2021 and 2020:

	ACLC Rollforward
	Three Months Ended
	2021					2020
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$140	$—	$—	$—	$140	$58	$(6)	$—	$—	$52
Unused home equity lines of credit	213	29	—	—	242	124	22	—	—	146
Unused loan commitments - other	581	(26)	—	—	555	454	271	—	—	725

Total	$934	$3	$—	$—	$937	$636	$287	$—	$—	$923

The Company increased its ACLC during the three months ended September 30, 2021 based on an increase in the expected usage for its home equity lines of credit.

	ACLC Rollforward
	Nine Months Ended
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$61	$—	$—	$140	$—	$55	$(3)	$—	$—	$52
Unused home equity lines of credit	173	69	—	—	242	—	89	57	—	—	146
Unused loan commitments - other	737	(182)	—	—	555	—	312	413	—	—	725

Total	$989	$(52)	$—	$—	$937	$—	$456	$467	$—	$—	$923

The Company decreased its ACLC during the nine months ended September 30, 2021 based on a decrease in the expected loss rate for its unused commitments.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of September 30, 2021. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Consumer loans held for sale, at fair value: In December 2019, the Bank began offering RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly. Fair value for these loans is based on contractual sales terms, Level 3 inputs.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of September 30, 2021 is presented net of any applicable ACL.

	Fair Value Measurements at
	September 30, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$234,845	$—	$234,845
Private label mortgage-backed security	—	—	2,780	2,780
Mortgage-backed securities - residential	—	209,805	—	209,805
Collateralized mortgage obligations	—	34,519	—	34,519
Corporate bonds	—	10,081	—	10,081
Trust preferred security	—	—	3,850	3,850
Total available-for-sale debt securities	$—	$489,250	$6,630	$495,880

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$102	$—	$102
Community Reinvestment Act mutual fund	2,476	—	—	2,476
Total equity securities with readily determinable fair value	$2,476	$102	$—	$2,578

Mortgage loans held for sale	$—	$25,791	$—	$25,791
Consumer loans held for sale	—	—	10,779	10,779
Consumer loans held for investment	—	—	254	254
Rate lock loan commitments	—	1,943	—	1,943
Mandatory forward contracts	—	722	—	722
Interest rate swap agreements	—	6,707	—	6,707

Financial liabilities:
Interest rate swap agreements	$—	$6,707	$—	$6,707

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$—	$246,909	$—	$246,909
Private label mortgage-backed security	—	—	2,957	2,957
Mortgage-backed securities - residential	—	211,202	—	211,202
Collateralized mortgage obligations	—	48,952	—	48,952
Corporate bonds	—	10,043	—	10,043
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$—	$517,106	$6,757	$523,863

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,523	—	—	2,523
Total equity securities with readily determinable fair value	$2,523	$560	$—	$3,083

Mortgage loans held for sale	$—	$46,867	$—	$46,867
Consumer loans held for sale	—	—	3,298	3,298
Consumer loans held for investment	—	—	497	497
Rate lock loan commitments	—	4,540	—	4,540
Interest rate swap agreements	—	12,545	—	12,545

Financial liabilities:
Mandatory forward contracts	$—	$976	$—	$976
Interest rate swap agreements	—	12,545	—	12,545

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three and nine months ended September 30, 2021 and 2020.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$2,824	$3,023	$2,957	$3,495
Total gains or losses included in earnings:
Net change in unrealized gain	13	60	62	(46)
Principal paydowns	(57)	(79)	(239)	(445)
Balance, end of period	$2,780	$3,004	$2,780	$3,004

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
September 30, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,780	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,957	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$3,700	$3,500	$3,800	$4,000
Total gains or losses included in earnings:
Discount accretion	14	21	40	43
Net change in unrealized gain	136	279	10	(243)
Balance, end of period	$3,850	$3,800	$3,850	$3,800

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2021 and December 31, 2020.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2021	December 31, 2020

Aggregate fair value	$25,791	$46,867
Contractual balance	25,232	44,781
Unrealized gain	559	2,086

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2021 and 2020 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Interest income	$253	$300	$802	$932
Change in fair value	(373)	126	(1,527)	1,382
Total included in earnings	$(120)	$426	$(725)	$2,314

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2021 and December 31, 2020.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$10,779	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,298	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	September 30, 2021	December 31, 2020

Aggregate fair value	$10,779	$3,298
Contractual balance	10,703	3,284
Unrealized gain	76	14

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Interest income	$2,102	$42	$4,070	$1,563
Change in fair value	(16)	2	62	(2)
Total included in earnings	$2,086	$44	$4,132	$1,561

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,733	$1,733
Commercial real estate	—	—	3,568	3,568
Commercial & industrial	—	—	60	60
Home equity	—	—	314	314
Total collateral-dependent loans*	$—	$—	$5,675	$5,675

Other real estate owned:
Commercial real estate	$—	$—	$1,845	$1,845
Total other real estate owned	$—	$—	$1,845	$1,845

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,860	$3,860
Commercial real estate	—	—	4,107	4,107
Home equity	—	—	395	395
Total collateral-dependent loans*	$—	$—	$8,362	$8,362

Other real estate owned:
Residential real estate	$—	$—	$2,003	$2,003
Total other real estate owned	$—	$—	$2,003	$2,003

Mortgage servicing rights	$—	$3,233	$—	$3,233
*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,733	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$3,568	Sales comparison approach	Adjustments determined for differences between comparable sales	15% - 31% (26%)

Collateral-dependent loans - commercial & industrial	$60	Sales comparison approach	Adjustments determined for differences between comparable sales	1% (1%)

Collateral-dependent loans - home equity	$314	Sales comparison approach	Adjustments determined for differences between comparable sales	6%-10% (6%)

Other real estate owned - commercial real estate	$1,845	Sales comparison approach	Adjustments determined for differences between comparable sales	32% (32%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,860	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	7% - 31% (26%)

Collateral-dependent loans - home equity	$395	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,003	Sales comparison approach	Adjustments determined for differences between comparable sales	26% (26%)

Collateral-Dependent Loans

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

Collateral-dependent loans are as follows:

(in thousands)	September 30, 2021	December 31, 2020

Carrying amount of loans measured at fair value	$5,122	$7,110
Estimated selling costs considered in carrying amount	911	1,252
Valuation allowance	(358)	—
Total fair value	$5,675	$8,362

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Provision on collateral-dependent	$345	$430	$393	$(71)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2021	December 31, 2020

Other real estate owned carried at fair value	$1,845	$2,003
Other real estate owned carried at cost	—	496
Total carrying value of other real estate owned	$1,845	$2,499

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Other real estate owned write-downs during the period	$53	$53	$158	$53

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$1,011,247	$1,011,247	$—	$—	$1,011,247
Available-for-sale debt securities	495,880	—	489,250	6,630	495,880
Held-to-maturity debt securities	44,991	—	45,590	—	45,590
Equity securities with readily determinable fair values	2,578	2,476	102	—	2,578
Mortgage loans held for sale, at fair value	25,791	—	25,791	—	25,791
Consumer loans held for sale, at fair value	10,779	—	—	10,779	10,779
Consumer loans held for sale, at the lower of cost or fair value	3,976	—	—	3,976	3,976
Loans for discontinued operations, at the lower of cost or fair value	24	—	—	24	24
Loans, net	4,280,758	—	—	4,276,437	4,276,437
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,352	—	9,352	—	9,352
Mortgage servicing rights	8,867	—	10,906	—	10,906
Rate lock loan commitments	1,943	—	1,943	—	1,943
Mandatory forward contracts	722	—	722	—	722
Interest rate swap agreements	6,707	—	6,707	—	6,707

Liabilities:
Noninterest-bearing deposits	$2,053,485	—	$2,053,485	—	$2,053,485
Transaction deposits	2,536,782	—	2,536,782	—	2,536,782
Time deposits	324,617	—	328,162	—	328,162
Deposits of discontinued operations	33,063	—	33,063	—	33,063
Securities sold under agreements to repurchase and other short-term borrowings	260,583	—	260,583	—	260,583
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	180	—	180	—	180
Interest rate swap agreements	6,707	—	6,707	—	6,707

		Fair Value Measurements at
		December 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$485,587	$485,587	$—	$—	$485,587
Available-for-sale debt securities	523,863	—	517,106	6,757	523,863
Held-to-maturity debt securities	53,324	—	54,190	—	54,190
Equity securities with readily determinable fair values	3,083	2,523	560	—	3,083
Mortgage loans held for sale, at fair value	46,867	—	46,867	—	46,867
Consumer loans held for sale, at fair value	3,298	—	—	3,298	3,298
Consumer loans held for sale, at the lower of cost or fair value	1,478	—	—	1,478	1,478
Loans for discontinued operations, at the lower of cost or fair value	23,765	—	—	23,765	23,765
Loans, net	4,728,271	—	—	4,726,066	4,726,066
Federal Home Loan Bank stock	17,397	—	—	—	NA
Accrued interest receivable	12,925	—	12,925	—	12,925
Mortgage servicing rights	7,095	—	8,318	—	8,318
Rate lock loan commitments	4,540	—	4,540	—	4,540
Interest rate swap agreements	12,545	—	12,545	—	12,545

Liabilities:
Noninterest-bearing deposits	$1,871,539	—	$1,871,539	—	$1,871,539
Transaction deposits	2,444,361	—	2,444,361	—	2,444,361
Time deposits	398,404	—	404,773	—	404,773
Deposits of discontinued operations	18,877	—	18,877	—	18,877
Securities sold under agreements to repurchase and other short-term borrowings	211,026	—	211,026	—	211,026
Federal Home Loan Bank advances	235,000	—	235,009	—	235,009
Subordinated note	41,240	—	31,071	—	31,071
Accrued interest payable	342	—	342	—	342
Mandatory forward contracts	976	—	976	—	976
Interest rate swap agreements	12,545	—	12,545	—	12,545

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$32,401	$40,028	$46,867	$19,224
Origination of mortgage loans held for sale	170,482	203,615	525,246	547,556
Proceeds from the sale of mortgage loans held for sale	(182,422)	(210,309)	(562,661)	(546,950)
Net gain on sale of mortgage loans held for sale	5,330	11,526	16,339	25,030
Balance, end of period	$25,791	$44,860	$25,791	$44,860

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Net gain realized on sale of mortgage loans held for sale	$5,008	$9,151	$18,764	$18,279
Net change in fair value recognized on loans held for sale	(373)	126	(1,527)	1,382
Net change in fair value recognized on rate lock loan commitments	(258)	2,194	(2,596)	5,841
Net change in fair value recognized on forward contracts	953	55	1,698	(472)
Net gain recognized	5,330	11,526	16,339	25,030

Loan servicing income	832	757	2,433	2,139
Amortization of mortgage servicing rights	(882)	(1,108)	(2,617)	(2,701)
Change in mortgage servicing rights valuation allowance	—	(400)	500	(500)
Net servicing income recognized	(50)	(751)	316	(1,062)
Total Mortgage Banking income	$5,280	$10,775	$16,655	$23,968

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Balance, beginning of period	$8,335	$6,711	$7,095	$5,888
Additions	1,414	1,471	3,889	3,987
Amortized to expense	(882)	(1,108)	(2,617)	(2,701)
Change in valuation allowance	—	(400)	500	(500)
Balance, end of period	$8,867	$6,674	$8,867	$6,674

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Beginning valuation allowance	$—	$100	$500	$—
Charge during the period	—	400	(500)	500
Ending valuation allowance	$—	$500	$—	$500

Other information relating to mortgage servicing rights follows:

(in thousands)	September 30, 2021	December 31, 2020

Fair value of mortgage servicing rights portfolio	$10,906	$8,318
Monthly weighted average prepayment rate of unpaid principal balance*	205%	308%
Discount rate	10%	10%
Weighted average foreclosure rate	0.24%	0.44%
Weighted average life in years	5.88	4.85
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2021		December 31, 2020
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$25,232	$25,791	$44,781	$46,867

Included in other assets:
Rate lock loan commitments	$94,210	$1,943	$105,395	$4,540
Mandatory forward contracts	105,659	722	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$136,236	$976

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

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Interest rate swap on money market deposits	$—	$52	$—	$107
Interest rate swap on FHLB advance	—	51	—	104
Total interest (benefit) expense on swap transactions	$—	$103	$—	$211

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Gains (losses) recognized in OCI on derivative (effective portion)	$—	$(1)	$—	$(173)

Gains (losses) reclassified from OCI on derivative (effective portion)	—	(103)	—	(211)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2021		December 31, 2020
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$109,456	$6,707	$138,277	$12,545
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	15,953	(103)	—	—
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$125,409	$6,604	$138,277	$12,545

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	125,409	(6,604)	138,277	(12,545)
Total		$250,818	$—	$276,554	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $7.8 million and $13.3 million as of September 30, 2021 and December 31, 2020.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020

Income from continuing operations	$18,412	$17,275	$55,240	$49,344
Income (loss) from discontinued operations	1,597	3,114	14,744	13,546
Net income available to common shareholders	20,009	20,389	69,984	62,890
Dividends declared on Common Stock:
Class A Shares	(5,557)	(5,375)	(16,980)	(16,080)
Class B Shares	(606)	(572)	(1,830)	(1,716)
Undistributed net income for basic earnings per share	13,846	14,442	51,174	45,094
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(17)	(7)	(40)	(24)
Undistributed net income for diluted earnings per share	$13,829	$14,435	$51,134	$45,070

Weighted average shares outstanding:
Class A Shares	18,342	18,826	18,625	18,830
Class B Shares	2,166	2,200	2,182	2,201
Effect of dilutive securities on Class A Shares outstanding	83	20	72	37
Weighted average shares outstanding including dilutive securities	20,591	21,046	20,879	21,068

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29	$0.92	$0.86
Undistributed earnings per share* from continuing operations	0.60	0.54	1.77	1.51
Total basic earnings per share from continuing operations	0.91	0.83	2.69	2.37
Total basic earnings per share from discontinued operations	0.08	0.15	0.71	0.65
Total basic earnings per share - Class A Common Stock	$0.99	$0.98	$3.40	$3.02

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26	$0.84	$0.78
Undistributed earnings per share*	0.55	0.49	1.61	1.38
Total basic earnings per share from continuing operations	0.83	0.75	2.45	2.16
Total basic earnings per share from discontinued operations	0.07	0.14	0.65	0.59
Total basic earnings per share - Class B Common Stock	$0.90	$0.89	$3.10	$2.75

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.31	$0.29	$0.92	$0.86
Undistributed earnings per share*	0.60	0.54	1.76	1.51
Total diluted earnings per share from continuing operations	0.91	0.83	2.68	2.37
Total diluted earnings per share from discontinued operations	0.08	0.15	0.71	0.65
Total diluted earnings per share - Class A Common Stock	$0.99	$0.98	$3.39	$3.02

Class B Common Stock:
Per share dividends distributed	$0.28	$0.26	$0.84	$0.78
Undistributed earnings per share*	0.55	0.49	1.60	1.37
Total diluted earnings per share from continuing operations	0.83	0.75	2.44	2.15
Total diluted earnings per share from discontinued operations	0.07	0.14	0.65	0.59
Total diluted earnings per share - Class B Common Stock	$0.90	$0.89	$3.09	$2.74
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Antidilutive stock options	141,000	431,000	144,000	244,000
Average antidilutive stock options	141,000	367,000	144,000	193,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Available-for-Sale Debt Securities:
Unrealized gains and (losses) on AFS debt securities	$(1,899)	$(258)	$(4,542)	$8,618
Unrealized gain (loss) of AFS debt security for which a portion of OTTI has been recognized in earnings	13	61	62	(46)
Net unrealized (losses) gains	(1,886)	(197)	(4,480)	8,572
Tax effect	471	49	1,119	(2,144)
Net of tax	(1,415)	(148)	(3,361)	6,428

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	—	(1)	—	(173)
Reclassification amount for net derivative losses realized in income	—	103	—	211
Net gains (losses)	—	102	—	38
Tax effect	—	(25)	—	(9)
Net of tax	—	77	—	29

Total other comprehensive (loss) income components, net of tax	$(1,415)	$(71)	$(3,361)	$6,457

The table below presents the significant amounts reclassified out of each component of AOCI:

		Amounts Reclassified from AOCI
	Affected Line Items	Three Months Ended		Nine Months Ended
	in the Consolidated	September 30,		September 30,
(in thousands)	Statements of Income	2021	2020	2021	2020

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	$—	$(52)	$—	$(107)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	—	(51)	—	(104)
Total derivative losses on cash flow hedges	Total interest expense	—	(103)	—	(211)
Tax effect	Income tax expense	—	26	—	53
Net of tax	Net income	$—	$(77)	$—	$(158)

The following is a summary of the AOCI balances, net of tax:

		2021
(in thousands)	December 31, 2020	Change	September 30, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(3,407)	$4,164
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	46	984
Total unrealized gain (loss)	$8,509	$(3,361)	$5,148

		2020
(in thousands)	December 31, 2019	Change	September 30, 2020

Unrealized gain on AFS debt securities	$2,211	$6,464	$8,675
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(35)	929
Unrealized (loss) gain on cash flow hedges	(77)	28	(49)
Total unrealized gain	$3,098	$6,457	$9,555

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration from continuing operations by reportable segment:

	Three Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$40,297	$6,291	$253	$46,841	$171	$5,297	$5,468	$52,309

Noninterest income:
Service charges on deposit accounts	3,262	15	—	3,277	—	—	—	3,277
Mortgage banking income (1)	—	—	5,280	5,280	—	—	—	5,280
Interchange fee income	3,199	—	—	3,199	1	—	1	3,200
Program fees (1)	—	—	—	—	763	3,767	4,530	4,530
Increase in cash surrender value of BOLI (1)	626	—	—	626	—	—	—	626
Net gains (losses) on OREO	(52)	—	—	(52)	—	—	—	(52)
Other	1,073	—	62	1,135	(1)	—	(1)	1,134
Total noninterest income	8,108	15	5,342	13,465	763	3,767	4,530	17,995

Total net revenue	$48,405	$6,306	$5,595	$60,306	$934	$9,064	$9,998	$70,304

Net-revenue concentration from continuing operations (2)	69%	9%	8%	86%	1%	13%	14%	100%

	Three Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$38,753	$7,345	$300	$46,398	$675	$4,976	$5,651	$52,049

Noninterest income:
Service charges on deposit accounts	3,000	18	—	3,018	(1)	—	(1)	3,017
Mortgage banking income (1)	—	—	10,775	10,775	—	—	—	10,775
Interchange fee income	2,873	—	—	2,873	1	—	1	2,874
Program fees (1)	—	—	—	—	643	844	1,487	1,487
Increase in cash surrender value of BOLI (1)	400	—	—	400	—	—	—	400
Net gains (losses) on OREO	(14)	—	—	(14)	—	—	—	(14)
Other	879	(39)	21	861	—	—	—	861
Total noninterest income	7,138	(21)	10,796	17,913	643	844	1,487	19,400

Total net revenue	$45,891	$7,324	$11,096	$64,311	$1,318	$5,820	$7,138	$71,449

Net-revenue concentration from continuing operations (2)	64%	10%	16%	90%	2%	8%	10%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

	Nine Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$119,677	$19,387	$802	$139,866	$665	$14,794	$15,459	$155,325

Noninterest income:
Service charges on deposit accounts	9,188	43	—	9,231	(10)	—	(10)	9,221
Mortgage banking income (1)	—	—	16,655	16,655	—	—	—	16,655
Interchange fee income	9,535	—	—	9,535	4	—	4	9,539
Program fees (1)	—	—	—	—	2,374	7,930	10,304	10,304
Increase in cash surrender value of BOLI (1)	1,616	—	—	1,616	—	—	—	1,616
Net gains (losses) on OREO	(107)	—	—	(107)	—	—	—	(107)
Other	2,630	—	140	2,770	(1)	—	(1)	2,769
Total noninterest income	22,862	43	16,795	39,700	2,367	7,930	10,297	49,997

Total net revenue	$142,539	$19,430	$17,597	$179,566	$3,032	$22,724	$25,756	$205,322

Net-revenue concentration from continuing operations (2)	70%	9%	9%	88%	1%	11%	12%	100%

	Nine Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$118,409	$17,715	$932	$137,056	$1,622	$17,655	$19,277	$156,333

Noninterest income:
Service charges on deposit accounts	8,576	46	—	8,622	(18)	—	(18)	8,604
Mortgage banking income (1)	—	—	23,968	23,968	—	—	—	23,968
Interchange fee income	8,090	—	—	8,090	3	—	3	8,093
Program fees (1)	—	—	—	—	1,573	3,676	5,249	5,249
Increase in cash surrender value of BOLI (1)	1,184	—	—	1,184	—	—	—	1,184
Net gains (losses) on OREO	(10)	—	—	(10)	—	—	—	(10)
Other	2,659	(39)	53	2,673	—	—	—	2,673
Total noninterest income	20,499	7	24,021	44,527	1,558	3,676	5,234	49,761

Total net revenue	$138,908	$17,722	$24,953	$181,583	$3,180	$21,331	$24,511	$206,094

Net-revenue concentration from continuing operations (2)	67%	9%	12%	88%	2%	10%	12%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

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

As of September 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Prepaid Cards

Discontinued Operations

The Bank agreed to sell its TRS business to Green Dot in May 2021. The TRS business has traditionally contained the significant majority of revenue and expense generated at the TRS segment. The TRS business contracted to be sold offers tax-related credit products and facilitates the receipt and payment of federal and state tax refunds through Refund Transfer products. TRS products are primarily provided to clients outside of the Bank’s market footprint.

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

Segment information follows:

	Three Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,297	$6,291	$253	$46,841	$171	$5,297	$5,468	$52,309

Provision for expected credit loss expense	(44)	(223)	—	(267)	—	3,820	3,820	3,553

Mortgage banking income	—	—	5,280	5,280	—	—	—	5,280
Program fees	—	—	—	—	763	3,767	4,530	4,530
Other noninterest income	8,108	15	62	8,185	—	—	—	8,185
Total noninterest income	8,108	15	5,342	13,465	763	3,767	4,530	17,995

Total noninterest expense	35,927	1,056	3,257	40,240	1,308	1,046	2,354	42,594

Income (loss) from continuing operations before income tax expense	12,522	5,473	2,338	20,333	(374)	4,198	3,824	24,157
Income tax expense (benefit)	3,038	1,258	514	4,810	(102)	1,037	935	5,745
Income (loss) from continuing operations	9,484	4,215	1,824	15,523	(272)	3,161	2,889	18,412

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	2,070	—	2,070	2,070
Income tax expense	—	—	—	—	473	—	473	473
Income from discontinued operations, net of tax	—	—	—	—	1,597	—	1,597	1,597

Net income	$9,484	$4,215	$1,824	$15,523	$1,325	$3,161	$4,486	$20,009

Period-end assets	$4,907,503	$750,266	$41,196	$5,698,965	$365,552	$123,117	$488,669	$6,187,634

Net interest margin from continuing operations	3.22%	3.51%	NM	3.25%	NM	NM	NM	3.55%

Net-revenue concentration from continuing operations*	69%	9%	8%	86%	1%	13%	14%	100%

	Three Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,753	$7,345	$300	$46,398	$675	$4,976	$5,651	$52,049

Provision for expected credit loss expense	5,857	(3)	—	5,854	—	(12)	(12)	5,842

Mortgage banking income	—	—	10,775	10,775	—	—	—	10,775
Program fees	—	—	—	—	643	844	1,487	1,487
Other noninterest income	7,138	(21)	21	7,138	—	—	—	7,138
Total noninterest income	7,138	(21)	10,796	17,913	643	844	1,487	19,400

Total noninterest expense	36,415	1,875	2,832	41,122	1,481	1,175	2,656	43,778

Income (loss) from continuing operations before income tax expense	3,619	5,452	8,264	17,335	(163)	4,657	4,494	21,829
Income tax expense (benefit)	558	1,226	1,736	3,520	(40)	1,074	1,034	4,554
Income (loss) from continuing operations	3,061	4,226	6,528	13,815	(123)	3,583	3,460	17,275

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	3,997	—	3,997	3,997
Income tax expense	—	—	—	—	883	—	883	883
Income from discontinued operations, net of tax	—	—	—	—	3,114	—	3,114	3,114

Net income	$3,061	$4,226	$6,528	$13,815	$2,991	$3,583	$6,574	$20,389

Period-end assets	$4,769,848	$1,026,790	$61,809	$5,858,447	$269,337	$112,662	$381,999	$6,240,446

Net interest margin from continuing operations	3.22%	3.41%	NM	3.25%	NM	NM	NM	3.57%

Net-revenue concentration from continuing operations*	64%	10%	16%	90%	2%	8%	10%	100%

*      Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

	Nine Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$119,677	$19,387	$802	$139,866	$665	$14,794	$15,459	$155,325

Provision for expected credit loss expense	(126)	(530)	—	(656)	—	5,037	5,037	4,381

Mortgage banking income	—	—	16,655	16,655	—	—	—	16,655
Program fees	—	—	—	—	2,374	7,930	10,304	10,304
Other noninterest income	22,862	43	140	23,045	(7)	—	(7)	23,038
Total noninterest income	22,862	43	16,795	39,700	2,367	7,930	10,297	49,997

Total noninterest expense	110,192	3,150	9,384	122,726	4,239	3,028	7,267	129,993

Income (loss) from continuing operations before income tax expense	32,473	16,810	8,213	57,496	(1,207)	14,659	13,452	70,948
Income tax expense (benefit)	6,718	3,919	1,807	12,444	(373)	3,637	3,264	15,708
Income (loss) from continuing operations	25,755	12,891	6,406	45,052	(834)	11,022	10,188	55,240

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	19,584	—	19,584	19,584
Income tax expense	—	—	—	—	4,840	—	4,840	4,840
Income from discontinued operations, net of tax	—	—	—	—	14,744	—	14,744	14,744

Net income	$25,755	$12,891	$6,406	$45,052	$13,910	$11,022	$24,932	$69,984

Period-end assets	$4,907,503	$750,266	$41,196	$5,698,965	$365,552	$123,117	$488,669	$6,187,634

Net interest margin from continuing operations	3.21%	3.47%	NM	3.24%	NM	NM	NM	3.46%

Net-revenue concentration from continuing operations*	70%	9%	9%	88%	1%	11%	12%	100%

	Nine Months Ended September 30, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$118,409	$17,715	$932	$137,056	$1,622	$17,655	$19,277	$156,333

Provision for expected credit loss expense	14,526	778	—	15,304	—	251	251	15,555

Mortgage banking income	—	—	23,968	23,968	—	—	—	23,968
Program fees	—	—	—	—	1,573	3,676	5,249	5,249
Other noninterest income	20,499	7	53	20,559	(15)	—	(15)	20,544
Total noninterest income	20,499	7	24,021	44,527	1,558	3,676	5,234	49,761

Total noninterest expense	109,750	3,489	7,517	120,756	5,360	2,972	8,332	129,088

Income (loss) from continuing operations before income tax expense	14,632	13,455	17,436	45,523	(2,180)	18,108	15,928	61,451
Income tax expense (benefit)	1,747	3,027	3,662	8,436	(517)	4,188	3,671	12,107
Income (loss) from continuing operations	12,885	10,428	13,774	37,087	(1,663)	13,920	12,257	49,344

Discontinued operations:
Income from discontinued operations before income taxes	—	—	—	—	17,550	—	17,550	17,550
Income tax expense	—	—	—	—	4,004	—	4,004	4,004
Income from discontinued operations, net of tax	—	—	—	—	13,546	—	13,546	13,546

Net income	$12,885	$10,428	$13,774	$37,087	$11,883	$13,920	$25,803	$62,890

Period-end assets	$4,769,848	$1,026,790	$61,809	$5,858,447	$269,337	$112,662	$381,999	$6,240,446

Net interest margin from continuing operations	3.41%	3.07%	NM	3.37%	NM	NM	NM	3.69%

Net-revenue concentration from continuing operations*	67%	9%	12%	88%	2%	10%	12%	100%

*      Net revenue from continuing operations represents net interest income plus total noninterest income from continuing operations. Net-revenue concentration from continuing operations equals segment-level net revenue from continuing operations divided by total Company net revenue from continuing operations.

17. DISCONTINUED OPERATIONS

On May 13, 2021, the Bank entered into the Purchase Agreement with Green Dot providing for the Sale Transaction. As a result of the Purchase Agreement and the proposed Sale Transaction, the results for the Company, RPG, and its TRS segment are presented within this filing to reflect continuing versus discontinued operations. RPG’s continuing operations include its RCS segment, its RPS division, and certain overhead costs previously allocated to TRS that will remain with RPG. Discontinued operations are those contracted to be sold. These discontinued operations have historically contained the majority of TRS’s revenue and expense. Interest income and expense for continuing and discontinued operations also include intercompany interest charged and earned based on the Company’s funds transfer pricing methodology.

On October 4, 2021, Green Dot announced that it had been unable to obtain the Federal Reserve’s approval of or non-objection to the Sale Transaction and that, as a result, Green Dot would not consummate the Sale Transaction. On October 5, 2021, the Bank filed a lawsuit against Green Dot in the Delaware Court of Chancery alleging breach of contract. In so doing, the Bank seeks, among other relief, specific performance to require that Green Dot proceed with the Sale Transaction as the parties had agreed to in the Purchase Agreement. Due to the inherent uncertainties of legal proceedings, at this time, the Company cannot predict the outcome of these proceedings and their impact on the Company’s financial condition and results of operations.

Results of operations for the TRS business sold to Green Dot are presented separately as discontinued operations for all periods because the sale met the relevant criteria as of September 30, 2021. A summary income statement of discontinued operations for the three and nine months ended September 30, 2021 is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

INTEREST INCOME:

Loans, including fees	$76	$135	$14,815	$20,978
Funds transfer credit	51	70	313	1,543
Total interest income	127	205	15,128	22,521

INTEREST EXPENSE:

Deposits	—	—	—	527
Funds transfer cost	4	2	200	1,132
Total interest expense	4	2	200	1,659

NET INTEREST INCOME	123	203	14,928	20,862

Provision for expected credit loss expense	(2,261)	(4,342)	7,850	15,239

NET INTEREST INCOME AFTER PROVISION	2,384	4,545	7,078	5,623

NONINTEREST INCOME:

Net refund transfer fees	1,280	1,152	19,922	19,888
Interchange fee income	63	37	232	178
Other	1	8	78	90
Total noninterest income	1,344	1,197	20,232	20,156

NONINTEREST EXPENSE:

Salaries and employee benefits	1,043	1,460	4,268	4,208
Technology, equipment, and communication	86	131	260	461
Occupancy	—	—	1	7
Marketing and development	45	55	160	196
FDIC insurance expense	—	—	150	—
Bank franchise tax expense	9	2	14	1,729
Legal and professional fees	303	8	1,382	173
Other	172	89	1,491	1,455
Total noninterest expense	1,658	1,745	7,726	8,229

INCOME FROM DISCONTINUED OPERATIONS BEFORE INCOME TAX EXPENSE	2,070	3,997	19,584	17,550
INCOME TAX EXPENSE	473	883	4,840	4,004
INCOME FROM DISCONTINUED OPERATIONS	$1,597	$3,114	$14,744	$13,546

Through its TRS business, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). Substantially all of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season.

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

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic redeemed these securities at the par amount of approximately $40 million, without penalty. Republic’s capital ratios remained well above “well capitalized” levels following the redemption of the TPS, which were treated as part of Republic’s Tier I Capital while outstanding.

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

ACLL and Provision — As of September 30, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of September 30, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2021, Republic had 42 full-service banking centers with locations as follows:

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

(IV)  Tax Refund Solutions segment

Tax Refund Solutions segment — On May 13, 2021, the Bank entered into the Purchase Agreement with Green Dot providing for the Sale Transaction. As a result of the Purchase Agreement and the proposed Sale Transaction, the results for the Company, RPG, and its TRS segment are presented within this filing to reflect continuing versus discontinued operations. RPG’s continuing operations include its RCS segment, its RPS division, and certain overhead costs previously allocated to TRS that will remain with RPG. Discontinued operations are those contracted to be sold. These discontinued operations have historically contained the majority of TRS’s revenue and expense. Interest income and expense for continuing and discontinued operations also include intercompany interest charged and earned based on the Company’s funds transfer pricing methodology.

On October 4, 2021, Green Dot announced that it had been unable to obtain the Federal Reserve’s approval of or non-objection to the Sale Transaction and that, as a result, Green Dot would not consummate the Sale Transaction. On October 5, 2021, the Bank filed a lawsuit against Green Dot in the Delaware Court of Chancery alleging breach of contract. In so doing, the Bank seeks, among other relief, specific performance to require that Green Dot proceed with the Sale Transaction as the parties had agreed to in the Purchase Agreement. Due to the inherent uncertainties of legal proceedings, at this time, the Company cannot predict the outcome of these proceedings and their impact on the Company’s financial condition and results of operations.

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

OVERVIEW (Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020)

Total Company net income for the third quarter of 2021 was $20.0 million, a $380,000, or 2%, decrease from the same period in 2020. Diluted EPS was $0.99 for the three months ended September 30, 2021, an increase of approximately 1% compared to $0.98 for the same period in 2020. The 3% difference between the 2% decrease in net income and the 1% increase in Diluted EPS of the Company represents the benefit of the Company’s on-going stock buyback program. As of September 30, 2021, the stock buyback program has reduced the number of shares outstanding by approximately 748,000 shares since the buyback was implemented in early 2021. The decrease in net income reflected a $1.5 million decrease in net income from discontinued operations, driven by a change in the timing of Easy Advance recoveries, as the Company received a higher rate and a higher volume of EA recoveries during the third quarter of 2020 compared to the third quarter of 2021.

Net income from continuing operations was $18.4 million for the third quarter of 2021, a $1.1 million, or 7%, increase from the same period in 2020. Diluted EPS from continuing operations was $0.91 for the three months ended September 30, 2021, an increase of approximately 10% over the $0.83 for the same period in 2020. The overall increase in net income from continuing operations generally reflected an increase in RPG program fees, a positive reduction in Provision, offset by a reduction in Mortgage Banking income.

The following are general highlights by reportable segment. Discontinued operations for the periods discussed relate entirely to the TRS segment.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” of Part I Item 1 “Financial Statements.”

Traditional Banking segment

●	Net income increased $6.4 million for the third quarter of 2021 compared to the same period in 2020.

●	Net interest income increased $1.5 million, or 4%, for the third quarter of 2021 compared to the same period in 2020. The Traditional Bank’s net interest margin remained at 3.22% for the third quarter of 2021.

●	Provision decreased $5.9 million to a net credit of $44,000 for the third quarter of 2021 compared to a net charge of $5.9 million for the same period in 2020.

●	Noninterest income increased $970,000, or 14%, for the third quarter of 2021 compared to the same period in 2020.

●	Total noninterest expense decreased $488,000, or 1%, for the third quarter of 2021 compared to same period in 2020.

Warehouse Lending segment

●	Net income remained at $4.2 million for the third quarter of 2021 compared to the same period in 2020.

●	Net interest income decreased $1.1 million, or 14%, for the third quarter of 2021 compared to the same period in 2020.

●	The Warehouse Provision was a net credit of $223,000 for the third quarter of 2021 compared to a net credit of $3,000 for the same period in 2020.

●	Average committed Warehouse lines increased to $1.4 billion during the third quarter of 2021 from $1.3 billion during the same period in 2020.

●	Average line usage was 51% during the third quarter of 2021 compared to 68% during the same period in 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $5.5 million, or 51%, during the third quarter of 2021 compared to the same period in 2020.

●	Overall, Republic’s originations of secondary market loans totaled $170 million during the third quarter of 2021 compared to $204 million during the same period in 2020, with the Company’s cash gain-as-a-percent-of-loans-sold decreasing from 4.49% to 2.94% from period to period.

Tax Refund Solutions segment

Continuing Operations

●	Net loss from continuing operations was $272,000 for the third quarter of 2021 compared to a net loss of $123,000 for the same period in 2020.

Discontinued Operations

●	Net income from discontinued operations decreased $1.5 million for the third quarter of 2021 compared to the same period in 2020.

●	Overall, TRS recorded a net credit to the Provision from discontinued operations of $2.3 million during the third quarter of 2021 compared to a net credit to the Provision of $4.3 million for the same period in 2020.

●	Noninterest income from discontinued operations increased $147,000, or 12%, for the third quarter of 2021 compared to the same period in 2020.

●	Net RT revenue from discontinued operations increased to $1.3 million for the third quarter of 2021 compared to $1.2 million for the same period in 2020.

●	Noninterest expense from discontinued operations was $1.7 million for the third quarter of 2021, equal to $1.7 million for the same period in 2020.

Republic Credit Solutions segment

●	Net income decreased $422,000, or 12%, for the third quarter of 2021 compared to the same period in 2020.

●	Net interest income increased $321,000, or 6%, for the third quarter of 2021 compared to the same period in 2020.

●	Overall, RCS recorded a net charge to the Provision of $3.8 million during the third quarter of 2021 compared to a net credit of $12,000 for the same period in 2020.

●	Noninterest income increased $2.9 million from the third quarter of 2020 to the third quarter of 2021.

●	Noninterest expense was $1.0 million for the third quarter of 2021 compared to $1.2 million for the same period in 2020.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020)

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

Total Company net interest income from continuing operations increased $260,000 during the third quarter of 2021 compared to the same period in 2020. Total Company net interest margin from continuing operations decreased to 3.55% during the third quarter of 2021 compared to 3.57% for the same period in 2020. Net interest income from discontinued operations was $123,000 during the third quarter of 2021 compared to $203,000 during the third quarter of 2020.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $1.5 million, or 4%, for the third quarter of 2021 compared to the same period in 2020. Traditional Banking’s net interest margin remained at 3.22% for the third quarter of 2021 compared to the same period in 2020.

Table 1 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

The Company earns fees and a coupon interest of 1.0% on its PPP portfolio. Due to the short-term nature of the PPP, management believes Traditional Bank net interest income excluding PPP fees and interest is a more appropriate measure to analyze the challenges within the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin excluding PPP fees and interest, a non-GAAP measure. Net interest margin excluding PPP fees and interest presented below also excludes average PPP loans of $186 million and $513 million for the quarters ended September 30, 2021 and 2020.

	Net Interest Income				Net Interest Margin
	Three Months Ended Sep. 30,				Three Months Ended Sep. 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	Change

Traditional Banking - GAAP	$40,297	$38,753	$1,544	4%	3.22%	3.22%	—%
Less: PPP fees and interest	5,668	3,497	2,171	62	0.35	(0.06)	0.41
Traditional Banking ex PPP fees and interest - non-GAAP	$34,629	$35,256	$(627)	(2)%	2.87	3.28	(0.41)

The increase in the Traditional Bank’s net interest income and static net interest margin during the third quarter of 2021 was primarily attributable to the following factors:

●	The Traditional Bank recognized $5.7 million of fees and interest on its PPP portfolio during the third quarter of 2021 compared to $3.5 million of similar fees and interest during the same period in 2020. The $2.2 million increase in PPP fees and interest was driven significantly by the forgiveness, payoff, and paydown of $130 million of PPP loans during the third quarter of 2021. As of September 30, 2021, net PPP loans of $126 million remained on the Traditional Bank’s balance sheet, including $19 million in loan balances originated during 2020, $111 million in loan balances originated during 2021, and $4 million of unaccreted PPP fees reported as a credit offset to these originated balances. Unaccreted PPP fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

●	Traditional Bank net interest income, excluding PPP fees and interest, decreased $627,000, or 2%, from the third quarter 2020, as the Traditional Bank’s net interest margin, excluding PPP loans and related fees and interest, declined from 3.28% for the third quarter of 2020 to 2.87% for the third quarter of 2021. The decline in the net interest margin was substantially driven by a 66-basis point decline in the Traditional Bank’s yield on its average non-PPP interest-earning assets from the third quarter of 2020 to the third quarter of 2021, as the majority of the Traditional Bank’s growth in non-PPP interest-earning assets during the previous 12 months was in lower-yielding cash instead of loans.

Warehouse Lending segment

Net interest income from the Warehouse segment decreased $1.1 million, or 14%, from the third quarter of 2020 to the third quarter of 2021 driven primarily by a decrease in average outstanding balances, while the net interest margin for the Warehouse segment increased from 3.41% to 3.51% during the same time periods.

Overall average outstanding Warehouse balances declined from $860 million during the third quarter of 2020 to $717 million for the third quarter of 2021, as home-mortgage refinancing dipped from record highs during 2020. Committed Warehouse lines-of-credit grew to $1.4 billion as of September 30, 2021 from $1.3 billion as of September 30, 2020, while average usage rates for Warehouse lines were 51% and 68%, respectively, during the third quarters of 2021 and 2020.

The net interest margin for the Warehouse segment improved from quarter to quarter due to a decline in the segment’s assigned cost of funds while many of the segment’s lines-of-credit reached contractual floors for their interest rates, allowing the yield for the Warehouse portfolio to remain higher than it otherwise would have been by contractual formula. Due to increasing competitive pressures, however, the Company began lowering the contractual interest-rate floors on its Warehouse lines during the third quarter of 2021. Management expects these lower floors to have a negative impact on the Warehouse net interest margin going forward.

Republic Credit Solutions segment

RCS’s net interest income increased $321,000, or 6%, from the third quarter of 2020 to the third quarter of 2021. The increase was driven primarily by an increase in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, increased to $4.2 million during the third quarter of 2021 compared to $4.0 million during the same period in 2020 and accounted for 77% and 76% of all RCS interest income on loans during the periods. The increase in loan fees was the direct result of a change in marketing strategy for the product from period to period.

Future loan fee income from RCS’s LOC I product may be negatively impacted by the on-going COVID-19 pandemic.

Table 2 — Total Company Average Balance Sheets and Interest Rates from Continuing Operations

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS (1)

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$924,859	$359	0.16%	$313,281	$94	0.12%
Investment securities, including FHLB stock (2)	555,934	1,928	1.39	600,943	2,363	1.57
Intercompany funds loaned to discontinued operations	5,964	4	0.27	2,316	1	0.17
RCS LOC I product (3) (7)	19,231	4,166	86.65	17,369	3,996	92.03
Other RPG loans (7)	109,317	1,212	4.43	97,379	1,137	4.67
Outstanding Warehouse lines of credit (4) (7)	717,036	6,698	3.74	860,420	7,966	3.70
Paycheck Protection Program loans (5) (7)	185,931	5,668	12.19	513,201	3,497	2.73
All other Core Bank loans (6) (7)	3,373,085	33,665	3.99	3,419,261	36,851	4.31

Total interest-earning assets	5,891,357	53,700	3.65	5,824,170	55,905	3.84

Allowance for credit losses	(61,562)			(55,213)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	133,743			92,731
Premises and equipment, net	38,242			42,167
Bank owned life insurance	99,386			67,447
Other assets (2)	186,848			180,236
Total assets	$6,288,014			$6,151,538

LIABILITIES AND STOCKHOLDERS’ EQUITY (1)

Interest-bearing liabilities:
Transaction accounts	$1,569,407	$91	0.02%	$1,366,830	$178	0.05%
Money market accounts	822,190	96	0.05	734,203	235	0.13
Time deposits	298,179	835	1.12	409,088	2,025	1.98
Reciprocal money market and time deposits	188,357	124	0.26	292,948	378	0.52
Brokered deposits	30,001	2	0.03	135,994	60	0.18

Total interest-bearing deposits	2,908,134	1,148	0.16	2,939,063	2,876	0.39

SSUARs	242,867	21	0.03	213,010	22	0.04
Intercompany funds borrowed from discontinued operations	43,259	50	0.46	28,732	70	0.97
Federal Reserve PPP Liquidity Facility	—	—	—	53,338	48	0.36
Federal Home Loan Bank advances	25,000	6	0.10	126,250	658	2.08
Subordinated note	40,792	166	1.63	41,240	182	1.77

Total interest-bearing liabilities	3,260,052	1,391	0.17	3,401,633	3,856	0.45

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,074,941			1,817,820
Other liabilities	104,086			120,734
Stockholders’ equity	848,935			811,351
Total liabilities and stockholders’ equity	$6,288,014			$6,151,538

Net interest income		$52,309			$52,049

Net interest spread			3.48%			3.39%

Net interest margin			3.55%			3.57%

(1)	The table above excludes average assets, average liabilities, interest income, and interest expense for discontinued operations; however, loans to and borrowings from discontinued operations are included above based on the Company’s funds transfer pricing methodology. Net interest income would be $52.4 million and $52.3 million and net interest margin would be 3.56% and 3.59% for the quarters ended September 30, 2021 and 2020 if continuing and discontinued operations were consolidated above.
(2)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(3)	Interest income is entirely composed of loan fees.
(4)	Interest income includes loan fees of $779,000 and $942,000 for the quarters ended September 30, 2021 and 2020.
(5)	Interest income includes loan fees of $5.2 million and $2.1 million for the quarters ended September 30, 2021 and 2020.
(6)	Interest income includes loan fees of $1.2 million and $680,000 for the quarters ended September 30, 2021 and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis from Continuing Operations

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$265	$230	$35
Investment securities, including FHLB stock	(435)	(169)	(266)
Intercompany funds loaned to discontinued operations	3	2	1
RCS LOC I product	170	412	(242)
Other RPG loans	75	135	(60)
Outstanding Warehouse lines of credit	(1,268)	(1,339)	71
Paycheck Protection Program loans	2,171	(3,432)	5,603
All other Core Bank loans	(3,186)	(492)	(2,694)
Net change in interest income	(2,205)	(4,653)	2,448

Interest expense:

Transaction accounts	(87)	24	(111)
Money market accounts	(139)	26	(165)
Time deposits	(1,190)	(457)	(733)
Reciprocal money market and time deposits	(254)	(107)	(147)
Brokered deposits	(58)	(28)	(30)
SSUARs	(1)	3	(4)
Intercompany funds borrowed from discontinued operations	(20)	27	(47)
Federal Reserve PPP Liquidity Facility	(48)	(48)	—
Federal Home Loan Bank advances	(652)	(298)	(354)
Subordinated note	(16)	(5)	(11)
Net change in interest expense	(2,465)	(863)	(1,602)

Net change in net interest income	$260	$(3,790)	$4,050

* The table above does not consider average assets, average liabilities, interest income, and interest expense for discontinued operations.

Provision

Total Company Provision from continuing operations was a net charge of $3.6 million for the third quarter of 2021 compared to a net charge of $5.8 million for the same period in 2020. Provision from discontinued operations was a net credit of $2.3 million for the third quarter of 2021 compared to a net credit of $4.3 million for the same period in 2020.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2021 was a net credit of $44,000 compared to a net charge of $5.9 million for the third quarter of 2020. An analysis of the Provision for the third quarter of 2021 compared to the same period in 2020 follows:

●	For the third quarter of 2021, the Traditional Bank’s net credit to the Provision was primarily driven by net loan loss recoveries of $167,000 for the quarter. Loan loss recoveries were positively impacted by a $286,000 recovery from one borrower.

●	During the third quarter of 2020, the Traditional Bank recorded $5.6 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during the third quarter of 2020 was a reduction in Provision of $1.2 million consistent with an $83 million decrease in Traditional Bank non-PPP loan spot balances during the same quarter.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.42% as of September 30, 2021 compared to 1.34% as of December 31, 2020 and 1.26% as of September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2021.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $223,000 for the third quarter of 2021 compared to a net credit of $3,000 for the same period in 2020. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $89 million during the third quarter of 2021 compared to a decrease of $1 million during the third quarter of 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2021, December 31, 2020, and September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2021.

Tax Refund Solutions segment

Discontinued Operations

TRS recorded a net credit to the Provision from discontinued operations of $2.3 million during the third quarter of 2021 compared to a net credit of $4.3 million for the same period in 2020. These credits to the Provision primarily reflected recoveries on EA loans charged off during the first six months of the year. While TRS experienced a higher rate of EAs charged-off during the first six months of 2020 than the comparable six months in 2021, it also experienced a higher rate of EA recoveries during the third quarter of 2020 than the comparable quarter of 2021. Management believes the higher rate of EAs charged-off through the first six months of 2020 and recovered during the third quarter of 2020 was directly related to the impact of the COVID-19 pandemic and the resulting delay in tax return processing by the IRS for certain types of tax returns that require further taxpayer communication and verification.

With the third quarter EA paydowns, the percent of unpaid EAs to total EAs originated was 3.19% as of September 30, 2021. This compares to 3.93% as of September 30, 2020, a positive difference of 74 basis points. With all unpaid EAs having been charged off as of June 30, 2021, any EA payments received during the fourth quarter of 2021 will continue to represent recovery credits directly to income from discontinued operations.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $3.8 million during the third quarter of 2021 compared to a net credit to the Provision of $12,000 for the same period in 2020. The negative swing in the Provision was driven by a $6.0 million increase in outstanding balances for RCS’s lines of credit during the third quarter of 2021 compared to a $1.3 million decrease in similar balances during the third quarter of 2020. The Company reduced marketing for its LOC I product during the second and third quarters of 2020, then began incrementally increasing such marketing during the fourth quarter of 2020. The Company began offering its LOC II product during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 9.99% as of September 30, 2021, 7.94% as of December 31, 2020, and 7.82% as of September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2021.

The following table presents net charges to the RCS Provision from continuing operations by product:

Table 4 — RCS Provision by Product

	Three Months Ended Sep. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$3,830	$(40)	$3,870	NM	%
Hospital receivables	(10)	28	(38)	(136)
Total	$3,820	$(12)	$3,832	NM	%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2021	2020

ACLL at beginning of period	$60,291	$55,097

Charge-offs:

Traditional Banking:
Residential real estate	—	(13)
Commercial & industrial	(35)	(255)
Home equity	—	(14)
Consumer	(279)	(227)
Total Traditional Banking	(314)	(509)
Warehouse lines of credit	—	—
Total Core Banking	(314)	(509)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	—	(22)
Republic Credit Solutions	(1,064)	(684)
Total Republic Processing Group	(1,064)	(706)
Total charge-offs	(1,378)	(1,215)

Recoveries:

Traditional Banking:
Residential real estate	329	28
Commercial real estate	3	—
Commercial & industrial	16	80
Home equity	5	21
Consumer	128	77
Total Traditional Banking	481	206
Warehouse lines of credit	—	—
Total Core Banking	481	206

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,242	4,294
Other TRS loans	19	—
Republic Credit Solutions	75	83
Total Republic Processing Group	2,336	4,377

Total recoveries	2,817	4,583

Net loan recoveries (charge-offs)	1,439	3,368

Provision from continuing operations- Core Banking	(265)	5,780
Provision from continuing operations - RPG	3,820	(12)
Provision from discontinued operations - RPG	(2,261)	(4,342)
Total Provision	1,294	1,426
ACLL at end of period	$63,024	$59,891

Credit Quality Ratios - Total Company:

ACLL to total loans	1.45%	1.20%
ACLL to nonperforming loans	301	284
Net loan charge-offs (recoveries) to average loans	(0.13)	(0.27)
Net loan charge-offs from continuing operations to average loans	0.07	0.07

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.22%	1.05%
ACLL to nonperforming loans	254	245
Net loan charge-offs (recoveries) to average loans	(0.02)	0.03

Noninterest Income

Total Company noninterest income from continuing operations decreased $1.4 million during the third quarter of 2021 compared to the same period in 2020. Noninterest income from discontinued operations increased $147,000, or 12% comparing the same periods.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $970,000, or 14%, for the third quarter of 2021 compared to the same period in 2020. Interchange Fee Income increased $326,000 from the third quarter of 2020 to the same period in 2021, while Service Charges on Deposit Accounts increased $262,000 comparing the same periods. Service Charges on Deposit Accounts were below normal levels during the third quarter of 2020, as a pandemic-driven rise in the consumer savings rates drove a reduction in the Bank’s overdraft-related fees. Both Interchange Fee Income and Service Charges on Deposits began to trend upward toward more normal levels during the first quarter of 2021 following the removal of many pandemic-related restrictions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in Service Charges on Deposits Accounts for the three months ended September 30, 2021 and 2020 were $1.6 million and $1.3 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2021 and 2020 were $304,000 and $99,000. The Bank suspended its daily overdraft charges during 2020 to soften the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Mortgage Banking income decreased from $10.8 million for the third quarter of 2020 to $5.3 million for the third quarter of 2021. For the third quarter of 2021, the Core Bank originated $170 million in secondary market loans and achieved an average cash gain-as-a-percent-of-loans-sold during the quarter of 2.94%, with both figures solid by normal historical comparisons. During the third quarter of 2020, however, secondary market originations were $204 million with comparable gains-as-a-percent-of-loans-sold of 4.49%. Favorable market conditions during the third quarter of 2020 brought on by the COVID pandemic drove gains-as-a-percent-of-loans-sold to all-time record highs for the Core Bank and, in general, the entire mortgage industry.

Republic Credit Solutions segment

RCS’s noninterest income increased $2.9 million during the third quarter of 2021 compared to the same period in 2020, with program fees representing the entirety of RCS’s noninterest income. Pandemic-driven restrictions negatively impacted RCS program fees during the third quarter of 2020, with those program fees beginning to normalize during 2021 following the removal of restrictions.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$2,046	$752	$1,294	172%
Hospital receivables	62	45	17	38
Installment loans*	1,659	47	1,612	NM
Total	$3,767	$844	$2,923	346%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense from continuing operations decreased $1.2 million during the third quarter of 2021 compared to the same period in 2020. Noninterest expense from discontinued operations decreased $87,000 comparing the same periods.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense decreased $488,000, or 1%, for the third quarter of 2021 compared to the same period in 2020. The following primarily drove the change in noninterest expense:

●	Bank Franchise Tax expense decreased $661,000. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to corporate income tax on January 1, 2021 for Kentucky state taxes.

●	Other expenses decreased $717,000. Within this decrease, Provision for credit losses on off-balance sheet credit exposures decreased $283,000, driven by lower expected usage rates on the Bank’s committed credit lines coupled with a generally improving economic outlook. Additionally, within the other expenses line item, the following expenses experienced decreases: fraud-related expenses, supplies, freight, core deposit amortization, and ATM promotions, with most of these decreases generally driven by the impact of the ongoing pandemic.

●	Salaries and Benefits increased from $21.1 million during the third quarter of 2020 to $21.7 million for the third quarter of 2021, driven primarily by annual merit increases, which averaged approximately 3%, along with higher equity-based compensation expenses. These increases to compensation expense were partially offset by lower salaries resulting from a reduction in full-time equivalent employees, which decreased from 976 FTEs as of December 31, 2020 to 949 FTEs as of September 30, 2021.

Warehouse Lending segment

Noninterest expense at the Warehouse segment decreased $819,000 during the third quarter of 2021 compared to the same period in 2020, primarily due to higher incentive compensation expense recorded during 2020, generally due to higher Warehouse client loan volumes during 2020.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $425,000, or 15%, during the third quarter of 2021 compared to the same period in 2020, primarily due to higher mortgage commissions recorded during 2021, as the Company broadened the base of associates eligible to receive commissions during 2021.

OVERVIEW (Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020)

Total Company net income for the first nine months of 2021 was $70.0 million, a $7.1 million, or 11%, increase from the same period in 2020. Diluted EPS increased to $3.39 for the nine months of September 30, 2021 compared to $3.02 for the same period in 2020.

Net income from continuing operations was $55.2 million for the first nine months of 2021, a $5.9 million increase from the same period in 2020. Diluted EPS from continuing operations increased to $2.68 for the nine months ended September 30, 2021 compared to $2.37 for the same period in 2020. The increase in net income and net income from continuing operations primarily reflected a positive reduction in Provision partially offset by a decrease in Mortgage Banking income and net interest income.

The following are general highlights by reportable segment. Discontinued operations for the periods discussed relate entirely to the TRS segment.

See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” of Part I Item 1 “Financial Statements.”

Traditional Banking segment

●	Net income increased $12.9 million, or 100%, for the first nine months of 2021 compared to the same period in 2020.

●	Net interest income increased $1.3 million, or 1%, for the first nine months of 2021 compared to the same period in 2020.

●	Provision had a $14.7 million positive swing to a net credit of $126,000 for the first nine months of 2021 compared to a net charge of $14.5 million for the same period in 2020.

●	Noninterest income increased $2.4 million, or 12%, for the first nine months of 2021 compared to the same period in 2020.

●	Total noninterest expense increased $442,000 for the first nine months of 2021 compared to same period in 2020.

●	Total Traditional Bank loans decreased $239 million, or 6%, during the first nine months of 2021, driven primarily by a $266 million decrease in PPP loans.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.58% as of September 30, 2021 compared to 0.63% as of December 31, 2020.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.22% as of September 30, 2021 compared to 0.26% as of December 31, 2020.

●	Total Traditional Bank deposits increased $188 million, or 4%, during the first nine months of 2021.

Warehouse Lending segment

●	Net income increased $2.5 million, or 24%, for the first nine months of 2021 compared to the same period in 2020.

●	Net interest income increased $1.7 million, or 9%, for the first nine months of 2021 compared to the same period in 2020.

●	The Warehouse Provision was a net credit of $530,000 for the first nine months of 2021 compared to a net charge of $778,000 for the same period in 2020.

●	Average committed Warehouse lines increased to $1.4 billion during the first nine months of 2021 from $1.2 billion during the same period in 2020.

●	Average line usage was 52% during the first nine months of 2021 compared to 65% during the same period in 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $7.3 million, or 31%, during the first nine months of 2021 compared to the same period in 2020.

●	Overall, Republic’s originations of secondary market loans totaled $525 million during the first nine months of 2021 compared to $548 million during the same period in 2020, with the Company’s gain-as-a-percent-of-loans-sold decreasing from 4.57% to 3.11% from period to period.

Tax Refund Solutions segment

Continuing Operations

●	Net loss from continuing operations was $834,000 for the first nine months of 2021 compared to a net loss of $1.7 million for the same period in 2020. The higher loss during the first nine months of 2020 primarily reflected general operating losses related to TRS’s prepaid card division, with such losses substantially occurring prior to May 1, 2020. On May 1, 2020, the RPS division added a large depository relationship that significantly improved profitability on a subsequent basis.

Discontinued Operations

●	Net income from discontinued operations increased $1.2 million, or 9%, for the first nine months of 2021 compared to the same period in 2020.

●	Net interest income from discontinued operations decreased $5.9 million, or 28%, for the first nine months of 2021 compared to the same period in 2020.

●	Total EA originations were $250 million during the first nine months of 2021 compared to $388 million for the first nine months of 2020.

●	Overall, TRS recorded a net charge to the Provision from discontinued operations of $7.9 million during the first nine months of 2021 compared to a net charge to the Provision of $15.2 million for the same period in 2020.

●	Noninterest income from discontinued operations increased $76,000 for the first nine months of 2021 compared to the same period in 2020.

●	Net RT revenue increased $54,000 for the first nine months of 2021 compared to the same period in 2020.

●	Noninterest expense from discontinued operations was $7.7 million for the first nine months of 2021 compared to $8.2 million for the same period in 2020.

Republic Credit Solutions segment

●	Net income decreased $2.9 million, or 21%, for the first nine months of 2021 compared to the same period in 2020.

●	Net interest income decreased $2.9 million, or 16%, for the first nine months of 2021 compared to the same period in 2020.

●	Overall, RCS recorded a net charge to the Provision of $5.0 million during the first nine months of 2021 compared to a net charge of $251,000 for the same period in 2020.

●	Noninterest income increased $4.3 million, or 116%, from the first nine months of 2020 to the first nine months of 2021.

●	Noninterest expense was $3.0 million for the first nine months of 2021 and $3.0 million for the same period in 2020.

●	Total nonperforming loans to total loans for the RCS segment was 0.59% as of September 30, 2021 compared to 0.04% as of December 31, 2020.

●	Delinquent loans to total loans for the RCS segment was 8.31% as of September 30, 2021 compared to 9.23% as of December 31, 2020.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020)

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

Total Company net interest income from continuing operations decreased $1.0 million, or 1%, during the first nine months of 2021 compared to the same period in 2020. Total Company net interest margin from continuing operations decreased to 3.46% during the first nine months of 2021 compared to 3.69% for the same period in 2020. Net interest income from discontinued operations was $14.9 million during the first nine months of 2021 compared to $20.9 million during the same period in 2020.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $1.3 million for the first nine months of 2021 compared to the same period in 2020. Traditional Banking’s net interest margin was 3.21% for the first nine months of 2021, a decrease of 20 basis points from the same period in 2020.

Table 7 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

The Company earns fees and a coupon interest rate of 1.0% on its PPP portfolio. Due to the short-term nature of the PPP, management believes Traditional Bank net interest income excluding PPP fees and coupon interest is a more appropriate measure to analyze the challenges within the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin excluding PPP fees and interest, a non-GAAP measure. Net interest margin excluding PPP fees and interest presented below also excludes average PPP loans of $299 million and $301 million for the nine months ended September 30, 2021 and 2020.

	Net Interest Income				Net Interest Margin
	Nine Months Ended Sep. 30,				Nine Months Ended Sep. 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	Change

Traditional Banking - GAAP	$119,677	$118,409	$1,268	1%	3.21%	3.41%	(0.20)%
Less: PPP fees and interest	16,949	6,149	10,800	176	0.28	(0.05)	0.33
Traditional Banking ex PPP fees and interest - non-GAAP	$102,728	$112,260	$(9,532)	(8)%	2.93	3.46	(0.53)

The decrease in the Traditional Bank’s net interest income and net interest margin during the first nine months of 2021 was primarily attributable to the following factors:

●	Traditional Bank net interest income, excluding PPP fees and interest, decreased $9.5 million, or 8%, from the first nine months of 2020, as the Traditional Bank’s net interest margin, excluding PPP loans and related fees and interest, declined from 3.46% for the first nine months of 2020 to 2.93% for the first nine months of 2021. The decline in the net interest margin was substantially driven by an 83-basis point decline in the Traditional Bank’s yield on its average non-PPP interest-earning assets from the first nine months of 2020 to the first nine months of 2021, as the majority of the Traditional Bank’s growth in interest-earning assets during the previous 12 months was in lower-yielding cash or cash equivalents instead of loans.

●	Partially offsetting the Traditional Bank’s margin compression, the Traditional Bank recognized $16.9 million of fees and interest on its PPP portfolio during the first nine months of 2021 compared to $6.1 million of similar income during the same period in 2020. The $10.8 million increase in PPP fees and interest was driven significantly by the forgiveness, payoff, and paydown of $480 million of PPP loans during the first nine months of 2021. As of September 30, 2021, net PPP loans of $126 million remained on the Traditional Bank’s balance sheet, including $19 million in loan balances originated during 2020, $111 million in loan balances originated during 2021, and $4 million of unaccreted PPP fees reported as a credit offset to these originated balances. Unaccreted PPP fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

Warehouse Lending segment

Net interest income increased $2.5 million, or 24%, for the first nine months of 2021 compared to the same period in 2020.

Average committed Warehouse lines increased to $1.4 billion during the first nine months of 2021 from $1.2 billion during the same period in 2020, while overall usage rates on Warehouse lines of credit were 52% and 65%, respectively for the same periods. In addition, the Warehouse net interest margin increased to 3.47% for the first nine months of 2021 compared to 3.07% for the first nine months of 2020, as many of the Bank’s Warehouse clients reached contractual interest rate floors on their lines-of-credit during the first nine months of 2020 preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline. Due to increasing competitive pressures, the Company began lowering the contractual interest-rate floors on its Warehouse lines during 2021. Management expects these lower floors to have a negative impact on the Warehouse net interest margin going forward.

Tax Refund Solutions segment

Discontinued Operations

TRS’s net interest income from discontinued operations decreased $5.9 million for the first nine months of 2021 compared to the same period in 2020. TRS’s EA product earned $13.2 million in interest income during the first nine months of 2021, a $6.4 million decrease from the first nine months of 2020 resulting primarily from a $138 million decrease in EA originations from period to period. Management believes that economic impact (stimulus) payments, pandemic health risks, and a two-week delay in the start to the 2021 tax season, all, in varying degrees, negatively impacted demand for its EA product during the first nine months of 2021.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income decreased $2.9 million, or 16%, from the first nine months of 2020 to the first nine months of 2021. The decrease was driven primarily by a decline in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, decreased to $11.5 million during the first nine months of 2021 compared to $14.7 million during the same period in 2020 and accounted for 76% and 78% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in balances for RCS’s LOC I product following a reduction of marketing for this product during the second and third quarters of 2020. While the marketing for this product was reinstated during the fourth quarter of 2020, management believes the ongoing impact of government stimulus payments continued to reduce demand for this product during the first six months of 2021.

Future loan fee income from RCS’s LOC I product will likely continue to be negatively impacted by the on-going COVID-19 pandemic.

Table 8 — Total Company Average Balance Sheets and Interest Rates from Continuing Operations

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS (1)

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$792,858	$774	0.13%	$273,604	$818	0.40%
Investment securities, including FHLB stock (2)	560,780	5,860	1.39	575,575	8,191	1.90
Intercompany funds loaned to discontinued operations	108,228	199	0.25	103,442	1,131	1.46
RCS LOC I product (3) (7)	16,885	11,505	90.85	21,300	14,692	91.97
Other RPG loans (7)	105,292	3,539	4.48	92,803	3,519	5.06
Outstanding Warehouse lines of credit (4) (7)	744,522	20,892	3.74	770,454	22,305	3.86
Paycheck Protection Program loans (5) (7)	299,458	16,949	7.55	300,733	6,149	2.73
All other Core Bank loans (6) (7)	3,349,804	100,548	4.00	3,508,851	117,637	4.47

Total interest-earning assets	5,977,827	160,266	3.57	5,646,762	174,442	4.12

Allowance for credit loss	(60,682)			(52,652)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	117,763			94,679
Premises and equipment, net	38,845			43,836
Bank owned life insurance	88,414			67,061
Other assets (2)	173,927			148,773
Total assets	$6,336,094			$5,948,459

LIABILITIES AND STOCKHOLDERS’ EQUITY (1)

Interest-bearing liabilities:
Transaction accounts	$1,551,690	$266	0.02%	$1,253,811	$1,019	0.11%
Money market accounts	776,448	292	0.05	741,205	1,725	0.31
Time deposits	305,456	2,871	1.25	417,171	6,370	2.04
Reciprocal money market and time deposits	273,312	585	0.29	263,681	1,432	0.72
Brokered deposits	38,864	23	0.08	176,127	1,752	1.33

Total interest-bearing deposits	2,945,770	4,037	0.18	2,851,995	12,298	0.57

Securities sold under agreements to repurchase and other short-term borrowings	201,992	37	0.02	199,556	158	0.11
Intercompany funds borrowed from discontinued operations	102,190	313	0.41	132,497	1,543	1.55
Federal Reserve PPP Liquidity Facility	—	—	—	58,683	153	0.35
Federal Home Loan Bank advances	30,989	47	0.20	253,157	3,128	1.65
Subordinated note	41,089	507	1.65	41,240	829	2.68

Total interest-bearing liabilities	3,322,030	4,941	0.20	3,537,128	18,109	0.68

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,061,144			1,506,109
Other liabilities	108,035			109,339
Stockholders’ equity	844,885			795,883
Total liabilities and stock-holders’ equity	$6,336,094			$5,948,459

Net interest income		$155,325			$156,333

Net interest spread			3.37%			3.44%

Net interest margin			3.46%			3.69%

(1)	The table above excludes average assets, average liabilities, interest income, and interest expense for discontinued operations; however, loans to and borrowings from discontinued operations are included above based on the Company’s funds transfer pricing methodology. Net interest income would be $170.3 million and $177.2 million and net interest margin would be 3.84% and 4.21% for the nine months ended September 30, 2021 and 2020 if continuing and discontinued operations were consolidated above.
(2)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(3)	Interest income is composed entirely of loan fees.
(4)	Interest income includes loan fees of $2.4 million and $2.4 million for the nine months ended September 30, 2021 and 2020.
(5)	Interest income includes loan fees of $14.6 million and $3.7 million for the nine months ended September 30, 2021 and 2020.
(6)	Interest income includes loan fees of $3.0 million and $2.4 million for the nine months ended September 30, 2021 and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 9 — Total Company Volume/Rate Variance Analysis from Continuing Operations

	Nine Months Ended September 30, 2021
	Compared to
	Nine Months Ended September 30, 2020
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(44)	$781	$(825)
Investment securities, including FHLB stock	(2,331)	(205)	(2,126)
Intercompany funds loaned to discontinued operations	(932)	50	(982)
RCS LOC I product	(3,187)	(7,321)	4,134
Other RPG loans	20	444	(424)
Outstanding Warehouse lines of credit	(1,413)	(739)	(674)
Paycheck Protection Program loans	10,800	(26)	10,826
All other Core Bank loans	(17,089)	(5,164)	(11,925)
Net change in interest income	(14,176)	(12,180)	(1,996)

Interest expense:

Transaction accounts	(753)	198	(951)
Money market accounts	(1,433)	78	(1,511)
Time deposits	(3,499)	(1,436)	(2,063)
Reciprocal money market and time deposits	(847)	51	(898)
Brokered deposits	(1,729)	(784)	(945)
Securities sold under agreements to repurchase and other short-term borrowings	(121)	2	(123)
Intercompany funds borrowed from discontinued operations	(1,230)	(292)	(938)
Federal Reserve PPP Liquidity Facility	(153)	(153)	—
Federal Home Loan Bank advances	(3,081)	(1,540)	(1,541)
Subordinated note	(322)	(3)	(319)
Net change in interest expense	(13,168)	(3,879)	(9,289)

Net change in net interest income	$(1,008)	$(8,301)	$7,293

* The table above does not consider average assets, average liabilities, interest income, and interest expense for discontinued operations.

Provision

Total Company Provision from continuing operations was a net charge of $4.4 million for the first nine months of 2021 compared to a net charge of $15.6 million for the same period in 2020. Total Company Provision from discontinued operations was a net charge of $7.9 million for the first nine months of 2021 compared to a net charge of $15.2 million for the same period in 2020.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2021 was a net credit of $126,000 compared to a net charge of $14.5 million for the first nine months of 2020. An analysis of the Provision for the first nine months of 2021 compared to the same period in 2020 follows:

●	For the first nine months of 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited net charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the first nine months of 2021 primarily included nominal ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through September 30, 2021.

●	During the first nine months of 2020, the Traditional Bank recorded $17.7 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during the first nine months of 2020 was a reduction in Provision of $3.2 million consistent with a $254 million decrease in Traditional Bank loan spot balances from December 31, 2019 to September 30, 2020.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.42% as of September 30, 2021 compared to 1.34% as of December 31, 2020 and 1.26% as of September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2021.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $530,000 for the first nine months of 2021 compared to a net charge of $778,000 for the same period in 2020. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $212 million during the first nine months of 2021 compared to an increase of $311 million during the first nine months of 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2021, December 31, 2020, and September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2021.

Tax Refund Solutions segment

Discontinued Operations

TRS recorded a net charge to the Provision from discontinued operations of $7.9 million during the first nine months of 2021 compared to a net charge of $15.2 million for the same period in 2020. Substantially all TRS Provision in both periods was related to its EA product.

TRS’s Provision for EA loan losses was $8.0 million, or 3.19% of its $250 million in EAs originated during the first nine months of 2021, compared to a Provision of $15.2 million, or 3.93% of its $388 million in EAs originated during the first nine months of 2020. The lower Provision during the first nine months of 2021 resulted from repayment rates on EA loans from the U.S. Treasury that exceeded those during the first nine months of 2020. Management believes the slower repayment rates from the U.S. Treasury during the first nine months of 2020 was directly related to the impact of the COVID-19 pandemic and the resulting delay in tax-return processing by the IRS for certain types of tax returns that required further taxpayer communication and verification.

EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year. EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 10 below, RCS recorded a net charge to the Provision of $5.0 million during the first nine months of 2021 compared to a net charge to the Provision of $251,000 for the same period in 2020. The increase in the Provision was driven by an increase in outstanding balances for RCS’s lines of credit during the first nine months of 2021 compared to a decrease in similar balances during the same period in 2020. The Company reduced marketing for its LOC I product during the second and third quarters of 2020, then began incrementally increasing such marketing during the fourth quarter of 2020. The Company began offering its LOC II product during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 9.99% as of September 30, 2021, 7.94% as of December 31, 2020, and 7.82% as of September 30, 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2021.

The following table presents net charges to the RCS Provision by product:

Table 10 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$5,036	$214	$4,822	NM	%
Hospital receivables	1	37	(36)	(97)
Total	$5,037	$251	$4,786	NM	%

Table 11 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2021	2020

ACLL at beginning of period	$61,067	$43,351

Adoption of ASC 326	—	6,734

Charge-offs:

Traditional Banking:
Residential real estate	—	(40)
Commercial real estate	(428)	(270)
Commercial & industrial	(35)	(447)
Home equity	—	(14)
Consumer	(649)	(960)
Total Traditional Banking	(1,112)	(1,731)
Warehouse lines of credit	—	—
Total Core Banking	(1,112)	(1,731)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(10,256)	(19,575)
Other TRS loans	(51)	(94)
Republic Credit Solutions	(2,427)	(5,401)
Total Republic Processing Group	(12,734)	(25,070)
Total charge-offs	(13,846)	(26,801)

Recoveries:

Traditional Banking:
Residential real estate	376	116
Commercial real estate	82	472
Commercial & industrial	27	124
Home equity	46	108
Consumer	371	399
Total Traditional Banking	902	1,219
Warehouse lines of credit	—	—
Total Core Banking	902	1,219

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,272	4,336
Other TRS loans	27	1
Republic Credit Solutions	247	553
Total Republic Processing Group	2,546	4,890
Total recoveries	3,448	6,109

Net loan charge-offs	(10,398)	(20,692)

Provision from continuing operations- Core Banking	(532)	15,008
Provision from continuing operations - RPG	5,037	251
Provision from discontinued operations - RPG	7,850	15,239
Total Provision	12,355	30,498
ACLL at end of period	$63,024	$59,891

Credit Quality Ratios - Total Company:

ACLL to total loans	1.45%	1.20%
ACLL to nonperforming loans	301	284
Net loan charge-offs to average loans	0.30	0.58
Net loan charge-offs from continuing operations to average loans	0.07	0.15

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.22%	1.05%
ACLL to nonperforming loans	254	245
Net loan charge-offs to average loans	0.01	0.01

Noninterest Income

Total Company noninterest income from continuing operations increased $236,000 during the first nine months of 2021 compared to the same period in 2020. Total Company noninterest income from discontinued operations increased $76,000 during the first nine months of 2021 compared to the same period in 2020.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $2.4 million, or 12%, for the first nine months of 2021 compared to the same period in 2020. Interchange Fee Income increased $1.4 million from the first nine months of 2020 to the same period in 2021, while Service Charges on Deposit Accounts increased $612,000 comparing the same periods. Service Charges on Deposit Accounts were below normal levels during the first nine months of 2020, as a pandemic-driven rise in the consumer savings rate drove a reduction in the Bank’s overdraft-related fees. Both Interchange Fee Income and Service Charges on Deposits began to trend upward toward more normal levels during the first quarter of 2021 following the removal of pandemic-related restrictions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2021 and 2020 were $4.0 million and $4.1 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2021 and 2020 were $810,000 and $517,000. The Bank suspended its daily overdraft charges during the first nine months of 2020 to soften the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income decreased $7.3 million, or 31%, during the first nine months of 2021 compared to the same period in 2020. For the first nine months of 2021, the Core Bank originated $525 million in secondary market loans and achieved an average gain-as-a-percent-of-loans-sold during the period of 3.11%, with comparable originations of $548 million and comparable gains of 4.57% during the first nine months of 2020. Favorable market conditions drove a higher gain percentage for the Core Bank and the mortgage industry, in general, during the last nine months of 2020 and for a portion of the first nine months of 2021. These favorable conditions began to normalize during February 2021 causing the Core Bank’s gain-as-a-percentage-of-loans-sold to trend toward more normal historical levels at or near 2.50%. Management believes this trend will likely continue during the remainder of 2021.

Republic Credit Solutions segment

RCS’s noninterest income increased $4.3 million, or 116%, during the first nine months of 2021 compared to the same period in 2020, with program fees representing the entirety of RCS’s noninterest income. Pandemic-driven restrictions negatively impacted RCS program fees during the first nine months of 2020, with those program fees beginning to normalize during 2021 following the removal of restrictions.

The following table presents RCS program fees by product:

Table 12 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(in thousands)	2021	2020	$ Change	% Change
Product:
Lines of credit	$4,168	$2,199	$1,969	90%
Hospital receivables	173	53	120	226
Installment loans*	3,589	1,424	2,165	NM
Total	$7,930	$3,676	$4,254	116%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense from continuing operations increased $905,000, or 1%, during the first nine months of 2021 compared to the same period in 2020. Total Company noninterest expense from discontinued operations decreased $503,000 during the first nine months of 2021 compared to the same period in 2020.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $442,000 for the first nine months of 2021 compared to the same period in 2020. The following primarily drove the change in noninterest expense:

●	Salaries and benefits expense increased approximately $2.4 million, or 4%, primarily driven by annual merit increases and increases in contract labor, equity compensation, payroll taxes, and health benefits from period to period.

●	Technology, Equipment, and Communication expense increased $683,000, as the Traditional Bank strategically added 24 Interactive Teller Machines over the previous 12 months, bringing its ITM fleet to over 70 ITMs as of September 30, 2021.

●	Interchange-related expense increased $430,000, or 13%, as transaction volume began rising to normal levels during the first quarter of 2021 following the removal of pandemic-related restrictions.

●	Partially offsetting the increases above, Bank Franchise Tax expense decreased $1.6 million. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to the Kentucky corporate income tax on January 1, 2021.

●	Other expenses decreased $1.9 million. Within this decrease, Provision for credit losses on off-balance sheet credit exposures decreased $518,000, driven by lower expected usage rates on the Bank’s committed credit lines coupled with a generally improving economic outlook. Additionally, within the other expenses line item, the following expenses experienced decreases: fraud-related expenses, supplies, freight, and ATM promotions, with most of these decreases generally driven by the impact of the ongoing pandemic.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment increased $1.9 million, or 25%, during the first nine months of 2021 compared to the same period in 2020, primarily due to higher mortgage commissions recorded during 2021.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $1.0 billion in cash and cash equivalents as of September 30, 2021 compared to $486 million as of December 31, 2020. The growth in cash balances was driven by continued growth in deposit balances along with a continued general decline in loans. Given the near-term risk of inflation and rising market interest rates, combined with the requirement that the term of the investments would have to be extended in order to pick up a meaningful increase in the overall yield, management chose to not redeploy significant excess cash into the investment portfolio through September 30, 2021. During the fourth quarter of 2021, however, management began evaluating potential changes to its existing strategy for redeploying excess cash as a result of a recent steepening of the yield curve.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield was a weighted-average 0.13% for the first nine months of 2021. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Table 13 — Loan Portfolio Composition

(in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$827,898	$879,800	$(51,902)	(6)%
Nonowner occupied	294,818	264,780	30,038	11
Commercial real estate	1,393,241	1,349,085	44,156	3
Construction & land development	105,968	98,674	7,294	7
Commercial & industrial	333,795	325,596	8,199	3
Paycheck Protection Program	126,271	392,319	(266,048)	(68)
Lease financing receivables	9,427	10,130	(703)	(7)
Aircraft	130,398	101,375	29,023	29
Home equity	215,282	240,640	(25,358)	(11)
Consumer:
Credit cards	14,781	14,196	585	4
Overdrafts	753	587	166	28
Automobile loans	17,533	30,300	(12,767)	(42)
Other consumer	6,223	8,167	(1,944)	(24)
Total Traditional Banking	3,476,388	3,715,649	(239,261)	(6)
Warehouse lines of credit*	750,682	962,796	(212,114)	(22)
Total Core Banking	4,227,070	4,678,445	(451,375)	(10)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	NA
Other TRS loans	1	—	1	NA
Republic Credit Solutions	116,711	110,893	5,818	5
Total Republic Processing Group	116,712	110,893	5,819	5

Total loans**	4,343,782	4,789,338	(445,556)	(9)
Allowance for credit losses	(63,024)	(61,067)	(1,957)	3

Total loans, net	$4,280,758	$4,728,271	$(447,513)	(9)%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $446 million, or 9%, during the first nine months of 2021 to $4.3 billion as of September 30, 2021. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $239 million, or 6%, from December 31, 2020 to September 30, 2021. The following primarily drove the change in loan balances during the first nine months of 2021:

●	During the first nine months of 2021, the Core Bank’s PPP portfolio decreased $266 million, primarily reflecting the forgiveness and payoff of $382 million of 2020 PPP originations and the net increase of $111 million of 2021 PPP loans during the first nine months of 2021.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of September 30, 2021, net PPP loans of $126 million remained on the Traditional Bank’s balance sheet, including $19 million in loan balances originated during 2020, $111 million in loan balances originated during 2021, and $4 million of unaccreted PPP fees reported as a credit offset to these originated balances. Unaccreted PPP fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated. While no guarantee can be made as to the overall remaining life of these loans, management believes the loans are likely to remain on the Company’s balance sheet less than one year, as it expects the substantial majority of its clients to request forgiveness for their loans at the earliest possible time, presuming these clients achieve the required program metrics.

PPP loans have a stated maturity of two to five years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

●	The owner-occupied residential real estate and home equity categories decreased $52 million and $25 million during the first nine months of 2021. These decreases largely reflect the impact of a sharp drop in long-term market interest rates during the previous 12 months that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed-rate products sold on the secondary market.

●	Offsetting the decreases above, the CRE category increased $44 million and the Aircraft category increased $29 million, as lending activity began normalizing following the removal of pandemic-driven restrictions during the first nine months of 2021.

Warehouse Lending segment

Outstanding Warehouse period end balances decreased $212 million from December 31, 2020 to September 30, 2021. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

Allowance for Credit Losses

As of September 30, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $2 million from $61 million as of December 31, 2020 to $63 million as of September 30, 2021. As a percent of total loans, the total Company’s ACLL increased to 1.45% as of September 30, 2021 compared to 1.27% as of December 31, 2020. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

●	The Traditional Banking ACLL decreased approximately $212,000 to $49 million as of September 30, 2021 driven primarily by net charge-offs during the first nine months of 2021.

●	The Traditional Bank decreased its ACLS $124,000 during the first nine months of 2021 to $54,000 based on improved PD and LGD expectations on its corporate bond portfolios.

●	The Traditional Bank decreased its ACLC $52,000 during the first nine months of 2021 to $937,000 based on an improving economic outlook.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $1.9 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2021 to December 31, 2020. As of September 30, 2021, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2021.

Republic Credit Solutions segment

The RCS ACLL increased $3 million from $9 million as of December 31, 2020 to $12 million as of September 30, 2021, with this increase driven by growth in balances on RCS’s line-of-credit products.

RCS maintained an ACLL for two distinct credit products offered as of September 30, 2021, including its line-of-credit products and its healthcare-receivables products. As of September 30, 2021, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 49% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

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

As of September 30, 2021, $3 million, or less than 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

The ultimate long-term impact of the above accommodated loan balances on the Company’s Classified, Special Mention, nonperforming, and delinquent loans is currently uncertain. When evaluating its borrowers for further accommodation, the Bank considers prudent options based on the borrower’s credit risk; applicable federal and state laws and regulations, including COVID-related accommodations provided by applicable federal, state, and local laws; and the Bank’s ability to ease cash flow pressures on the affected borrowers while improving the Bank’s likelihood of collection on its loans. If enough borrowers were unable to meet their loan payment obligations at the end of their accommodation periods and were also unable to further extend their accommodation arrangements with the Bank, the Bank’s Classified, Special Mention, nonperforming, and delinquent loans would increase and negatively impact the Company’s overall operating performance.

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $12 million during the first nine months of 2021, driven primarily by commercial-purpose loans within the hospitality and leisure industry downgraded to Special Mention during the first nine months of 2021. As previously mentioned, the ultimate long-term impact of loans accommodated due to COVID-19 on the Company’s Classified and Special Mention loans is currently uncertain.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 14 — Classified and Special Mention Loans

(in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Loss	$—	$—	$—	—
Doubtful	—	—	—	—
Substandard	24,501	30,193	(5,692)	(19)%
PCD - Substandard	1,739	1,887	(148)	(8)
Total Classified Loans	26,240	32,080	(5,840)	(18)

Special Mention	107,227	89,206	18,021	20
PCD - Special Mention	831	895	(64)	(7)
Total Special Mention Loans	108,058	90,101	17,957	20

Total Classified and Special Mention Loans	$134,298	$122,181	$12,117	10

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $6 million and $7 million as of September 30, 2021 and December 31, 2020.

Nonperforming loans to total loans remained at 0.48% from December 31, 2020 to September 30, 2021. As previously mentioned, the ultimate long-term impact of loans accommodated due to COVID-19 on the Company’s nonperforming loans is currently uncertain.

Table 15 — Nonperforming Loans and Nonperforming Assets Summary

(in thousands)	September 30, 2021	December 31, 2020

Loans on nonaccrual status*	$20,252	$23,548
Loans past due 90-days-or-more and still on accrual**	691	47
Total nonperforming loans	20,943	23,595
Other real estate owned	1,845	2,499
Total nonperforming assets	$22,788	$26,094

Credit Quality Ratios - Total Company:
Nonperforming loans to total loans	0.48%	0.49%
Nonperforming assets to total loans (including OREO)	0.52	0.54
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:
Nonperforming loans to total loans	0.48%	0.50%
Nonperforming assets to total loans (including OREO)	0.52	0.56
Nonperforming assets to total assets	0.39	0.45
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 16 — Nonperforming Loan Composition

	September 30, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$11,708	1.41%	$14,328	1.63%
Nonowner occupied	99	0.03	81	0.03
Commercial real estate	6,607	0.47	6,762	0.50
Construction & land development	—	—	—	—
Commercial & industrial	93	0.03	55	0.02
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,657	0.77	2,141	0.89
Consumer:
Credit cards	—	—	5	0.04
Overdrafts	—	—	—	—
Automobile loans	84	0.48	170	0.56
Other consumer	4	0.06	11	0.13
Total Traditional Banking	20,252	0.58	23,553	0.63
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,252	0.48	23,553	0.50

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	691	0.59	42	0.04
Total Republic Processing Group	691	0.59	42	0.04

Total nonperforming loans	$20,943	0.48%	$23,595	0.49%

Table 17 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	143	$5,002	25	$4,511	2	$2,195	170	$11,708
Nonowner occupied	3	99	—	—	—	—	3	99
Commercial real estate	—	—	4	895	3	5,712	7	6,607
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	93	—	—	—	—	4	93
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	27	741	4	916	—	—	31	1,657
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	10	84	—	—	—	—	10	84
Other consumer	4	4	—	—	—	—	4	4
Total Traditional Banking	191	6,023	33	6,322	5	7,907	229	20,252
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	191	6,023	33	6,322	5	7,907	229	20,252

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	691	—	—	—	—	NM	691
Total Republic Processing Group	NM	691	—	—	—	—	NM	691

Total	191	$6,714	33	$6,322	5	$7,907	229	$20,943

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,110	27	$4,966	5	$4,252	178	$14,328
Nonowner occupied	3	81	—	—	—	—	3	81
Commercial real estate	2	45	3	925	3	5,792	8	6,762
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	55	—	—	—	—	2	55
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	26	867	6	1,274	—	—	32	2,141
Consumer:
Credit cards	NM	5	—	—	—	—	NM	5
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	170	—	—	—	—	14	170
Other consumer	7	11	—	—	—	—	7	11
Total Traditional Banking	200	6,344	36	7,165	8	10,044	244	23,553
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,344	36	7,165	8	10,044	244	23,553

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	200	$6,386	36	$7,165	8	$10,044	244	$23,595

Table 18 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Nonperforming loans at the beginning of the period	$22,344	$20,419	$23,595	$23,489
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,248	3,721	2,641	8,169
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,233)	(2,251)	(4,839)	(5,932)
Principal balance paydowns of loans nonperforming at both period ends	(384)	(360)	(1,098)	(4,660)
Net change in principal balance of other loans nonperforming at both period ends*	(32)	(444)	644	19

Nonperforming loans at the end of the period	$20,943	$21,085	$20,943	$21,085
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 19 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Loans charged off	$—	$—	$—	$(2)
Loans transferred to OREO	—	—	—	(2,109)
Loans refinanced at other institutions	(2,150)	(1,917)	(4,559)	(2,870)
Loans returned to accrual status	(83)	(334)	(280)	(951)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,233)	$(2,251)	$(4,839)	$(5,932)

Based on the Bank’s review as of September 30, 2021, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.40% as of September 30, 2021 from 0.42% as of December 31, 2020. Core Bank delinquent loans to total Core Bank loans decreased to 0.18% as of September 30, 2021 from 0.21% as of December 31, 2020. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2021 and December 31, 2020 were on nonaccrual status. As previously mentioned, the ultimate long-term impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 20 — Delinquent Loan Composition*

	September 30, 2021		December 31, 2020
		Percent of		Percent of
		Total		Total
(in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$2,128	0.26%	$3,260	0.37%
Nonowner occupied	—	—	—	—
Commercial real estate	5,037	0.36	5,457	0.40
Construction & land development	—	—	—	—
Commercial & industrial	66	0.02	12	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	259	0.12	702	0.29
Consumer:
Credit cards	45	0.30	73	0.51
Overdrafts	145	19.26	147	25.04
Automobile loans	11	0.06	56	0.18
Other consumer	1	0.02	6	0.07
Total Traditional Banking	7,692	0.22	9,713	0.26
Warehouse lines of credit	—	—	—	—
Total Core Banking	7,692	0.18	9,713	0.21

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	9,701	8.31	10,234	9.23
Total Republic Processing Group	9,701	8.31	10,234	9.23

Total delinquent loans	$17,393	0.40%	$19,947	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 21 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Delinquent loans at the beginning of the period	$18,718	$14,046	$19,947	$20,804
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	945	6,093	1,268	7,817
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,109)	(2,205)	(3,179)	(8,488)
Principal balance paydowns of loans delinquent at both period ends	(34)	(788)	(81)	(2,977)
Net change in principal balance of other loans delinquent at both period ends*	873	(93)	(562)	(103)
Delinquent loans at the end of period	$17,393	$17,053	$17,393	$17,053
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020

Loans charged off	$—	$—	$(1)	$(3)
Easy Advances paid off or charged off	—	—	—	—
Loans transferred to OREO	—	—	—	(2,109)
Loans refinanced at other institutions	(1,652)	(1,189)	(1,938)	(3,856)
Loans paid current	(1,457)	(1,016)	(1,240)	(2,520)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,109)	$(2,205)	$(3,179)	$(8,488)

Collateral-Dependent Loans and Troubled Debt Restructurings

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

A TDR is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate, and/or extending the maturity date of the debt. Nonaccrual loans modified as TDRs remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt.

Table 23 — Collateral-Dependent Loans and Troubled Debt Restructurings

(in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Cashflow-dependent TDRs	$6,227	$10,938	$(4,711)	(43)%
Collateral-dependent TDRs	10,224	9,840	384	4
Total TDRs	16,451	20,778	(4,327)	(21)
Collateral-dependent loans (which are not TDRs)	14,781	20,806	(6,025)	(29)
Total recorded investment in TDRs and collateral-dependent loans	$31,232	$41,584	$(10,352)	(25)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 24 — Deposit Composition

(in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change

Core Bank:
Demand	$1,342,395	$1,217,263	$125,132	10%
Money market accounts	793,236	712,824	80,412	11
Savings	295,663	236,335	59,328	25
Individual retirement accounts (1)	46,196	47,889	(1,693)	(4)
Time deposits, $250 and over (1)	84,340	83,448	892	1
Other certificates of deposit (1)	163,345	199,214	(35,869)	(18)
Reciprocal money market and time deposits (1)	101,109	314,109	(213,000)	(68)
Brokered deposits (1)	30,001	25,010	4,991	20
Total Core Bank interest-bearing deposits	2,856,285	2,836,092	20,193	1
Total Core Bank noninterest-bearing deposits	1,691,413	1,503,662	187,751	12
Total Core Bank deposits	4,547,698	4,339,754	207,944	5

Republic Processing Group:
Money market accounts	5,114	6,673	(1,559)	(23)
Total RPG interest-bearing deposits	5,114	6,673	(1,559)	(23)

Brokered prepaid card deposits	323,250	257,856	65,394	25
Other noninterest-bearing deposits	38,822	110,021	(71,199)	(65)
Total RPG noninterest-bearing deposits	362,072	367,877	(5,805)	(2)
Total RPG deposits	367,186	374,550	(7,364)	(2)

Deposits of discontinued operations (2)	33,063	18,877	14,186	75

Total deposits	$4,947,947	$4,733,181	$214,766	5%
(1)	Includes time deposit
(2)	See additional detail regarding the Bank’s agreement to sell TRS under Footnote 17 “Discontinued Operations” in this section of the filing.

Total Company deposits increased $215 million, or 5%, from December 31, 2020 to $4.9 billion as of September 30, 2021.

Total Core Bank deposits increased $208 million, or 5%, with the following primarily driving growth:

●	Management believes its deposit balances continue to be the beneficiary of Federal government stimulus brought about by the COVID-19 pandemic. During the first nine months of 2021, the Federal government issued two rounds of economic stimulus payments. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	The Core Bank originated $210 million of PPP loans during the first nine months of 2021, with PPP borrowers generally retaining their loan proceeds within a deposit account at the Bank.

●	Management believes that much of the growth in noninterest-bearing and interest-bearing deposits at the Core Bank has been, and continues to be, a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

●	Offsetting the positive growth mentioned above, deposit balances were negatively impacted by a shift of approximately $140 million in balances from interest-bearing reciprocal money market accounts to SSUARs. This shift occurred as the Bank lowered its reciprocal money market account pricing to its clients due to the high cost of the additional fees associated with participation in the money market network, which allows clients to fully insure their deposits through FDIC insurance by spreading their funds across multiple banks.

Total RPG deposits from continuing operations decreased $7 million, or 2%, for the first nine months of 2021, with the following primarily driving growth:

●	RPG noninterest-bearing deposits growth was primarily driven by the following:

●	RPG prepaid card balances within its RPS division increased $65 million, driven by government stimulus funds applied to prepaid card deposit balances. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	RPG other noninterest-bearing deposits decreased $71 million, driven by an outflow of commercial settlement deposits associated with the RCS segment’s line-of-credit products.

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

SSUARs increased $50 million during the first nine months of 2021 to $261 million as of September 30, 2021 compared to $211 million as of December 31, 2020. As mentioned above, Bank clients shifted approximately $140 million in balances from interest-bearing reciprocal money market accounts to SSUARs after the Bank lowered its reciprocal money market account pricing due to the high cost to the Bank of participating in the money market network. The increase driven by this shift was partially offset by a $94 million decrease in SSUARs during the first nine months of 2021, driven by the exit of one corporate client following the acquisition of this client by another company. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Federal Home Loan Bank Advances

FHLB advances declined by $210 million from December 31, 2020 to September 30, 2021, as the Bank continued to maintain sufficient deposit balances to meet its current liquidity needs. The Bank held $25 million in overnight advances at a rate of 0.14% as of September 30, 2021, compared to $225 million in overnight advances at a rate of 0.16% as of December 31, 2020. Given the overall amount of liquidity on the Company’s balance sheet as of September 30, 2021, management does not anticipate that FHLB term or overnight advances will likely be utilized to any material extent over the near term.

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

See Footnote 12 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Company had a loan to deposit ratio (excluding brokered deposits) of 95% as of September 30, 2021 and 108% as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents on-hand of $1.0 billion and $486 million. The Bank also had available borrowing capacity of $898 million and $683 million from the FHLB as of September 30, 2021 and December 31, 2020. In addition, the Bank’s liquidity resources included unencumbered debt securities of $187 million and $274 million as of September 30, 2021 and December 31, 2020 and unsecured lines of credit of $125 million available through various other financial institutions as of the same period-ends.

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets in the form of investment securities. Funding and cash flows can also be realized by the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities, and proceeds realized from loans held for sale. The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of September 30, 2021 and December 31, 2020, these pledged investment securities had a fair value of $354 million and $304 million. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were canceled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of September 30, 2021, the Bank had approximately $1.6 billion in deposits from 245 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $609 million, or 12%, of the Company’s total deposit balances as of September 30, 2021. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

Capital

Total stockholders’ equity increased from $823 million as of December 31, 2020 to $839 million as of September 30, 2021. The increase in stockholders’ equity was primarily attributable to net income earned during 2021 reduced primarily by cash dividends declared and Class A common stock repurchased.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of September 30, 2021, RB&T could, without prior approval, declare dividends of approximately $176 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Banking regulators have categorized the Bank as well capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 10.0% Total Risk-Based Capital ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, and a 5.0% Tier 1 Leverage ratio. Additionally, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer of 2.5% composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements.

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.33% as of September 30, 2021 compared to 13.35% as of December 31, 2020. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic redeemed these securities at the par amount of approximately $40 million, without penalty. Republic’s capital ratios remained well above “well capitalized” levels following the redemption of the TPS, which were treated as part of Republic’s Tier I Capital while outstanding.

Table 25 — Capital Ratios (1)

	As of September 30, 2021		As of December 31, 2020
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$877,936	18.25%	$896,053	18.52%
Republic Bank & Trust Company	849,951	17.67	796,114	16.46

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$824,203	17.13%	$803,682	16.61%
Republic Bank & Trust Company	796,218	16.56	743,743	15.38

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$824,203	17.13%	$843,682	17.43%
Republic Bank & Trust Company	796,218	16.56	743,743	15.38

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$824,203	13.13%	$843,682	13.70%
Republic Bank & Trust Company	796,218	12.72	743,743	12.11

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 14 basis points lower than those presented in the table above as of September 30, 2021.

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

As of September 30, 2021, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2021 and ending September 30, 2022 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 26 — Bank Interest Rate Sensitivity (Continuing Operations)

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2021	—%	(1.8)%	(1.7)%	2.8%	7.3%
% Change from base net interest income as of December 31, 2020	0.4%	(4.5)%	(7.0)%	(5.7)%	(4.2)%

The Bank’s dynamic simulation model run for September 2021 projected no change in the Bank’s net interest income plus secondary market loan fees for the “Down-100” scenario, a decrease in the “Up-100” and “Up-200” scenarios, and an increase in the “Up-300” and “Up-400” rate scenarios. The projections as of December 2020 reflected a modest increase in the Down-100 scenario and decreases in all Up-rate scenarios.

As compared to December 2020, the deterioration in the Down-100 rate scenario for September 2021 was generally because the Bank had less ability in September 2021 than December 2020 to reprice its liabilities downward.  The improvement in the Up-rate scenarios was primarily due to the following:

●	Growth in interest-earning cash balances from December 2020 to September 2021; and
●	A smaller projected falloff in secondary market fees for the September 2021 simulation than previously projected for the December 2020 simulation.

LIBOR Exposure

In July 2017, the Financial Conduct Authority (the “FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Bank regulators have instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR.

Management focuses on operational readiness, as well as instituting processes and systems to validate that contract risk is clearly identified and understood. New originations and any modifications or renewals of LIBOR-based contracts contain fallback language to assist in an orderly transition to an alternative reference rate. For Bank contracts that have a duration beyond December 31, 2021, and that reference LIBOR, all fallback provisions and variations are currently being identified and sorted into classifications based upon those provisions. Upon classification, the contracts are monitored and possibly remediated if fallback provisions are not deemed sufficiently robust. The Bank realizes that remediating certain contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain in certain limited circumstances.

As of September 30, 2021, the Company had approximately $1.3 billion of assets that reference LIBOR, with short-term Warehouse balances representing $751 million of these assets and commercial and mortgage loans primarily making up the remainder. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of September 30, 2021, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was more than $250 million. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. The Company, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020) and “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.”

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART II — OTHER INFORMATION

Item 1.Legal Proceedings.

See Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements” for discussion regarding the Bank’s lawsuit against Green Dot.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding, pending, or threatened litigation in which Republic and the Bank are a defendant, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2021 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	198,409	$46.89	198,409	439,871
August 1 - August 31	82,529	49.75	82,529	357,342
September 1 - September 30	106,094	49.29	106,094	251,248
Total	387,032	$48.16	387,032	251,248

The Company repurchased 387,032 shares during the third quarter of 2021. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares, an increase of 941,577 shares from the buyback program that was previously in place. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2021, the Company had 251,248 remaining shares that could be repurchased under its current share repurchase program.

During the third quarter of 2021, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company

10.2

Termination of Employment Agreement dated September 15, 2021 between Republic Bank & Trust Company and Logan M. Pichel (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 15, 2021 (Commission File Number: 0-24649))

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 5, 2021	/s/ Steven E. Trager
By: Steven E. Trager
Chairman and Chief Executive Officer

Principal Financial Officer:

Date: November 5, 2021	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer