Form 10-K
period 2021-12-31
REPUBLIC BANCORP INC /KY/
filed 2022-03-01
CIK 921557

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filedg all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ☐ No

g

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ⌧	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $437,098,629 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of January 31, 2022 was 17,824,472 and 2,164,903.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2022 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

ACH	Automated Clearing House	Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act	NM	Not Meaningful
ACL	Allowance for Credit Losses	EFTA	Electronic Fund Transfers Act	OCI	Other Comprehensive Income
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	EITC	Earned Income Tax Credit	OFAC	Office of Foreign Assets Control
ACLL	Allowance for Credit Losses on Loans	ESPP	Employee Stock Purchase Plan	OREO	Other Real Estate Owned
ACLS	Allowance for Credit Losses on Securities	EVP	Executive Vice President	Patriot Act	U.S. Patriot Act
AFS	Available for Sale	FASB	Financial Accounting Standards Board	PCD	Purchased Credit Deteriorated
Allowance	Allowance for Credit Losses	FCA	Financial Conduct Authority	PCI	Purchased Credit Impaired
AML	Anti-Money Laundering	FCRA	Fair Credit Reporting Act	PD	Probability of Default
AOCI	Accumulated Other Comprehensive Income	FDIA	Federal Deposit Insurance Act	PPP	Paycheck Protection Program
ARM	Adjustable Rate Mortgage	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Prime	The Wall Street Journal Prime Interest Rate
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	Provision	Provision for Expected Credit Loss Expense
ASU	Accounting Standards Update	FHA	Federal Housing Administration	PSU	Performance Stock Unit
ATM	Automated Teller Machine	FHC	Financial Holding Company	Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
ATR	Ability to Repay	FHLB	Federal Home Loan Bank	R&D	Research and Development
Basic EPS	Basic earnings per Class A Common Share	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RBCT	Republic Bancorp Capital Trust
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association or Fannie Mae	RCS	Republic Credit Solutions
BOLI	Bank Owned Life Insurance	FOMC	Federal Open Market Committee	Republic / the Company	Republic Bancorp, Inc.
BPO	Brokered Price Opinion	FRA	Federal Reserve Act	RESPA	Real Estate Settlement Procedures Act
BSA	Bank Secrecy Act	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Development	FTE	Full Time Equivalent	ROE	Return on Average Equity
C&I	Commercial and Industrial	FTP	Funds Transfer Pricing	RPG	Republic Processing Group
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States	RPS	Republic Payment Solutions
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	GLBA	Gramm-Leach-Bliley Act	RT	Refund Transfer
CCAD	Commercial Credit Administration Department	Green Dot	Green Dot Corporation	S&P	Standard and Poor's
CDI	Core Deposit Intangible	HEAL	Home Equity Amortizing Loan	SAC	Special Asset Committee
CEO	Chief Executive Officer	HELOC	Home Equity Line of Credit	Sale Transaction	Sale contemplated in the May 13, 2021 Purchase Agreement between the Bank and Green Dot
CFO	Chief Financial Officer	HMDA	Home Mortgage Disclosure Act	SBA	Small Business Administration
CFPB	Consumer Financial Protection Bureau	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CFTC	Commodity Futures Trading Commission	IRS	Internal Revenue Service	SERP	Supplemental Executive Retirement Plan
CMO	Collateralized Mortgage Obligation	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Rate
CMT	Constant Maturity Treasury Index	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LGD	Loss Given Default	SVP	Senior Vice President
COVID-19	Coronavirus Disease of 2019	LIBOR	London Interbank Offered Rate	TBA	To be Announced
CRA	Community Reinvestment Act	LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest	TDR	Troubled Debt Restructuring
CRE	Commercial Real Estate	LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest	The Captive	Republic Insurance Services, Inc.
DIF	Deposit Insurance Fund	Limestone	Limestone Bank	TILA	Truth in Lending Act
Diluted EPS	Diluted earnings per Class A Common Share	LPO	Loan Production Office	TPS	Trust Preferred Securities
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	LTV	Loan to Value	TRS	Tax Refund Solutions
DTA	Deferred Tax Assets	MBS	Mortgage Backed Securities	TRUP	TPS Investment
DTL	Deferred Tax Liabilities	MSRs	Mortgage Servicing Rights	USDA	U.S. Department of Agriculture
EA	Easy Advance	NA	Not Applicable	VA	U.S. Department of Veterans Affairs
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	NASDAQ	NASDAQ Global Select Market®	Warehouse	Warehouse Lending

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on the Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;

●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represented the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic repaid the subordinated note and redeemed the TPS at par without penalty.

As of December 31, 2021, Republic had 42 full-service banking centers with locations as follows:

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

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. As of December 31, 2021, Republic had total assets of $6.1 billion, total deposits of $4.8 billion, and total stockholders’ equity of $834 million. Based on total assets as of December 31, 2021, Republic ranked as the second largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

As of December 31, 2021 and through the date of this filing, generally all Traditional Banking products and services were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family, residential real estate loans and HELOCs. In addition, the Bank originates HEALs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through its Consumer Direct channel are generally secured by owner occupied-collateral located outside of the Bank’s market footprint.

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

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with an LTV up to 90% and a combined LTV up to 100%. The Bank also offers a 100% LTV product for home-purchase transactions within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans. Except for its HEAL product under $150,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

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

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a focus on C&I lending, and owner-occupied and nonowner-occupied CRE lending. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $20 million for large Corporate Banking borrowers of higher credit quality.

C&I loans typically include those secured by general business assets, which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor. Credit facilities include annually renewable lines of credit and term loans with maturities typically from three to five years and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based on the borrower’s capacity to repay these loans from operating cash flows, typically measured by EBITDA, with capital strength, collateral, and management experience also important underwriting considerations.

Corporate Banking focuses on larger C&I and CRE opportunities. For CRE loans, Corporate Banking focuses on stabilized CRE with low leverage and strong cash flows. Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $30 million. Primary underwriting considerations are project cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. The majority of interest rates offered are based on a floating rate index like term-SOFR and U.S. Treasuries. Fixed-rate terms of up to 10 years are available to borrowers by utilizing standard Bank products or interest rate swaps. In many cases, limited guarantees, or in certain instances, non-recourse (of owners) loans will be issued, with such cases based upon the equity/capital position, project cash flows, and stabilization of the borrowing entity.

Commercial Banking focuses on medium sized C&I and CRE opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are project cash flow (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of commercial use property.

The Business Banking and Business Development groups, reporting under Retail Banking, focus on locally based small-to-medium sized businesses in the Bank’s market footprint with primary annual revenues up to $10 million, and borrowings between $200,000 and $1 million. The needs of these clients range from expansion or acquisition financing, equipment financing, owner-occupied real estate financing, and smaller operating lines of credit.

The Bank is an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. An experienced veteran lender oversees the Bank’s SBA Department. The Bank makes loans to borrowers generally up to $3 million under the SBA “7A Program,” as well as utilize the “504 Program” for owner-occupied CRE opportunities. The Bank’s goal is to expand its SBA platform over time and support the opportunities that arise within its markets. The Bank’s lenders utilize all appropriate programs of the SBA to reduce credit risk exposure. Throughout 2020 and 2021, the Bank provided pandemic-related assistance to over 5,500 borrowers through $738 million in SBA PPP loans.

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

Commercial-construction loans are made in the Bank’s market to established commercial builders with solid financial records. Typically, these loans are made for investment properties and have tenants pre-committed for some or all of the space. Some projects may begin as speculative, with the builder contracting to lease or sell the property during the construction period. Generally, commercial-construction loans are made for the duration of the construction period and slightly beyond and will either convert to permanent financing with the Bank or with another lender at or before maturity.

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

Aircraft Lending — In October 2017, the Bank created an Aircraft Lending division. Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $55,000 and $3,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all states, except for Alaska and Hawaii.

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

Treasury Management Department — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation, and ACH processing are additional services offered to commercial businesses through the Bank’s Treasury Management department. Treasury Management officers work closely with commercial and retail officers to support their client’s cash management needs.

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

See Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” for discussion regarding the cancelled sale of the TRS business and associated litigation.

Republic Payment Solutions division

RPS is currently managed and operated within the TRS segment. The RPS division offers general-purpose reloadable prepaid cards, payroll debit cards, and limited-purpose demand deposit accounts with linked debit cards as an issuing bank through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

Employees and Human Capital Resources

As of December 31, 2021, Republic had 1,045 FTE employees. Altogether, Republic had 1,035 full-time and 19 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

Employee retention helps the Company operate efficiently and effectively. Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, offering flexible schedules, and providing valuable fringe benefits. In addition, Bank employees may become stockholders of the Company through participation in its Employee Stock Purchase Plan and its 401(k) retirement plan, which offers a Company stock investment option.

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

The safety, health, and wellness of Republic’s employees is considered a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of its employees, the Company was able to transition, over a short period of time, the substantial majority of its non-customer-facing employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer-facing activities at banking and operational centers. All employees have been asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, the Company promotes the health and wellness of its employees by encouraging work-life balance, offering flexible work schedules, and striving to keep the employee portion of health care premiums competitive with local competition. Additionally, Republic strives to clearly and frequently communicate expectations that all employee conduct must adhere to the highest ethical standards encompassed by its corporate values, including through town hall meetings and senior leadership messages.

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

Republic Payment Solutions (a division of TRS)

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

The Bank is a Kentucky-chartered commercial banking and trust corporation and as such, it is subject to supervision and regulation by the FDIC and the KDFI. The Bank also operates physical locations in Florida, Indiana, Ohio, and Tennessee, and originates and purchases loans on a national basis. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. The Bank is subject to restrictions, requirements, potential enforcement actions and examinations by the FDIC and KDFI. The FRB’s regulation of the Company with monetary policies and operational rules directly impact the Bank. The Bank is a member of the FHLB System.

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

The Dodd-Frank Act

The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of over-the-counter derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) and its implementing regulations pulled back some of the more stringent requirements of the Dodd-Frank Act for community banks with total consolidated assets of less than $10 billion, such as the Bank. Due to exemptions in the Dodd-Frank Act, the EGRRCPA, and each Act’s implementing regulations, the Company and Bank are not subject to several provisions of the Dodd-Frank Act including but not limited to 1) the Durbin Amendment that would otherwise limit the interchange fees the Bank could charge on debit card transactions, 2) the Volcker Rule that would affect the Company’s ability to invest in or engage in certain trading activities, and 3) stricter regulatory capital requirements.

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

I.The Company

Source of Strength Doctrine — The Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity, and other support in times of distress. FRB policies and regulations also prohibit bank holding companies from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank. Under the Dodd-Frank Act and in line with prior FRB policy, a BHC is expected to act as a source of financial strength to its banking subsidiaries and to commit resources for their support. This support may restrict the Company’s ability to pay dividends, and may be required at times when, absent this FRB policy, a holding company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the Company. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

II.The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky chartered bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank in Kentucky, a state bank, state thrift, or state savings association operating in any other state, a federal savings bank, or a federal thrift meeting the qualified thrift lender test engages, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Safety and Soundness — The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees, and benefits. The guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC member institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, the FDIC may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination. We are not aware of any conditions relating to these safety and soundness standards that would require us to submit a plan of compliance to the FDIC.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky state chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management exam ratings, may establish a branch in Kentucky without the approval of the

Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. As a result of several legislative acts including the Dodd-Frank Act, the Bank, along with any other national or state-chartered bank generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Affiliate Transaction Restrictions — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g), and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors, and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

Anti-Money Laundering, Patriot Act; OFAC Sanctions — The Company and the Bank are subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These laws include the Bank Secrecy Act, the Money Laundering Control Act, the Anti-Money Laundering Act of 2020, and the USA Patriot Act, as administered by the United States Treasury Department’s Financial Crimes Enforcement Network. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency, and conduct enhanced due diligence on certain accounts. The United States Treasury Department’s Office of Foreign Assets Control prohibits persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these anti-money laundering obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.

Consumer Laws and Regulations — The Bank is subject to a number of federal and state consumer protection laws, including, but not limited to, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others. As discussed in more detail below, the Bank also complies with fair lending and privacy laws. Banks as well as nonbanks are subject to any rule, regulation or guideline created by the CFPB. The CFPB is an independent “watchdog” within the Federal Reserve System that regulates any person who offers or provides personal, family or household financial products or services. Congress established the CFPB to create one agency in charge of protecting consumers by overseeing the application and implementation of “Federal consumer financial laws,” which includes (i) rules, orders, and guidelines of the CFPB, (ii) all consumer financial protection functions, powers, and duties transferred from other federal agencies, such as the Federal Reserve, the OCC, the FDIC, the Federal Trade Commission, and the Department of Housing and Urban Development, and (iii) a long list of consumer financial protection laws enumerated in the Dodd-Frank Act, including those listed above.

The CFPB is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions. Depository institutions with $10 billion or less in assets, such as the Bank, will continue to be examined for compliance with the consumer protection laws and regulations by their primary bank regulators (the FDIC for the Bank), rather than the CFPB. The FDIC also regulates what it considers unfair and deceptive practices under Section 5 of the Federal Trade Commission Act.

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

Community Reinvestment Act and the Fair Lending Laws — Banks have a responsibility under the CRA and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the FDIC, other federal regulatory agencies, or the Department of Justice, taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received a “Satisfactory” CRA Performance Evaluation in January 2020, its most recent evaluation. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security — The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that would materially affect the Company’s results of operations.

In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations, and regulations. The Company has adopted a customer information security program that has been approved by the Company’s Board of Directors.

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

In November 2021, the FRB, FDIC, and Office of the Comptroller of the Currency issued a joint final rule establishing computer-security incident notification requirements for banking organizations and their bank service providers. Effective April 2022, with full compliance no later than May 2022, banking organizations will be required to notify its primary federal regulator as soon as possible and no later than 36 hours after the banking organization determines that a computer-security incident that rises to the level of a notification incident has occurred. The rule defines computer-security incident as an occurrence that results in actual harm to the confidentiality, integrity, or availability of an information system or the information that the system processes, stores, or transmits. A notification incident is defined as a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, a banking organization’s: (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business; (ii) business line(s), including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value; or (iii) operations, including associated services, functions and support, as applicable, the failure or discontinuance of which would pose a threat to the financial stability of the United States. For example, a notification incident may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

The rule also requires a bank service provider to notify at least one bank-designated point of contact at each affected banking organization customer as soon as possible when the bank service provider determines that it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to disrupt or degrade, covered services provided to the banking organization for four or more hours. If the banking organization has not previously provided a designated point of contact, the notification must be made to the banking organization’s chief executive officer and chief information officer or to two individuals of comparable responsibilities.

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

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional

FHLBs that are regulated by the Federal Housing Finance Agency. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family, residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities, and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program,. The Bank has never sold loans to the Mortgage Purchase Program.

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

Loans to Insiders — The Bank’s authority to extend credit to its directors, executive officers, and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with non-insiders and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital. In addition, extensions of credit to insiders in excess of certain limits must be approved by the Bank’s Board of Directors.

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

As of December 31, 2021 and 2020, the Company’s capital ratios* were as follows:

	2021		2020
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$878,488	17.47%	$896,053	18.52%
Republic Bank & Trust Company	861,815	17.14	796,114	16.46

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$823,504	16.37%	$803,682	16.61%
Republic Bank & Trust Company	806,831	16.05	743,743	15.38

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$823,504	16.37%	$843,682	17.43%
Republic Bank & Trust Company	806,831	16.05	743,743	15.38

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$823,504	13.35%	$843,682	13.70%
Republic Bank & Trust Company	806,831	13.10	743,743	12.11

*  The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 15 basis points lower than those presented in the table above as of December 31, 2021 and 2020.

Corrective Measures for Capital Deficiencies — The banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized, significantly undercapitalized, and critically undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the holding company of the institution. In addition, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under banking regulations, a bank may not lawfully accept, roll over, or renew brokered deposits unless it is either well capitalized or it is adequately capitalized and receives a waiver from its applicable regulator.

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

Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings, and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

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

COVID-19 AND THE PUBLIC RESPONSE

The COVID-19 pandemic and the public’s response to this pandemic present unique risks to the Company’s operations and the markets it serves. The Company’s operations and the markets it serves have been and will continue to be significantly impacted by the COVID-19 pandemic and the public’s response to this pandemic. The following are relevant to the Company and its operations:

●	Adverse Economic Conditions – COVID-19 has significantly disrupted social and economic activity in many areas of the U.S., including areas where the Bank operates. The full impact of these disruptions is currently unknown. Additionally, these disruptions may lead to the impairment of the Company’s intangible assets, including its goodwill and MSRs.

●	Loan and Credit Losses – COVID-19 has restricted certain businesses, and the Bank’s credit delinquencies and losses may rise steeply due to these restrictions. Specifically, concentrations of credit in certain markets and in certain industries have been, currently are, or may be more susceptible to delinquency and loss.

o	Industry Concentrations – The Bank lends to clients in industries that have had their business models upended by the pandemic; e.g., the hospitality and leisure industry. Further economic damage to these clients may leave them unable to repay their debt with the Bank.

o	Commercial Real Estate Concentration – The Company maintains a significant level of loans secured by CRE. COVID-19 has driven a remote work environment for many employers and accelerated the trend toward on-line shopping for consumers in the U.S. versus more traditional brick-and-mortar, in-store shopping. As a result, many businesses have publicly stated that they will be downsizing their CRE facilities. This downsizing could have a material negative impact on demand for certain CRE, which in turn could drive down CRE market values. The Bank could incur higher loan losses on its CRE secured loans if CRE market values decline.

o	Borrower Accommodations – In immediate response to the pandemic, and in some instances, governmental requirements, the Bank temporarily suspended residential property foreclosure sales, evictions, and involuntary automobile repossessions. The Bank also temporarily granted fee waivers, payment deferrals, and other expanded assistance for credit card, automobile, mortgage, small business, and personal loan clients. The Bank has resumed some collection activity as permitted by federal and state law, agency guidance, and other requirements. Future governmental actions may extend borrower protections such as eviction moratoriums and borrower-relief programs.

●	Reliance on Forecasted Information – The Company’s model for estimating credit losses relies on forecasted economic projections. Such projections could be materially inaccurate, with different projections leading to a material adverse impact on the Company’s financial position and results of operations.

●	Capital and Liquidity – A prolonged period of economic stress leading to increased borrower defaults and corresponding servicing obligations could substantially weaken the Company’s capital and liquidity. As a result, the Company could lose access to capital markets and could suspend paying dividends.

●	Cybersecurity – The Company and its third-party service providers have been and may continue to be subject to a heightened risk of cyber-attacks due to the number of employees working remotely.

●	Reliance on Third Parties – The Company’s third-party service providers may be unable to meet their service level commitments to the Company.

●	Interconnectedness of Financial Institutions – The Company depends on other financial institutions. Negative events or publicity for other financial institutions may flow to the Bank due the interconnectedness of the financial industry.

●	Governmental Restrictions on Operations – Certain loan collection efforts, such as loan foreclosures and evictions, have been and may continue to be prohibited by legal or regulatory bodies.

●	Ability of Key Personnel to Perform Their Duties – Key Company personnel may be personally and directly impacted by COVID-19 and may be unable to perform their duties.

●	Consumer Behavior – Consumers may behave differently in the aftermath of the pandemic, placing less value on face-to-face interaction. The Bank is a community bank that places high value on personal connection.

●	Increased Litigation Risk – The Bank may experience an increase in litigation stemming from the COVID-19 pandemic.

●	Company Reputation – The Company and the Bank’s reputation could be negatively impacted by the public’s perception of how the Company and Bank have operated during the pandemic.

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

Various states and consumer groups have, from time to time, questioned the fairness of the products offered by RPG. In addition, the 2020 election cycle led to a shift in political power within the executive and legislative branches of the federal government in January 2021. Initiatives of the current President and the current Congress, along with actions of the states, governmental agencies, and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s operations. If the Company can no longer offer or must substantially alter its RPG products, it will have a material adverse effect on its profits.

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

Due diligence measures implemented by the federal and state governments, which delay the timing of individual tax refund payments or possibly deny those individual payments outright, could present an increased credit risk to the Company. To protect against fraudulent tax returns, the federal government and many state governments have enacted laws and procedures that provide for additional due diligence by the applicable governmental authority prior to issuing an income tax refund. This additional due diligence has generally driven longer periods between the filing of a tax return and the receipt of the corresponding refund. The federal government, specifically as a result of the Protecting Americans from Tax Hikes Act of 2015, mandates that taxpayers filing tax returns with certain characteristics will not receive their corresponding refunds before February 15 each year. These funding delays negatively impact the Company’s ability to make mid-season modifications to its EA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all EAs are traditionally issued prior to February 15. In addition, these enhanced due diligence measures implemented by the federal and state governments could prevent the taxpayer’s refund from being issued altogether. These governmental changes by themselves, or in combination with management’s changes to EA product parameters, could have a material negative impact on the performance of the EA product and therefore on the Company’s financial condition and results of operations if the loss rate on the EA product increases materially.

Changes to the EA’s product parameters by management could have a material negative impact on the performance of the EA. In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.

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

Advance Child Tax Credit payments may have a significant, negative impact on demand for TRS’s EA product. In mid-2021, eligible individuals began receiving periodic advance Child Tax Credit payments from the IRS. These periodic advance payments may lead to lower demand for TRS’s EA product offerings because the majority of TRS’s client base includes households eligible for the Child

Tax Credit. A significant decline in demand for TRS’s products would have a material negative impact on the Company’s financial condition and results of operations.

Economic impact (stimulus) payments by governmental agencies may have a significant, negative impact on demand for TRS’s EA product. During the COVID-19 pandemic, governmental agencies have provided, and may continue to provide, economic support to certain consumers through stimulus payments and other benefits. Additionally, some federal stimulus payments were provided in January 2021 coinciding with the start of TRS’s 2021 EA product offering. Management believes that these stimulus payments, along with a higher national consumer savings rate since the onset of the pandemic, caused lower demand for TRS’s EA product offerings in 2021 because the majority of TRS’s client base included beneficiaries of such stimulus payments. Further government stimulus programs could cause an additional decline in demand for TRS’s products in 2022 and beyond, which would have a material negative impact on the Company’s financial condition and results of operations.

EA and RT products are substantially offered through retail tax preparation locations. Usage of retail tax preparation services may be negatively impacted by COVID-19 related health concerns and/or state or local governmental lockdowns. TRS’s EA and RT product offerings are substantially facilitated through third-party brick-and-mortar service providers. Usage of these brick-and-mortar service providers may be negatively impacted by COVID-19 related health concerns and state or local governmental lockdowns driving a decrease in TRS related EA and RT volume. A significant decrease in demand for TRS’s EA and RT products would have a material negative impact on the Company’s financial condition and results of operations.

REPUBLIC CREDIT SOLUTIONS

RCS revenues and earnings are highly concentrated in its line-of-credit products. While the Company expanded its RCS product offerings in 2021, for the year ended December 31, 2021, RCS’s revenues and earnings were concentrated in its line-of-credit products. The discontinuation of these line-of-credit products, or a substantial change in the terms under which these products are offered, would have a material adverse effect on the Company’s financial condition and results of operations.

Consumer loans originated through the RCS segment represent a higher credit risk. Loss rates for some RCS products have consistently been significantly higher than Traditional Bank loss rates for unsecured consumer loans. A material increase in RCS loan charge-offs could have a material adverse effect on the Bank’s financial condition and results of operations and, if such increase in RCS loan charge-offs persisted for an extended period of time, could lead to the discontinuation of the underlying products.

Consumer installment loans originated for sale through the RCS segment represent a higher risk of loss on sale. RCS originates its installment loan product for sale and sells this product at a loss if the originated loan defaults on its first payment to RCS, which is generally 16 days following the loan’s origination date. A material increase in first payment defaults for RCS installment loans would result in a material increase in these loans being sold at a loss. Such an increase could have a material adverse impact on the program, and if such losses persisted for an extended period of time, it could lead to the discontinuation of the underlying product.

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

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, declining mortgage demand, and a rising interest rate environment. With the rise of inflation during the latter half of 2021, the FOMC has signaled a more aggressive and hawkish approach to its monetary policies over the next few years. Included in its expected actions is raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s signaling of these actions caused market interest rates for U.S. Treasury bonds and mortgages to begin to rise rapidly during the last quarter of 2021 and the first few weeks of 2022. With the rise in mortgage rates, mortgage refinance activity began to slow dramatically late in the fourth quarter of 2021, and as a result, Warehouse usage began to decline significantly. Further monetary tightening by the FOMC in 2022 will likely further decrease mortgage demand and Warehouse line usage. In addition, a decrease in usage across the Warehouse industry could also cause competitive pricing pressure on the Bank to lower its pricing to its Warehouse clients in order to maintain higher volumes.

The Bank will likely experience decreased earnings on its Warehouse lines of credit during 2022 due to expected rising market interest rates and strong industry competition and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

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

Mortgage Banking revenue will likely decline due to declining mortgage demand resulting from a rising interest rate environment, which will also lead to more intense industry competition for a shrinking mortgage market. Mortgage Banking is a significant operating segment of the Company. With the rise of inflation during the latter half of 2021, the FOMC has signaled a more aggressive and hawkish approach to its monetary policies over the next few years. Included in its expected actions is raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s signaling of these actions caused market interest rates for treasury bonds and mortgages to begin to rise rapidly during the last quarter of 2021 and the first few weeks of 2022. With the rise in mortgage rates, mortgage refinance activity began to slow dramatically late in the fourth quarter of 2021, and as a result, mortgage origination volume began to decline significantly. Further monetary tightening by the FOMC in 2022 will likely further decrease mortgage demand. In addition, a decrease in mortgage demand across the mortgage industry could also cause competitive pricing pressure on the Bank to lower its mortgage pricing to maintain its volumes for a shrinking market, further causing its cash gains-as-a-percentage-of-loans-sold to decline.

The Bank will likely experience decreased Mortgage Banking revenue during 2022 due to expected rising market interest rates and strong industry competition and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

Loans originated through the Bank’s Consumer Direct channel will subject the Bank to credit and regulatory risks that the Bank does not have through its historical origination channels. The dollar volume of loans originated through the Bank’s Consumer Direct channel is expected to be increasingly out-of-market. Loans originated out of the Bank’s market footprint inherently carry additional credit and regulatory risk, as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans. Failure to appropriately identify the end-borrower for such loans could lead to fraud losses. Failure to appropriately identify the end-borrower could also result in regulatory sanctions resulting from failure to comply with various customer identification regulations. Failure to appropriately manage these additional risks could lead to additional regulatory and compliance risks and burdens and reduced profitability and/or operating losses through this origination channel.

The Bank is highly dependent upon programs administered by Freddie Mac and Fannie Mae. Changes in existing U.S. government-sponsored mortgage programs or servicing eligibility standards could materially and adversely affect its business, financial position, results of operations, and cash flows. The Bank’s ability to generate revenues through mortgage loan sales to institutional investors depends significantly on programs administered by Freddie Mac and Fannie Mae. These entities play powerful roles in the residential mortgage industry, and the Bank has significant business relationships with them. The Bank’s status as an approved seller/servicer for both is subject to compliance with their selling and servicing guides.

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

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

Mortgage Banking activities could be adversely impacted by increasing or stagnant long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees, and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in market interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. A decline in demand for Mortgage Banking products resulting from rising interest rates could also adversely impact other programs/products such as home equity lending, title insurance commissions, and service charges on deposit accounts.

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

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits, brokered deposits, and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited, or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market-leading interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates may have an adverse impact on the Company’s net interest income and overall results of operations.

The planned discontinuance of LIBOR presents risks to the Company because the Bank uses LIBOR as a reference rate for a material portion of its financial instruments. In July 2017, the FCA, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. In compliance with regulatory guidance, the Bank discontinued referencing LIBOR for new financial instruments during 2021 and chose SOFR to be its primary alternative reference rate for most transaction types upon the discontinuance or unavailability of LIBOR.

Risks associated with the Bank’s transition from LIBOR to SOFR or other alternative reference rates include the following:

●	SOFR is viewed as a near risk free rate because it is derived from rates on overnight U.S. Treasury repurchase transactions. These transactions are essentially overnight loans secured by U.S. Treasury securities, thus practically risk free. Changing to

SOFR or a similar rate could result in a value transfer between contracting parties to instruments originally based on LIBOR. Historically, in periods of economic or financial industry stress, near risk free rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to near risk free rates, reflecting increased uncertainty regarding the credit-worthiness of banks. Accordingly, assuming that SOFR will behave like its historical equivalents, an instrument that transitions from LIBOR to SOFR may not yield identical economic outcomes for each contracting party to an instrument had the instrument continued to reference LIBOR. Similarly, SOFR, because it is near risk free, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, certain industry recommended LIBOR fallback provisions include a concept of an adjustment spread that is applied when a LIBOR-based contract transitions to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread will be based on a historical median, it is likely that the adjustment spread may not reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.

Any value transfer could be financially adverse to the Bank or to its counterparties. Repercussions from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by the Bank, and amounts received and paid on derivative instruments the Bank has contracted. Any theoretical benefit to the Bank could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied clients or counterparties, resulting in loss of business. As a result, over the life of a transaction that transitions from LIBOR to a new reference rate, the Bank’s obligations to its counterparties or vice versa and the yield the Bank contractually receives or pays may change from that which would have resulted from a continuation of LIBOR.

●	As of December 31, 2021, approximately $445 million of Bank loans were indexed to LIBOR and scheduled to mature after June 30, 2023. Contractual fallback/transition language within these LIBOR-based contracts may be deemed ambiguous or inadequate and may result in litigation, and in some cases may involve concession on the Bank’s part that has the effect of reducing the value of the instrument to the Bank.

Additionally, the Bank’s LIBOR-based interest rate derivative contracts executed prior to January 25, 2021 may not include adequate “fallback” language to use alternative indexes and margins when LIBOR ceases. In response, the industry trade group for derivatives, ISDA, published a protocol pursuant to which industry participants can agree with any other industry participant that adheres to the protocol to include ISDA’s new LIBOR fallback provisions into legacy derivatives contracts. Although the Bank has adhered to the ISDA protocol, it is possible that many “end users” of swaps, i.e., Bank loan clients who have hedged their interest rate payment obligations, may not adhere. In addition, there are differences between the new ISDA fallback provisions and the fallback provisions that have been proposed for loans, which differences could result in a mismatch between the reference rate or other economics in Bank borrowers’ legacy derivative contracts and their loans for which such derivative contracts are intended as a hedge. For these end-user counterparties, one-on-one negotiation with each counterparty will be necessary in order to amend legacy swaps to adequately address LIBOR cessation. If the Bank is unable to agree to appropriate LIBOR cessation provisions with these swap counterparties, there will be uncertainty as to how to value and effect the Bank’s rights and obligations under its legacy swap contracts. Although legislative solutions to address LIBOR cessation in derivative contracts have been proposed, there is no assurance such solutions will be implemented, and the Bank may seek to negotiate with impacted counterparties or, if not possible, effect reference rate transition through other means. Addressing transition under these circumstances may be challenging or ineffective, could result in litigation, and in some cases may involve concession on the Bank’s part that has the effect of reducing the value of the instrument to the Bank.

●	Transitioning from LIBOR to alternative indexes may result in operational errors during the transition such that the replacement index is not applied in a timely manner or is incorrectly applied. This is particularly true given the volume of contracts that will require transition, the variety of potential approaches to transition, and the possible short duration of the transition period.

It is also possible that LIBOR quotes will become unavailable prior to the currently anticipated cessation date. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. These risks may also be increased due to the shorter time for preparing for the transition.

The Bank’s failure to successfully implement the transition from LIBOR to alternative indexes could result in reduced interest income on its loans that reprice with LIBOR, and/or increased regulatory scrutiny and actions by regulators, including fines and other supervisory sanctions.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to several factors, including those discussed below. The market price of the Company’s common stock has fluctuated significantly in the past and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of the Company’s common stock to fluctuate include:

●	Variations in the Company’s and its competitors’ operating results;
●	Actual or anticipated quarterly or annual fluctuations in operating results, cash flows, and financial condition;
●	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Bank or other financial institutions;
●	Announcements by the Company or its competitors of mergers, acquisitions, and strategic partnerships;
●	Additions or departure of key personnel;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations;
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations;
●	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur;
●	General conditions in the financial markets and real estate markets in particular, developments related to market conditions for the financial services industry;
●	Domestic and international economic factors unrelated to the Company’s performance;

●	Developments related to litigation or threatened litigation;
●	The presence or absence of short selling of the Company’s common stock; and,
●	Future sales of the Company’s common stock or debt securities.

In addition, the stock market, in general, has historically experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows, and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance, and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

The Company’s insiders hold voting rights that give them significant control over matters requiring stockholder approval. The Company’s Executive Chair/CEO and Vice Chair hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to stockholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions, sales of assets, and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other stockholders’ ability to influence Company actions through their vote may be limited and the non-insider stockholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority stockholders may not vote their shares in accordance with minority stockholder interests.

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

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition. All service offerings, including current offerings and those that may be provided in the future, may become riskier due to changes in economic, competitive, and market conditions beyond the Company’s control.

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

BANK OWNED LIFE INSURANCE

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. As of December 31, 2021, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

ACCOUNTING POLICIES/ESTIMATES

The Company’s accounting policies and estimates are critical components of the Company’s presentation of its financial statements. Management must exercise judgment in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different from amounts previously estimated. Management has identified certain accounting policies and estimates as being critical to the presentation of the Company’s financial statements. These policies are described in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Critical Accounting Policies and Estimates.” The Company’s management must exercise judgment in selecting and applying many accounting policies and methods to comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results. In some cases, management may select an accounting policy that might be reasonable under the circumstances yet might result in the Company’s reporting different results than would have been reported under a different alternative. Materially different amounts could be reported under different conditions or using different assumptions or estimates.

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2021 as of September 30, 2021. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which could materially, adversely affect its results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s executive offices, principal support and operational functions are located at 601 West Market Street in Louisville, Kentucky. As of December 31, 2021, Republic had 28 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, two banking centers in Tennessee, and two banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	42,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	6,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	3,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	3,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	80,000	L(1)

(1)	Locations are leased from partnerships in which the Company’s Executive Chair and Chief Executive Officer, Steven E. Trager, its Vice Chair and President, A. Scott Trager, or family members of Steven E. Trager and A. Scott Trager, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6 “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

Item 3. Legal Proceedings.

See Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” for discussion regarding the cancelled sale of the TRS business and associated litigation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock, however, the Company’s Class B Common Stock is fully convertible into the Company’s publicly-traded Class A Common Stock on a one-for-one basis.

The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 14 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2021, the trustee held 250,293 shares of Class A Common Stock and 1,215 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2021 are included in the following table:

			Total Number of	Additional	Maximum Number
			Shares Purchased	Shares	of Shares that May
			as Part of Publicly	Authorized	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs	or Programs

October 1 - October 31	—	$—	—	—	251,248
November 1 - November 30	164,400	55.06	164,400	250,000	336,848
December 1 - December 31	66,520	53.69	66,520	—	270,328
Total	230,920	$54.67	230,920	250,000	270,328

During 2021, the Company repurchased 979,672 shares. In addition, in connection with employee stock awards, there were 44,720 shares withheld upon exercise of stock options to satisfy the withholding taxes and exercise price. During 2011, the Company’s Board of Directors amended its existing share repurchase program by approving the repurchase of 300,000 additional shares from time to time, as market conditions are deemed attractive to the Company. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares. On November 17, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 250,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2021, the Company had 270,328 shares which could be repurchased under its current share repurchase programs.

During 2021, there were approximately 34,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933.

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

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the NASDAQ Bank Stocks Index and the S&P 500 Index. The graph covers the period beginning December 31, 2016 and ending December 31, 2021. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the NASDAQ Bank Index and the S&P 500 Index on December 31, 2016. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2017	2018	2019	2020	2021

Republic Class A
Common Stock (RBCAA)	$100.00	$98.45	$102.56	$126.88	$101.28	$146.38
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
SNL Bank NASDAQ Index	100.00	118.59	97.58	132.84	119.14	164.80

Item 6. [Reserved]

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID-19 pandemic on the Company’s operations and credit losses;
●	the ability of borrowers who received COVID-19 loan accommodations to resume repaying their loans upon maturity of such accommodations;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;

●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

Accounting Standards Updates

For disclosure regarding the impact to the Company’s financial statements of ASUs, see Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

Selected Financial Data

The following table sets forth Republic Bancorp Inc.’s selected financial data from 2019 through 2021. This information should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data.” Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

	As of and for the Years Ended December 31,
(in thousands)	2021	2020	2019

Balance Sheet Data:

Cash and cash equivalents	$756,971	$485,587	$385,303
Investment securities	542,045	580,270	537,074
Loans held for sale	52,077	51,643	31,468
Gross loans	4,496,562	4,813,103	4,433,151
Allowance for credit losses	(64,577)	(61,067)	(43,351)
Right-of-use assets	38,825	43,345	35,206
Goodwill	16,300	16,300	16,300
Bank owned life insurance	99,161	68,018	66,433
Total assets	6,093,632	6,168,325	5,620,319
Noninterest-bearing deposits	1,990,781	1,890,416	1,033,379
Interest-bearing deposits	2,849,637	2,842,765	2,752,629
Total deposits	4,840,418	4,733,181	3,786,008
Securities sold under agreements to repurchase and other short-term borrowings	290,967	211,026	167,617
Operating lease liabilities	39,672	44,340	36,530
Federal Home Loan Bank advances	25,000	235,000	750,000
Subordinated note	—	41,240	41,240
Total liabilities	5,259,400	5,345,002	4,856,075
Total stockholders’ equity	834,232	823,323	764,244

Average Balance Sheet Data:

Federal funds sold and other interest-earning deposits	$806,811	$283,151	$260,131
Investment securities, including FHLB stock	555,599	584,300	564,631
Gross loans, including loans held for sale	4,519,277	4,796,841	4,470,347
Allowance for credit losses	(66,481)	(60,008)	(50,624)
Total assets	6,301,905	6,011,865	5,577,643
Noninterest-bearing deposits	2,129,452	1,672,442	1,120,608
Interest-bearing deposits	2,923,497	2,913,486	2,755,946
Total interest-bearing liabilities	3,215,138	3,415,231	3,629,682
Total stockholders’ equity	844,871	802,726	734,281

Income Statement Data - Total Company:

Total interest income	$226,260	$252,258	$280,883
Total interest expense	5,666	19,943	44,757
Net interest income	220,594	232,315	236,126
Provision for expected credit loss expense	14,808	31,278	25,758
Total noninterest income	86,859	87,053	75,008
Total noninterest expense	182,304	185,457	172,183
Income before income tax expense	110,341	102,633	113,193
Income tax expense	23,552	19,387	21,494
Net income	86,789	83,246	91,699

Income Statement Data - Core Bank (1):

Total interest income	$188,489	$203,717	$223,914
Total interest expense	4,941	17,017	39,340
Net interest income	183,548	186,700	184,574
Provision for expected credit loss expense	(319)	16,870	3,066
Total noninterest income	51,734	59,378	48,219
Total noninterest expense	161,942	164,208	153,051
Income before income tax expense	73,659	65,000	76,676
Income tax expense	14,603	10,852	13,223
Net income	59,056	54,148	63,453

(continued)

Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(in thousands, except per share data, FTEs and # of banking centers)	2021	2020	2019

Per Share Data:

Basic weighted average shares outstanding	20,675	21,039	21,023
Diluted weighted average shares outstanding	20,757	21,069	21,135
Period-end shares outstanding:
Class A Common Stock	17,816	18,697	18,737
Class B Common Stock	2,165	2,199	2,206
Basic earnings per share:
Class A Common Stock	$4.25	$4.00	$4.41
Class B Common Stock	3.87	3.64	4.01
Diluted earnings per share:
Class A Common Stock	$4.24	$3.99	$4.39
Class B Common Stock	3.85	3.63	3.99
Cash dividends declared per share:
Class A Common Stock	$1.232	$1.144	$1.056
Class B Common Stock	1.120	1.040	0.960

Market value per share at December 31,	$50.84	$36.07	$46.80
Book value per share at December 31, (2)	41.75	39.40	36.49
Tangible book value per share at December 31, (2)	40.48	38.27	35.41

Performance Ratios:

Return on average assets	1.38%	1.38%	1.64%
Return on average equity	10.27	10.37	12.49
Efficiency ratio (3)	59	58	57
Yield on average interest-earning assets	3.85	4.45	5.30
Cost of average interest-bearing liabilities	0.18	0.58	1.23
Cost of average deposits (4)	0.10	0.33	0.75
Net interest spread	3.67	3.87	4.07
Net interest margin - Total Company	3.75	4.10	4.46
Net interest margin - Core Bank	3.20	3.39	3.61

Capital Ratios - Total Company:

Average stockholders’ equity to average total assets	13.41%	13.35%	13.16%
Total risk-based capital	17.47	18.52	17.01
Common equity tier 1 capital	16.37	16.61	15.29
Tier 1 risk-based capital	16.37	17.43	16.11
Tier 1 leverage capital	13.35	13.70	13.93
Dividend payout ratio	29	29	24
Dividend yield	2.42	3.17	2.26

Other Information:

Period-end FTEs (5) - Total Company	1,045	1,094	1,080
Period-end FTEs - Core Bank	958	997	997
Number of banking centers	42	42	41

(continued)

Selected Financial Data (continued)

	As of and for the Years Ended December 31,
(dollars in thousands)	2021	2020	2019

Credit Quality Data and Ratios:

Credit Quality Asset Balances:

Nonperforming Assets - Total Company:
Loans on nonaccrual status	$20,504	$23,548	$23,332
Loans past due 90-days-or-more and still on accrual	48	47	157
Total nonperforming loans	20,552	23,595	23,489
Other real estate owned	1,792	2,499	113
Total nonperforming assets	$22,344	$26,094	$23,602

Nonperforming Assets - Core Bank (1):
Loans on nonaccrual status	$20,504	$23,548	$23,332
Loans past due 90-days-or-more and still on accrual	1	5	—
Total nonperforming loans	20,505	23,553	23,332
Other real estate owned	1,792	2,499	113
Total nonperforming assets	$22,297	$26,052	$23,445

Delinquent loans:
Delinquent loans - Core Bank	$7,430	$9,713	$13,042
Delinquent loans - RPG (6)	6,035	10,234	7,762
Total delinquent loans - Total Company	$13,465	$19,947	$20,804

Credit Quality Ratios - Total Company:

ACLL to total loans	1.44%	1.27%	0.98%
Nonaccrual loans to total loans	0.46	0.49	0.53
ACLL to nonaccrual loans	315	259	186
Nonperforming loans to total loans	0.46	0.49	0.53
Nonperforming assets to total loans (including OREO)	0.50	0.54	0.53
Nonperforming assets to total assets	0.37	0.42	0.42
ACLL to nonperforming loans	314	259	185
Delinquent loans to total loans (7)	0.30	0.41	0.47
Net loan charge-offs to average loans	0.25	0.42	0.61

Credit Quality Ratios - Core Bank:

ACLL to total loans	1.18%	1.11%	0.70%
Nonaccrual loans to total loans	0.47	0.50	0.54
ACLL to nonaccrual loans	251	221	129
Nonperforming loans to total loans	0.47	0.50	0.54
Nonperforming assets to total loans (including OREO)	0.51	0.56	0.54
Nonperforming assets to total assets	0.40	0.45	0.43
ACLL to nonperforming loans	251	221	129
Delinquent loans to total loans	0.17	0.21	0.30
Net charge-offs to average loans	0.01	0.03	0.11

(1)	“Core Bank” or “Core Banking” operations consist of the Traditional Banking, Warehouse Lending, and Mortgage Banking segments.

See Footnote 25 “Segment Information” under Part II Item 8 “Financial Statements and Supplemental Data” for additional information regarding the segments that constitute the Company’s Core Banking operations.

Selected Financial Data (continued)

(2)	The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity in accordance with applicable regulatory requirements, a non-GAAP measure. The Company provides the tangible book value per share, another non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate capital adequacy.

Years Ended December 31, (dollars in thousands)	2021	2020	2019
Total stockholders' equity - GAAP (a)	$834,232	$823,323	$764,244
Less: Goodwill	16,300	16,300	16,300
Less: Mortgage servicing rights	9,196	7,095	5,888
Less: Core deposit intangible	—	189	469
Tangible stockholders' equity - Non-GAAP (c)	$808,736	$799,739	$741,587

Total assets - GAAP (b)	$6,093,632	$6,168,325	$5,620,319
Less: Goodwill	16,300	16,300	16,300
Less: Mortgage servicing rights	9,196	7,095	5,888
Less: Core deposit intangible	—	189	469
Tangible assets - Non-GAAP (d)	$6,068,136	$6,144,741	$5,597,662

Total stockholders' equity to total assets - GAAP (a/b)	13.69%	13.35%	13.60%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	13.33%	13.02%	13.25%

Number of shares outstanding (e)	19,981	20,896	20,943

Book value per share - GAAP (a/e)	$41.75	$39.40	$36.49
Tangible book value per share - Non-GAAP (c/e)	40.48	38.27	35.41

(3)	The efficiency ratio, a non-GAAP measure with no GAAP comparable, equals total noninterest expense divided by the sum of net interest income and noninterest income. The ratio excludes net gains (losses) on sales, calls, and impairment of investment securities, if applicable, and the Company’s net gain from its November 2019 branch divestiture.

Years Ended December 31, (dollars in thousands)	2021	2020	2019
Net interest income - GAAP	$220,594	$232,315	$236,126
Noninterest income - GAAP	86,859	87,053	75,008
Less: Net gain on branch divestiture	—	—	7,829
Less: Net gain (loss) on securities	(69)	49	78
Total adjusted income - Non-GAAP (a)	$307,522	$319,319	$303,227

Noninterest expense - GAAP (b)	$182,304	$185,457	$172,183

Efficiency Ratio - Non-GAAP (b/a)	59%	58%	57%

(4)	The cost of average deposits ratio equals total interest expense on deposits divided by total average interest-bearing deposits plus total average noninterest-bearing deposits.

(5)	FTEs – Full-time-equivalent employees.

(6)	RPG operations consist of the TRS and RCS segments.

(7)	The delinquent loans to total loans ratio equals loans 30-days-or-more past due divided by total loans. Depending on loan class, loan delinquency is determined by the number of days or the number of payments past due.

Critical Accounting Estimates

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective, and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates relate to the following:

ACLL and Provision — As of December 31, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly, and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data.”

Management’s Evaluation of the ACLL

Management evaluates the ACLL for its Core Banking operations separately from its non-traditional RPG operations. Core Banking operations consist of the Company’s Traditional Banking, Warehouse, and Mortgage Banking segments. RPG operations consist of the Company’s TRS and RCS segments.

Prior to January 1, 2020, under the probable-incurred standard, management conducted two annual calculations to evaluate the reasonableness of its Core Bank ACLL:

●	an absorption rate, which considered annual net loan losses for the year just ended as a percent of the beginning-of-the-year ACLL; and
●	an exhaustion rate, which calculated how many years of charge-offs the beginning-of-year ACLL could withstand based on gross charge-offs for the year just ended.

Management considered these historic absorption and exhaustion formulas less meaningful as of December 31, 2021 and 2020 because of its January 1, 2020 CECL adoption and because Core Bank loan losses were substantially restrained during 2021 and 2020 by pandemic-related financial relief provided to borrowers.

Management evaluated the reasonableness of its Core Bank ACLL as of December 31, 2021 and 2020 by evaluating modified absorption and exhaustion rates that account for CECL life-of-loan considerations and the economic hardship and uncertainty brought about by the COVID-19 pandemic. The modified absorption rate considered total Core Bank net loan losses from 2008 to 2013 as a percent of the end-of-year Core Bank ACLL. The modified exhaustion rate considered how many years of gross Core Bank loan charge-offs the end-of-year Core Bank ACLL could withstand based on average annual net Core Bank loan losses from 2008 to 2013. The years 2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses relative to an average year of loan losses for the Core Bank. Management believes Core Bank losses from 2008 to 2013 are more representative of current economic conditions than more recent years just prior to the onset of the COVID-19 pandemic.

As of December 31, 2021, the weighted average term of the Core Bank loan portfolio was approximately five years, with this term adjusted to approximately six years after exclusion of the Bank’s short-term/government-guaranteed PPP portfolio and the Bank’s short-term Warehouse portfolio. The Core Bank’s modified absorption rate was 85% and its modified exhaustion rate was approximately 6.0 years as of December 31, 2021. Management considers these rates reasonable under current economic conditions. The table below reflects the Core Bank’s modified and standard exhaustion and absorption rates for each of the last three years:

Years Ended December 31,	2021		2020		2019

Core Bank:

Modified Exhaustion Rate (end-of-year ACLL / median annual charge-offs from 2008 to 2013)	6.01	Yrs.	6.07	Yrs.	3.50	Yrs.

Standard Exhaustion Rate (beginning-of-year ACLL / charge-offs for year)	35.69	Yrs.	13.27	Yrs.	5.52	Yrs.

Modified Absorption Rate (total net charge-offs from 2008 to 2013 / end-of-year ACLL)	85%		84%		146%

Standard Absorption Rate (net charge-offs for the year / beginning-of-year ACLL)	1%		4%		15%

Based on management’s evaluation, a Core Bank ACLL of $52 million, or 1.18% of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2021 and resulted in Core Banking Provision for its loans of a net credit of $319,000 during 2021. This compares to an ACLL of $52 million as of December 31, 2020 and a loan Provision of $16.9 million for 2020. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL as of December 31, 2021 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90%-95% of the balances within three days of loan origination, and retains a 5%-10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

As of December 31, 2021, management only evaluated the ACLL on its active RCS products that had incurred meaningful losses since their inception, which were its line-of-credit products. Due to the general short-term nature of these products, management utilized its traditional absorption and exhaustion calculations using 2021 net charge-offs with the beginning-of-the-year ACLL. The absorption and exhaustion rates were 32% and 2.8 years, respectively, both of which were considered reasonable.

RPG maintained an ACLL for all the loan products held at amortized cost and offered through its RCS segment as of December 31, 2021, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2021, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolios to as high as 48.96% for its line-of-credit portfolios. A lower reserve percentage was provided for RCS’s healthcare receivables as of December 31, 2021, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an ACLL of $13.0 million, or 9.1%, of total RPG loans was an adequate estimate of expected losses within the RPG portfolio as of December 31, 2021.

RPG’s TRS segment offered its EA tax-credit product during the first two months of 2021, 2020, and 2019. An ACLL for losses on EAs is estimated during the limited, short-term period the product is offered. EAs were repaid, on average, within 32 days of origination during 2021. Provisions for EA losses are estimated when advances are made during the first quarter of each year and adjusted to actual net charge-offs as of June 30th of each year. No ACLL for EAs existed as of December 31, 2021 and 2020, as all EAs originated during the first two months of each year had either been paid off or charged-off by June 30th of each year.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the EA’s product parameters. Further changes in EA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the EA and therefore on the Company’s financial condition and results of operations.

See additional discussion regarding the EA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

RPG recorded a net charge of $15.1 million, $14.4 million, and $22.7 million to the Provision during 2021, 2020, and 2019, with the Provision for each year primarily due to net losses on EAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on EAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

Cancelled TRS Sale Transaction

See Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data” for discussion regarding the cancelled sale of the TRS business and associated litigation.

In connection with the litigation the Bank filed in Delaware Chancery court, the Bank concluded that the Sale Transaction would not be consummated, and on January 7, 2022, the Bank served Green Dot with a formal notice of termination of the Purchase Agreement pursuant to Section 7.1(c) of the Purchase Agreement. In response to the formal notice of termination, Green Dot paid the Termination Fee of $5 million to the Bank during the first quarter of 2022 pursuant to Section 7.2(b) of the Purchase Agreement. As provided by Section 7.2(a) of the Purchase Agreement, the Bank maintains that the Bank’s notice of termination of the Purchase Agreement and corresponding payment of the Termination Fee does not release Green Dot from any liability, in addition to the Termination Fee, related to the Sale Transaction occurring before the Bank’s notice of termination. The Bank believes that Green Dot’s actions have adversely affected the TRS operations, and the Bank is currently determining the extent of its damages. The Bank will continue to seek the additional monetary damages and equitable relief arising from Green Dot’s actions in the litigation before the Court.

OVERVIEW

Total Company net income was $86.8 million and Diluted EPS was $4.24 for 2021, compared to net income of $83.2 million and Diluted EPS of $3.99 for 2020. Table 1 below presents Republic’s financial performance for the years ended December 31, 2021, 2020, and 2019:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2021	2020	2019	2021/2020	2020/2019

Income before income tax expense	$110,341	$102,633	$113,193	8%	(9)%
Net income	86,789	83,246	91,699	4	(9)
Diluted EPS of Class A Common Stock	4.24	3.99	4.39	6	(9)
ROA	1.38%	1.38%	1.64%	—	(16)
ROE	10.27	10.37	12.49	(1)	(17)

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2021 consisted of the following:

Traditional Banking segment

●	Traditional Banking net income increased $15.7 million or 78%.

●	Driven primarily by net interest margin compression, which was partially offset by higher PPP loan fee revenue, net interest income decreased $2.1 million, or 1%, to $157.2 million during 2021. The Traditional Banking net interest margin decreased 24 basis points from 2020 to 2021 to 3.18%.

●	Provision decreased $16.3 million to a credit of $38,000 for 2021 compared to a charge of $16.3 million for 2020.

●	Noninterest income increased $4.1 million, or 15% during 2021.

●	Noninterest expense decreased $3.7 million, or 2% during 2021.

●	Gross Traditional Bank loans decreased by $214 million, or 6% from December 31, 2020 to December 31, 2021, driven primarily by a $336 million decrease in PPP loans.

●	Traditional Bank period-end deposits grew $58 million, or 1%, from December 31, 2020 to December 31, 2021.

●	Total nonperforming Traditional Bank loans to total Traditional Bank loans was 0.59% as of December 31, 2021 compared to 0.63% as of December 31, 2020.

●	Delinquent Traditional Bank loans to total Traditional Bank loans was 0.21% as of December 31, 2021 compared to 0.26% as of December 31, 2020.

Warehouse Lending segment

●	Warehouse net income increased $124,000, or 1%, over 2020 to $16.4 million during 2021.

●	Warehouse net interest income decreased $739,000, from 2020 while its net interest margin increased to 3.37%, an 18 basis point rise from 2020 to 2021.

●	The Warehouse Provision was a net credit of $281,000 for 2021 compared to net charge of $613,000 for 2020.

●	Average committed Warehouse lines increased to $1.4 billion during 2021 from $1.2 billion during 2020.

●	Average line usage was 53% during 2021 and 66% during 2020.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $11.9 million, or 37%, from 2020 to 2021.

●	Overall, Republic’s sales of secondary market loans totaled $718 million during 2021 compared to $788 million during the same period in 2020, with the Company’s net cash gain recognized as a percent of total loans sold decreasing to 3.22% in 2021 from 3.64% in 2020.

Tax Refund Solutions segment

●	TRS net income increased $902,000, or 8%, from 2020 to 2021.

●	TRS net interest income decreased $7.1 million, or 31%, from 2020 to 2021.

●	Total EA originations were $250 million for 2021 compared to $388 million for 2020.

●	The TRS Provision was $6.7 million for 2021, compared to $13.2 million for 2020.

●	Noninterest income was $23.8 million for 2021 compared to $22.8 million for 2020.

●	Net RT revenue decreased $49,000, or less than 1%, from 2020 to 2021.

●	Noninterest expense was $16.3 million for 2021 compared to $17.5 million for 2020.

Republic Credit Solutions segment

●	RCS net income decreased $2.3 million, or 13%, from 2020 to 2021.

●	RCS net interest income decreased $1.4 million, or 6%, from 2020 to 2021.

●	The RCS Provision was $8.4 million for 2021 compared to $1.2 million for 2020.

●	Noninterest income was $11.4 million for 2021 compared to $4.9 million for 2020.

●	Noninterest expense increased $283,000, or 8%, during 2021.

●	Total nonperforming RCS loans to total RCS loans was 0.05% as of December 31, 2021 compared to 0.04% as of December 31, 2020.

●	Delinquent RCS loans to total RCS loans was 6.48% as of December 31, 2021 compared to 9.23% as of December 31, 2020.

RESULTS OF OPERATIONS

This section provides a comparative discussion of Republic’s Results of Operations for the two-year period ended December 31, 2021, unless otherwise specified. Refer to Results of Operations on pages 52-61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) for a discussion of the 2020 versus 2019 results.

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended lower with the onset of the COVID-19 pandemic during 2020, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. With the rise of inflation during the latter half of 2021, the FOMC has signaled a more aggressive and hawkish approach to its monetary policies over the next few years. Included in its expected actions is raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s signaling of these actions caused long-term market interest rates for bonds and loans to begin to rise rapidly during the last quarter of 2021 and the first few weeks of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during 2022 and beyond. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

For additional information on the potential future effect of changes in short-term interest rates on Republic’s net interest income, see the table titled “Bank Interest Rate Sensitivity as of December 31, 2021 and 2020” under “Financial Condition.”

Total Company net interest income decreased $11.7 million, or 5%, during 2021 compared to the same period in 2020. Total Company net interest margin decreased to 3.75% during 2021 compared to 4.10% in 2020.

The most significant components affecting the total Company’s net interest income and net interest margin by reportable segment follow:

Traditional Banking segment

The Traditional Banking segment’s net interest income decreased $2.1 million, or 1%, during 2021 compared to 2020. The Traditional Banking net interest margin decreased to 3.18% for 2021 compared to 3.42% for 2020.

The following factors primarily impacted the Traditional Bank’s net interest income and net interest margin during 2021:

●	Traditional Bank net interest income, excluding PPP fees and interest, decreased $10.0 million, or 7%, from 2020, as the Traditional Bank’s net interest margin, excluding PPP loans and related fees and interest, declined from 3.41% for 2020 to 2.92% for 2021. The decline in the net interest margin was substantially driven by a 77-basis point decline in the Traditional Bank’s yield on its average non-PPP interest-earning assets from 2020 to 2021, as the majority of the Traditional Bank’s growth in interest-earning assets during the previous 12 months was in lower-yielding cash or cash equivalents instead of loans.

●	Partially offsetting the Traditional Bank’s net interest margin compression, the Traditional Bank recognized $20.0 million of fees and interest on its PPP portfolio during 2021 compared to $12.2 million of similar income during 2020. The $7.8 million increase in PPP fees and interest was driven significantly by the forgiveness, payoff, and paydown of $553 million of PPP loans during 2021 compared to similar forgiveness, payoff, and paydowns of $127 million in 2020.

As of December 31, 2021, net PPP loans of $56 million remained on the Traditional Bank’s balance sheet, including $15 million in loan balances originated during 2020, $42 million in loan balances originated during 2021, and $1 million of unaccreted PPP fees reported as a credit offset to these originated balances. Unaccreted PPP fees will generally be recognized into income over the estimated remaining life of the PPP portfolio, with fee recognition accelerated if loans are forgiven or repaid earlier than estimated.

The Company earns fees and a coupon interest rate of 1.0% on its PPP portfolio. Due to the short-term nature of the PPP, management believes Traditional Bank net interest income, excluding PPP fees and coupon interest, is a more appropriate measure to analyze the challenges within the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin, excluding PPP fees and interest, a non-GAAP measure.

Table 2 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Years Ended Dec. 31,				Years Ended Dec. 31,				Years Ended Dec. 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change	2021	2020	% Change

Traditional Banking - GAAP	$157,249	$159,381	$(2,132)	(1)%	$4,945,316	$4,654,315	$291,001	6%	3.18%	3.42%	(0.24)%
Less: Impact of PPP fees and interest	20,029	12,178	7,851	64	246,451	341,704	(95,253)	(28)	0.26	0.01	0.25
Traditional Banking ex PPP fees and interest - non-GAAP	$137,220	$147,203	$(9,983)	(7)	$4,698,865	$4,312,611	$386,254	9	2.92	3.41	(0.49)

As previously disclosed, both short-term and long-term market interest rates are expected to increase during 2022 and beyond as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while additional decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

Increases in market interest rates, however, could have a negative impact on net interest income and net interest margin if the Traditional Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a flattening or inversion of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Traditional Bank’s net interest income and net interest margin. Variables which may impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness of the yield curve, future demand for the Traditional Bank’s financial products and the Traditional Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income decreased $739,000, or 3%, for 2021 compared to 2020. Average outstanding Warehouse balances decreased from $813 million during 2020 to $748 million during 2021, as falling mortgage rates during 2020 drove a surge in consumer refinance volume for Warehouse clients. Overall, committed Warehouse lines-of-credit grew from $1.2 billion in 2020 to $1.4 billion in 2021, while usage rates on those lines were 66% and 53%, respectively, during the same periods. In addition, the Warehouse net interest margin increased to 3.37% for 2021 compared to 3.19% for 2020, as many of the Bank’s Warehouse clients reached contractual interest rate floors on their lines-of-credit during the second quarter of 2021, preventing further declines in the segment’s loan yields, while the segment’s cost of funds continued to decline.

Market interest rates for treasury bonds and mortgages began to rise rapidly, however, during the last quarter of 2021 and the first few weeks of 2022. With the rise in mortgage rates, mortgage refinance activity began to slow dramatically late in the fourth quarter of 2021, and as a result, Warehouse usage began to decline, as well. This decline in usage, combined with competitive pricing pressures, caused the Warehouse net interest income and net interest margin to decline meaningfully during the fourth quarter of 2021. Additional monetary tightening by the FOMC in 2022 will likely further decrease mortgage demand and Warehouse line usage and increase competitive pressures to the Warehouse segment. These factors are expected to cause a further decline in net interest income and the net interest margin for the Warehouse segment during 2022. The exact amount of the decline in net interest income and net interest margin is unable to be predicted at this time.

Tax Refund Solutions segment

TRS’s net interest income decreased $7.1 million from 2020 to 2021. TRS’s EA product earned $13.2 million in interest income during 2021, a $6.4 million decrease from 2020 resulting primarily from a $138 million decrease in EA originations from period to period. Management believes that economic impact (stimulus) payments, pandemic health risks, and a two-week delay in the start to the 2021 tax season, all, in varying degrees, negatively impacted demand for its EA product during 2021.

See additional discussion regarding the EA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

Overall product demand for the TRS segment is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact demand for its Easy Advances. A rising interest rate environment, however, likely will impact the Company’s internal FTP benefit and FTP cost allocated to each of its business segments, which could impact the overall profitability of a business segment. The impact of rising interest rates to TRS could be positive or negative depending on the exact change in the internal FTP benefit and FTP cost assigned, as well as, the overall volume and mix of loans and deposits for the segment.

Republic Credit Solutions segment

RCS’s net interest income decreased $1.4 million, or 6%, from 2020 to 2021. The decrease was driven primarily by a decline in fee income from RCS’s LOC I product. Loan fees on this product, recorded as interest income on loans, decreased to $16.2 million during 2021 compared to $18.5 million during the same period in 2020 and accounted for 75% and 78% of all RCS interest income on loans during the periods. The decrease in loan fees was the direct result of a decline in balances for RCS’s LOC I product following a reduction of marketing for this product during the second and third quarters of 2020. While the marketing for this product was reinstated during the fourth quarter of 2020, management believes the ongoing impact of government stimulus payments continued to reduce demand for this product during the first six months of 2021. Demand for the product began returning closer to historical norms during the latter half of 2021.

Future loan fee income from RCS’s LOC I product will likely continue to be negatively impacted by the on-going COVID-19 pandemic and any related stimulus programs implemented by the federal government.

Overall product demand for the RCS segment is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact demand for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2022 will be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as, the overall volume and mix of loans it generates.

Table 3 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2021			2020			2019
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$806,811	$1,108	0.14%	$283,151	$911	0.32%	$260,131	$5,781	2.22%
Investment securities, including FHLB stock (1)	555,599	7,706	1.39	584,300	10,303	1.76	564,631	15,038	2.66
TRS Easy Advance loans (2)	26,283	13,202	50.23	38,843	19,671	50.64	33,931	19,114	56.33
RCS LOC products (2)	20,662	17,199	83.24	20,217	18,522	91.62	28,110	25,591	91.04
Other RPG loans (3) (7)	107,129	5,991	5.59	105,569	6,101	5.78	92,721	7,478	8.07
Outstanding Warehouse lines of credit (4) (7)	747,840	27,169	3.63	812,862	31,199	3.84	653,865	30,815	4.71
Paycheck Protection Program loans (5) (7)	246,451	20,029	8.13	341,704	12,178	3.56	—	—	—
All other Core Bank loans (6) (7)	3,370,912	133,856	3.97	3,477,646	153,373	4.41	3,661,720	177,066	4.84

Total interest-earning assets	5,881,687	226,260	3.85	5,664,292	252,258	4.45	5,295,109	280,883	5.30

Allowance for credit losses	(66,481)			(60,008)			(50,624)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	167,556			125,904			99,580
Premises and equipment, net	38,428			42,991			45,276
Bank owned life insurance	91,329			67,264			65,682
Other assets (1)	189,386			171,422			122,620
Total assets	$6,301,905			$6,011,865			$5,577,643

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,580,570	$361	0.02%	$1,291,980	$1,201	0.09%	$1,141,084	$5,626	0.49%
Money market accounts	784,777	385	0.05	739,524	1,930	0.26	772,854	7,477	0.97
Time deposits	300,784	3,625	1.21	400,704	7,868	1.96	409,301	8,254	2.02
Reciprocal money market and time deposits	226,503	644	0.28	274,725	1,776	0.65	207,126	2,739	1.32
Brokered deposits	30,863	24	0.08	206,553	2,314	1.12	225,581	5,039	2.23

Total interest-bearing deposits	2,923,497	5,039	0.17	2,913,486	15,089	0.52	2,755,946	29,135	1.06

SSUARs	231,430	63	0.03	204,797	177	0.09	236,883	1,211	0.51
Federal Reserve PPP Liquidity Facility	—	—	—	43,932	153	0.35	—	—	—
Federal Home Loan Bank advances	29,479	57	0.19	211,776	3,524	1.66	595,613	12,791	2.15
Subordinated note	30,732	507	1.65	41,240	1,000	2.42	41,240	1,620	3.93

Total interest-bearing liabilities	3,215,138	5,666	0.18	3,415,231	19,943	0.58	3,629,682	44,757	1.23

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,129,452			1,672,442			1,120,608
Other liabilities	112,444			121,466			93,072
Stockholders’ equity	844,871			802,726			734,281
Total liabilities and stockholders’ equity	$6,301,905			$6,011,865			$5,577,643

Net interest income		$220,594			$232,315			$236,126

Net interest spread			3.67%			3.87%			4.07%

Net interest margin			3.75%			4.10%			4.46%
(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $2.6 million, $1.4 million, and $1.4 million for 2021, 2020, and 2019.
(4)	Interest income includes loan fees of $3.1 million, $3.4 million, and $2.9 million for 2021, 2020, and 2019.
(5)	Interest income includes loan fees of $17.5 and $8.6 million for 2021 and 2020.
(6)	Interest income includes loan fees of $4.1 million, $3.4 million, and $5.4 million for 2021, 2020, and 2019.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 4 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2021			Year Ended December 31, 2020
	Compared to			Compared to
	Year Ended December 31, 2020			Year Ended December 31, 2019
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$197	$947	$(750)	$(4,870)	$471	$(5,341)
Investment securities, including FHLB stock	(2,597)	(486)	(2,111)	(4,735)	507	(5,242)
TRS Easy Advance loans*	(6,469)	(7,242)	773	557	(59)	616
RCS LOC products	(1,323)	401	(1,724)	(7,069)	(7,231)	162
Other RPG loans	(110)	89	(199)	(1,377)	939	(2,316)
Outstanding Warehouse lines of credit	(4,030)	(2,416)	(1,614)	384	6,704	(6,320)
Paycheck Protection Program loans	7,851	(4,172)	12,023	12,178	12,178	—
All other Core Bank loans	(19,517)	(4,597)	(14,920)	(23,693)	(8,616)	(15,077)
Net change in interest income	(25,998)	(17,476)	(8,522)	(28,625)	4,893	(33,518)

Interest expense:

Transaction accounts	(840)	222	(1,062)	(4,425)	659	(5,084)
Money market accounts	(1,545)	111	(1,656)	(5,547)	(309)	(5,238)
Time deposits	(4,243)	(1,665)	(2,578)	(386)	(172)	(214)
Reciprocal money market and time deposits	(1,132)	(270)	(862)	(963)	716	(1,679)
Brokered deposits	(2,290)	(1,093)	(1,197)	(2,725)	(394)	(2,331)
SSUARs	(114)	20	(134)	(1,034)	(144)	(890)
Federal Reserve PPP Liquidity Facility	(153)	(153)	—	153	153	—
Federal Home Loan Bank advances	(3,467)	(1,710)	(1,757)	(9,267)	(6,868)	(2,399)
Subordinated note	(493)	(219)	(274)	(620)	—	(620)
Net change in interest expense	(14,277)	(4,757)	(9,520)	(24,814)	(6,359)	(18,455)

Net change in net interest income	$(11,721)	$(12,719)	$998	$(3,811)	$11,252	$(15,063)

*Since interest income for Easy Advances is composed entirely of loan fees and EAs are only offered during the first two months of each year, volume and rate measurements for this product are based on total EAs originated instead of average EA balances during the period. EA originations totaled $250 million, $388 million, and $389 million for the years ended December 31, 2021, 2020, and 2019. The unannualized EA yield as a function of total EA originations was 5.28%, 5.07%, and 4.91% for the years ended December 31, 2021, 2020, and 2019.

Provision

The Company recorded a Provision of $14.8 million during 2021 compared to $31.3 million in 2020. The most significant components comprising the Company’s Provision by reportable segment follow:

Traditional Banking segment

The Traditional Banking Provision during 2021 was a net credit of $38,000 compared to a net charge of $16.3 million for 2020. An analysis of the Provision for 2021 compared to the same period in 2020 follows:

●	For 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited net charge-offs incurred by the Traditional Bank, with significant life-of-loan loss reserves recorded during 2020 following the onset of the pandemic. The net credit recorded during 2021 primarily included ACLL releases for the residential real estate, HELOC, and consumer portfolios offset by additional reserves through December 31, 2021 for certain Special Mention loans with continued signs of pandemic-related hardships.

●	During 2020, the Traditional Bank recorded $19.6 million of additional Provision due to the expected economic impact of the COVID-19 pandemic. Offsetting the increase in Provision due to the impact of the COVID-19 pandemic during 2020 was a reduction in Provision of $4.4 million consistent with a $274 million decrease in non-PPP Traditional Bank loan portfolio spot balances from December 31, 2019 to December 31, 2020.

As a percentage of total Traditional Bank loans, the Traditional Bank ACLL was 1.41% as of December 31, 2021 compared to 1.34% as of December 31, 2020. Traditional Bank ACLL to total non-PPP Traditional Bank loans, a non-GAAP measure, was 1.43% as of December 31, 2021 compared to 1.50% as of December 31, 2020. The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses as of December 31, 2021.

Due to the near risk-free nature of the Bank’s PPP portfolio, management believes Traditional Bank ACLL to total non-PPP Traditional Bank loans is a more appropriate measure to analyze the Traditional Bank’s ACLL adequacy. The following table reconciles Traditional Bank ACLL to total Traditional Bank loans to Traditional Bank ACLL to total non-PPP Traditional Bank loans, a non-GAAP measure.

Table 5 — Traditional Bank ACLL to Non-PPP Traditional Bank Loans (Non-GAAP)

	Years Ended December 31,
	2021			2020
			Allowance			Allowance
(dollars in thousands)	Gross Loans	Allowance	to Loans	Gross Loans	Allowance	to Loans

Traditional Bank - GAAP	$3,501,959	$49,407	1.41%	$3,715,649	$49,699	1.34%
Less: Paycheck Protection Program	56,014	—		392,319	—
Traditional Bank, Less PPP - non-GAAP	$3,445,945	$49,407	1.43	$3,323,330	$49,699	1.50

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired, and TDR loans.

Warehouse Lending segment

The Warehouse Provision was a net credit of $281,000 for 2021 compared to a net charge of $613,000 for 2020. Provision expense for both 2021 and 2020 reflected the changes in general reserves for fluctuations in outstanding balances during the periods. Outstanding Warehouse balances decreased $112 million during 2021 and increased $246 million during 2020.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of December 31, 2021 and 2020. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of December 31, 2021.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $6.7 million during 2021 compared to a net charge of $13.2 million in 2020.

TRS’s Provision for EA loan losses was $6.7 million, or 2.69% of its $250 million in EAs originated during 2021, compared to a Provision of $13.0 million, or 3.36% of its $388 million in EAs originated during 2020. The lower Provision during 2021 resulted from a $138 million decrease in EAs originated and better repayment rates on EA loans from the U.S. Treasury over those attained during 2020. Management believes that economic impact (stimulus) payments, pandemic health risks, and a two-week delay in the start to the 2021 tax season, all, in varying degrees, negatively impacted demand for its EA product during 2021. Management also believes the better repayment rates in 2021 as compared to 2020 were a result of the negative impact of the COVID-19 pandemic to the 2020 payments’ process. As of December 31, 2021 and 2020, all unpaid EAs originated during each year had been charged-off.

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a Provision of $8.4 million during 2021, an increase of $7.2 million compared to 2020. The increase in the Provision was driven by an increase in outstanding balances for RCS’s lines of credit during 2021 compared to a decrease in similar balances during 2020. The Company reduced marketing for its LOC I product during the second and third quarters of 2020 and reinstated such marketing during the fourth quarter of 2020. While management believes the ongoing impact of government stimulus payments continued to reduce demand for this product during the first six months of 2021, demand for the product began returning closer to historical norms during the latter half of 2021.

The Company began offering its LOC II product during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.91% and 7.94% as of December 31, 2021 and 2020. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of December 31, 2021.

The following table presents RCS Provision by product:

Table 6 — RCS Provision by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2021	2020	2019	2021/2020	2020/2019
Product:
Line of credit	$8,509	$1,178	$11,388	622%	(90)%
Hospital receivables	(65)	41	55	(259)	(25)
Total	$8,444	$1,219	$11,443	593	(89)

Noninterest Income

Table 7 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2021	2020	2019	2021/2020	2020/2019

Service charges on deposit accounts	$12,553	$11,615	$14,197	8%	(18)%
Net refund transfer fees	20,248	20,297	21,158	—	(4)
Mortgage banking income	19,994	31,847	9,499	(37)	235
Interchange fee income	13,062	11,188	11,859	17	(6)
Program fees	14,521	7,095	4,712	105	51
Increase in cash surrender value of bank owned life insurance	2,242	1,585	1,550	41	2
Death benefits in excess of cash surrender value of life insurance	979	—	—	NM	NM
Net (losses) gains on other real estate owned	(160)	(40)	540	(300)	(107)
Net gain on branch divestiture	—	—	7,829	NM	(100)
Other	3,420	3,466	3,664	(1)	(5)
Total noninterest income	$86,859	$87,053	$75,008	—	16

NM - Not meaningful

Total Company noninterest income decreased $194,000 for 2021 compared to 2020. The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking noninterest income increased $4.1 million, or 15%, for 2021 compared to 2020. Service Charges on Deposit Accounts increased $935,000 from 2020 to 2021, while Interchange Fee Income increased $1.8 million comparing the same years. Service Charges on Deposit Accounts were below normal levels during 2020, as a pandemic-driven rise in the consumer savings rate drove a reduction in the Bank’s overdraft-related fees. Both Interchange Fee Income and Service Charges on Deposits began to trend upward during the first quarter of 2021, following the removal of pandemic-related restrictions.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2021 and 2020 were $5.6 million and $5.5 million. The total daily overdraft charges, net of refunds, included in interest income in 2021 and 2020 were $1.1 million and $809,000. The Bank suspended its daily overdraft charges during the first eight months of 2020 to help mitigate the economic hardship of the COVID-19 pandemic on its clients. The Bank reinstituted the charging of its daily overdraft fee on September 1, 2020.

Mortgage Banking segment

Within the Mortgage Banking segment, mortgage banking income for 2021 decreased $11.9 million, or 37%, compared to 2020. For 2021, the Core Bank sold $718 million in secondary market loans and achieved an average gain-as-a-percent-of-loans-sold during the year of 3.22%, with comparable originations of $788 million and comparable gains of 3.64% during 2020. Favorable market conditions drove historically high gain percentages for the Core Bank and the mortgage industry, in general, during the last nine months of 2020 and into January 2021. These favorable conditions began to normalize during February 2021 causing the Core Bank’s gain-as-a-percent-of-loans-sold to trend toward more normal historical levels at or near 2.50%.

With the rise of inflation during the latter half of 2021, the FOMC has signaled a more aggressive and hawkish approach to its monetary policies over the next few years. Included in its expected actions is raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market. The FOMC’s signaling of these actions caused market interest rates for treasury bonds and mortgages to begin to rise rapidly during the last quarter of 2021 and the first few weeks of 2022. With the rise in mortgage rates, mortgage refinance activity began to slow dramatically late in the fourth quarter of 2021, and as a result, mortgage origination volume began to decline significantly. Further monetary tightening by the FOMC in 2022 will likely further decrease mortgage demand. In addition, a decrease in mortgage demand across the mortgage industry could also cause competitive pricing pressure on the Bank to lower its mortgage pricing in order to maintain higher volumes, causing its cash-gains-as-

a-percentage-of-loans-sold to decline. The Bank will likely experience decreased Mortgage Banking revenue during 2022 due to expected rising market interest rates and strong industry competition and pricing pressures.

Tax Refund Solutions segment

Within the TRS segment, noninterest income increased $1.0 million, or 4%, during 2021 compared to 2020. This increase primarily reflected a $978,000 increase in prepaid card program fees. Prepaid card program fees benefited from government stimulus payments during 2021 and a full year’s benefit of the Company’s May 1, 2020 assumption of approximately $250 million in prepaid card balances.

Republic Credit Solutions segment

Within the RCS segment, noninterest income increased $6.4 million, with program fees representing the entirety of RCS’s noninterest income. Pandemic-driven restrictions negatively impacted RCS program fees during 2020, with those program fees beginning to normalize during 2021 following the removal of the pandemic-driven restrictions.

The following table presents RCS program fees by product:

Table 8 — RCS Program Fees by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2021	2020	2019	2021/2020	2020/2019
Product:
Line of credit	$5,333	$3,119	$4,392	71%	(29)%
Hospital receivables	268	102	232	163	(56)
Installment loans*	5,749	1,681	(349)	242	(582)
Total	$11,350	$4,902	$4,275	132	15

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Table 9 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2021	2020	2019	2021/2020	2020/2019

Salaries and employee benefits	$110,088	$106,166	$99,181	4%	7%
Technology, equipment, and communication	28,900	29,128	25,048	(1)	16
Occupancy	13,193	13,438	12,926	(2)	4
Marketing and development	4,325	4,031	5,023	7	(20)
FDIC insurance expense	1,591	1,010	743	58	36
State and local bank franchise tax expense	1,329	5,369	5,293	(75)	1
Interchange related expense	4,960	4,303	4,870	15	(12)
Other real estate owned and other repossession expense	(30)	46	326	(165)	(86)
Legal and professional fees	4,924	4,244	3,357	16	26
FHLB advances early termination penalties	—	2,108	—	NM	NM
Other	13,024	15,614	15,416	(17)	1
Total noninterest expense	$182,304	$185,457	$172,183	(2)	8

Total Company noninterest expense decreased $3.2 million, or 2%, during 2021 compared to 2020. The most significant components comprising the change in noninterest expense by reportable segment follow:

Traditional Banking segment

For 2021, compared to 2020, Traditional Banking noninterest expense decreased $3.7 million, or 2%. The following were the most significant categories affecting the change in noninterest expense:

●	Bank Franchise Tax expense decreased $2.4 million. As previously reported, Kentucky enacted HB354 in March 2019 and as a result, the Bank transitioned from a capital-based bank franchise tax to the Kentucky corporate income tax on January 1, 2021.

●	The Traditional Bank incurred $2.1 million in early termination penalties upon payoff of $60 million of FHLB term advances during the fourth quarter of 2020.

●	Other expenses decreased $2.0 million. Within this decrease, Provision for credit losses on off-balance sheet credit exposures decreased $470,000, driven by lower expected usage rates on the Bank’s committed credit lines coupled with a generally improving economic outlook. Additionally, within the other expenses line item, the following expenses experienced decreases: fraud-related expenses, supplies, freight, and ATM promotions, with most of these decreases generally driven by the impact of the ongoing COVID-19 pandemic.

●	Partially offsetting the decreases above, Salaries and benefits expense increased approximately $1.8 million, or 2%, primarily driven by annual merit increases and increases in contract labor, equity compensation, payroll taxes, and health benefits.

●	Interchange-related expense increased $688,000, or 16%, as transaction volume began rising to more normalized levels during the first quarter of 2021 following the removal of pandemic-related restrictions.

Tax Refund Solutions segment

TRS noninterest expense decreased $1.2 million, or 7%, during 2021 compared to 2020. The decline resulted primarily from a $1.5 million decrease in allocated bank franchise tax expense.

See additional detail regarding the Bank’s lawsuit against Green Dot under Footnote 1 “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplemental Data.”

Income Tax Expense

The Company’s effective tax rate was approximately 21% in 2021 and 19% in 2020.

The following items provided $2.4 million in federal income tax benefits during 2021 and drove the Total Company’s federal effective tax rate for that period lower than the federal corporate tax rate of 21%. However, the overall Total Company’s combined federal and state effective tax rate was 21.34%, which was higher than previous years due to the Kentucky corporate income tax filing requirement beginning in 2021.

●	The Company recognized $2.0 million in income tax benefits for low-income-housing investments and R&D credits during 2021. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were allocated among the Traditional Banking, TRS, and RCS segments.

●	The Company recognized $226,000 in income tax benefits associated with equity compensation during 2021. Substantially all of this benefit was attributed to the Company’s Traditional Banking segment.

●	The Company recognized $206,000 in income tax benefits for non-recurring death benefit revenue related to the Company’s bank owned life insurance policies.

The following items provided $3.1 million in federal income tax benefits during 2020 and drove the Total Company’s effective tax rate for that period lower than the federal corporate tax rate of 21%:

●	Prior to January 1, 2021, as a financial institution doing business in Kentucky, the Bank was subject to a capital-based Kentucky bank franchise tax and exempt from Kentucky corporate income tax. In March 2019, Kentucky enacted HB354 and transitioned the Bank from the bank franchise tax to a corporate income tax beginning January 1, 2021. In 2020, the Company recorded an additional deferred tax asset, net of the federal benefit, of $1 million due to the enactment of HB354, with the majority of this benefit attributed to the Company’s Traditional Banking segment.

●	The Company recognized $2.1 million in income tax benefits for low-income-housing investments and R&D credits during 2020. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were allocated among the Traditional Banking, TRS, and RCS segments.

See additional detail regarding the Company’s Income Tax Expense under Footnote 19 “Income Taxes” of Part II Item 8 “Financial Statements and Supplemental Data.”

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $757 million in cash and cash equivalents as of December 31, 2021 compared to $486 million as of December 31, 2020. For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This yield increased from 0.10% at January 1, 2021 to 0.15% as of December 31, 2021. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

The growth in cash balances was driven by continued growth in deposit balances along with a continued general decline in loans, particularly within the PPP loan category. Given the near-term risk of inflation and rising market interest rates, combined with the requirement that the term of the investments would have to be extended in order to pick up a meaningful increase in the overall yield, management chose to not redeploy significant excess cash into the investment portfolio through October 31, 2021. During the fourth quarter of 2021, however, management began evaluating potential changes to its existing strategy to redeploy excess cash as a result of a recent steepening of the yield curve. Management believes the Company will likely start deploying some of its excess cash into longer-term, higher yielding securities, as compared to the overnight nature of its cash earning 0.15% at the Federal Reserve during 2021. The overall amount and timing of investments that could be purchased, as well as the term of the investments that could be purchased, will depend on many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the interest rate environment at the time, as well as the anticipated interest rate environment in the near and long term.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $4 million and $3 million as of December 31, 2021 and 2020.

Investment Securities

Table 10 — Investment Securities Portfolio

December 31, (in thousands)	2021	2020	2019

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$237,459	$246,909	$134,640
Private label mortgage-backed security	2,731	2,957	3,495
Mortgage-backed securities - residential	210,749	211,202	255,847
Collateralized mortgage obligations	30,294	48,952	63,371
Corporate bonds	10,046	10,043	10,002
Trust preferred security	3,847	3,800	4,000
Total available-for-sale debt securities	495,126	523,863	471,355

Held-to-maturity debt securities (carrying value):
U.S. Treasury securities and U.S. Government agencies	—	—	—
Mortgage backed securities - residential	46	99	104
Collateralized mortgage obligations	9,080	13,061	16,970
Corporate bonds	34,928	39,808	44,995
Obligations of state and political subdivisions	245	356	462
Total held-to-maturity debt securities	44,299	53,324	62,531

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	170	560	714
Community Reinvestment Act mutual fund	2,450	2,523	2,474
Total equity securities with a readily determinable fair value	2,620	3,083	3,188

Total investment securities	$542,045	$580,270	$537,074

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

During 2021, the Bank purchased $212 million in investment debt securities, allocated among $81 million in MBSs, $40 in U.S. Treasuries, and $91 million in U.S. government agencies. The mortgage-backed securities that were purchased had an expected weighted-average yield of approximately 1.30% and a weighted average maturity at purchase of 14.4 years. The U.S. Treasuries had an expected weighted-average yield of approximately 0.43% and a weighted average life at purchase of 2.3 years. The U.S. Government agencies purchased had an expected weighted average yield of approximately 1.16% and a weighted average life of 6.4 years.

From 2013 to 2019, the Bank purchased various floating-rate corporate bonds. These bonds were rated “investment grade” by accredited rating agencies as of their respective purchase dates. The total fair value of the Bank’s corporate bonds represented 8% and 10% of the Bank’s investment portfolio as of December 31, 2021 and 2020. During 2019, one of these bonds was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value. As of December 31, 2021, this bond had recovered its lost value and reflected an unrealized gain of $46,000.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. For the past several years, the Bank has continued to utilize a general strategy within the investment portfolio of purchasing securities with shorter-term durations or maintain a large amount cash at the Federal Reserve. The Bank has used this general strategy for liquidity purposes and as an interest rate risk management tool in what has been a long period of historically low interest rates. As discussed in the previous section, however, this strategy could likely change in 2022 with an opportunity to earn higher yields on investments with maturities longer than overnight cash. As previously noted, however, the overall amount and timing of investments that could be purchased, as well as the term of the investments that could be purchased, will depend on many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the interest rate environment at the time, as well as the anticipated interest rate environment in the near and long term.

Table 11 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2021 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$30,058	$30,307	1.53%	0.64
Due from one year to five years	189,822	187,570	0.85	3.46
Due from five years to 10 years	20,000	19,582	1.00	5.16
Total U.S. Treasury securities and U.S. Government agencies	239,880	237,459	0.95	3.25
Corporate bonds:
Due from one year to five years	10,000	10,046	1.12	1.29
Total Corporate bonds	10,000	10,046	1.12	1.29
Trust preferred security, due beyond ten years	3,684	3,847	5.48	15.43
Private label mortgage backed security	1,418	2,731	7.96	11.63
Total mortgage backed securities - residential	207,697	210,749	1.87	12.60
Total collateralized mortgage obligations	29,947	30,294	1.37	16.35
Total available-for-sale debt securities	$492,626	$495,126	1.42	8.06

Table 12 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2021 (dollars in thousands)	Value	Value	Yield	Years

Corporate bonds:
Due from one year to five years	$34,975	$35,232	1.26%	1.99
Total corporate bonds	34,975	35,232	1.26	1.99
Obligations of state and political subdivisions:
Due from one year or less	120	121	1.80	0.58
Due from one year to five years	125	127	1.90	1.58
Total obligations of state and political subdivisions	245	248	1.85	1.09
Total mortgage backed securities - residential	46	46	2.34	8.44
Total collateralized mortgage obligations	9,080	9,238	0.88	12.74
Total held-to-maturity debt securities	$44,346	$44,764	1.18	4.19

See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s investment securities.

Loan Portfolio

Table 13 — Loan Portfolio Composition

December 31, (in thousands)	2021	2020	2019

Traditional Banking:
Residential real estate:
Owner occupied	$820,731	$879,800	$949,568
Nonowner occupied	306,323	264,780	258,803
Commercial real estate	1,456,009	1,349,085	1,303,000
Construction & land development	129,337	98,674	159,702
Commercial & industrial	340,363	325,596	465,674
Paycheck Protection Program	56,014	392,319	—
Lease financing receivables	8,637	10,130	14,040
Aircraft	142,894	101,375	70,443
Home equity	210,578	240,640	293,186
Consumer:
Credit cards	14,510	14,196	17,836
Overdrafts	683	587	1,522
Automobile loans	14,448	30,300	52,923
Other consumer	1,432	8,167	9,234
Total Traditional Banking	3,501,959	3,715,649	3,595,931
Warehouse lines of credit*	850,550	962,796	717,458
Total Core Banking	4,352,509	4,678,445	4,313,389

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—
Other TRS loans	50,987	23,765	14,365
Republic Credit Solutions	93,066	110,893	105,397
Total Republic Processing Group	144,053	134,658	119,762

Total loans**	4,496,562	4,813,103	4,433,151
Allowance for credit losses	(64,577)	(61,067)	(43,351)

Total loans, net	$4,431,985	$4,752,036	$4,389,800

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $317 million, or 7%, during 2021 to $4.5 billion as of December 31, 2021. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $214 million, or 6%, during 2021. The following primarily drove the change in loan balances:

●	The Traditional Bank’s PPP portfolio decreased $336 million during 2021. To facilitate pandemic relief for the communities it serves, the Traditional Bank originated 3,700 PPP loans totaling $528 million during 2020 and another 1,900 PPP loans totaling $210 million in early 2021. As of December 31, 2021, net PPP loans of $56 million remained on the Traditional Bank’s balance sheet, including $15 million in loan balances originated during 2020, $42 million in loan balances originated during 2021, and $1 million of yet-to-be-earned PPP lender fees reported as a credit offset to these originated balances.

PPP loans have a stated maturity of two to five years, an annualized fixed coupon rate of 1.0% to the client, are 100% guaranteed by the SBA, and 100% forgivable to the client if certain program metrics are met. The Bank earns an origination fee of 1%, 3%, or 5% based on the size of the loan.

●	The owner-occupied residential real estate and home equity categories decreased $59 million and $30 million during 2021. These decreases largely reflected the impact of a sharp drop in long-term market interest rates during the previous 12 months that drove an increase in refinance volume for residential mortgages, with much of the refinance activity going into fixed-rate products sold on the secondary market.

●	Offsetting the decreases above, the CRE category increased $106 million and the Aircraft category increased $42 million, as lending activity began normalizing following the removal of pandemic-driven restrictions during 2021.

Warehouse Lending segment

Outstanding Warehouse period end balances decreased $112 million during 2021. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

As discussed earlier in this document, management believes it is likely Warehouse usage and balances will likely decline in 2022 with an expected rise in market interest rates.

Republic Credit Solutions segment

Outstanding RCS loans decreased $18 million during 2021 primarily reflecting a $26 million decrease in hospital receivables partially offset by a $9 million increase in outstanding balances for RCS’s line-of-credit products. The increase in balances for RCS’s line-of-credit product was the direct result of incremental increases in marketing for its LOC I product since the third quarter of 2020. Marketing for this product had been limited during the first half of 2020 due to pandemic-related concerns.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 14 — Selected Loan Distribution

			Over One	Over Five
		One Year	Through	Through	Over
December 31, 2021 (in thousands)	Total	Or Less	Five Years	15 Years	15 Years

Fixed rate loan maturities:

Residential real estate	$623,689	$17,475	$17,439	$294,434	$294,341
Commercial real estate	629,600	25,015	82,110	521,981	494
Construction & land development	48,609	11,988	22,064	14,557	—
Commercial & industrial	217,665	39,175	99,868	56,316	22,306
Paycheck Protection Program	56,014	14,636	41,378	—	—
Lease financing receivables	6,099	1,284	—	4,815	—
Aircraft	142,894	—	—	52,829	90,065
Warehouse lines of credit	—	—	—	—	—
Home equity	1,678	795	829	54	—
Consumer	42,649	28,105	14,134	340	70
Total fixed rate loans	$1,768,897	$138,473	$277,822	$945,326	$407,276

Variable rate loan maturities:

Residential real estate	$503,365	$1,190	$22,645	$166,292	$313,238
Commercial real estate	826,409	55,157	150,281	593,759	27,212
Construction & land development	80,728	12,048	7,405	60,615	660
Commercial & industrial	173,685	50,876	78,385	24,424	20,000
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	2,538	865	—	1,673	—
Aircraft	—	—	—	—	—
Warehouse lines of credit	850,550	850,550	—	—	—
Home equity	208,900	9,298	60,433	139,169	—
Consumer	81,490	14,510	—	66,947	33
Total variable rate loans	$2,727,665	$994,494	$319,149	$1,052,879	$361,143

Total:

Residential real estate	$1,127,054	$18,665	$40,084	$460,726	$607,579
Commercial real estate	1,456,009	80,172	232,391	1,115,740	27,706
Construction & land development	129,337	24,036	29,469	75,172	660
Commercial & industrial	391,350	90,051	178,253	80,740	42,306
Paycheck Protection Program	56,014	14,636	41,378	—	—
Lease financing receivables	8,637	2,149	—	6,488	—
Aircraft	142,894	—	—	52,829	90,065
Warehouse lines of credit	850,550	850,550	—	—	—
Home equity	210,578	10,093	61,262	139,223	—
Consumer	124,139	42,615	14,134	67,287	103
Total loans	$4,496,562	$1,132,967	$596,971	$1,998,205	$768,419

Loans at maturity interval to overall total loans	100%	25%	13%	44%	17%

Allowance for Credit Losses

As of December 31, 2021, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $4 million from $61 million as of December 31, 2020 to $65 million as of December 31, 2021. As a percent of total loans, the total Company’s ACLL increased to 1.44% as of December 31, 2021 compared to 1.27% as of December 31, 2020. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

●	The Traditional Banking ACLL decreased approximately $292,000 from December 31, 2020 to $49 million as of December 31, 2021 driven primarily by net charge-offs during 2021.

●	The Traditional Bank decreased its ACLS $131,000 during 2021 to $47,000 as of December 31, 2021 based on improved PD and LGD expectations on its corporate bond portfolios.

●	The Traditional Bank increased its ACLC $63,000 during 2021 to $1.1 million as of December 31, 2021 based on an increase in available credit lines.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $2.1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing December 31, 2021 to December 31, 2020. As of December 31, 2021, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for 2021.

Republic Credit Solutions segment

The RCS ACLL increased $4 million during 2021 from $9 million as of December 31, 2020 to $13 million as of December 31, 2021, with this increase driven by growth in balances on RCS’s line-of-credit products.

RCS maintained an ACLL for two distinct credit products offered as of December 31, 2021, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2021, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 49% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 15 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2021	2020	2019

ACLL at beginning of period	$61,067	$43,351	$44,675

Adoption of ASC 326	—	6,734	—

Charge-offs:

Traditional Banking:
Residential real estate	—	(169)	(683)
Commercial real estate	(428)	(795)	(1,407)
Commercial & industrial	(86)	(310)	(1,505)
Home equity	(51)	(14)	(64)
Consumer	(895)	(1,481)	(2,054)
Total Traditional Banking	(1,460)	(2,769)	(5,713)
Warehouse lines of credit	—	—	—
Total Core Banking	(1,460)	(2,769)	(5,713)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(10,256)	(19,575)	(13,425)
Other TRS loans	(51)	(234)	(692)
Republic Credit Solutions	(4,707)	(6,163)	(12,566)
Total Republic Processing Group	(15,014)	(25,972)	(26,683)
Total charge-offs	(16,474)	(28,741)	(32,396)

Recoveries:

Traditional Banking:
Residential real estate	396	182	414
Commercial real estate	82	472	4
Commercial & industrial	76	122	9
Home equity	46	115	72
Consumer	475	508	628
Total Traditional Banking	1,075	1,399	1,127
Warehouse lines of credit	—	—	—
Total Core Banking	1,075	1,399	1,127

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	3,533	6,542	2,782
Other TRS loans	29	2	213
Republic Credit Solutions	408	629	1,192
Total Republic Processing Group	3,970	7,173	4,187

Total recoveries	5,045	8,572	5,314

Net loan recoveries (charge-offs)	(11,429)	(20,169)	(27,082)

Provision - Core Banking	(188)	16,743	3,066
Provision - RPG	15,127	14,408	22,692
Total Provision	14,939	31,151	25,758
ACLL at end of period	$64,577	$61,067	$43,351

Credit Quality Ratios - Total Company:

ACLL to total loans	1.44%	1.27%	0.98%
ACLL to nonperforming loans	314	259	185
Net loan charge-offs (recoveries) to average loans	0.25	0.42	0.61

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.18%	1.11%	0.70%
ACLL to nonperforming loans	251	221	129
Net loan charge-offs (recoveries) to average loans	0.01	0.03	0.11

Table 16 — Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
Years ended December 31, (in thousands)	2021	2020	2019

Traditional Banking:
Residential real estate:
Owner occupied	(0.04)%	—%	0.02%
Nonowner occupied	—	—	0.02
Commercial real estate	0.03	0.02	0.11
Construction & land development	—	—	—
Commercial & industrial	—	0.05	0.02
Paycheck Protection Program	—	—	—
Lease financing receivables	—	—	—
Aircraft	—	—	—
Home equity	—	(0.04)	—
Consumer:
Credit cards	0.65	1.46	1.83
Overdrafts	51.69	93.94	94.31
Automobile loans	(0.10)	0.08	0.12
Other consumer	0.27	0.58	(0.98)
Total Traditional Banking	0.01	0.04	0.13
Warehouse lines of credit	—	—	—
Total Core Banking	0.01	0.03	0.11

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	26.58	33.55	31.37
Other TRS loans	0.19	2.32	5.77
Republic Credit Solutions	3.93	5.32	11.99
Total Republic Processing Group	7.42	12.20	16.18
Total	0.25	0.42	0.61

*     Easy Advances are originated during the first two months of each year, with all EAs charged-off by June 30th of each year. Due to their relatively short life, EA net charge-offs are typically analyzed by the Company as a percentage of total EA originations, not as a percentage of average outstanding balances. See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

From 2020 to 2021, the Company’s net charge-offs to average total Company loans decreased 17 basis points to 0.25%, with net charge-offs decreasing $8.7 million, or 43%, and average total Company loans decreasing $278 million, or 6%. The decrease in net charge-offs was primarily driven by a $7.8 million decrease in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities that the Company’s Core Banking operations.

From 2020 to 2021, RPG experienced a $6.3 million decrease in EA net charge-offs at TRS and a $1.2 million decrease in RCS net charge-offs. The decrease in EA net charge-offs partially resulted from a $138 million reduction in EAs originated from 2020 to 2021 and partially from an improvement in the EA repayment rate from the US Treasury during 2021 as compared to 2020. A decrease in RCS net charge-offs resulted primarily from a lower charge-off rate on RCS’s LOC I product during 2021 compared to 2020. Management believes the reduction in net charge-offs within the RCS LOC I product was attributable to the large amount of cash available to consumers from government stimulus payments over the past 18 months.

During 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

The following table sets forth management’s allocation of the ACLL by loan class. The ACLL allocation is based on management’s assessment of economic conditions, historical loss experience, and various other qualitative factors. Additionally, management began including life-of-loan and forecast considerations into its ACLL allocation upon adoption of the CECL method on January 1, 2020. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future ACLL allocation.

Table 17 — Management’s Allocation of the Allowance for Credit Losses on Loans

	2021			2020			2019
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total		Total	Total
December 31, (in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$8,647	19%	1.05%	$9,715	19%	1.10%	$4,729	22%	0.50%
Nonowner occupied	2,700	7	0.88	2,466	6	0.93	1,737	6	0.67
Commercial real estate	23,769	32	1.63	23,606	28	1.75	10,486	29	0.80
Construction & land development	4,128	3	3.19	3,274	2	3.32	2,152	4	1.35
Commercial & industrial	3,487	8	1.02	2,797	7	0.86	2,882	11	0.62
Paycheck Protection Program	—	1	—	—	8	—	—	—	—
Lease financing receivables	91	—	1.05	106	—	1.05	147	—	1.05
Aircraft	357	3	0.25	253	2	0.25	176	1	0.25
Home equity	4,111	5	1.95	4,990	5	2.07	2,721	7	0.93
Consumer:
Credit cards	934	—	6.44	929	—	6.54	1,020	—	5.72
Overdrafts	683	—	100.00	587	—	100.00	1,169	—	76.81
Automobile loans	186	—	1.29	399	1	1.32	612	1	1.16
Other consumer	314	—	21.93	577	—	7.07	374	1	4.05
Total Traditional Banking	49,407	78	1.41	49,699	78	1.34	28,205	82	0.78
Warehouse lines of credit	2,126	19	0.25	2,407	20	0.25	1,794	16	0.25
Total Core Banking	51,533	97	1.18	52,106	98	1.11	29,999	98	0.70

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—	—
Other TRS loans	96	1	0.19	158	—	0.66	234	—	1.63
Republic Credit Solutions	12,948	2	13.91	8,803	2	7.94	13,118	2	12.45
Total Republic Processing Group	13,044	3	9.06	8,961	2	6.65	13,352	2	11.15
Total	$64,577	100	1.44	$61,067	100	1.27	$43,351	100	0.98

Total Traditional Banking - GAAP	$49,407	78	1.41	$49,699	78	1.34	$28,205	82	0.78
Less: Paycheck Protection Program	—	1	—	—	8	—	—	—	—
Total Traditional Banking - Non-GAAP	$49,407	77	1.43	$49,699	70	1.50	$28,205	82	0.78

*See Table 13 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease losses as of December 31, 2021.

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

As of December 31, 2021, $2 million, or less than 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

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

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $17 million during 2021, driven primarily by commercial-purpose loans within the hospitality and leisure industry downgraded to Special Mention during 2021. As previously mentioned, the ultimate long-term impact of loans accommodated due to COVID-19 on the Company’s Classified and Special Mention loans is currently uncertain.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

December 31, (in thousands)	2021	2020	2019

Loss	$—	$—	$—
Doubtful	—	—	—
Substandard	21,714	30,193	33,297
PCD* - Substandard	1,692	1,887	1,289
Total Classified Loans	23,406	32,080	34,586

Special Mention	114,496	89,206	21,754
PCD* - Special Mention	795	895	797
Total Special Mention Loans	115,291	90,101	22,551

Total Classified and Special Mention Loans	$138,697	$122,181	$57,137
*	The Bank’s PCI loans as of December 31, 2019 were reclassified to PCD loans on January 1, 2020 in connection with the Company’s adoption of ASC 326.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category included TDRs totaling approximately $6 million and $7 million as of December 31, 2021 and 2020.

Nonperforming loans to total loans decreased to 0.46% as of December 31, 2021 from 0.49% as of December 31, 2020, as the total balance of nonperforming loans decreased by $3 million, or 13%, while total loans decreased $317 million, or 7%, during 2021. As presented in Tables 22 and 23 below, the decrease in nonperforming loans during 2021, including the nonaccrual loan component, was primarily driven by the refinancing of $5 million of these loans to another financial institution.

The ACLL to total nonperforming loans increased to 315% as of December 31, 2021 from 259% as of December 31, 2020, as the total ACLL increased $4 million, or 6%, and the balance of nonperforming loans decreased by $3 million, or 13%. The driver of the increase in ACLL was primarily growth in higher risk loans originated through the RCS segment, while the driver of the decrease in nonperforming loans was primarily the refinancing out of the Bank of a meaningful portion of these loans during 2021.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (in thousands)	2021	2020	2019

Loans on nonaccrual status*	$20,504	$23,548	$23,332
Loans past due 90-days-or-more and still on accrual**	48	47	157
Total nonperforming loans	20,552	23,595	23,489
Other real estate owned	1,792	2,499	113
Total nonperforming assets	$22,344	$26,094	$23,602

Credit Quality Ratios - Total Company:
ACLL to total loans	1.44%	1.27%	0.98%
Nonaccrual loans to total loans	0.46	0.49	0.53
ACLL to nonaccrual loans	315	259	186
Nonperforming loans to total loans	0.46	0.49	0.53
Nonperforming assets to total loans (including OREO)	0.50	0.54	0.53
Nonperforming assets to total assets	0.37	0.42	0.42

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.18%	1.11%	0.70%
Nonaccrual loans to total loans	0.47	0.50	0.54
ACLL to nonaccrual loans	251	221	129
Nonperforming loans to total loans	0.47	0.50	0.54
Nonperforming assets to total loans (including OREO)	0.51	0.56	0.54
Nonperforming assets to total assets	0.40	0.45	0.43

*  Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Table 20 — Nonperforming Loan Composition

	2021		2020		2019
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$12,039	1.47%	$14,328	1.63%	$12,220	1.29%
Nonowner occupied	95	0.03	81	0.03	623	0.24
Commercial real estate	6,557	0.45	6,762	0.50	6,865	0.53
Construction & land development	—	—	—	—	143	0.09
Commercial & industrial	13	0.00	55	0.02	1,424	0.30
Paycheck Protection Program	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	1,700	0.81	2,141	0.89	1,865	0.64
Consumer:
Credit cards	—	—	5	0.04	—	—
Overdrafts	1	0.15	—	—	—	—
Automobile loans	97	0.67	170	0.56	179	0.34
Other consumer	3	0.21	11	0.13	13	0.14
Total Traditional Banking	20,505	0.59	23,553	0.63	23,332	0.65
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	20,505	0.47	23,553	0.50	23,332	0.54

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	53	0.37
Republic Credit Solutions	47	0.05	42	0.04	104	0.10
Total Republic Processing Group	47	0.03	42	0.03	157	0.13

Total nonperforming loans	$20,552	0.46	$23,595	0.49	$23,489	0.53

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2020		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,110	27	$4,966	5	$4,252	178	$14,328
Nonowner occupied	3	81	—	—	—	—	3	81
Commercial real estate	2	45	3	925	3	5,792	8	6,762
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	55	—	—	—	—	2	55
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	26	867	6	1,274	—	—	32	2,141
Consumer:
Credit cards	NM	5	—	—	—	—	NM	5
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	14	170	—	—	—	—	14	170
Other consumer	7	11	—	—	—	—	7	11
Total Traditional Banking	200	6,344	36	7,165	8	10,044	244	23,553
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	200	6,344	36	7,165	8	10,044	244	23,553

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	200	$6,386	36	$7,165	8	$10,044	244	$23,595

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $1.3 million, $1.3 million and $1.5 million in 2021, 2020, and 2019.

Based on the Bank’s review as of December 31, 2021, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits.

Table 22 — Rollforward of Nonperforming Loan

Years Ended December 31, (in thousands)	2021	2020	2019

Nonperforming loans at the beginning of the period	$23,595	$23,489	$16,138
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,627	8,993	13,806
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(5,221)	(7,959)	(4,242)
Principal balance paydowns of loans nonperforming at both period ends	(1,450)	(817)	(2,225)
Net change in principal balance of other loans nonperforming at both period ends*	1	(111)	12

Nonperforming loans at the end of the period	$20,552	$23,595	$23,489

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 23 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2021	2020	2019

Loans charged off	$(57)	$(1,142)	$(339)
Loans transferred to OREO	—	(2,254)	(1,174)
Loans refinanced at other institutions	(4,884)	(4,420)	(2,610)
Loans returned to accrual status	(280)	(143)	(119)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(5,221)	$(7,959)	$(4,242)

Delinquent Loans

Delinquent loans to total loans decreased to 0.30% as of December 31, 2021, from 0.41% as of December 31, 2020, primarily due to a $6 million, or 32%, decrease in delinquent loans and a $317 million, or 7%, decrease in total loans during 2021.

Core Bank delinquent loans to total Core Bank loans decreased to 0.17% as of December 31, 2021 from 0.21% as of December 31, 2020. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2021 and December 31, 2020 were on nonaccrual status. As previously mentioned, the ultimate impact of loans accommodated due to COVID-19 on the Company’s delinquent loans is currently uncertain.

Table 24 — Delinquent Loan Composition*

	2021		2020		2019
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$1,599	0.19%	$3,260	0.37%	$4,434	0.47%
Nonowner occupied	—	—	—	—	539	0.21
Commercial real estate	5,292	0.36	5,457	0.40	3,300	0.25
Construction & land development	—	—	—	—	—	—
Commercial & industrial	21	0.01	12	0.00	1,355	0.28
Paycheck Protection Program	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	314	0.15	702	0.29	2,918	1.00
Consumer:
Credit cards	30	0.21	73	0.51	155	0.87
Overdrafts	164	24.01	147	25.04	283	18.59
Automobile loans	9	0.06	56	0.18	49	0.09
Other consumer	1	0.07	6	0.07	9	0.01
Total Traditional Banking	7,430	0.21	9,713	0.26	13,042	0.36
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	7,430	0.17	9,713	0.21	13,042	0.30

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	119	0.83
Republic Credit Solutions	6,035	6.48	10,234	9.23	7,643	7.25
Total Republic Processing Group	6,035	4.19	10,234	7.60	7,762	6.48

Total delinquent loans	$13,465	0.30	$19,947	0.41	$20,804	0.47

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 25 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2021	2020	2019

Delinquent loans at the beginning of the period	$19,947	$20,804	$15,962
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	1,459	6,681	9,947
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,559)	(8,617)	(6,747)
Principal balance paydowns of loans delinquent at both period ends	(158)	(146)	(120)
Net change in principal balance of other loans delinquent at both period ends*	(4,224)	1,225	1,762
Delinquent loans at the end of period	$13,465	$19,947	$20,804

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 26 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2021	2020	2019

Loans charged off	$(58)	$(115)	$(453)
Easy Advances paid off or charged off
Loans transferred to OREO	—	(2,254)	(1,370)
Loans refinanced at other institutions	(2,016)	(4,052)	(1,988)
Loans paid current	(1,485)	(2,196)	(2,936)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,559)	$(8,617)	$(6,747)

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

Table 27 — Collateral Dependent Loan Composition

December 31, (in thousands)	2021	2020	2019

Cashflow-dependent TDRs	$5,960	$10,938	$14,348
Collateral-dependent TDRs	9,426	9,840	16,433
Total TDRs	15,386	20,778	30,781
Collateral-dependent loans (which are not TDRs)	14,645	20,806	19,569
Total recorded investment in TDRs and collateral-dependent loans	$30,031	$41,584	$50,350

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding collateral-dependent loans and TDRs.

Other Real Estate Owned

Table 28 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2021	2020	2019

OREO at beginning of period	$2,499	$113	$160
Transfer from loans to OREO	64	2,750	1,527
Proceeds from sale*	(611)	(324)	(2,114)
Net gain on sale	51	65	540
Writedowns	(211)	(105)	—
OREO at end of period	$1,792	$2,499	$113

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses. The Company carried $99 million and $68 million of BOLI on its consolidated balance sheet as of December 31, 2021 and 2020.

Table 29 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2021	2020	2019

BOLI at beginning of period	$68,018	$66,433	$64,883
BOLI acquired	30,000	—	—
Death benefits paid	(1,099)	—	—
Increase in cash surrender value	2,242	1,585	1,550
BOLI at end of period	$99,161	$68,018	$66,433

Deposits

Table 30 — Deposit Composition

December 31, (in thousands)	2021	2020	2019

Core Bank:
Demand	$1,381,522	$1,217,263	$922,972
Money market accounts	789,876	712,824	793,950
Savings	311,624	236,335	175,588
Individual retirement accounts (1)	43,724	47,889	51,548
Time deposits, $250 and over (1)	81,050	83,448	104,412
Other certificates of deposit (1)	154,174	199,214	248,161
Reciprocal money market and time deposits (1)	77,950	314,109	189,774
Brokered deposits (1)	—	25,010	200,072
Total Core Bank interest-bearing deposits	2,839,920	2,836,092	2,686,477
Total Core Bank noninterest-bearing deposits	1,579,173	1,503,662	981,164
Total Core Bank deposits	4,419,093	4,339,754	3,667,641

Republic Processing Group:
Money market accounts	9,717	6,673	66,152
Total RPG interest-bearing deposits	9,717	6,673	66,152

Brokered prepaid card deposits	320,907	257,856	9,128
Other noninterest-bearing deposits	90,701	128,898	43,087
Total RPG noninterest-bearing deposits	411,608	386,754	52,215
Total RPG deposits	421,325	393,427	118,367

Total deposits	$4,840,418	$4,733,181	$3,786,008
(1)	Includes time deposits.

Total Company deposits increased $107 million, or 2%, from December 31, 2020 to $4.8 billion as of December 31, 2021.

Total Core Bank deposits increased $79 million, or 2%, with the following primarily driving growth:

●	Management believes its deposit balances continue to be the beneficiary of Federal government stimulus brought about by the COVID-19 pandemic. During 2021, the Federal government issued two rounds of economic stimulus payments. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	The Core Bank originated $210 million of PPP loans during 2021, with PPP borrowers generally retaining their loan proceeds within a deposit account at the Bank.

●	Management believes that much of the growth in noninterest-bearing and interest-bearing deposits at the Core Bank has been a flight to safety brought about by the COVID-19 pandemic. At this time, management is unable to predict how long these funds might remain at the Bank due to the uncertain economic environment for many of the depositors, including the depositors’ short-term and long-term cash needs.

●	Offsetting the positive growth mentioned above, deposit balances were negatively impacted by a shift of approximately $140 million in balances from interest-bearing reciprocal money market accounts to SSUARs. This shift occurred as the Bank lowered the interest it paid to certain clients for their reciprocal money market accounts due to the high fees paid by the Bank for the product’s participation in a third-party money market network. This third-party money market network allows clients to fully insure their deposits through FDIC insurance by spreading their funds across multiple banks.

Total RPG deposits increased $28 million, or 7%, during 2021, with the following primarily driving growth:

●	RPG prepaid card balances within its RPS division, which are noninterest bearing, increased $63 million, driven by government stimulus funds applied to prepaid card deposit balances. At this time, management is uncertain how long these stimulus funds may remain at the Bank.

●	Other noninterest-bearing deposits at RPG decreased $38 million, driven primarily by an outflow of commercial settlement deposits associated with the RCS segment’s line-of-credit products.

Table 31 — Average Deposits

	2021		2020		2019
	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,580,570	0.02%	$1,291,980	0.09%	$1,141,084	0.49%
Money market accounts	784,777	0.05	739,524	0.26	772,854	0.97
Time deposits	300,784	1.21	400,704	1.96	409,301	2.02
Reciprocal money market accounts	185,922	0.18	202,112	0.28	147,821	1.04
Reciprocal time deposits	40,581	0.75	72,613	1.66	59,305	2.03
Brokered money market accounts	30,863	0.08	104,460	0.50	81,923	2.04
Brokered time deposits	—	—	102,093	1.75	143,658	2.34
Total average interest-bearing deposits	2,923,497	0.17	2,913,486	0.52	2,755,946	1.06
Total average noninterest-bearing deposits	2,129,452	—	1,672,442	—	1,120,608	—
Total average deposits	$5,052,949	0.10	$4,585,928	0.33	$3,876,554	0.75

Table 32 — Maturity Schedule of Time Deposits in Excess of the FDIC Limit and Estimated Time Deposits that are Otherwise Uninsured as of December 31, 2021

	Individual Instruments	Estimated
	that Meet or Exceed the	Otherwise Uninsured
Maturity (dollars in thousands)	FDIC Insurance Limit	Time Deposits	Total

Three months or less	$5,175	$5,170	$10,345
Over three months through six months	17,964	4,145	22,109
Over six months through 12 months	15,701	5,383	21,084
Over 12 months	42,210	8,634	50,844
Total	$81,050	$23,332	$104,382

The Bank held total estimated uninsured deposits of $1.97 billion as of December 31, 2021.

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

SSUARs increased $80 million, or 38%, during 2021 to $291 million as of December 31, 2021. As mentioned above, Bank clients shifted approximately $140 million in balances from interest-bearing reciprocal money market accounts to SSUARs after the Bank lowered the interest rate it paid on certain reciprocal money market accounts. The increase resulting from this shift was partially offset by a $94 million decrease in SSUARs during 2021, driven by the exit of one corporate client following the acquisition of this client by another company. The substantial majority of SSUARs are indexed to immediately repricing indices such as the FFTR.

Table 33 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2021	2020	2019

Outstanding balance at end of period	$290,967	$211,026	$167,617
Weighted average interest rate at period end	0.04%	0.04%	0.32%
Average outstanding balance during the period	$231,430	$204,797	$236,883
Average interest rate during the period	0.03%	0.09%	0.51%
Maximum outstanding at any month end	$432,047	$295,698	$276,927

Federal Home Loan Bank Advances

FHLB advances declined by $210 million from December 31, 2020 to December 31, 2021, as the Bank continued to maintain sufficient deposit balances to meet its current liquidity needs. The Bank held $25 million in overnight advances at a rate of 0.14% as of December 31, 2021, compared to $225 million in overnight advances at a rate of 0.16% as of December 31, 2020. Given the overall amount of liquidity on the Company’s balance sheet as of December 31, 2021, management does not anticipate that FHLB term or overnight advances will likely be utilized to any material extent over the near term.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 34 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2021	2020	2019

Outstanding balance at end of period	$25,000	$235,000	$750,000
Weighted average interest rate at period end	0.14%	0.23%	1.73%
Average outstanding balance during the period	$29,479	$211,776	$595,613
Average interest rate during the period	0.19%	1.66%	2.15%
Maximum outstanding at any month end	$25,000	$590,000	$1,170,000

Interest Rate Swaps

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements during 2013 as part of its interest rate risk management strategy. The Bank designated the swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to 1-month LIBOR. The counterparty for both swaps met the Bank’s credit standards, and the Bank believes that the credit risk inherent in the swap contracts was not significant. Both swaps terminated in December 2020.

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

Liquidity

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets, primarily in the form of cash, cash equivalents, and unincumbered investment securities. Funding and cash flows can also be realized through deposit product promotions, the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities, and proceeds realized from loans held for sale.

Table 35 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

December 31, (in thousands)	2021	2020	2019

Cash and cash equivalents	$756,971	$485,587	$385,303
Unincumbered debt securities	219,775	273,652	304,186
Total liquid assets	976,746	759,239	689,489

Borrowing capacity with the FHLB	900,424	682,992	265,551
Borrowing capacity through unsecured credit lines	125,000	125,000	125,000
Total borrowing capacity	1,025,424	807,992	390,551

Total liquid assets and borrowing capacity	$2,002,170	$1,567,231	$1,080,040

The Bank had a loan to deposit ratio (excluding brokered deposits) of 99% as of December 31, 2021 and 108% as of December 31, 2020. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of December 31, 2021, the Bank had approximately $1.5 billion in deposits from 241 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $528 million, or 11%, of the Company’s total deposit balances as of as of December 31, 2021. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of December 31, 2021 and December 31, 2020, these pledged investment securities had a fair value of $320 million and $304 million.

Capital

Table 36 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2021	2020	2019

Stockholders’ equity	$834,232	$823,323	$764,244
Book value per share at December 31,	41.75	39.40	36.49
Tangible book value per share at December 31,*	40.48	38.27	35.41
Dividends declared per share - Class A Common Stock	1.232	1.144	1.056
Dividends declared per share - Class B Common Stock	1.120	1.040	0.960
Average stockholders’ equity to average total assets	13.41%	13.35%	13.16%
Total risk-based capital	17.47	18.52	17.01
Common equity tier 1 capital	16.37	16.61	15.29
Tier 1 risk-based capital	16.37	17.43	16.11
Tier 1 leverage capital	13.35	13.70	13.93
Dividend payout ratio	29	29	24
Dividend yield	2.42	3.17	2.26

*For additional detail, see Footnote 2 of “Selected Financial Data” in this section of the filing.

Total stockholders’ equity increased from $823 million as of December 31, 2020 to $834 million as of December 31, 2021. The increase in stockholders’ equity was primarily attributable to net income earned during 2021 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2022, the Bank could, without prior approval, declare dividends of approximately $118 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represented the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic repaid the subordinated note and redeemed the TPS at par without penalty. Republic’s capital ratios remained well above “well capitalized” levels following this redemption.

Contractual Obligations and Commitments

The Company or the Bank has required future payments under various contractual obligations and other commitments.

See the following footnotes within Part II Item 8 “Financial Statements and Supplementary Data” for additional detail regarding contractual obligations and other commitments of the Company or Bank:

●	Footnote 6 “Right-of-Use Assets and Operating Lease Liabilities”

●	Footnote 9 “Deposits”

●	Footnote 10 “Securities Sold Under Agreements to Repurchase”

●	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Footnote 18 “Benefit Plans”

In addition, the Bank maintains contractual obligations for its technological needs, including its enterprise risk management application, customer relationship management application, internet banking platform, and its core accounting application. The total contractual commitment for these applications is approximately $13 million through May 2025.

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

As of December 31, 2021, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income plus secondary market loan fees over the period beginning January 1, 2022 and ending December 31, 2022 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model, while including secondary market loan fees, excludes Traditional Bank loan fees.

Table 37 — Bank Interest Rate Sensitivity as of December 31, 2021 and 2020

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of December 31, 2021	1.3%	(0.6)%	0.7%	4.7%	9.3%
% Change from base net interest income as of December 31, 2020	0.4%	(4.5)%	(7.0)%	(5.7)%	(4.2)%

The Bank’s dynamic simulation model run for December 2021 projected an increase in the Bank’s net interest income plus secondary market loan fees in the “Down-100,” “Up-200,” “Up-300,” and “Up-400” rate scenarios and a decrease in the “Up-100” scenario. The projections as of December 2020 reflected a modest increase in the Down-100 scenario and decreases in all Up-rate scenarios.

As compared to December 2020, the improvement in the Up-rate scenarios was primarily due to the following:

●	Growth in interest-earning cash balances from December 2020 to December 2021; and
●	A smaller projected falloff in secondary market fees for the December 2021 simulation than previously projected for the December 2020 simulation.

LIBOR Exposure

In July 2017, the FCA, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. As instructed by bank regulators, the Bank discontinued new loan originations referencing LIBOR by December 31, 2021. To facilitate the transition process, management has instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR.

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

As of December 31, 2021, the Company had approximately $1.4 billion of assets that reference LIBOR, with short-term Warehouse balances representing $851 million of these assets and commercial and mortgage loans primarily making up the remainder. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of December 31, 2021, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $250 million. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. In compliance with regulatory guidance, the Bank discontinued referencing LIBOR for new financial instruments during 2021 and chose SOFR to be its primary alternative reference rate for most transaction types upon the discontinuance or unavailability of LIBOR.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Discussion of 2021 vs. 2020).”

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2021, the Company’s internal control was effective in achieving the objectives stated above. Crowe LLP has provided its report on the audited 2021 and 2020 consolidated financial statements and on the effectiveness of the Company’s internal control in their report dated March 1, 2022.

Steven E. Trager
Executive Chair and Chief Executive Officer

Kevin Sipes
Chief Financial Officer and Chief Accounting Officer

March 1, 2022

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Adjustments to the Historical Loss Rate

As described in Note 1 and Note 4, the allowance for credit losses on loans (“ACLL”) under ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical loss rates, qualitative factors, and reasonable and supportable forecasts. The allowance for credit losses was $64.6 million as of December 31, 2021.

Management employs a process and methodology to estimate the ACLL that evaluates both quantitative and qualitative metrics. The methodology for evaluating quantitative loss rates consists of two basic components. The first component involves pooling loans into portfolio segments for loans that share similar risk characteristics.  These loans are referred to as pooled loans and the methodology to estimate the ACLL is discussed below. The second component involves individually analyzed loans that do not share similar risk characteristics with loans that are pooled into portfolio segments.

For pooled loans, the Company utilizes a “static-pool” method to estimate credit losses over the expected life of the loan. The “static-pool” methodology analyzes historical closed pools of similar loans over their expected lives to attain a historical loss rate.  Adjustments are made to the historical loss rate for current conditions including underwriting standards, portfolio mix or term, delinquency level as well as for changes in environmental conditions, such as changes in property value or other relevant factors.  One-year forecast adjustments to the historical loss rate are based on the U.S. national unemployment rate and commercial real estate values. Subsequent to the one-year forecast, loss rates are assumed to immediately revert back to long-term historical averages.

We identified management’s application of the allowance for credit losses on loans, specifically the adjustments to the historical loss rate, as a critical audit matter due to the degree of judgment applied to these adjustments.  This critical audit matter requires the performance of audit procedures to evaluate the application of ASC 326 for loans and involved especially subjective auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel. Management’s analysis of the adjustments to the historical loss rates during the reasonable and supportable forecast period within the allowance for credit losses on loans requires a high degree of subjectivity and judgment and requires the Company to make significant estimates of the risks present for each portfolio segment.  Changes in these assumptions could have a material effect on the Company’s financial results.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the evaluation of the ACLL, including controls addressing:

●	Relevance and reliability of the underlying data inputs, judgments, and calculations used to determine the forecasts and adjustments to historical loss rates.

●	Management’s review of the reasonableness of forecasts and the adjustments to historical loss rates.

Substantively testing management’s process, including evaluating their judgments and assumptions, to assess the estimate of the ACLL including:

●	Evaluating the reasonableness of management’s significant assumptions, judgments, and conclusions related to the reasonable and supportable forecasts and adjustments to historical loss rates. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

●	Testing the relevance and reliability of data inputs and mathematical accuracy of the forecasts and adjustments to historical loss rates within the ACLL calculation.

We have served as the Company’s auditor since 1996. Louisville, Kentucky
March 1, 2022

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2021	2020
ASSETS

Cash and cash equivalents	$756,971	$485,587
Available-for-sale debt securities, at fair value (amortized cost of $492,626 in 2021 and $512,518 in 2020, allowance for credit losses of $0 in 2021 and $0 in 2020)	495,126	523,863
Held-to-maturity debt securities (fair value of $44,764 in 2021 and $54,190 in 2020, allowance for credit losses of $47 in 2021 and $178 in 2020)	44,299	53,324
Equity securities with readily determinable fair value	2,620	3,083
Mortgage loans held for sale, at fair value	29,393	46,867
Consumer loans held for sale, at fair value	19,747	3,298
Consumer loans held for sale, at the lower of cost or fair value	2,937	1,478
Loans (loans carried at fair value of $170 in 2021 and $497 in 2020)	4,496,562	4,813,103
Allowance for credit losses	(64,577)	(61,067)
Loans, net	4,431,985	4,752,036
Federal Home Loan Bank stock, at cost	10,311	17,397
Premises and equipment, net	36,073	39,512
Right-of-use assets	38,825	43,345
Goodwill	16,300	16,300
Other real estate owned	1,792	2,499
Bank owned life insurance	99,161	68,018
Other assets and accrued interest receivable	108,092	111,718

TOTAL ASSETS	$6,093,632	$6,168,325

LIABILITIES

Deposits:
Noninterest-bearing	$1,990,781	$1,890,416
Interest-bearing	2,849,637	2,842,765
Total deposits	4,840,418	4,733,181

Securities sold under agreements to repurchase and other short-term borrowings	290,967	211,026
Operating lease liabilities	39,672	44,340
Federal Home Loan Bank advances	25,000	235,000
Subordinated note	—	41,240
Other liabilities and accrued interest payable	63,343	80,215

Total liabilities	5,259,400	5,345,002

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,816,083 shares (2021) and 18,696,607 shares (2020) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,164,903 shares (2021) and 2,199,455 shares (2020) issued and outstanding	4,702	4,899
Additional paid in capital	139,956	143,637
Retained earnings	687,700	666,278
Accumulated other comprehensive income	1,874	8,509

Total stockholders’ equity	834,232	823,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,093,632	$6,168,325

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2021	2020	2019
INTEREST INCOME:
Loans, including fees	$217,446	$241,044	$260,064
Taxable investment securities	7,450	9,798	13,546
Federal Home Loan Bank stock and other	1,364	1,416	7,273
Total interest income	226,260	252,258	280,883

INTEREST EXPENSE:

Deposits	5,039	15,089	29,135
Securities sold under agreements to repurchase and other short-term borrowings	63	177	1,211
Federal Reserve Payment Protection Plan Liquidity Facility	—	153	—
Federal Home Loan Bank advances	57	3,524	12,791
Subordinated note	507	1,000	1,620
Total interest expense	5,666	19,943	44,757

NET INTEREST INCOME	220,594	232,315	236,126

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	14,808	31,278	25,758

NET INTEREST INCOME AFTER PROVISION	205,786	201,037	210,368

NONINTEREST INCOME:

Service charges on deposit accounts	12,553	11,615	14,197
Net refund transfer fees	20,248	20,297	21,158
Mortgage banking income	19,994	31,847	9,499
Interchange fee income	13,062	11,188	11,859
Program fees	14,521	7,095	4,712
Increase in cash surrender value of bank owned life insurance	2,242	1,585	1,550
Death benefits in excess of cash surrender value of life insurance	979	—	—
Net (losses) gains on other real estate owned	(160)	(40)	540
Net gain on branch divestiture	—	—	7,829
Other	3,420	3,466	3,664
Total noninterest income	86,859	87,053	75,008

NONINTEREST EXPENSE:

Salaries and employee benefits	110,088	106,166	99,181
Technology, equipment, and communication	28,900	29,128	25,048
Occupancy	13,193	13,438	12,926
Marketing and development	4,325	4,031	5,023
FDIC insurance expense	1,591	1,010	743
State and local bank franchise tax expense	1,329	5,369	5,293
Interchange related expense	4,960	4,303	4,870
Other real estate owned and other repossession expense	(30)	46	326
Legal and professional fees	4,924	4,244	3,357
FHLB advances early termination penalties	—	2,108	—
Other	13,024	15,614	15,416
Total noninterest expense	182,304	185,457	172,183

INCOME BEFORE INCOME TAX EXPENSE	110,341	102,633	113,193
INCOME TAX EXPENSE	23,552	19,387	21,494
NET INCOME	$86,789	$83,246	$91,699

BASIC EARNINGS PER SHARE:
Class A Common Stock	$4.25	$4.00	$4.41
Class B Common Stock	3.87	3.64	4.01

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$4.24	$3.99	$4.39
Class B Common Stock	3.85	3.63	3.99

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2021	2020	2019

Net income	$86,789	$83,246	$91,699

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	—	(177)	(199)
Reclassification amount for net derivative losses realized in income	—	281	(20)
Unrealized gains and (losses) on AFS debt securities	(8,908)	7,147	5,689
Unrealized gain (loss) of AFS debt security for which a portion of OTTI has been recognized in earnings	63	(35)	(79)
Total other comprehensive income (loss) before income tax	(8,845)	7,216	5,391
Tax effect	2,210	(1,805)	(1,296)
Total other comprehensive income (loss), net of tax	(6,635)	5,411	4,095

COMPREHENSIVE INCOME	$80,154	$88,657	$95,794

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2021, 2020, and 2019

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2019	18,675	2,213	$4,900	$141,018	$545,013	$(997)	$689,934

Adjustment for adoption of ASU 2016-02	—	—	—	—	126	—	126
Net income	—	—	—	—	91,699	—	91,699
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	4,095	4,095
Dividends declared on Common Stock:
Class A Shares ($1.056 per share)	—	—	—	—	(19,771)	—	(19,771)
Class B Shares ($0.96 per share)	—	—	—	—	(2,121)	—	(2,121)
Stock options exercised, net of shares withheld	44	—	11	(202)	—	—	(191)
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(32)	—	(6)	(637)	(775)	—	(1,418)
Net change in notes receivable on Class A Common Stock	—	—	—	(222)	—	—	(222)
Deferred compensation - Class A Common Stock:
Directors	6	—	—	213	—	—	213
Designated key employees	—	—	—	371	—	—	371
Employee stock purchase plan - Class A Common Stock	11	—	2	492	—	—	494
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	23	—	—	(57)	—	—	(57)
Restricted stock, net of shares tendered back	3	—	—	728	—	—	728
Stock options	—	—	—	364	—	—	364

Balance, December 31, 2019	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	83,246	—	83,246
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	5,411	5,411
Dividends declared on Common Stock:
Class A Shares ($1.144 per share)	—	—	—	—	(21,433)	—	(21,433)
Class B Shares ($1.04 per share)	—	—	—	—	(2,288)	—	(2,288)
Stock options exercised, net of shares withheld	25	—	13	197	—	—	210
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(115)	—	(26)	(782)	(3,127)	—	(3,935)
Net change in notes receivable on Class A Common Stock	—	—	—	(35)	—	—	(35)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	352	—	—	352
Designated key employees	—	—	—	566	—	—	566
Employee stock purchase plan - Class A Common Stock	20	—	4	623	—	—	627
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	18	—	—	(200)	—	—	(200)
Restricted stock, net of shares tendered back	1	—	1	385	—	—	386
Stock options	—	—	—	463	—	—	463

Balance, December 31, 2020	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	86,789	—	86,789
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(6,635)	(6,635)
Dividends declared on Common Stock:
Class A Shares ($1.232 per share)	—	—	—	—	(22,451)	—	(22,451)
Class B Shares ($1.12 per share)	—	—	—	—	(2,435)	—	(2,435)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	34	(34)	—	—	—	—	—
Repurchase of Class A Common Stock	(980)	—	(216)	(6,831)	(40,481)	—	(47,528)
Net change in notes receivable on Class A Common Stock	—	—	—	151	—	—	151
Deferred compensation - Class A Common Stock:
Directors	4	—	—	417	—	—	417
Designated key employees	—	—	—	607	—	—	607
Employee stock purchase plan - Class A Common Stock	15	—	4	691	—	—	695
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	129	—	—	129
Restricted stock, net of shares tendered back	18	—	2	736	—	—	738
Stock options	—	—	—	574	—	—	574

Balance, December 31, 2021	17,816	2,165	$4,702	$139,956	$687,700	$1,874	$834,232

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$86,789	$83,246	$91,699
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,414	3,204	761
Net accretion on loans and amortization of core deposit intangible and operating lease components	(13,973)	(13,084)	(3,655)
Unrealized losses on equity securities with readily determinable fair value	463	105	(382)
Depreciation of premises and equipment	8,986	9,725	9,230
Amortization of mortgage servicing rights	3,453	3,756	1,823
(Recovery) impairment of mortgage servicing rights	(500)	500	—
Provision for on-balance sheet exposures	14,808	31,278	25,758
Provision for off-balance sheet exposures	63	533	—
Net gain on sale of mortgage loans held for sale	(19,659)	(33,179)	(8,816)
Origination of mortgage loans held for sale	(680,714)	(782,939)	(356,097)
Proceeds from sale of mortgage loans held for sale	717,847	788,475	354,660
Net gain on sale of consumer loans held for sale	(11,298)	(4,980)	(5,102)
Origination of consumer loans held for sale	(882,180)	(518,873)	(710,640)
Proceeds from sale of consumer loans held for sale	875,570	531,321	716,336
Net gain realized on sale of other real estate owned	(51)	(65)	(540)
Writedowns of other real estate owned	211	105	—
Impairment of premises held for sale	—	—	256
Deferred compensation expense - Class A Common Stock	1,024	918	584
Stock-based awards and ESPP expense - Class A Common Stock	1,545	953	1,035
Net gain on branch divestiture	—	—	(7,829)
Net gain on sale of bank premises and equipment	(399)	(353)	(339)
Increase in cash surrender value of bank owned life insurance	(2,242)	(1,585)	(1,550)
Death benefits in excess of cash surrender value of life insurance	(979)	—	—
FHLB advances early termination penalties	—	2,108	—
Net change in other assets and liabilities:
Accrued interest receivable	3,048	(14)	1,031
Accrued interest payable	(183)	(2,460)	1,718
Other assets	(940)	(19,391)	9,242
Other liabilities	(5,672)	(3,872)	(13,997)
Net cash provided by operating activities	99,431	75,432	105,186

INVESTING ACTIVITIES:
Net cash provided from branch divestiture	—	—	6,071
Purchases of available-for-sale debt securities	(211,545)	(298,878)	(445,681)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	230,457	251,930	455,823
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	9,139	9,009	2,667
Net change in outstanding warehouse lines of credit	112,246	(245,338)	(248,763)
Net change in other loans	207,115	(142,811)	(188,708)
Proceeds from redemption of Federal Home Loan Bank stock	7,086	22,434	3,513
Purchase of Federal Home Loan Bank stock	—	(9,000)	(2,277)
Proceeds from sales of other real estate owned	611	324	2,063
Proceeds from sale of bank premises and equipment	637	894	909
Purchase of bank owned life insurance, net of death benefits received	(28,901)	—	—
Investments in low-income housing tax partnerships	(14,507)	(6,998)	(7,941)
Net purchases of premises and equipment	(5,785)	(3,582)	(12,883)
Net cash provided by (used in) investing activities	306,553	(422,016)	(435,207)

FINANCING ACTIVITIES:
Net change in deposits	107,237	947,173	461,715
Net change in securities sold under agreements to repurchase and other short-term borrowings	79,941	43,409	(15,373)
Payments of Federal Home Loan Bank advances	(235,000)	(1,105,000)	(820,000)
Proceeds from Federal Home Loan Bank advances	25,000	590,000	760,000
FHLB advances early termination penalties	—	(2,108)	—
Payoff of subordinated note, net of common security interest	(40,000)	—	—
Repurchase of Class A Common Stock	(47,528)	(3,935)	(1,418)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	591	533	494
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(142)	—	(191)
Cash dividends paid	(24,699)	(23,204)	(21,377)
Net cash (used in) provided by financing activities	(134,600)	446,868	363,850

NET CHANGE IN CASH AND CASH EQUIVALENTS	271,384	100,284	33,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	485,587	385,303	351,474
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$756,971	$485,587	$385,303

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$5,849	$22,403	$43,039
Income taxes	20,069	24,926	17,383

SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$5,054	$5,463	$2,792
Transfers from loans to real estate acquired in settlement of loans	64	2,750	1,527
Loans provided for sales of other real estate owned	—	—	51
Transfers from loans held for investment to held for sale	—	—	131,881
Unfunded commitments in low-income-housing investments	10,000	10,000	18,800
Right-of-use assets recorded	1,354	14,144	41,726
Allowance for credit losses recorded upon adoption of ASC 326	—	7,241	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represented the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic repaid the subordinated note and redeemed the TPS at par without penalty.

As of December 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

The Company’s financial condition as of December 31, 2021 and 2020 and results of operations for the years ended December 31, 2021 and 2020 were impacted by the COVID-19 pandemic and the public’s response to it.

For additional discussion regarding the COVID-19 pandemic and its impact to the Company, see the following Footnotes in this section of the filing:

●	Footnote 4 “Loans and Allowance for Credit Losses”
●	Footnote 13 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2021, Republic had 42 full-service banking centers with locations as follows:

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

Cancelled TRS Sale Transaction

On May 13, 2021, the Bank entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Green Dot providing for the sale to Green Dot of substantially all of the assets and operations of the Bank’s Tax Refund Solutions business (the “Sale Transaction”).

On August 4, 2021, the Company disclosed that Green Dot had delayed the closing of the Sale Transaction, following a request to Green Dot from its primary regulator for information relating to the Sale Transaction and Green Dot’s subsequent decision to seek from its primary regulator the approval of or non-objection to, as applicable, the Sale Transaction before its consummation.

On October 4, 2021, Green Dot announced that it had been unable to obtain the Federal Reserve’s approval of or non-objection to the Sale Transaction and that, as a result, Green Dot would not consummate the Sale Transaction. On October 5, 2021, the Bank filed a lawsuit against Green Dot in the Delaware Court of Chancery (the “Court”), C.A. No. 2021-0854-SG, alleging breach of contract. In so doing, the Bank sought, among other relief, specific performance to require that Green Dot proceed with the Sale Transaction as the parties had agreed to in the Purchase Agreement.

On December 2, 2021, the Court denied the Bank’s expedited motion for summary judgment seeking the remedy of specific performance from Green Dot related to the Sale Transaction. As the basis for its ruling denying specific performance as a remedy in this case, the Court held that the risk of regulatory action, including criminal and civil penalties, against Green Dot, its officers, directors, employees, and agents in the event of specific performance outweighed the harm to the Bank resulting from Green Dot’s alleged breach of contract.

As a result of this ruling, the Bank concluded that the Sale Transaction would not be consummated, and on January 7, 2022, the Bank served Green Dot with a formal notice of termination of the Purchase Agreement. In response to the formal notice of termination, Green Dot paid the Termination Fee of $5 million to the Bank during the first quarter of 2022. The Bank maintains that the Bank’s notice of termination of the Purchase Agreement and corresponding payment of the $5 million Termination Fee does not release Green Dot from any liability, in addition to the Termination Fee, related to the Sale Transaction occurring before the Bank’s notice of termination.

Republic Payment Solutions — RPS is currently managed and operated within the TRS segment. The RPS division offers general-purpose reloadable prepaid cards as an issuing bank through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

●	RCS installment loan product – In December 2019, through RCS, the Bank began offering installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through two different third-party service providers. In one program, the Bank retains 100% of the receivables originated. In the other program, the Bank retains 100% of the receivables originated in some instances, and in other instances, sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

The Bank’s warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2021, 36% of collateral securing warehouse lines was located in California.

Earnings Concentration — For 2021, 2020, and 2019, approximately 24%, 23% and 25% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 13%, 14% and 14%, while the RCS segment accounting for 11%, 9% and 11% of total Company net revenues.

For 2021, 2020, and 2019, approximately 8%, 8% and 5% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Debt Securities — Debt securities are classified as AFS when they might be sold before maturity. AFS debt securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Debt securities are classified as HTM and carried at amortized cost less any applicable ACLS when management has the positive intent and ability to hold them to maturity.

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

Accrued interest on AFS debt securities totaled $1 million and $1 million as of December 31, 2021 and 2020 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $89,000 and $110,000 as of December 31, 2021 and 2020 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

Commitments to fund mortgage loans (“interest rate lock commitments”) to be sold into the secondary market and non-exchange traded mandatory forward sales contracts (“forward contracts”) for the future delivery of these mortgage loans or the purchase of TBA securities are accounted for as free-standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the Bank enters into the derivative. Generally, the Bank enters into forward contracts for the future delivery of mortgage loans or the purchase of TBA securities when interest rate lock commitments are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these mortgage derivatives are included in net gains on sales of loans, which is a component of Mortgage Banking income on the income statement.

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

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $3.3 million, $2.9 million and $2.5 million for the years ended December 31, 2021, 2020, and 2019. Late fees and ancillary fees related to loan servicing are considered nominal.

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

Consumer Loans Held for Sale, at Lower of Cost or Fair Value — RCS originates for sale 90% to 95% of the balances from its line-of-credit products and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $8 million and $11 million as of December 31, 2021 and 2020 and was reported as a component of other assets on the Company’s balance sheet.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, which are generally direct financing leases, are reported at their principal balance outstanding, including any lease residual amount, net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on a basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

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

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of Footnote 4 illustrates the Company’s loan portfolio by ACLL risk pool. This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. A one-year forecast adjustment to the historical loss rate is based on a forecast of the U.S. national unemployment rate, which has shown a relatively strong historical correlation to the Bank’s loan losses. For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method related to the Company’s CRE loan pool had no material impact on the Company’s ACLL. Subsequent to one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

Loans that do not share risk characteristics are evaluated on an individual basis, with the Company choosing to individually evaluate all TDRs. Loans evaluated individually are not included in the pooled evaluation but are instead evaluated under a discounted cash flow or collateral-dependent method. A collateral dependent method is used when foreclosure is probable, with expected credit losses based on the fair value of the collateral at the reporting date, adjusted for selling costs if appropriate.

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

Troubled Debt Restructurings — A TDR is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The Company measures the ACLL for TDRs individually using either a discounted cash-flow method or the collateral method, if the TDR is collateral dependent. TDRs whose ACLL is measured using a discounted cash flow method use the original pre-modification interest rate on the loan for discounting.

Generally, performing loans that have received a COVID-19 accommodation are not classified as TDRs.

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

Goodwill and Other Intangible Assets — Goodwill resulting from business acquisitions represents the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase combination and determined to have an indefinite useful life are not amortized but tested annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

The Company has selected September 30th as the date to perform its annual goodwill impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million as of December 31, 2021 and 2020 was not impaired and is properly recorded in the consolidated financial.

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

Restrictions on Cash and Cash Equivalents — Republic has historically been required by the FRB to maintain average reserve balances. Effective March 15, 2020, the FRB reduced the Bank’s reserve requirement ratio to zero percent, therefore, cash and due from banks on the consolidated balance sheet included no required reserve balances as of December 31, 2021 and 2020.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $4 million and $3 million as of December 31, 2021 and 2020.

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

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the year ended December 31, 2021 and through the date of this filing:

ASU. No.	Topic	Nature of Update	Date Adopted	Method of Adoption	Financial Statement Impact
2020-06

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

This ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas.

			January 1, 2022	Prospectively	Immaterial

2020-08	Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs	This ASU clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period.	January 1, 2021	Prospectively	Immaterial

2020-10	Codification Improvements

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

Accounting Standards Updates

There were no issued-but-not-yet-effective ASUs considered relevant and material to the Company’s financial statements since the Company’s most recently filed Form 10-Q or Form 10-K and through the date of this filing. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company filings, that ASU will not be subsequently redisclosed.

2.	INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$239,880	$473	$(2,894)	$—	$237,459
Private label mortgage-backed security	1,418	1,313	—	—	2,731
Mortgage-backed securities - residential	207,697	3,525	(473)	—	210,749
Collateralized mortgage obligations	29,947	377	(30)	—	30,294
Corporate bonds	10,000	46	—	—	10,046
Trust preferred security	3,684	163	—	—	3,847
Total available-for-sale debt securities	$492,626	$5,897	$(3,397)	$—	$495,126

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$245,204	$1,730	$(25)	$—	$246,909
Private label mortgage-backed security	1,707	1,250	—	—	2,957
Mortgage-backed securities - residential	203,786	7,419	(3)	—	211,202
Collateralized mortgage obligations	48,190	772	(10)	—	48,952
Corporate bonds	10,000	43	—	—	10,043
Trust preferred security	3,631	169	—	—	3,800
Total available-for-sale debt securities	$512,518	$11,383	$(38)	$—	$523,863

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$46	$—	$—	$46	$—
Collateralized mortgage obligations	9,080	158	—	9,238	—
Corporate bonds	34,975	263	(6)	35,232	(47)
Obligations of state and political subdivisions	245	3	—	248	—
Total held-to-maturity debt securities	$44,346	$424	$(6)	$44,764	$(47)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$99	$5	$—	$104	$—
Collateralized mortgage obligations	13,061	176	—	13,237	—
Corporate bonds	39,986	499	—	40,485	(178)
Obligations of state and political subdivisions	356	8	—	364	—
Total held-to-maturity debt securities	$53,502	$688	$—	$54,190	$(178)

Sales of Available-for-Sale Debt Securities

During 2021, 2020, and 2019 there were no material sales of AFS debt securities.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2021. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or early termination penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
December 31, 2021 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$30,058	$30,307	$120	$121
Due from one year to five years	199,822	197,616	35,100	35,359
Due from five years to ten years	20,000	19,582	—	—
Due beyond ten years	3,684	3,847	—	—
Private label mortgage-backed security	1,418	2,731	—	—
Mortgage-backed securities - residential	207,697	210,749	46	46
Collateralized mortgage obligations	29,947	30,294	9,080	9,238
Total debt securities	$492,626	$495,126	$44,346	$44,764

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of December 31, 2021 and 2020, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,138	$(2,622)	$9,728	$(272)	$186,866	$(2,894)
Mortgage-backed securities - residential	84,937	(473)	—	—	84,937	(473)
Collateralized mortgage obligations	4,495	(30)	—	—	4,495	(30)
Total available-for-sale debt securities	$266,570	$(3,125)	$9,728	$(272)	$276,298	$(3,397)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2020 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$59,971	$(25)	$—	$—	$59,971	$(25)
Mortgage-backed securities - residential	1,068	(3)	—	—	1,068	(3)
Collateralized mortgage obligations	2,788	(10)	—	—	2,788	(10)
Total available-for-sale debt securities	$63,827	$(38)	$—	$—	$63,827	$(38)

As of December 31, 2021, the Bank’s portfolio consisted of 173 securities, 29 of which were in an unrealized loss position.

As of December 31, 2020, the Bank’s portfolio consisted of 173 securities, 19 of which were in an unrealized loss position.

As of December 31, 2021 and 2020, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage Backed Securities and Collateralized Mortgage Obligations

As of December 31, 2021, with the exception of the $2.7 million private label mortgage-backed security, all other mortgage backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of December 31, 2021 and 2020, there were gross unrealized losses of $503,000 and $13,000 related to AFS mortgage backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.7 million as of December 31, 2021. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security in this section of the filing under Footnote 15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage-backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$1,462	$1,462	$1,613
Recovery of losses previously recorded	—	—	(151)
Balance, end of period	$1,462	$1,462	$1,462

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $1.4 million, which is the current gross amortized cost of the Bank’s remaining private label mortgage-backed security.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for 2021 and 2020 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Years Ended December 31,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	178	(131)	—	—	47	—	51	127	—	—	178

Total	$178	$(131)	$—	$—	$47	$—	$51	$127	$—	$—	$178

The Company decreased the ACLS on its HTM corporate bonds during 2021 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities on nonaccrual or past due over 89 days as of December 31, 2021 and 2020. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2021 and 2020.

There were no HTM debt securities considered collateral dependent as of December 31, 2021 and 2020.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2021	2020

Carrying amount	$319,650	$303,535
Fair value	319,808	303,611

Equity Securities

The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,500	—	(50)	2,450
Total equity securities with readily determinable fair values	$2,500	$170	$(50)	$2,620

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,500	23	—	2,523
Total equity securities with readily determinable fair values	$2,500	$583	$—	$3,083

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2021			Year Ended December 31, 2020
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(390)	$(390)	$—	$(154)	$(154)
Community Reinvestment Act mutual fund	—	(73)	(73)	—	49	49
Total equity securities with readily determinable fair value	$—	$(463)	$(463)	$—	$(105)	$(105)

3.	LOANS HELD FOR SALE

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$3,298	$598	$—
Origination of consumer loans held for sale	271,430	58,833	598
Proceeds from the sale of consumer loans held for sale	(260,730)	(57,814)	—
Net gain on sale of consumer loans held for sale	5,749	1,681	—
Balance, end of period	$19,747	$3,298	$598

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$1,478	$11,646	$12,838
Origination of consumer loans held for sale	610,750	460,040	709,768
Proceeds from the sale of consumer loans held for sale	(614,840)	(473,507)	(716,062)
Net gain on sale of consumer loans held for sale	5,549	3,299	5,102
Balance, end of period	$2,937	$1,478	$11,646

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2021	2020

Traditional Banking:
Residential real estate:
Owner occupied	$820,731	$879,800
Nonowner occupied	306,323	264,780
Commercial real estate	1,456,009	1,349,085
Construction & land development	129,337	98,674
Commercial & industrial	340,363	325,596
Paycheck Protection Program	56,014	392,319
Lease financing receivables	8,637	10,130
Aircraft	142,894	101,375
Home equity	210,578	240,640
Consumer:
Credit cards	14,510	14,196
Overdrafts	683	587
Automobile loans	14,448	30,300
Other consumer	1,432	8,167
Total Traditional Banking	3,501,959	3,715,649
Warehouse lines of credit*	850,550	962,796
Total Core Banking	4,352,509	4,678,445

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	50,987	23,765
Republic Credit Solutions	93,066	110,893
Total Republic Processing Group	144,053	134,658

Total loans**	4,496,562	4,813,103
Allowance for credit losses	(64,577)	(61,067)

Total loans, net	$4,431,985	$4,752,036

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans as of December 31, 2021 and 2020:

December 31, (in thousands)	2021	2020

Contractually receivable	$4,498,671	$4,821,062
Unearned income	(542)	(708)
Unamortized premiums	116	216
Unaccreted discounts	(641)	(988)
PPP net unamortized deferred origination fees and costs	(1,203)	(8,564)
Other net unamortized deferred origination fees and costs	161	2,085
Carrying value of loans	$4,496,562	$4,813,103

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of December 31, 2021, net PPP loans of $56 million remained on the Core Bank’s balance sheet, including $15 million in loan balances originated during 2020, $42 million in loan balances originated during 2021, and $1 million of yet-to-be-earned PPP lender fees reported as a credit offset to these originated balances.

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a lending facility secured by the PPP loans of the participating banks. As of December 31, 2021, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings differs slightly depending on whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, which would potentially cause a change in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE and C&D loans, the Bank’s CCAD assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD.

●	A senior officer meets at least monthly with commercial loan officers to discuss the status of past due loans and possible classified loans. These meetings are designed to give loan officers an opportunity to identify existing loans that should be downgraded.

●	Monthly, members of senior management along with managers of Commercial Lending, CCAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee meeting. The SAC reviews C&I and CRE loans graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified residential real estate and home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, deferrals or forbearance, troubled debt restructurings, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	During 2021 and 2020, members of senior management performed periodic reviews, no less than monthly, of loans whose borrowers were negatively impacted by the COVID-19 pandemic. These reviews included borrowers in industries particularly harmed by pandemic-driven restrictions, such as the hospitality industry.

●	All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The CCAD assigns the initial credit quality grade to warehouse facilities. Monthly, members of senior management review warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

On at least an annual basis, the Bank’s internal loan review department analyzes all individual loans with outstanding balances greater than $1 million that are internally classified as “Special Mention,” “Substandard,” “Doubtful” or “Loss.” In addition, on an annual basis, the Bank analyzes a sample of “Pass” rated loans.

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

Risk Grade 4 — Satisfactory/Monitored (Pass): Loans in this category are considered to be acceptable credit quality but contain greater credit risk than Satisfactory loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties.  These loans warrant a higher-than-average level of monitoring to ensure that weaknesses do not advance.  The level of risk in a Satisfactory/Monitored loan is within acceptable underwriting guidelines so long as the loan is given the proper level of management supervision.  All revolving lines of credit will be placed in this category if a borrowing base is to be implemented as a condition of approval for the loan.  Lastly, a start-up business venture will receive this rating due to the lack of any historical financial data.

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

Risk Grade 6 — Substandard: One or more of the following characteristics may be exhibited in loans classified as Substandard:

●	Loans that possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and very close attention is warranted to ensure that the loan is collected without loss.
●	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
●	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
●	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

●	Unusual courses of action are needed to maintain a high probability of repayment.
●	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.
●	The Bank is forced into a subordinated or unsecured position due to flaws in documentation.
●	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
●	There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Risk Grade 7 — Doubtful: One or more of the following characteristics may be present in loans classified as Doubtful:

●	Loans have all of the weaknesses of those classified as Substandard. However, based on existing conditions, these weaknesses make full collection of principal highly improbable.
●	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
●	The possibility of loss is high but because of certain important pending factors, which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Risk Grade 8 — Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified “Loss” when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

For all real estate and consumer loans, including small-dollar RPG loans, which do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 80 days or more past due or on nonaccrual are graded Substandard. Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross-collateralized with a classified C&I or CRE loan.

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

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$218,981	$213,010	$89,186	$50,301	$226,852	$—	$—	$798,330
Special Mention	301	—	—	33	8,209	—	—	8,543
Substandard	45	870	679	1,189	11,075	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—
Total	$219,327	$213,880	$89,865	$51,523	$246,136	$—	$—	$820,731

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$107,041	$65,947	$44,376	$29,292	$55,872	$—	$3,568	$306,096
Special Mention	—	—	—	—	132	—	—	132
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—
Total	$107,041	$65,947	$44,376	$29,292	$56,099	$—	$3,568	$306,323

Commercial real estate:
Risk Rating
Pass or not rated	$487,669	$260,182	$156,748	$94,212	$286,223	$—	$82,158	$1,367,192
Special Mention	20,059	2,399	29,639	11,207	18,778	—	—	82,082
Substandard	—	111	266	2,453	3,905	—	—	6,735
Doubtful	—	—	—	—	—	—	—	—
Total	$507,728	$262,692	$186,653	$107,872	$308,906	$—	$82,158	$1,456,009

Construction and land development:
Risk Rating
Pass or not rated	$89,078	$32,046	$2,599	$1,155	$265	$—	$—	$125,143
Special Mention	—	524	3,670	—	—	—	—	4,194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$89,078	$32,570	$6,269	$1,155	$265	$—	$—	$129,337

Commercial and industrial:
Risk Rating
Pass or not rated	$150,820	$44,481	$59,186	$18,110	$44,972	$—	$2,541	$320,110
Special Mention	15,365	1,921	785	34	1,956	—	—	20,061
Substandard	—	13	179	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$166,185	$46,415	$60,150	$18,144	$46,928	$—	$2,541	$340,363

Paycheck Protection Program:
Risk Rating
Pass or not rated	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014

Lease financing receivables:
Risk Rating
Pass or not rated	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637

Aircraft:
Risk Rating
Pass or not rated	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,429	$—	$208,429
Special Mention	—	—	—	—	—	279	—	279
Substandard	—	—	—	—	—	1,870	—	1,870
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,578	$—	$210,578

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$978	$417	$4,694	$4,326	$5,768	$14,613	$—	$30,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	61	194	—	—	277
Doubtful	—	—	—	—	—	—	—	—
Total	$978	$417	$4,716	$4,387	$5,962	$14,613	$—	$31,073

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,550	$—	$850,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,550	$—	$850,550

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$50,987	$—	$50,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$50,987	$—	$50,987

RCS:
Risk Rating
Pass or not rated	$5,524	$3,409	$1,642	$869	$3,699	$77,544	$—	$92,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	379	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$5,524	$3,409	$1,642	$869	$3,699	$77,923	$—	$93,066

Grand Total:
Risk Rating
Pass or not rated	$1,169,222	$679,039	$384,005	$208,648	$626,561	$1,202,123	$88,267	$4,357,865
Special Mention	35,725	4,844	34,094	11,274	29,075	279	—	115,291
Substandard	45	994	1,146	3,703	15,269	2,249	—	23,406
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,204,992	$684,877	$419,245	$223,625	$670,905	$1,204,651	$88,267	$4,496,562

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$268,313	$132,018	$82,754	$67,430	$301,366	$—	$—	$851,881
Special Mention	—	364	42	1,610	8,730	—	—	10,746
Substandard	394	1,423	1,331	614	13,411	—	—	17,173
Doubtful	—	—	—	—	—	—	—	—
Total	$268,707	$133,805	$84,127	$69,654	$323,507	$—	$—	$879,800

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$73,291	$63,102	$43,610	$45,759	$38,316	$—	$621	$264,699
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	81	—	—	81
Doubtful	—	—	—	—	—	—	—	—
Total	$73,291	$63,102	$43,610	$45,759	$38,397	$—	$621	$264,780

Commercial real estate:
Risk Rating
Pass or not rated	$315,550	$258,251	$166,542	$171,207	$315,336	$—	$55,949	$1,282,835
Special Mention	3,397	30,969	236	11,355	9,659	—	—	55,616
Substandard	2,596	349	—	987	3,899	—	2,803	10,634
Doubtful	—	—	—	—	—	—	—	—
Total	$321,543	$289,569	$166,778	$183,549	$328,894	$—	$58,752	$1,349,085

Construction and land development:
Risk Rating
Pass or not rated	$53,972	$31,756	$7,840	$701	$1,964	$—	$—	$96,233
Special Mention	—	2,397	—	—	—	—	—	2,397
Substandard	—	44	—	—	—	—	—	44
Doubtful	—	—	—	—	—	—	—	—
Total	$53,972	$34,197	$7,840	$701	$1,964	$—	$—	$98,674

Commercial and industrial:
Risk Rating
Pass or not rated	$105,985	$84,575	$33,391	$32,303	$46,697	$—	$1,040	$303,991
Special Mention	18,195	800	—	—	2,215	—	—	21,210
Substandard	383	12	—	—	—	—	—	395
Doubtful	—	—	—	—	—	—	—	—
Total	$124,563	$85,387	$33,391	$32,303	$48,912	$—	$1,040	$325,596

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2020	2020	2019	2018	2017	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$392,319	$—	$—	$—	$—	$—	$—	$392,319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$392,319	$—	$—	$—	$—	$—	$—	$392,319

Lease financing receivables:
Risk Rating
Pass or not rated	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,117	$3,663	$1,814	$2,847	$689	$—	$—	$10,130

Aircraft:
Risk Rating
Pass or not rated	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$55,823	$30,529	$13,804	$1,219	$—	$—	$—	$101,375

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$237,633	$—	$237,633
Special Mention	—	—	—	—	—	127	—	127
Substandard	—	—	—	—	—	2,880	—	2,880
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$240,640	$—	$240,640
Consumer:
Risk Rating
Pass or not rated	$425	$13,636	$8,563	$7,125	$8,648	$14,321	$—	$52,718
Special Mention	—	—	—	—	5	—	—	5
Substandard	—	32	49	229	212	5	—	527
Doubtful	—	—	—	—	—	—	—	—
Total	$425	$13,668	$8,612	$7,354	$8,865	$14,326	$—	$53,250

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$962,796	$—	$962,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$962,796	$—	$962,796

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$23,765	$—	$23,765
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$23,765	$—	$23,765

RCS:
Risk Rating
Pass or not rated	$27,683	$5,704	$2,485	$1,232	$19,095	$54,348	$—	$110,547
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	346	—	346
Doubtful	—	—	—	—	—	—	—	—
Total	$27,683	$5,704	$2,485	$1,232	$19,095	$54,694	$—	$110,893

Grand Total:
Risk Rating
Pass or not rated	$1,294,478	$623,234	$360,803	$329,823	$732,111	$1,292,863	$57,610	$4,690,922
Special Mention	21,592	34,530	278	12,965	20,609	127	—	90,101
Substandard	3,373	1,860	1,380	1,830	17,603	3,231	2,803	32,080
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,319,443	$659,624	$362,461	$344,618	$770,323	$1,296,221	$60,413	$4,813,103

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $48 million and $52 million as of December 31, 2021 and 2020. Approximately $28 million and $27 million of the outstanding Traditional Bank subprime loan portfolio as of December 31, 2021 and 2020 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates two short-term line-of-credit products, with the second product introduced in January 2021. The Bank sells 90% to 95% of the balances maintained through these products within three days of loan origination and retains a 5% to 10% interest. These products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these products totaled $26 million and $18 million as of December 31, 2021 and 2020.

Allowance for Credit Losses

The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2021, 2020, and 2019:

	ACLL Rollforward
	Years Ended December 31,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,715	$(1,461)	$—	$393	$8,647	$4,729	$4,199	$785	$(169)	$171	$9,715
Nonowner occupied	2,466	231	—	3	2,700	1,737	148	570	—	11	2,466
Commercial real estate	23,606	509	(428)	82	23,769	10,486	273	13,170	(795)	472	23,606
Construction & land development	3,274	854	—	—	4,128	2,152	1,447	(325)	—	—	3,274
Commercial & industrial	2,797	700	(86)	76	3,487	2,882	(1,318)	1,421	(310)	122	2,797
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	106	(15)	—	—	91	147	—	(41)	—	—	106
Aircraft	253	104	—	—	357	176	—	77	—	—	253
Home equity	4,990	(874)	(51)	46	4,111	2,721	1,652	516	(14)	115	4,990
Consumer:
Credit cards	929	107	(163)	61	934	1,020	33	111	(295)	60	929
Overdrafts	587	425	(641)	312	683	1,169	—	79	(886)	225	587
Automobile loans	399	(233)	(19)	39	186	612	(7)	(176)	(60)	30	399
Other consumer	577	(254)	(72)	63	314	374	307	(57)	(240)	193	577
Total Traditional Banking	49,699	93	(1,460)	1,075	49,407	28,205	6,734	16,130	(2,769)	1,399	49,699
Warehouse lines of credit	2,407	(281)	—	—	2,126	1,794	—	613	—	—	2,407
Total Core Banking	52,106	(188)	(1,460)	1,075	51,533	29,999	6,734	16,743	(2,769)	1,399	52,106

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	6,723	(10,256)	3,533	—	—	—	13,033	(19,575)	6,542	—
Other TRS loans	158	(40)	(51)	29	96	234	—	156	(234)	2	158
Republic Credit Solutions	8,803	8,444	(4,707)	408	12,948	13,118	—	1,219	(6,163)	629	8,803
Total Republic Processing Group	8,961	15,127	(15,014)	3,970	13,044	13,352	—	14,408	(25,972)	7,173	8,961

Total	$61,067	$14,939	$(16,474)	$5,045	$64,577	$43,351	$6,734	$31,151	$(28,741)	$8,572	$61,067

	ACLL Rollforward
	Year Ended December 31, 2019
	Beginning	Provision	Charge-		Ending
(in thousands)	Balance	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$6,035	$(1,087)	$(610)	$391	$4,729
Nonowner occupied	1,662	125	(73)	23	1,737
Commercial real estate	10,030	1,859	(1,407)	4	10,486
Construction & land development	2,555	(403)	—	—	2,152
Commercial & industrial	2,873	1,505	(1,505)	9	2,882
Lease financing receivables	158	(11)	—	—	147
Aircraft	91	85	—	—	176
Home equity	3,477	(764)	(64)	72	2,721
Consumer:
Credit cards	1,140	226	(402)	56	1,020
Overdrafts	1,102	1,155	(1,310)	222	1,169
Automobile loans	724	(42)	(79)	9	612
Other consumer	500	(204)	(263)	341	374
Total Traditional Banking	30,347	2,444	(5,713)	1,127	28,205
Warehouse lines of credit	1,172	622	—	—	1,794
Total Core Banking	31,519	3,066	(5,713)	1,127	29,999

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	10,643	(13,425)	2,782	—
Other TRS loans	107	606	(692)	213	234
Republic Credit Solutions	13,049	11,443	(12,566)	1,192	13,118
Total Republic Processing Group	13,156	22,692	(26,683)	4,187	13,352

Total	$44,675	$25,758	$(32,396)	$5,314	$43,351

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of December 31, 2021 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (in thousands)	2021	2020

Loans on nonaccrual status*	$20,504	$23,548
Loans past due 90-days-or-more and still on accrual**	48	47
Total nonperforming loans	20,552	23,595
Other real estate owned	1,792	2,499
Total nonperforming assets	$22,344	$26,094

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.46%	0.49%
Nonperforming assets to total loans (including OREO)	0.50	0.54
Nonperforming assets to total assets	0.37	0.42

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.47%	0.50%
Nonperforming assets to total loans (including OREO)	0.51	0.56
Nonperforming assets to total assets	0.40	0.45

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2021	2020	2021	2020

Traditional Banking:
Residential real estate:
Owner occupied	$12,039	$14,328	$—	$—
Nonowner occupied	95	81	—	—
Commercial real estate	6,557	6,762	—	—
Construction & land development	—	—	—	—
Commercial & industrial	13	55	—	—
Paycheck Protection Program		—	—
Lease financing receivables	—	—	—	—
Aircraft		—	—
Home equity	1,700	2,141	—	—
Consumer:
Credit cards	—	—	—	5
Overdrafts	—	—	1	—
Automobile loans	97	170	—	—
Other consumer	3	11	—	—
Total Traditional Banking	20,504	23,548	1	5
Warehouse lines of credit	—	—	—	—
Total Core Banking	20,504	23,548	1	5

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	47	42
Total Republic Processing Group	—	—	47	42

Total	$20,504	$23,548	$48	$47

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2021			December 31, 2021
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,944	$10,095	$12,039	$874
Nonowner occupied	31	64	95	6
Commercial real estate	4,105	2,452	6,557	154
Construction & land development	—	—	—	—
Commercial & industrial	—	13	13	3
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,700	1,700	152
Consumer	17	83	100	10
Total	$6,097	$14,407	$20,504	$1,199

* Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

				Year Ended
	As of December 31, 2020			December 31, 2020
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,995	$12,333	$14,328	$824
Nonowner occupied	8	73	81	11
Commercial real estate	576	6,186	6,762	857
Construction & land development	—	—	—	—
Commercial & industrial	—	55	55	17
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	91	2,050	2,141	94
Consumer	69	112	181	13
	$2,739	$20,809	$23,548	$1,816

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$606	$383	$610	$1,599	$819,132	$820,731
Nonowner occupied	—	—	—	—	306,323	306,323
Commercial real estate	—	—	5,292	5,292	1,450,717	1,456,009
Construction & land development	—	—	—	—	129,337	129,337
Commercial & industrial	8	—	13	21	340,342	340,363
Paycheck Protection Program	—	—	—	—	56,014	56,014
Lease financing receivables	—	—	—	—	8,637	8,637
Aircraft	—	—	—	—	142,894	142,894
Home equity	38	35	241	314	210,264	210,578
Consumer:
Credit cards	19	11	—	30	14,480	14,510
Overdrafts	160	3	1	164	519	683
Automobile loans	—	—	9	9	14,439	14,448
Other consumer	1	—	—	1	1,431	1,432
Total Traditional Banking	832	432	6,166	7,430	3,494,529	3,501,959
Warehouse lines of credit	—	—	—	—	850,550	850,550
Total Core Banking	832	432	6,166	7,430	4,345,079	4,352,509

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	50,987	50,987
Republic Credit Solutions	5,010	978	47	6,035	87,031	93,066
Total Republic Processing Group	5,010	978	47	6,035	138,018	144,053

Total	$5,842	$1,410	$6,213	$13,465	$4,483,097	$4,496,562
Delinquency ratio***	0.13%	0.03%	0.14%	0.30%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2020	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,038	$668	$1,554	$3,260	$876,540	$879,800
Nonowner occupied	—	—	—	—	264,780	264,780
Commercial real estate	—	348	5,109	5,457	1,343,628	1,349,085
Construction & land development	—	—	—	—	98,674	98,674
Commercial & industrial	—	—	12	12	325,584	325,596
Paycheck Protection Program	—	—	—	—	392,319	392,319
Lease financing receivables	—	—	—	—	10,130	10,130
Aircraft	—	—	—	—	101,375	101,375
Home equity	93	14	595	702	239,938	240,640
Consumer:
Credit cards	33	35	5	73	14,123	14,196
Overdrafts	140	5	2	147	440	587
Automobile loans	42	—	14	56	30,244	30,300
Other consumer	6	—	—	6	8,161	8,167
Total Traditional Banking	1,352	1,070	7,291	9,713	3,705,936	3,715,649
Warehouse lines of credit	—	—	—	—	962,796	962,796
Total Core Banking	1,352	1,070	7,291	9,713	4,668,732	4,678,445

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	23,765	23,765
Republic Credit Solutions	6,572	3,620	42	10,234	100,659	110,893
Total Republic Processing Group	6,572	3,620	42	10,234	124,424	134,658

Total	$7,924	$4,690	$7,333	$19,947	$4,793,156	$4,813,103
Delinquency ratio***	0.16%	0.10%	0.15%	0.41%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$14,798	$—	$17,212	$—
Nonowner occupied	95	—	81	—
Commercial real estate	6,736	—	10,205	—
Construction & land development	—	—	—	—
Commercial & industrial	—	192	—	12
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,976	—	2,899	—
Consumer	—	274	—	237
Total Traditional Banking	$23,605	$466	$30,397	$249

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

Impaired Loans

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019. The difference between the “Unpaid Principal Balance” and “Recorded Investment” columns represents life-to-date partial write downs/charge-offs taken on individual impaired credits.

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2021 and 2020, $6 million and $7 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,179	89	$7,856	152	$11,035
Commercial real estate	2	2,575	2	1,239	4	3,814
Commercial & industrial	2	45	1	1	3	46
Consumer	1	12	2,269	479	2,270	491
Total troubled debt restructurings	68	$5,811	2,361	$9,575	2,429	$15,386

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	61	$4,189	123	$11,041	184	$15,230
Commercial real estate	2	2,509	5	2,395	7	4,904
Construction & land development	—	—	1	44	1	44
Commercial & industrial	—	—	1	1	1	1
Consumer	1	14	2,194	585	2,195	599
Total troubled debt restructurings	64	$6,712	2,324	$14,066	2,388	$20,778

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of December 31, 2021 and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	82	$7,461	4	$303	86	$7,764
Principal deferral	7	729	—	—	7	729
Legal modification	48	2,100	11	442	59	2,542
Total residential TDRs	137	10,290	15	745	152	11,035

Commercial related and construction/land development loans:
Rate reduction	1	919	—	—	1	919
Principal deferral	5	477	1	2,464	6	2,941
Total commercial TDRs	6	1,396	1	2,464	7	3,860

Consumer loans:
Principal deferral	2,266	470	—	—	2,266	470
Legal modification	4	21	—	—	4	21
Total consumer TDRs	2,270	491	—	—	2,270	491

Total troubled debt restructurings	2,413	$12,177	16	$3,209	2,429	$15,386

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	1	$826	—	$—	1	$826
Rate reduction	101	9,526	6	370	107	9,896
Principal deferral	9	858	2	166	11	1,024
Legal modification	58	3,068	7	416	65	3,484
Total residential TDRs	169	14,278	15	952	184	15,230

Commercial related and construction/land development loans:
Interest only payments	1	488	—	—	1	488
Rate reduction	2	1,046	1	45	3	1,091
Principal deferral	4	906	1	2,464	5	3,370
Total commercial TDRs	7	2,440	2	2,509	9	4,949

Consumer loans:
Principal deferral	2,193	578	—	—	2,193	578
Legal modification	2	21	—	—	2	21
Total consumer TDRs	2,195	599	—	—	2,195	599

Total troubled debt restructurings	2,371	$17,317	17	$3,461	2,388	$20,778

As of December 31, 2021 and 2020, 79% and 83% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $2 million and $1 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2021 and 2020. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of December 31, 2021 and 2020.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2021, 2020, and 2019 that were modified during the years ended December 31, 2021, 2020, and 2019 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$159	—	$—	1	$159
Legal modification	9	309	5	272	14	581
Total residential TDRs	10	468	5	272	15	740

Commercial related and construction/land development loans:
Principal deferral	2	45	—	—	2	45
Total commercial TDRs	2	45	—	—	2	45

Consumer loans:
Principal deferral	621	92	—	—	621	92
Legal modification	2	4	—	—	2	4
Total consumer TDRs	623	96	—	—	623	96

Total troubled debt restructurings	635	$609	5	$272	640	$881

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2020 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	2	$53	1	$3	3	$56
Legal modification	15	701	3	131	18	832
Total residential TDRs	17	754	4	134	21	888

Commercial related and construction/land development loans:
Principal deferral	2	133	—	—	2	133
Total commercial TDRs	2	133	—	—	2	133

Consumer loans:
Principal deferral	486	71	—	—	486	71
Legal modification	1	14	—	—	1	14
Total consumer TDRs	487	85	—	—	487	85

Total troubled debt restructurings	506	$972	4	$134	510	$1,106

The tables above are inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2019 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	1	$365	—	$—	1	$365
Principal deferral	—	—	—	—	—	—
Legal modification	26	1,958	5	417	31	2,375
Total residential TDRs	27	2,323	5	417	32	2,740

Commercial related and construction/land development loans:
Rate reduction	2	1,423	—	—	2	1,423
Principal deferral	4	3,199	—	—	4	3,199
Legal modification	—	—	2	1,027	2	1,027
Total commercial TDRs	6	4,622	2	1,027	8	5,649

Consumer loans:
Principal deferral	1,279	201	—	—	1,279	201
Legal modification	1	9	—	—	1	9
Total consumer TDRs	1,280	210	—	—	1,280	210

Total troubled debt restructurings	1,313	$7,155	7	$1,444	1,320	$8,599

The table above is inclusive of loans that were TDRs at the end of previous years and were re-modified, e.g., a maturity date extension during the current year.

As of December 31, 2021, 2020, and 2019, 69%, 88% and 83% of the Bank’s TDR balances that occurred during the years ended December 31, 2021, 2020, and 2019 were performing according to their modified terms. The Bank provided approximately $45,000, $48,000 and $220,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2021, 2020, and 2019.

There was no significant change between the pre and post modification loan balances as of December 31, 2021, 2020, and 2019.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2021, 2020, and 2019 and for which there was a payment default during 2021, 2020, and 2019:

	Years Ended December 31,
	2021		2020		2019
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	5	$314	5	$218	4	$248
Commercial real estate	—	—	—	—	1	541
Commercial & industrial	—	—	—	—	2	1,027
Home equity	1	14	2	32	—	—
Consumer	—	—	—	—	1,279	201

Total	6	$328	7	$250	1,286	$2,017

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

As of December 31, 2021, $2 million, or less than 1% of the Company’s Traditional Bank portfolio remained under a COVID-19 hardship accommodation.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as of December 31, 2021 and 2020 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2021	2020

Residential real estate	$—	$496
Commercial real estate	1,792	2,003

Total other real estate owned	$1,792	$2,499

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2021 and 2020:

December 31, (in thousands)	2021	2020

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$508	$981

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2021, 2020, and 2019. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and the prior year’s tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for EAs matches the recovery of previously charged-off accounts.

Information regarding EAs follows:

	Years Ended
	December 31,
(dollars in thousands)	2021	2020	2019

Easy Advances originated	$250,045	$387,762	$388,970
Net charge to the Provision for Easy Advances	6,723	13,033	10,643
Provision to total Easy Advances originated	2.69%	3.36%	2.74%
Easy Advances net charge-offs	$6,723	$13,033	$10,643
Easy Advances net charge-offs to total Easy Advances originated	2.69%	3.36%	2.74%

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2021	2020

Land	$3,818	$4,303
Buildings and improvements	32,629	33,225
Furniture, fixtures and equipment	51,429	51,467
Leasehold improvements	22,430	21,921
Construction in progress	—	—
Total premises and equipment	110,306	110,916
Less: Accumulated depreciation and amortization	74,233	71,404
Premises and equipment, net	$36,073	$39,512

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Depreciation expense	$8,986	$9,725	$9,230

6.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of December 31, 2021, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 36 of its offices, with 14 such operating leases contracted with a related party of the Company. As of December 31, 2021, payments on 24 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company executed no new operating leases during 2021. The Company renewed a related-party lease on one of its Louisville, Kentucky banking centers during the fourth quarter of 2020 that commenced in January 2021 with a right-of-use asset value of $392,000. During the second quarter of 2021, the Company extended one third-party lease for an additional five years, with the extended term beginning during the third quarter of 2021 and valued at approximately $263,000. During the fourth quarter of 2021, the Company recorded two amendments to one related-party lease to add leased space, with these amendments valued at approximately $1.1 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2021, 2020, and 2019:

Years Ended December 31, (in thousands)	2021	2020	2019

Operating lease expense:
Related Party:
Variable lease expense	$4,921	$4,885	$4,690
Fixed lease expense	137	91	37
Third Party:
Variable lease expense	787	786	883
Fixed lease expense	1,372	1,617	1,505
Short-term lease expense	—	—	62
Total operating lease expense	$7,217	$7,379	$7,177

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,286	$7,254	$7,175
Short-term lease payments not included in the measurement of lease liabilities	—	—	62

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2021 and 2020:

December 31, (dollars in thousands)	2021	2020

Weighted average remaining term in years	7.57	8.37
Weighted average discount rate	3.05%	3.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2021:

Year (in thousands)	Related Party	Third Party	Total

2022	$4,767	$2,513	$7,280
2023	4,767	2,090	6,857
2024	4,633	1,558	6,191
2025	4,456	1,021	5,477
2026	3,504	883	4,387
Thereafter	12,696	1,908	14,604
Total undiscounted cash flows	$34,823	$9,973	$44,796
Discount applied to cash flows	(3,891)	(1,233)	(5,124)
Total discounted cash flows reported as operating lease liabilities	$30,932	$8,740	$39,672

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Beginning of period	$16,300	$16,300	$16,300
Acquired goodwill	—	—	—
Impairment	—	—	—
End of period	$16,300	$16,300	$16,300

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

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2021 and 2020, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

8.	INTEREST RATE SWAPS

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into two interest rate swap agreements (“swaps”) during 2013 as part of its interest rate risk management strategy. The Bank designated these swaps as cash flow hedges intended to reduce the variability in cash flows attributable to either FHLB advances tied to the 3-month LIBOR or the overall changes in cash flows on certain money market deposit accounts tied to the 1-month LIBOR. Both swaps matured in December 2020. The impact of these swap transactions on the consolidated statements of income and OCI during the years ended December 31, 2021, 2020, and 2019 is considered immaterial.

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2021 and 2020 is included in the following table:

		2021		2020
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$107,502	$5,786	$138,277	$12,545
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	16,423	(298)	—	—
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$123,925	$5,488	$138,277	$12,545

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	123,925	(5,488)	138,277	(12,545)
Total		$247,850	$—	$276,554	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $6.8 million and $13.3 million as of December 31, 2021 and 2020.

9.	DEPOSITS

The composition of the deposit portfolio follows:

December 31, (in thousands)	2021	2020

Core Bank:
Demand	$1,381,522	$1,217,263
Money market accounts	789,876	712,824
Savings	311,624	236,335
Individual retirement accounts (1)	43,724	47,889
Time deposits, $250 and over (1)	81,050	83,448
Other certificates of deposit (1)	154,174	199,214
Reciprocal money market and time deposits (1)	77,950	314,109
Brokered deposits (1)	—	25,010
Total Core Bank interest-bearing deposits	2,839,920	2,836,092
Total Core Bank noninterest-bearing deposits	1,579,173	1,503,662
Total Core Bank deposits	4,419,093	4,339,754

Republic Processing Group:
Money market accounts	9,717	6,673
Total RPG interest-bearing deposits	9,717	6,673

Brokered prepaid card deposits	320,907	257,856
Other noninterest-bearing deposits	90,701	128,898
Total RPG noninterest-bearing deposits	411,608	386,754
Total RPG deposits	421,325	393,427

Total deposits	$4,840,418	$4,733,181
(1)	Includes time deposits.

As of December 31, 2021, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2022	$199,167	0.53%
2023	70,017	2.42
2024	18,845	1.40
2025	4,004	0.51
2026	4,163	0.30
Thereafter	18	0.44
Total	$296,214	1.03

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

As of December 31, 2021 and 2020, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2021	2020

Outstanding balance at end of period	$290,967	$211,026
Weighted average interest rate at end of period	0.04%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$108,813	$60,059
Mortgage backed securities - residential	167,561	140,554
Collateralized mortgage obligations	33,441	29,656
Total securities pledged	$309,815	$230,269

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2021, 2020, and 2019 follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Average outstanding balance during the period	$231,430	$204,797	$236,883
Average interest rate during the period	0.03%	0.09%	0.51%
Maximum outstanding at any month end during the period	$432,047	$295,698	$276,927

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2021 and 2020, FHLB advances were as follows:

December 31, (in thousands)	2021	2020

Overnight advances	$25,000	$225,000
Fixed interest rate advances	—	10,000
Total FHLB advances	$25,000	$235,000

The Company incurred $2.1 million early termination penalties on the payoff of $60 million in FHLB advances during 2020, with no similar penalty incurred in 2021 or 2019.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of December 31, 2021 and 2020, Republic had available borrowing capacity of $900 million and $683 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million and $125 million available through various other financial institutions as of December 31, 2021 and 2020.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

Weighted
Average
Year (dollars in thousands)	Principal	Rate

2022	$25,000	0.14%
2023	—	—
2024	—	—
2025	—	—
2026	—	—
Total	$25,000	0.14%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2021	2020

Outstanding balance at end of period	$25,000	$225,000
Weighted average interest rate at end of period	0.14%	0.16%

Years Ended December 31, (dollars in thousands)	2021	2020	2019

Average outstanding balance during the period	$28,767	$25,546	$270,992
Average interest rate during the period	0.15%	0.81%	2.43%
Maximum outstanding at any month end during the period	$25,000	$250,000	$785,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2021	2020

First lien, single family residential real estate	$1,041,461	$1,048,236
Home equity lines of credit	186,396	208,944

12.	SUBORDINATED NOTE

In 2005, Republic Bancorp Capital Trust, an unconsolidated trust subsidiary of Republic, was formed and issued $40 million in TPS. The sole asset of RBCT represented the proceeds of the offering loaned to Republic in exchange for a subordinated note with similar terms to the TPS. On September 30, 2021, as permitted under the terms of RBCT’s governing documents, Republic repaid the subordinated note and redeemed the TPS at par without penalty.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2021	2020

Unused warehouse lines of credit	$565,950	$456,004
Unused home equity lines of credit	348,681	353,322
Unused loan commitments - other	828,229	775,128
Standby letters of credit	11,305	10,949
FHLB letter of credit	643	643
Total commitments	$1,754,808	$1,596,046

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

The following tables present a rollforward of the ACLC for years ended December 31, 2021 and 2020:

	ACLC Rollforward
	Years Ended December 31,
	2021					2020
	Beginning		Charge-		Ending	Beginning	ASC 326		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adoption	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$75	$—	$—	$154	$—	$55	$24	$—	$—	$79
Unused home equity lines of credit	173	74	—	—	247	—	89	84	—	—	173
Unused loan commitments - other	737	(86)	—	—	651	—	312	425	—	—	737

Total	$989	$63	$—	$—	$1,052	$—	$456	$533	$—	$—	$989

The Company decreased its ACLC during 2021 based on a decrease in the expected loss rate for its unused commitments.

14.	STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2022, the Bank could, without prior approval, declare dividends of approximately $118 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$878,488	17.47%	$402,327	8.00%	NA	NA
Republic Bank & Trust Company	861,815	17.14	402,184	8.00	$502,730	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	823,504	16.37	226,309	4.50	NA	NA
Republic Bank & Trust Company	806,831	16.05	226,228	4.50	326,774	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	823,504	16.37	301,745	6.00	NA	NA
Republic Bank & Trust Company	806,831	16.05	301,638	6.00	402,184	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	823,504	13.35	246,424	4.00	NA	NA
Republic Bank & Trust Company	806,831	13.10	246,334	4.00	307,917	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2020

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$896,053	18.52%	$387,163	8.00%	NA	NA
Republic Bank & Trust Company	796,114	16.46	386,842	8.00	$483,553	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	803,682	16.61	217,779	4.50	NA	NA
Republic Bank & Trust Company	743,743	15.38	217,599	4.50	314,309	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	843,682	17.43	290,372	6.00	NA	NA
Republic Bank & Trust Company	743,743	15.38	290,132	6.00	386,842	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	843,682	13.70	246,385	4.00	NA	NA
Republic Bank & Trust Company	743,743	12.11	245,723	4.00	307,154	5.00

15.	FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale debt securities: Except for the Bank’s U.S. Treasury securities, its private label mortgage-backed security, and its TRUP investment, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Bank’s U.S. Treasury securities are based on quoted market prices (Level 1 inputs) and considered highly liquid.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of December 31, 2021. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Appraisals for collateral-dependent loans, impaired premises and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or commercial real estate, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,112	$167,347	$—	$237,459
Private label mortgage-backed security	—	—	2,731	2,731
Mortgage-backed securities - residential	—	210,749	—	210,749
Collateralized mortgage obligations	—	30,294	—	30,294
Corporate bonds	—	10,046	—	10,046
Trust preferred security	—	—	3,847	3,847
Total available-for-sale debt securities	$70,112	$418,436	$6,578	$495,126

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,450	—	—	2,450
Total equity securities with readily determinable fair value	$2,450	$170	$—	$2,620

Mortgage loans held for sale	$—	$29,393	$—	$29,393
Consumer loans held for sale	—	—	19,747	19,747
Consumer loans held for investment	—	—	170	170
Rate lock loan commitments	—	1,404	—	1,404
Mandatory forward contracts	—	66	—	66
Interest rate swap agreements	—	5,786	—	5,786

Financial liabilities:
Interest rate swap agreements	$—	$5,786	$—	$5,786

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$66,634	$180,275	$—	$246,909
Private label mortgage-backed security	—	—	2,957	2,957
Mortgage-backed securities - residential	—	211,202	—	211,202
Collateralized mortgage obligations	—	48,952	—	48,952
Corporate bonds	—	10,043	—	10,043
Trust preferred security	—	—	3,800	3,800
Total available-for-sale debt securities	$66,634	$450,472	$6,757	$523,863

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$560	$—	$560
Community Reinvestment Act mutual fund	2,523	—	—	2,523
Total equity securities with readily determinable fair value	$2,523	$560	$—	$3,083

Mortgage loans held for sale	$—	$46,867	$—	$46,867
Consumer loans held for sale	—	—	3,298	3,298
Consumer loans held for investment	—	—	497	497
Rate lock loan commitments	—	4,540	—	4,540
Interest rate swap agreements	—	12,545	—	12,545

Financial liabilities:
Mandatory forward contracts	$—	$976	$—	$976
Interest rate swap agreements	—	12,545	—	12,545

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2021 and 2020.

The following table presents a reconciliation of the Bank’s Private Label Mortgage-Backed Security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2021, 2020, and 2019:

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$2,957	$3,495	$3,712
Total gains or losses included in earnings:
Net change in unrealized gain	63	(35)	(79)
Recovery of actual losses previously recorded	—	—	151
Principal paydowns	(289)	(503)	(289)
Balance, end of period	$2,731	$2,957	$3,495

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

The following tables present quantitative information about recurring Level 3 fair value measurements as of December 31, 2021 and 2020:

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,731	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,957	Discounted cash flow	(1) Constant prepayment rate	4.5% - 18.0%

			(2) Probability of default	1.8% - 9.0%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2021, 2020, and 2019:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$3,800	$4,000	$4,075
Total gains or losses included in earnings:
Discount accretion	53	56	42
Net change in unrealized gain	(6)	(256)	(117)
Balance, end of period	$3,847	$3,800	$4,000

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2021	2020

Aggregate fair value	$29,393	$46,867
Contractual balance	28,668	44,781
Unrealized gain	725	2,086

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2021, 2020, and 2019 are presented in the following table:

Years Ended December 31, (in thousands)	2021	2020	2019

Interest income	$1,081	$1,362	$697
Change in fair value	(1,361)	1,552	239
Total included in earnings	$(280)	$2,914	$936

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2021 and 2020.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$19,747	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2020 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$3,298	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

December 31, (in thousands)	2021	2020

Aggregate fair value	$19,747	$3,298
Contractual balance	19,633	3,284
Unrealized gain	114	14

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2021	2020	2019

Interest income	$7,708	$1,808	$13
Change in fair value	100	9	5
Total included in earnings	$7,808	$1,817	$18

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,626	$1,626
Commercial real estate	—	—	2,841	2,841
Home equity	—	—	378	378
Total collateral-dependent loans*	$—	$—	$4,845	$4,845

Other real estate owned:
Commercial real estate	$—	$—	$1,792	$1,792
Total other real estate owned	$—	$—	$1,792	$1,792

	Fair Value Measurements at
	December 31, 2020 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$3,860	$3,860
Commercial real estate	—	—	4,107	4,107
Home equity	—	—	395	395
Total collateral-dependent loans*	$—	$—	$8,362	$8,362

Other real estate owned:
Residential real estate	$—	$—	$2,003	$2,003
Total other real estate owned	$—	$—	$2,003	$2,003

Mortgage servicing rights	$—	$3,233	$—	$3,233

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2021 and 2020:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,626	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$2,841	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$378	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-4% (3%)

Other real estate owned - commercial real estate	$1,792	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2020 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$3,860	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (8%)

Collateral-dependent loans - commercial real estate	$4,107	Sales comparison approach	Adjustments determined for differences between comparable sales	7% - 31% (26%)

Collateral-dependent loans - home equity	$395	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-6% (5%)

Other real estate owned - commercial real estate	$2,003	Sales comparison approach	Adjustments determined for differences between comparable sales	26% (26%)

Collateral Dependent/Impaired Loans

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

Collateral-dependent/impaired loans are as follows:

December 31, (in thousands)	2021	2020

Carrying amount of loans measured at fair value	$4,928	$7,110
Estimated selling costs considered in carrying amount	842	1,252
Valuation allowance	(925)	—
Total fair value	$4,845	$8,362

Years Ended December 31, (in thousands)	2021	2020	2019

Provision on collateral-dependent loans	$960	$559	$3,039

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2021	2020	2019

Other real estate owned carried at fair value	$1,792	$2,003	$—
Other real estate owned carried at cost	—	496	113
Total carrying value of other real estate owned	$1,792	$2,499	$113
Other real estate owned write-downs during the years ended	$211	$105	$—

The carrying amounts and estimated exit price fair values of financial instruments, as of December 31, 2021 and 2020 follow:

		Fair Value Measurements at
		December 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$756,971	$756,971	$—	$—	$756,971
Available-for-sale debt securities	495,126	70,112	418,436	6,578	495,126
Held-to-maturity debt securities	44,299	—	44,764	—	44,764
Equity securities with readily determinable fair values	2,620	2,450	170	—	2,620
Mortgage loans held for sale, at fair value	29,393	—	29,393	—	29,393
Consumer loans held for sale, at fair value	19,747	—	—	19,747	19,747
Consumer loans held for sale, at the lower of cost or fair value	2,937	—	—	2,937	2,937
Loans, net	4,431,985	—	—	4,445,244	4,445,244
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,877	—	9,877	—	9,877
Mortgage servicing rights	9,196	—	11,540	—	11,540
Rate lock loan commitments	1,404	—	1,404	—	1,404
Mandatory forward contracts	66	—	66	—	66
Interest rate swap agreements	5,786	—	5,786	—	5,786

Liabilities:
Noninterest-bearing deposits	$1,990,781	—	$1,990,781	—	$1,990,781
Transaction deposits	2,553,423	—	2,553,423	—	2,553,423
Time deposits	296,214	—	298,236	—	298,236
Securities sold under agreements to repurchase and other short-term borrowings	290,967	—	290,967	—	290,967
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	159	—	159	—	159
Interest rate swap agreements	5,786	—	5,786	—	5,786

NA - Not applicable

		Fair Value Measurements at
		December 31, 2020:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$485,587	$485,587	$—	$—	$485,587
Available-for-sale debt securities	523,863	66,634	450,472	6,757	523,863
Held-to-maturity debt securities	53,324	—	54,190	—	54,190
Equity securities with readily determinable fair values	3,083	2,523	560	—	3,083
Mortgage loans held for sale, at fair value	46,867	—	46,867	—	46,867
Consumer loans held for sale, at fair value	3,298	—	—	3,298	3,298
Consumer loans held for sale, at the lower of cost or fair value	1,478	—	—	1,478	1,478
Loans, net	4,752,036	—	—	4,749,831	4,749,831
Federal Home Loan Bank stock	17,397	—	—	—	NA
Accrued interest receivable	12,925	—	12,925	—	12,925
Mortgage servicing rights	7,095	—	8,318	—	8,318
Rate lock loan commitments	4,540	—	4,540	—	4,540
Interest rate swap agreements	12,545	—	12,545	—	12,545

Liabilities:
Noninterest-bearing deposits	$1,890,416	—	$1,890,416	—	$1,890,416
Transaction deposits	2,444,361	—	2,444,361	—	2,444,361
Time deposits	398,404	—	404,773	—	404,773
Securities sold under agreements to repurchase and other short-term borrowings	211,026	—	211,026	—	211,026
Federal Home Loan Bank advances	235,000	—	235,009	—	235,009
Subordinated note	41,240	—	31,071	—	31,071
Accrued interest payable	342	—	342	—	342
Mandatory forward contracts	976	—	976	—	976
Interest rate swap agreements	12,545	—	12,545	—	12,545

NA - Not applicable

16.	MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$46,867	$19,224	$8,971
Origination of mortgage loans held for sale	680,714	782,939	356,097
Proceeds from the sale of mortgage loans held for sale	(717,847)	(788,475)	(354,660)
Net gain on sale of mortgage loans held for sale	19,659	33,179	8,816
Balance, end of period	$29,393	$46,867	$19,224

Mortgage loans serviced for others are not reported as assets. The following table provides information for loans serviced by the Bank for the FHLMC and FNMA as of December 31, 2021 and 2020:

December 31, (in thousands)	2021	2020

FHLMC	$1,004,199	$949,249
FNMA	378,942	327,955
Total	$1,383,141	$1,277,204

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $14 million and $20 million as of December 31, 2021 and 2020.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2021	2020	2019

Net gain realized on sale of mortgage loans held for sale	$23,114	$28,721	$8,013
Net change in fair value recognized on loans held for sale	(1,361)	1,552	239
Net change in fair value recognized on rate lock loan commitments	(3,136)	3,751	433
Net change in fair value recognized on forward contracts	1,042	(845)	131
Net gain recognized	19,659	33,179	8,816

Loan servicing income	3,288	2,924	2,506
Amortization of mortgage servicing rights	(3,453)	(3,756)	(1,823)
Change in mortgage servicing rights valuation allowance	500	(500)	—
Net servicing income recognized	335	(1,332)	683
Total Mortgage Banking income	$19,994	$31,847	$9,499

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$7,095	$5,888	$4,919
Additions	5,054	5,463	2,792
Amortized to expense	(3,453)	(3,756)	(1,823)
Change in valuation allowance	500	(500)	—
Balance, end of period	$9,196	$7,095	$5,888

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Beginning valuation allowance	$500	$—	$—
Charge during the period	(500)	500	—
Ending valuation allowance	$—	$500	$—

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2021	2020

Fair value of mortgage servicing rights portfolio	$11,540	$8,318
Monthly weighted average prepayment rate of unpaid principal balance*	208%	308%
Discount rate	10.15%	10.08%
Weighted average foreclosure rate	0.19%	0.44%
Weighted average life in years	5.93	4.85

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2022	$1,493
2023	1,489
2024	1,473
2025	1,357
2026	1,141
2027	866
Thereafter	1,377
Total	$9,196

Mortgage Banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date or to purchase TBA securities and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Interest rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

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

The Bank is exposed to interest rate risk on loans held for sale and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held for sale and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans or purchase TBA securities. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans held for sale and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans held for sale due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including: market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2021		2020
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$28,668	$29,393	$44,781	$46,867

Included in other assets:
Rate lock loan commitments	$56,736	$1,404	$105,395	$4,540
Mandatory forward contracts	70,812	66	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$136,236	$976

17.	STOCK PLANS AND STOCK BASED COMPENSATION

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2021	2020	2019

Risk-free interest rate	0.20%	0.44%	1.85%
Expected dividend yield	3.18%	3.53%	2.25%
Expected stock price volatility	31.71%	23.71%	20.11%
Expected life of options (in years)	4	5	5
Estimated fair value per share	$6.26	$4.06	$7.12

The following table summarizes stock option activity from January 1, 2020 through December 31, 2021:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, January 1, 2020	311,450	$36.43
Granted	285,995	32.37
Exercised	(64,850)	24.44
Forfeited or expired	(26,650)	35.95
Outstanding, December 31, 2020	505,945	$35.70	3.48	$1,925,343

Outstanding, January 1, 2021	505,945	$35.70
Granted	53,757	36.36
Exercised	(72,350)	24.60
Forfeited or expired	(26,850)	35.37
Outstanding, December 31, 2021	460,502	$37.54	3.08	$6,126,647

Unvested	457,002	$37.57	3.08	$6,066,094
Exercisable (vested) at December 31, 2021	3,500	$33.54	0.49	$60,553

Information related to the stock options during each year follows:

Years Ended December 31,	2021	2020	2019

Intrinsic value of options exercised	$1,335	$634	$2,249
Cash received from options exercised, net of shares redeemed	(142)	210	(191)

Loan balances of non-executive officer employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2021	2020

Outstanding loans	$239	$390

Restricted Stock Awards

Restricted stock awards generally vest within six years after issue, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes restricted stock activity from January 1, 2020 through December 31, 2021:

	Restricted
	Stock Awards	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2020	41,110	$37.37
Granted	1,218	34.02
Forfeited	—	—
Earned and issued	(2,828)	30.77
Outstanding, December 31, 2020	39,500	$38.56

Outstanding, January 1, 2021	39,500	$38.56
Granted	26,473	41.43
Forfeited	(2,000)	38.30
Earned and issued	(7,914)	44.28
Outstanding, December 31, 2021	56,059	$39.12

Unvested	56,059	$39.12

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally five to six years.

Performance Stock Units

The Company first granted PSUs under the 2015 Plan in January 2016. Half of the shares underlying these PSUs were earned and issued in the first quarter of 2019. The remaining half of the shares underlying these PSUs were earned and issued during the first quarter of 2020.

On, January 27, 2021, the Company granted PSUs to certain executive officers. These granted PSUs were subsequently forfeited, as their performance criteria were not met.

The following table summarizes PSU activity from January 1, 2020 through December 31, 2021:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2020	23,000	$23.08
Granted	—	—
Forfeited	—	—
Earned and issued	(23,000)	23.08
Outstanding, December 31, 2020	—	$—

Outstanding, January 1, 2021	—	$—
Granted	10,667	36.29
Forfeited	(10,667)	36.29
Earned and issued	—	—
Outstanding, December 31, 2021	—	$—

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2021, 2020, and 2019 as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Stock option expense	$574	$463	$364
Restricted stock award expense	738	396	728
Performance stock unit expense	129	—	(57)
Total expense	$1,441	$859	$1,035

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2022	$590	$462	$1,053
2023	472	484	957
2024	96	378	475
2025	18	84	103
2026	2	28	30
2027 and beyond	—	11	11
Total	$1,178	$1,447	$2,629

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2020	67,363	$27.65
Deferred fees and dividend equivalents converted to stock units	13,930	32.20
Stock units converted to Class A Common Shares	(4,967)	44.58
Outstanding, December 31, 2020	76,326	$27.38

Outstanding, January 1, 2021	76,326	$27.38
Deferred fees and dividend equivalents converted to stock units	14,371	46.28
Stock units converted to Class A Common Shares	(3,897)	39.09
Outstanding, December 31, 2021	86,800	$29.98

Vested	86,800	$29.98

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Director deferred compensation expense	$417	$352	$213

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2020	23,378	$41.75
Deferred base salaries and dividend equivalents converted to stock units	12,754	32.17
Matching stock units credited	12,754	32.17
Matching stock units forfeited	—	—
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2020	48,886	$37.37

Outstanding, January 1, 2021	48,886	$37.37
Deferred base salaries and dividend equivalents converted to stock units	9,186	47.69
Matching stock units credited	9,138	47.69
Matching stock units forfeited	(1,892)	47.92
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2021	65,318	$39.96

Vested	48,120	$39.96
Unvested	17,198	$39.96

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2021	2020	2019

Key-employee - base salary	$429	$408	$319
Key-employee - employer match	178	158	49
Total	$607	$566	$368

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at:

●	90% of its fair market value on the last day of the three-month offering periods ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019; and
●	85% of fair market value on the last day of the three-month offering periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2021	2020	2019

ESPP expense	$104	$94	$49

18.	BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Employer matching contributions	$3,373	$3,205	$3,185
Discretionary employer bonus matching contributions	—	117	207

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million and $2 million as of December 31, 2021 and 2020. Expense under the SERP was $232,000, $34,000, and $97,000 for the years ended December 31, 2021, 2020, and 2019.

19.	INCOME TAXES

Allocation of federal and state income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Current expense:
Federal	$19,122	$25,762	$18,906
State	4,116	2,450	1,751

Deferred expense:
Federal	(246)	(7,249)	1,880
State	560	(1,576)	(1,043)
Total	$23,552	$19,387	$21,494

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2021	2020	2019

Federal corporate tax rate	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	3.35	1.43	1.43
General business tax credits	(1.80)	(2.01)	(1.14)
Nontaxable income	(1.09)	(0.75)	(0.85)
Reversal of valuation allowance/establishment of net operating loss DTA	—	(0.04)	(0.74)
Tax benefit of vesting employee benefits	(0.20)	(0.15)	(0.42)
Deferred tax asset due to KY HB354	—	(0.97)	(0.20)
Other, net	0.08	0.38	(0.09)
Effective tax rate	21.34	18.89	18.99

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2021	2020

Deferred tax assets:
Allowance for credit losses	$16,071	$14,999
Operating lease liabilities	9,884	10,911
Accrued expenses	5,721	5,062
Net operating loss carryforward(1)	1,550	2,577
Acquisition fair value adjustments	124	181
Other-than-temporary impairment	402	448
Paycheck Protection Program Fees	337	2,159
Other	2,079	1,655
Total deferred tax assets	36,168	37,992

Deferred tax liabilities:
Right of use assets - operating leases	(9,673)	(10,667)
Depreciation and amortization	(3,682)	(3,612)
Federal Home Loan Bank dividends	(709)	(1,161)
Deferred loan costs	(2,275)	(2,235)
Lease Financing Receivables	(2,094)	(2,154)
Mortgage servicing rights	(2,291)	(1,746)
Unrealized investment securities gains	(625)	(2,836)
Bargain purchase gain	—	(659)
Total deferred tax liabilities	(21,349)	(25,070)

Less: Valuation allowance	—	—
Net deferred tax asset	$14,819	$12,922
(1)	The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $6.6 million (federal) and $3.9 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. Finally, the Company has state AMT credit carryforwards of $15,000 with no expiration date and a state tax credit carryforward of $142,000 that is expected to be fully utilized in 2022.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Balance, beginning of period	$1,941	$1,707	$1,327
Additions based on tax related to the current period	433	455	364
Additions for tax positions of prior periods	253	24	55
Reductions for tax positions of prior periods	—	(72)	—
Reductions due to the statute of limitations	(436)	(82)	(39)
Settlements	—	(91)	—
Balance, end of period	$2,191	$1,941	$1,707

Of the 2021 total, $1.8 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2021, 2020, and 2019 and accrued on the balance sheets as of December 31, 2021, 2020, and 2019 are presented below:

Years Ended December 31, (in thousands)	2021	2020	2019

Interest and penalties recorded in the income statement as a component of income tax expense	$267	$57	$173
Interest and penalties accrued on balance sheet	777	510	514

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2017.

Low Income Housing Tax Credits

The Company is a limited partner in several low-income housing partnerships whose purpose is to invest in qualified affordable housing. The Company expects to recover its remaining investments in these partnerships through the use of tax credits that are generated by the investments.

The following table summarizes information related to the Company’s qualified low-income housing investments and commitments:

December 31, (in thousands)		2021		2020
			Unfunded		Unfunded
Investment	Accounting Method	Investment	Commitment	Investment	Commitment
Low income housing tax credit investments - Gross	Proportional amortization	$33,417	$23,383	$18,909	$27,891
Life-to-date amortization		(6,181)	NA	(2,701)	NA
Low income housing tax credit investments - Net		$27,236	$23,383	$16,208	$27,891

20.	EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2021	2020	2019

Net income	$86,789	$83,246	$91,699
Dividends declared on Common Stock:
Class A Shares	(22,451)	(21,433)	(19,771)
Class B Shares	(2,435)	(2,288)	(2,121)
Undistributed net income for basic earnings per share	61,903	59,525	69,807
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(100)	(35)	(118)
Undistributed net income for diluted earnings per share	$61,803	$59,490	$69,689

Weighted average shares outstanding:
Class A Shares	18,497	18,838	18,813
Class B Shares	2,178	2,201	2,210
Effect of dilutive securities on Class A Shares outstanding	82	30	112
Weighted average shares outstanding including dilutive securities	20,757	21,069	21,135

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.23	$1.14	$1.06
Undistributed earnings per share*	3.02	2.86	3.35
Total basic earnings per share - Class A Common Stock	$4.25	$4.00	$4.41

Class B Common Stock:
Per share dividends distributed	$1.12	$1.04	$0.96
Undistributed earnings per share*	2.75	2.60	3.05
Total basic earnings per share - Class B Common Stock	$3.87	$3.64	$4.01

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.23	$1.14	$1.06
Undistributed earnings per share*	3.01	2.85	3.33
Total diluted earnings per share - Class A Common Stock	$4.24	$3.99	$4.39

Class B Common Stock:
Per share dividends distributed	$1.12	$1.04	$0.96
Undistributed earnings per share*	2.73	2.59	3.03
Total diluted earnings per share - Class B Common Stock	$3.85	$3.63	$3.99

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2021	2020	2019

Antidilutive stock options	144,000	338,995	154,750
Average antidilutive stock options	142,625	282,489	151,260

21.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Executive Chair/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2021 were as follows:

(in thousands)

Beginning balance	$15,720
Effect of changes in composition of related parties	(3,338)
New loans	5,306
Repayments	(10,240)
Ending balance	$7,448

Deposits from executive officers, directors, and their affiliates totaled $123 million and $124 million as of December 31, 2021 and 2020.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chair, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million and $2 million as of December 31, 2021 and 2020.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2021 and 2020, the unreimbursed portion was $340,000 and $440,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2021	2020	2019

Available-for-Sale Debt Securities:
Unrealized gains and (losses) on AFS debt securities	$(8,908)	$7,147	$5,689
Unrealized gain (loss) of AFS debt security for which a portion of OTTI has been recognized in earnings	63	(35)	(79)
Net unrealized (losses) gains	(8,845)	7,112	5,610
Tax effect	2,210	(1,778)	(1,348)
Net of tax	(6,635)	5,334	4,262

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	—	(177)	(199)
Reclassification amount for net derivative losses realized in income	—	281	(20)
Net gains (losses)	—	104	(219)
Tax effect	—	(27)	52
Net of tax	—	77	(167)

Total other comprehensive (loss) income components, net of tax	$(6,635)	$5,411	$4,095

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2021, 2020, and 2019:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income (Loss)
Years Ended December 31, (in thousands)	Statements of Income	2021	2020	2019

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	—	(138)	10
Interest rate swap on FHLB advance	Interest expense on FHLB advances	—	(143)	10
Total derivative losses on cash flow hedges	Total interest expense	—	(281)	20
Tax effect	Income tax expense	—	70	(5)
Net of tax	Net income	—	(211)	15

The following is a summary of the accumulated OCI balances, net of tax:

		2021
(in thousands)	December 31, 2020	Change	December 31, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(6,681)	$890
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	46	984
Total unrealized gain (loss)	$8,509	$(6,635)	$1,874

		2020
(in thousands)	December 31, 2019	Change	December 31, 2020

Unrealized gain on AFS debt securities	$2,211	$5,360	$7,571
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	964	(26)	938
Unrealized (loss) gain on cash flow hedges	(77)	77	—
Total unrealized gain	$3,098	$5,411	$8,509

23.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2021	2020

Assets:

Cash and cash equivalents	$16,881	$100,524
Security available for sale	3,847	3,800
Investment in bank subsidiary	817,270	761,929
Investment in non-bank subsidiaries	2,409	3,518
Other assets	3,966	3,203

Total assets	$844,373	$872,974

Liabilities and Stockholders’ Equity:

Subordinated note	$—	$41,240
Other liabilities	10,141	8,411
Stockholders’ equity	834,232	823,323

Total liabilities and stockholders’ equity	$844,373	$872,974

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2021	2020	2019

Income and expenses:

Dividends from subsidiary	$28,300	$25,980	$24,249
Interest income	143	182	250
Other income	53	57	54
Less: Interest expense	507	1,000	1,620
Less: Other expenses	760	691	511

Income before income tax benefit	27,229	24,528	22,422
Income tax benefit	245	344	1,213

Income before equity in undistributed net income of subsidiaries	27,474	24,872	23,635
Equity in undistributed net income of subsidiaries	59,315	58,374	68,064

Net income	$86,789	$83,246	$91,699

Comprehensive income	$80,154	$88,657	$95,794

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2021	2020	2019

Operating activities:

Net income	$86,789	$83,246	$91,699
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(53)	(56)	(42)
Equity in undistributed net income of subsidiaries	(59,315)	(58,374)	(68,064)
Director deferred compensation - Parent Company	347	181	139
Change in other assets	(736)	1,609	(25)
Change in other liabilities	1,694	54	842
Net cash provided by operating activities	28,726	26,660	24,549

Investing activities:

Investment in subsidiary bank	(591)	(533)	(494)
Net cash used in investing activities	(591)	(533)	(494)

Financing activities:

Common Stock repurchases	(47,528)	(3,935)	(1,418)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	591	533	494
Net proceeds from Common Stock options exercised	(142)	—	(191)
Payoff of subordinated note, net of common security interest	(40,000)	—	—
Cash dividends paid	(24,699)	(23,204)	(21,377)
Net cash used in financing activities	(111,778)	(26,606)	(22,492)

Net change in cash and cash equivalents	(83,643)	(479)	1,563

Cash and cash equivalents at beginning of period	100,524	101,003	99,440

Cash and cash equivalents at end of period	$16,881	$100,524	$101,003

24. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$157,249	$25,218	$1,081	$183,548	$15,837	$21,209	$37,046	$220,594

Noninterest income:
Service charges on deposit accounts	12,506	57	—	12,563	(10)	—	(10)	12,553
Net refund transfer fees	—	—	—	—	20,248	—	20,248	20,248
Mortgage banking income (1)	—	—	19,994	19,994	—	—	—	19,994
Interchange fee income	12,777	—	—	12,777	285	—	285	13,062
Program fees (1)	—	—	—	—	3,171	11,350	14,521	14,521
Increase in cash surrender value of BOLI (1)	2,242	—	—	2,242	—	—	—	2,242
Death benefits in excess of cash surrender value of life insurance (1)	979	—	—	979	—	—	—	979
Net gains (losses) on OREO	(160)	—	—	(160)	—	—	—	(160)
Other	3,148	—	191	3,339	81	—	81	3,420
Total noninterest income	31,492	57	20,185	51,734	23,775	11,350	35,125	86,859

Total net revenue	$188,741	$25,275	$21,266	$235,282	$39,612	$32,559	$72,171	$307,453

Net-revenue concentration (2)	61%	8%	7%	76%	13%	11%	24%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Noninterest income:
Service charges on deposit accounts	11,571	63	—	11,634	(19)	—	(19)	11,615
Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income (1)	—	—	31,847	31,847	—	—	—	31,847
Interchange fee income	10,978	—	—	10,978	210	—	210	11,188
Program fees (1)	—	—	—	—	2,193	4,902	7,095	7,095
Increase in cash surrender value of BOLI (1)	1,585	—	—	1,585	—	—	—	1,585
Net gains (losses) on OREO	(40)	—	—	(40)	—	—	—	(40)
Other	3,310	(39)	103	3,374	92	—	92	3,466
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total net revenue	$186,785	$25,981	$33,312	$246,078	$45,745	$27,545	$73,290	$319,368

Net-revenue concentration (2)	59%	8%	10%	77%	14%	9%	23%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Noninterest income:
Service charges on deposit accounts	14,153	44	—	14,197	—	—	—	14,197
Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income (1)	—	—	9,499	9,499	—	—	—	9,499
Interchange fee income	11,600	—	—	11,600	259	—	259	11,859
Program fees (1)	—	—	—	—	437	4,275	4,712	4,712
Increase in cash surrender value of BOLI (1)	1,550	—	—	1,550	—	—	—	1,550
Net gains (losses) on OREO	540	—	—	540	—	—	—	540
Gain on branch divestiture(1)	7,829	—	—	7,829	—	—	—	7,829
Other	2,881	(90)	213	3,004	1	659	660	3,664
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total net revenue	$206,629	$15,755	$10,409	$232,793	$43,481	$34,860	$78,341	$311,134

Net-revenue concentration (2)	67%	5%	3%	75%	14%	11%	25%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check printed at a tax office, direct deposit to the taxpayer’s personal bank account, or loaded to a prepaid card.

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

As of December 31, 2021, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Segment information for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Year Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$157,249	$25,218	$1,081	$183,548	$15,837	$21,209	$37,046	$220,594

Provision for expected credit loss expense	(38)	(281)	—	(319)	6,683	8,444	15,127	14,808

Net refund transfer fees	—	—	—	—	20,248	—	20,248	20,248
Mortgage banking income	—	—	19,994	19,994	—	—	—	19,994
Program fees	—	—	—	—	3,171	11,350	14,521	14,521
Other noninterest income	31,492	57	191	31,740	356	—	356	32,096
Total noninterest income	31,492	57	20,185	51,734	23,775	11,350	35,125	86,859

Total noninterest expense	145,376	4,210	12,356	161,942	16,344	4,018	20,362	182,304

Income before income tax expense	43,403	21,346	8,910	73,659	16,585	20,097	36,682	110,341
Income tax expense	7,681	4,962	1,960	14,603	3,964	4,985	8,949	23,552

Net income	$35,722	$16,384	$6,950	$59,056	$12,621	$15,112	$27,733	$86,789

Period-end assets	$4,717,836	$850,703	$43,929	$5,612,468	$371,647	$109,517	$481,164	$6,093,632

Net interest margin	3.18%	3.37%	NM	3.20%	NM	NM	NM	3.75%

Net-revenue concentration*	61%	8%	7%	76%	13%	11%	24%	100%

	Year Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Provision for expected credit loss expense	16,257	613	—	16,870	13,189	1,219	14,408	31,278

Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income	—	—	31,847	31,847	—	—	—	31,847
Program fees	—	—	—	—	2,193	4,902	7,095	7,095
Other noninterest income	27,404	24	103	27,531	283	—	283	27,814
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total noninterest expense	149,061	4,387	10,760	164,208	17,514	3,735	21,249	185,457

Income before income tax expense	21,467	20,981	22,552	65,000	15,042	22,591	37,633	102,633
Income tax expense	1,395	4,721	4,736	10,852	3,323	5,212	8,535	19,387

Net income	$20,072	$16,260	$17,816	$54,148	$11,719	$17,379	$29,098	$83,246

Period-end assets	$4,750,460	$962,692	$62,400	$5,775,552	$285,612	$107,161	$392,773	$6,168,325

Net interest margin	3.42%	3.19%	NM	3.39%	NM	NM	NM	4.10%

Net-revenue concentration*	59%	8%	10%	77%	14%	9%	23%	100%

	Year Ended December 31, 2019
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$168,076	$15,801	$697	$184,574	$21,626	$29,926	$51,552	$236,126

Provision for expected credit loss expense	2,444	622	—	3,066	11,249	11,443	22,692	25,758

Net refund transfer fees	—	—	—	—	21,158	—	21,158	21,158
Mortgage banking income	—	—	9,499	9,499	—	—	—	9,499
Program fees	—	—	—	—	437	4,275	4,712	4,712
Gain on branch divestiture	7,829	—	—	7,829	—	—	—	7,829
Other noninterest income	30,724	(46)	213	30,891	260	659	919	31,810
Total noninterest income	38,553	(46)	9,712	48,219	21,855	4,934	26,789	75,008

Total noninterest expense	143,671	3,268	6,112	153,051	16,539	2,593	19,132	172,183

Income before income tax expense	60,514	11,865	4,297	76,676	15,693	20,824	36,517	113,193
Income tax expense	9,651	2,670	902	13,223	3,454	4,817	8,271	21,494
Net income	$50,863	$9,195	$3,395	$63,453	$12,239	$16,007	$28,246	$91,699

Period-end assets	$4,684,116	$717,994	$26,469	$5,428,579	$86,849	$104,891	$191,740	$5,620,319

Net interest margin	3.76%	2.42%	NM	3.61%	NM	NM	NM	4.46%

Net-revenue concentration*	67%	5%	3%	75%	14%	11%	25%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

26.	2019 BRANCH DIVESTITURE

In July 2019, the Bank entered into a definitive agreement to sell its four banking centers located in the Kentucky cities of Owensboro, Elizabethtown, and Frankfort to Limestone Bank, a subsidiary of Limestone Bancorp, Inc. The agreement provided that Limestone acquire loans with balances of approximately $128 million as of November 15, 2019 and assume deposits with balances of approximately $132 million as of the Closing Date, associated with the four banking centers.

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

The Company operated its divested branches for 10.5 months during 2019.

27.	SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2021 and 2020.

	2021
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter (1)

Interest income	$51,379	$53,772	$51,552	$69,557
Interest expense	1,038	1,340	1,511	1,777
Net interest income	50,341	52,432	50,041	67,780
Provision for loan and lease losses (2)	2,577	1,292	(4,323)	15,262
Net interest income after provision	47,764	51,140	54,364	52,518
Noninterest income (3)	16,630	19,339	21,853	29,037
Noninterest expense (4)	44,585	44,252	45,656	47,811
Income before income taxes	19,809	26,227	30,561	33,744
Income tax expense (5)	3,004	6,218	6,639	7,691
Net income	$16,805	$20,009	$23,922	$26,053

Basic earnings per share:
Class A Common Stock (6)	$0.84	$0.99	$1.16	$1.26
Class B Common Stock (6)	0.77	0.90	1.05	1.14

Diluted earnings per share:
Class A Common Stock (6)	$0.84	$0.99	$1.16	$1.25
Class B Common Stock (6)	0.76	0.90	1.05	1.14

Dividends declared per common share:
Class A Common Stock (6)	$0.308	$0.308	$0.308	$0.308
Class B Common Stock (6)	0.280	0.280	0.280	0.280

	2020
	Fourth	Third	Second	First
(dollars in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Interest income	$57,970	$56,038	$57,091	$81,159
Interest expense	2,850	3,786	4,886	8,421
Net interest income	55,120	52,252	52,205	72,738
Provision for loan and lease losses(2)	484	1,500	6,534	22,760
Net interest income after provision	54,636	50,752	45,671	49,978
Noninterest income	17,136	20,597	18,751	30,569
Noninterest expense (4)	48,140	45,523	44,825	46,969
Income before income taxes	23,632	25,826	19,597	33,578
Income tax expense (5)	3,276	5,437	3,793	6,881
Net income	$20,356	$20,389	$15,804	$26,697

Basic earnings per share:
Class A Common Stock (6)	$0.98	$0.98	$0.77	$1.29
Class B Common Stock (6)	0.89	0.89	0.69	1.17

Diluted earnings per share:
Class A Common Stock (6)	$0.98	$0.98	$0.76	$1.28
Class B Common Stock (6)	0.89	0.89	0.69	1.16

Dividends declared per common share:
Class A Common Stock (6)	$0.286	$0.286	$0.286	$0.286
Class B Common Stock (6)	0.260	0.260	0.260	0.260
(1)	The first and second quarters of 2021 and the first quarter of 2020 were significantly impacted by the TRS segment of RPG.

(2)	Provision expense:

The relatively higher levels of Provision expense during the first quarters of 2021 and 2020 were driven by the TRS segment’s EA product. Provision expense for EAs during the first quarters of 2021 and 2020 was $16.0 million and $15.2 million.

Provision expense during 2020 was negatively impacted by economic conditions created by the COVID-19 pandemic.

(3)	Noninterest income:

The Company’s Mortgage Banking income is subject to volatility based on movements in mortgage interest rates and demand for mortgage products.

The fourth quarter of 2021 included $979,000 of death benefits in excess of cash surrender value of life insurance.

(4)	Noninterest expense:

The Company traditionally adjusts its non-commissions based incentive compensation expense during the fourth quarter of each year based on certain performance metrics. Such incentive compensation expense for the previous eight quarters was: $1.2 million for the fourth quarter of 2021; $2.3 million for the third quarter of 2021; $2.3 million for the second quarter of 2021; $2.3 million for the first quarter of 2021; $2.0 million for the fourth quarter of 2020; $2.4 million for the third quarter of 2020; $2.1 million for the second quarter of 2020; and $1.8 million for the first quarter of 2020.

The fourth quarter of 2020 included $2.1 million of non-recurring FHLB advance early termination penalties.

(5)	See Footnote 19 in this section of the filing for more information on the Company’s income taxes for 2021 and 2020.

(6)	Quarterly amounts may not sum to annual total due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Executive Chair/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the Company’s fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and on the Financial Statements, thereon are set forth under Part II Item 8 “Financial Statements and Supplementary Data.”

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(a) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2022 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 21, 2022, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	61	Executive Chair and CEO of the Company; Executive Chair of RB&T
A. Scott Trager	69	Vice Chair and President of the Company; Director of the Company and RB&T
Kevin Sipes	50	EVP, CFO, and Chief Accounting Officer of the Company and RB&T
Logan Pichel	57	Director of the Company; President and CEO of RB&T
Andrew Trager-Kusman	35	Director of the Company and RB&T; SVP of RB&T
Christy Ames	49	Secretary of the Company; EVP of RB&T
John Rippy	61	Assistant Secretary of the Company; EVP of RB&T
William R. Nelson	58	President of RB&T's Republic Processing Group
Pedro Bryant	60	EVP of RB&T
Steven E. DeWeese	53	EVP of RB&T
Juan Montano	52	EVP of RB&T
Anthony T. Powell	54	EVP of RB&T
Jeff Starke	44	EVP of RB&T
Margaret Wendler	67	EVP of RB&T

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

Steven E. Trager has served as Chair (now Executive Chair) and CEO of Republic since 2012. He was named Executive Chair of the Bank in September 2021, prior to which he served as Chair and CEO of the Bank since 1998. From 1994 to 1997 he served as Vice Chair of the Company. From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

A. Scott Trager has served as Vice Chair of Republic and the Bank since April 2017. He has also served as Director and President of Republic since 2012. He served as President of the Bank from 1984 to 2017 and Vice Chair of Republic from 1994 to 2012.

Kevin Sipes joined the Company in 1995 and has served as EVP and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

Andrew Trager-Kusman has served as the Bank’s Chief Strategy Officer since October 2021. He previously served as Managing Director of Corporate Strategies for the Bank since 2016. He was named a Director of Republic in April 2019 and a Senior Vice President of the Bank in January 2020.

Logan Pichel was appointed CEO of the Bank effective October 1, 2021 and was elected to the boards of the Company and the Bank in September 2021. He joined the Company in June 2020 as the Bank’s President and has over 25 years in the banking industry. Prior to joining Republic, he served from 2005 to 2020 at Regions Bank, most recently as their Executive Vice President, Head of Corporate Development and Financial Planning & Analysis and Mergers and Acquisitions.

Christy Ames joined Republic Bank & Trust Company on January 2, 2018 as the Bank’s Senior Vice President, General Counsel.  She also serves as the Secretary for the Bank and the Company.  Ms. Ames has represented financial institutions for over twenty years, most recently serving as a member at Stites & Harbison, PLLC and Chair of the firm’s Financial Institution Litigation Sub Group and as General Counsel for First Residential Mortgage Network, Inc. d/b/a SurePoint Lending..  In January 2022, Ms. Ames was named an EVP of the Bank.

John Rippy joined the Company in 2005 as SVP and Risk Management Officer. In 2009, he was named SVP and Chief Legal and Compliance Officer. In 2013, he was named SVP and Chief Risk Management Officer. In 2018, he was named EVP and Chief Risk Officer. He also serves as assistant Secretary of the Company.

William R. Nelson has served as President of Republic Processing Group since 2007. He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007. He previously served as Director of Sales, Marketing and Customer Service with the Bank from 1999 through 2004.

Pedro Bryant, who has almost 40 years in the banking industry, joined the Company in July 2020 as an EVP of the Bank and the Bank’s Managing Director of Community Lending. Prior to joining Republic, he served from 2002 to 2020 as President and CEO of Metro Bank, a Louisville-based community development bank.

Steven E. DeWeese joined the Company in 1990 and has held various positions within the Company since then. In 2000, he was promoted to SVP. In 2003, he was promoted to Managing Director of Business Development. In 2006, he was promoted to Managing Director of Retail Banking, and in January 2010 he was promoted to EVP of the Company. In 2019, he was named the Company’s Managing Director of Private and Business Banking.

Juan Montano has served as the Bank’s EVP and Chief Mortgage Banking Officer since 2018. He previously served as SVP and Managing Director of Mortgage Lending from 2015 to 2018. He joined the Company in 2009 as SVP and Managing Director of Finance.

Anthony T. Powell joined the Company in 1999 as VP. In 2001, he was promoted to SVP and Senior Commercial Lending Officer. In 2005, he was promoted to SVP and Managing Director of Business Lending. In 2015, he assumed responsibility for the Retail Banking division of the Company and was named SVP and Chief Credit and Retail Officer. In January 2017, he was named EVP and Chief Lending Officer.

Jeff Starke joined Republic Bank & Trust Company on July 19, 2021 as the Bank’s Executive Vice President, Chief Information Officer. He has held various technological and operational roles in the financial services vertical for over 20 years. Prior to joining Republic, he served from 2010 to 2021 at Bank OZK, most recently as Chief Technology Officer and Chair of the Information Systems Steering Committee.

Margaret S Wendler joined the Company in 1996. She has served the Company in human resources since 2005. Most recently, in 2019 she was named Chief Human Resources Officer. In 2021, she was also named an EVP of the Bank.

Item 11. Executive Compensation.

The compensation-related information required by this Item appears under the headings “COMPENSATION DISCUSSION AND ANALYSIS,,” COMPENSATION COMMITTEE REPORT,” “DIRECTOR COMPENSATION” and “CERTAIN INFORMATION AS TO MANAGEMENT” of the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2021. Republic’s security holders approved each of the equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders as of December 31, 2021.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2015 Stock Incentive Plan	460,502	(2)	$37.54	2,045,658
2018 Employee Stock Purchase Plan (3)	—		$—	199,861
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 152,118 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan; the weighted-average exercise price in Column (b) does not take these awards into account. For further information, see Footnote 17 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2021, there were no shares of Class A Common Stock subject to purchase during open offering periods.

Additional information required by this Item appears under the heading “SHARE OWNERSHIP” of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” of the Proxy Statement, all of which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this Item appears under the heading “PROPOSAL TWO: RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2021 and 2020

Consolidated statements of income and comprehensive income — years ended December 31, 2021, 2020, and 2019

Consolidated statements of stockholders’ equity — years ended December 31, 2021, 2020, and 2019

Consolidated statements of cash flows — years ended December 31, 2021, 2020, and 2019

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

Item 16. Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016 (Commission File Number: 0-24649))

3(ii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed April 26, 2021 (Commission File Number: 0-24649))

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

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

10.02*

Termination of Employment Agreement dated September 15, 2021 between Republic Bank & Trust Company and Logan M. Pichel (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 15, 2021 (Commission File Number: 0-24649))

10.03*

Change in Control Severance Agreement dated January 27, 2021 between Republic Bank & Trust Company and William Nelson (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.04*

Form of Executive Officer Change in Control Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.05

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012 (Commission File Number: 33-77324))

10.06

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

10.08

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008 (Commission File Number: 0-24649))

10.09

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

10.12

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001 (Commission File Number: 0-24649))

10.13

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

10.20

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

No.	Description

10.23

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

10.33

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.34

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

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.37

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.38

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.39

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.40

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.41

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.42

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.43

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.44

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

10.45

Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2021 (Commission Number: 0-24649))

10.46	Eighth Amendment to Office Lease dated as of November 17, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company

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

No.	Description

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.51

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.52

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.53

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.54

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.55

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017 (Commission File Number: 0-24649))

10.56

Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.56 of Registrant’s Form 10-K for the year ended December 31, 2020 (Commission File Number: 0-24649))

10.57*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.58*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.59*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.60*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.61*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.62*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.63*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

No.	Description

10.64*	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021 (Commission File Number: 0-24649))

10.65*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.66*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.67*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014 (Commission File Number: 0-24649))

10.68*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective May 1, 2021 (Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021 (Commission File Number: 0-24649))

10.69*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004 (Commission File Number: 333- 120857))

10.70*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.71*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005 (Commission File Number: 333-120857))

10.72*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008 (Commission File Number: 0-24649))

10.73*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.74*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020 (Commission File Number: 0-24649))

10.75*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.76*

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

No.	Description

10.78*

Cash Bonus Plan for Acquisitions, effective November 7, 2012 (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 10-Q for the quarter ended September 30, 2012 (Commission File Number: 0-24649))

10.79**

Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.87 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.80**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.81**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.82**

Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.90 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.83

Asset Purchase Agreement dated as of May 13, 2021, between Republic Bank & Trust Company and Green Dot Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed May 19, 2021 (Commission File Number: 0-24649)) (Termination of this agreement has been disclosed in Registrant’s Form 8-K filed January 10, 2022)

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

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.

March 1, 2022	By:	Steven E. Trager
Executive Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Executive Chair, Chief Executive Officer	March 1, 2022
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chair, President and Director	March 1, 2022
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 1, 2022
Kevin Sipes	Chief Accounting Officer

/s/ Andrew Trager-Kusman	Director	March 1, 2022
Andrew Trager-Kusman

/s/ Ronald F. Barnes	Director	March 1, 2022
Ronald F. Barnes

/s/ Laura M. Douglas	Director	March 1, 2022
Laura M. Douglas

/s/ David P. Feaster	Director	March 1, 2022
David P. Feaster

/s/ Craig A. Greenberg	Director	March 1, 2022
Craig Greenberg

/s/ Heather V. Howell	Director	March 1, 2022
Heather V. Howell

/s/ Ernest W. Marshall, Jr.	Director	March 1, 2022
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	March 1, 2022
W. Patrick Mulloy, II

/s/ George Nichols III	Director	March 1, 2022
George Nichols III

SIGNATURES (continued)

/s/ W. Kenneth Oyler, III	Director	March 1, 2022
W. Kenneth Oyler, III

/s/ Logan M. Pichel	Director	March 1, 2022
Logan M. Pichel

/s/ Michael T. Rust	Director	March 1, 2022
Michael T. Rust

/s/ Susan Stout Tamme	Director	March 1, 2022
Susan Stout Tamme

/s/ Mark A. Vogt	Director	March 1, 2022
Mark A. Vogt