Form 10-Q
period 2022-03-31
REPUBLIC BANCORP INC /KY/
filed 2022-05-06
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2022 was 17,834,212 and 2,164,903.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	March 31,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$1,077,158	$756,971
Available-for-sale debt securities, at fair value (amortized cost of $592,264 in 2022 and $492,626 in 2021, allowance for credit losses of $0 in 2022 and $0 in 2021)	573,539	495,126
Held-to-maturity debt securities (fair value of $39,087 in 2022 and $44,764 in 2021, allowance for credit losses of $40 in 2022 and $47 in 2021)	38,795	44,299
Equity securities with readily determinable fair value	2,502	2,620
Mortgage loans held for sale, at fair value	13,302	29,393
Consumer loans held for sale, at fair value	11,709	19,747
Consumer loans held for sale, at the lower of cost or fair value	3,026	2,937
Loans (loans carried at fair value of $107 in 2022 and $170 in 2021)	4,390,243	4,496,562
Allowance for credit losses	(71,656)	(64,577)
Loans, net	4,318,587	4,431,985
Federal Home Loan Bank stock, at cost	10,311	10,311
Premises and equipment, net	34,358	36,073
Right-of-use assets	42,402	38,825
Goodwill	16,300	16,300
Other real estate owned	1,740	1,792
Bank owned life insurance	99,773	99,161
Other assets and accrued interest receivable	106,367	108,092

TOTAL ASSETS	$6,349,869	$6,093,632

LIABILITIES

Deposits:
Noninterest-bearing	$2,226,714	$1,990,781
Interest-bearing	2,860,392	2,849,637
Total deposits	5,087,106	4,840,418

Securities sold under agreements to repurchase and other short-term borrowings	287,818	290,967
Operating lease liabilities	43,204	39,672
Federal Home Loan Bank advances	20,000	25,000
Other liabilities and accrued interest payable	71,412	63,343

Total liabilities	5,509,540	5,259,400

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,703	4,702
Additional paid in capital	140,795	139,956
Retained earnings	708,874	687,700
Accumulated other comprehensive income (loss)	(14,043)	1,874

Total stockholders’ equity	840,329	834,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,349,869	$6,093,632

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME:
Loans, including fees	$61,015	$67,386
Taxable investment securities	2,059	1,952
Federal Home Loan Bank stock and other	481	219
Total interest income	63,555	69,557

INTEREST EXPENSE:

Deposits	879	1,565
Securities sold under agreements to repurchase and other short-term borrowings	28	9
Federal Home Loan Bank advances	36	31
Subordinated note	—	172
Total interest expense	943	1,777

NET INTEREST INCOME	62,612	67,780

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	9,226	15,262

NET INTEREST INCOME AFTER PROVISION	53,386	52,518

NONINTEREST INCOME:

Service charges on deposit accounts	3,226	2,873
Net refund transfer fees	12,051	12,721
Mortgage banking income	2,657	7,193
Interchange fee income	3,070	3,027
Program fees	3,854	2,225
Increase in cash surrender value of bank owned life insurance	612	390
Net losses on other real estate owned	(53)	(11)
Contract termination fee	5,000	—
Other	584	619
Total noninterest income	31,001	29,037

NONINTEREST EXPENSE:

Salaries and employee benefits	29,312	29,337
Technology, equipment, and communication	7,214	7,043
Occupancy	3,440	3,559
Marketing and development	1,348	726
FDIC insurance expense	419	446
Interchange related expense	1,117	1,144
Legal and professional fees	1,365	1,214
Other	4,358	4,342
Total noninterest expense	48,573	47,811

INCOME BEFORE INCOME TAX EXPENSE	35,814	33,744
INCOME TAX EXPENSE	7,888	7,691
NET INCOME	$27,926	$26,053

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.40	$1.26
Class B Common Stock	1.27	1.14

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.40	$1.25
Class B Common Stock	1.27	1.14

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$27,926	$26,053

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized losses on AFS debt securities	(21,249)	(2,029)
Unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	24	15
Total other comprehensive income (loss) before income tax	(21,225)	(2,014)
Tax effect	5,308	503
Total other comprehensive income (loss), net of tax	(15,917)	(1,511)

COMPREHENSIVE INCOME	$12,009	$24,542

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$687,700	$1,874	$834,232

Net income	—	—	—	—	27,926	—	27,926
Net change in AOCI	—	—	—	—	—	(15,917)	(15,917)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(6,081)	—	(6,081)
Class B Shares ($0.310 per share)	—	—	—	—	(671)	—	(671)
Stock options exercised, net of shares withheld	1	—	—	(48)	—	—	(48)
Net change in notes receivable on Class A Common Stock	—	—	—	60	—	—	60
Deferred compensation - Class A Common Stock:
Directors	6	—	—	129	—	—	129
Designated key employees	—	—	—	179	—	—	179
Employee stock purchase plan - Class A Common Stock	4	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	7	—	—	163	—	—	163
Stock options	—	—	—	156	—	—	156

Balance, March 31, 2022	17,834	2,165	$4,703	$140,795	$708,874	$(14,043)	$840,329

	Three Months Ended March 31, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	26,053	—	26,053
Net change in AOCI	—	—	—	—	—	(1,511)	(1,511)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,743)	—	(5,743)
Class B Shares ($0.280 per share)	—	—	—	—	(616)	—	(616)
Stock options exercised, net of shares withheld	15	—	8	(92)	—	—	(84)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(107)	—	(24)	(736)	(3,708)	—	(4,468)
Net change in notes receivable on Class A Common Stock	—	—	—	94	—	—	94
Deferred compensation - Class A Common Stock:
Directors	4	—	—	114	—	—	114
Designated key employees	—	—	—	136	—	—	136
Employee stock purchase plan - Class A Common Stock	4	—	1	154	—	—	155
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	32	—	—	32
Restricted stock	14	—	—	110	—	—	110
Stock options	—	—	—	114	—	—	114

Balance, March 31, 2021	18,628	2,198	$4,884	$143,563	$682,264	$6,998	$837,709

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$27,926	$26,053
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	1,391	1,305
Net accretion on loans and amortization of core deposit intangible and operating lease components	(1,256)	(6,846)
Unrealized losses on equity securities with readily determinable fair value	118	262
Depreciation of premises and equipment	2,038	2,247
Amortization of mortgage servicing rights	668	997
Recovery of mortgage servicing rights	—	(400)
Provision for on-balance sheet exposures	9,226	15,262
Provision for off-balance sheet exposures	(12)	26
Net gain on sale of mortgage loans held for sale	(2,460)	(6,997)
Origination of mortgage loans held for sale	(100,661)	(213,587)
Proceeds from sale of mortgage loans held for sale	119,212	203,815
Net gain on sale of consumer loans held for sale	(3,117)	(1,304)
Origination of consumer loans held for sale	(245,214)	(117,274)
Proceeds from sale of consumer loans held for sale	256,280	107,683
Net gain realized on sale of other real estate owned	—	(41)
Writedowns of other real estate owned	52	53
Deferred compensation expense - Class A Common Stock	308	250
Stock-based awards and ESPP expense - Class A Common Stock	381	288
Increase in cash surrender value of bank owned life insurance	(612)	(390)
Net change in other assets and liabilities:
Accrued interest receivable	451	1,745
Accrued interest payable	33	(65)
Other assets	795	(5,770)
Other liabilities	14,897	9,459
Net cash provided by operating activities	80,444	16,771

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(115,777)	(35,020)
Proceeds from calls, maturities and paydowns of available-for-sale debt securities	15,944	79,077
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	5,508	1,247
Net change in outstanding warehouse lines of credit	160,350	96,952
Net change in other loans	(54,869)	55,502
Proceeds from redemption of Federal Home Loan Bank stock	—	4,244
Proceeds from sales of other real estate owned	—	536
Investments in low-income housing tax partnerships	(3,645)	(1,510)
Net purchases of premises and equipment	(323)	(1,059)
Net cash provided by investing activities	7,188	199,969

FINANCING ACTIVITIES:
Net change in deposits	246,688	538,311
Net change in securities sold under agreements to repurchase and other short-term borrowings	(3,149)	(35,446)
Payments of Federal Home Loan Bank advances	(25,000)	(235,000)
Proceeds from Federal Home Loan Bank advances	20,000	25,000
Repurchase of Class A Common Stock	—	(4,468)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	139	132
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(48)	(93)
Cash dividends paid	(6,075)	(5,906)
Net cash provided by financing activities	232,555	282,530

NET CHANGE IN CASH AND CASH EQUIVALENTS	320,187	499,270
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756,971	485,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,077,158	$984,857

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$910	$1,842
Income taxes	470	441

SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$974	$1,213
Transfers from loans to real estate acquired in settlement of loans	—	64
Right-of-use assets recorded	4,538	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31, 2022 and 2021 AND DECEMBER 31, 2021 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2021.

As of March 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2022, Republic had 42 full-service banking centers with locations as follows:

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

Mortgage Banking segment — Mortgage Banking activities primarily include 15-, 20- and 30-year fixed-term, single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market for loans generated in states within its footprint and generally sells servicing for loans generated in states outside of its footprint. Administration of loans with servicing retained by the Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2022 and 2021:

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

Cancelled TRS Sale Transaction - As previously disclosed, Green Dot Corporation paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 after RB&T provided Green Dot a notice of termination of the May 2021 Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot. RB&T continues to pursue other legal remedies against Green Dot related to the Sale Transaction. The Company recorded the contract termination fee within noninterest income during the first quarter of 2022.

Republic Payment Solutions division — RPS is currently managed and operated within the TRS segment. The RPS division offers general-purpose reloadable prepaid cards as an issuing bank through third-party service providers. For the projected near-term, as the prepaid card program matures, the operating results of the RPS division are expected to be immaterial to the Company’s overall results of operations and will be reported as part of the TRS segment. The RPS division will not be considered a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

The following ASUs were adopted by the Company during the three months ended March 31, 2022:

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

Accounting Standards Update

The following not-yet-effective ASUs were issued since the Company’s most recently filed Form 10-K and are considered relevant to the Company’s financial statements.

			Date Adoption	Adoption	Expected
ASU. No.	Topic	Nature of Update	Required	Method	Financial Impact
2022-01	Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method

In 2017, the FASB issued a new hedging standard to better align the economic results of risk management activities with hedge accounting.

One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows.

Since issuing that standard, stakeholders have told the FASB that the ability to elect hedge accounting for a single layer is useful, but hedge accounting could better reflect risk management activities if expanded to allow multiple layers of a single closed portfolio to be hedged under the method.

This ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio-layer method.

			January 1, 2023	Prospectively	Immaterial

2022-02	Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

This ASU eliminates the TDR recognition and measurement guidance and, instead, requires the Company to evaluate (consistent with the accounting for other loan modifications) whether a modification represents a new loan or a continuation of an existing loan. This ASU also enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.

This ASU requires the Company to disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross writeoff information must be included in the vintage disclosures required for the Company in accordance with ASC 326-20-50-6, which requires that the Company disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. (see Note 4 in this section of the filing)

			January 1, 2023	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$326,030	$72	$(13,142)	$—	$312,960
Private label mortgage-backed security	1,265	1,337	—	—	2,602
Mortgage-backed securities - residential	223,924	566	(7,589)	—	216,901
Collateralized mortgage obligations	27,347	176	(224)	—	27,299
Corporate bonds	10,000	52	—	—	10,052
Trust preferred security	3,698	27	—	—	3,725
Total available-for-sale debt securities	$592,264	$2,230	$(20,955)	$—	$573,539

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$239,880	$473	$(2,894)	$—	$237,459
Private label mortgage-backed security	1,418	1,313	—	—	2,731
Mortgage-backed securities - residential	207,697	3,525	(473)	—	210,749
Collateralized mortgage obligations	29,947	377	(30)	—	30,294
Corporate bonds	10,000	46	—	—	10,046
Trust preferred security	3,684	163	—	—	3,847
Total available-for-sale debt securities	$492,626	$5,897	$(3,397)	$—	$495,126

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
March 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$32	$—	$—	$32	$—
Collateralized mortgage obligations	8,591	116	—	8,707	—
Corporate bonds	29,967	140	(4)	30,103	(40)
Obligations of state and political subdivisions	245	—	—	245	—
Total held-to-maturity debt securities	$38,835	$256	$(4)	$39,087	$(40)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$46	$—	$—	$46	$—
Collateralized mortgage obligations	9,080	158	—	9,238	—
Corporate bonds	34,975	263	(6)	35,232	(47)
Obligations of state and political subdivisions	245	3	—	248	—
Total held-to-maturity debt securities	$44,346	$424	$(6)	$44,764	$(47)

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2022 and 2021, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2022 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
March 31, 2022 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$50,684	$50,690	$120	$121
Due from one year to five years	275,346	263,031	30,092	30,227
Due from five years to ten years	10,000	9,238	—	—
Due beyond ten years	3,698	3,778	—	—
Private label mortgage-backed security	1,265	2,602	—	—
Mortgage-backed securities - residential	223,924	216,901	32	32
Collateralized mortgage obligations	27,347	27,299	8,591	8,707
Total debt securities	$592,264	$573,539	$38,835	$39,087

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of March 31, 2022 and December 31, 2021, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$226,199	$(9,197)	$56,055	$(3,945)	$282,254	$(13,142)
Mortgage-backed securities - residential	168,927	(7,589)	—	—	168,927	(7,589)
Collateralized mortgage obligations	10,878	(224)	—	—	10,878	(224)
Total available-for-sale debt securities	$406,004	$(17,010)	$56,055	$(3,945)	$462,059	$(20,955)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,138	$(2,622)	$9,728	$(272)	$186,866	$(2,894)
Mortgage-backed securities - residential	84,937	(473)	—	—	84,937	(473)
Collateralized mortgage obligations	4,495	(30)	—	—	4,495	(30)
Total available-for-sale debt securities	$266,570	$(3,125)	$9,728	$(272)	$276,298	$(3,397)

As of March 31, 2022, the Bank’s security portfolio consisted of 180 securities, 69 of which were in an unrealized loss position.

As of December 31, 2021, the Bank’s security portfolio consisted of 173 securities, 29 of which were in an unrealized loss position.

As of March 31, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.6 million as of March 31, 2022. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2022, with the exception of the $2.6 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of March 31, 2022 and December 31, 2021, there were gross unrealized losses of $7.8 million and $503,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Rollforward of the Allowance for Credit Losses on Debt Securities

The table below presents a rollforward for the three months ended March 31, 2022 and 2021 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended March 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	47	(7)	—	—	40	178	(75)	—	—	103

Total	$47	$(7)	$—	$—	$40	$178	$(75)	$—	$—	$103

The Company decreased the ACLS on its HTM corporate bonds during the three months ended March 31, 2022 based on improved PD and LGD estimates on these bonds.

There were no HTM debt securities on nonaccrual or past due over 89 days as of March 31, 2022 and December 31, 2021. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2022 and December 31, 2021.

There were no HTM debt securities considered collateral dependent as of March 31, 2022 and December 31, 2021.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $1 million and $1 million as of March 31, 2022 and December 31, 2021. Accrued interest receivable on HTM debt securities totaled $81,000 and $89,000 as of March 31, 2022 and December 31, 2021.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Carrying amount	$330,853	$319,650
Fair value	330,853	319,808

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$164	$—	$164
Community Reinvestment Act mutual fund	2,500	—	(162)	2,338
Total equity securities with readily determinable fair values	$2,500	$164	$(162)	$2,502

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,500	—	(50)	2,450
Total equity securities with readily determinable fair values	$2,500	$170	$(50)	$2,620

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(6)	$(6)	$—	$(222)	$(222)
Community Reinvestment Act mutual fund	—	(112)	(112)	—	(40)	(40)
Total equity securities with readily determinable fair value	$—	$(118)	$(118)	$—	$(262)	$(262)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$19,747	$3,298
Origination of consumer loans held for sale	96,732	19,090
Proceeds from the sale of consumer loans held for sale	(106,648)	(18,930)
Net gain on sale of consumer loans held for sale	1,878	512
Balance, end of period	$11,709	$3,970

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$2,937	$1,478
Origination of consumer loans held for sale	148,482	98,184
Proceeds from the sale of consumer loans held for sale	(149,632)	(88,753)
Net gain on sale of consumer loans held for sale	1,239	792
Balance, end of period	$3,026	$11,701

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$808,658	$820,731
Nonowner occupied	314,933	306,323
Commercial real estate	1,556,575	1,456,009
Construction & land development	129,970	129,337
Commercial & industrial	342,175	340,363
Paycheck Protection Program	18,276	56,014
Lease financing receivables	10,396	8,637
Aircraft	151,284	142,894
Home equity	210,364	210,578
Consumer:
Credit cards	14,654	14,510
Overdrafts	716	683
Automobile loans	11,846	14,448
Other consumer	939	1,432
Total Traditional Banking	3,570,786	3,501,959
Warehouse lines of credit*	690,200	850,550
Total Core Banking	4,260,986	4,352,509

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	16,475	—
Other TRS loans	25,132	50,987
Republic Credit Solutions	87,650	93,066
Total Republic Processing Group	129,257	144,053

Total loans**	4,390,243	4,496,562
Allowance for credit losses	(71,656)	(64,577)

Total loans, net	$4,318,587	$4,431,985

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2022	December 31, 2021

Contractually receivable	$4,392,499	$4,498,671
Unearned income	(529)	(542)
Unamortized premiums	121	116
Unaccreted discounts	(598)	(641)
PPP net unamortized deferred origination (fees) and costs	(428)	(1,203)
Other net unamortized deferred origination (fees) and costs	(822)	161
Carrying value of loans	$4,390,243	$4,496,562

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cashflow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of March 31, 2022, net PPP loans of $18 million remained on the Traditional Bank’s balance sheet, including $3 million in loan balances originated during 2020 and $15 million in loan balances originated during 2021. PPP fees recognized by the Company for the first quarters of 2022 and 2021 were $879,000 and $5.8 million. PPP fees recognized by the Company for the years ended December 31, 2021 and 2020 were $17.5 million and $8.6 million.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of March 31, 2022 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of March 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$34,689	$208,741	$206,086	$83,162	$254,051	$—	$—	$786,729
Special Mention	—	296	—	—	8,131	—	—	8,427
Substandard	—	—	1,125	1,034	11,343	—	—	13,502
Doubtful	—	—	—	—	—	—	—	—
Total	$34,689	$209,037	$207,211	$84,196	$273,525	$—	$—	$808,658

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$24,117	$102,088	$63,823	$41,166	$77,944	$—	$5,534	$314,672
Special Mention	—	—	—	—	129	—	—	129
Substandard	—	41	—	—	91	—	—	132
Doubtful	—	—	—	—	—	—	—	—
Total	$24,117	$102,129	$63,823	$41,166	$78,164	$—	$5,534	$314,933

Commercial real estate:
Risk Rating
Pass or not rated	$170,095	$474,706	$240,041	$155,065	$338,934	$—	$96,789	$1,475,630
Special Mention	1,324	20,147	2,386	23,951	28,723	—	—	76,531
Substandard	—	—	—	—	4,414	—	—	4,414
Doubtful	—	—	—	—	—	—	—	—
Total	$171,419	$494,853	$242,427	$179,016	$372,071	$—	$96,789	$1,556,575

Construction and land development:
Risk Rating
Pass or not rated	$22,171	$82,541	$15,265	$794	$6,333	$—	$—	$127,104
Special Mention	—	533	—	2,333	—	—	—	2,866
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$22,171	$83,074	$15,265	$3,127	$6,333	$—	$—	$129,970

Commercial and industrial:
Risk Rating
Pass or not rated	$31,331	$142,205	$31,386	$55,176	$59,798	$—	$2,457	$322,353
Special Mention	900	14,594	1,460	739	1,980	—	—	19,673
Substandard	—	—	—	149	—	—	—	149
Doubtful	—	—	—	—	—	—	—	—
Total	$32,231	$156,799	$32,846	$56,064	$61,778	$—	$2,457	$342,175

Paycheck Protection Program:
Risk Rating
Pass or not rated	$—	$15,132	$3,144	$—	$—	$—	$—	$18,276
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$15,132	$3,144	$—	$—	$—	$—	$18,276

Lease financing receivables:
Risk Rating
Pass or not rated	$2,713	$2,401	$795	$2,380	$2,107	$—	$—	$10,396
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,713	$2,401	$795	$2,380	$2,107	$—	$—	$10,396

Aircraft:
Risk Rating
Pass or not rated	$13,768	$63,842	$41,934	$21,847	$9,893	$—	$—	$151,284
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$13,768	$63,842	$41,934	$21,847	$9,893	$—	$—	$151,284

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,428	$—	$208,428
Special Mention	—	—	—	—	—	336	—	336
Substandard	—	—	—	—	—	1,600	—	1,600
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,364	$—	$210,364

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of March 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$341	$817	$454	$4,059	$7,565	$14,746	$—	$27,982
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	15	158	—	—	173
Doubtful	—	—	—	—	—	—	—	—
Total	$341	$817	$454	$4,074	$7,723	$14,746	$—	$28,155

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$690,200	$—	$690,200
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$690,200	$—	$690,200

TRS:
Risk Rating
Pass or not rated	$—	$25,000	$—	$—	$—	$16,607	$—	$41,607
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$25,000	$—	$—	$—	$16,607	$—	$41,607

RCS:
Risk Rating
Pass or not rated	$1,768	$3,971	$2,492	$1,323	$25,777	$51,964	$—	$87,295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	355	—	355
Doubtful	—	—	—	—	—	—	—	—
Total	$1,768	$3,971	$2,492	$1,323	$25,777	$52,319	$—	$87,650

Grand Total:
Risk Rating
Pass or not rated	$300,993	$1,121,444	$605,420	$364,972	$782,402	$981,945	$104,780	$4,261,956
Special Mention	2,224	35,570	3,846	27,023	38,963	336	—	107,962
Substandard	—	41	1,125	1,198	16,006	1,955	—	20,325
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$303,217	$1,157,055	$610,391	$393,193	$837,371	$984,236	$104,780	$4,390,243

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$218,981	$213,010	$89,186	$50,301	$226,852	$—	$—	$798,330
Special Mention	301	—	—	33	8,209	—	—	8,543
Substandard	45	870	679	1,189	11,075	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—
Total	$219,327	$213,880	$89,865	$51,523	$246,136	$—	$—	$820,731

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$107,041	$65,947	$44,376	$29,292	$55,872	$—	$3,568	$306,096
Special Mention	—	—	—	—	132	—	—	132
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—
Total	$107,041	$65,947	$44,376	$29,292	$56,099	$—	$3,568	$306,323

Commercial real estate:
Risk Rating
Pass or not rated	$487,669	$260,182	$156,748	$94,212	$286,223	$—	$82,158	$1,367,192
Special Mention	20,059	2,399	29,639	11,207	18,778	—	—	82,082
Substandard	—	111	266	2,453	3,905	—	—	6,735
Doubtful	—	—	—	—	—	—	—	—
Total	$507,728	$262,692	$186,653	$107,872	$308,906	$—	$82,158	$1,456,009

Construction and land development:
Risk Rating
Pass or not rated	$89,078	$32,046	$2,599	$1,155	$265	$—	$—	$125,143
Special Mention	—	524	3,670	—	—	—	—	4,194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$89,078	$32,570	$6,269	$1,155	$265	$—	$—	$129,337

Commercial and industrial:
Risk Rating
Pass or not rated	$150,820	$44,481	$59,186	$18,110	$44,972	$—	$2,541	$320,110
Special Mention	15,365	1,921	785	34	1,956	—	—	20,061
Substandard	—	13	179	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$166,185	$46,415	$60,150	$18,144	$46,928	$—	$2,541	$340,363

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014

Lease financing receivables:
Risk Rating
Pass or not rated	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637

Aircraft:
Risk Rating
Pass or not rated	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,429	$—	$208,429
Special Mention	—	—	—	—	—	279	—	279
Substandard	—	—	—	—	—	1,870	—	1,870
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,578	$—	$210,578
Consumer:
Risk Rating
Pass or not rated	$978	$417	$4,694	$4,326	$5,768	$14,613	$—	$30,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	61	194	—	—	277
Doubtful	—	—	—	—	—	—	—	—
Total	$978	$417	$4,716	$4,387	$5,962	$14,613	$—	$31,073

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,550	$—	$850,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,550	$—	$850,550

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$50,987	$—	$50,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$50,987	$—	$50,987

RCS:
Risk Rating
Pass or not rated	$5,524	$3,409	$1,642	$869	$3,699	$77,544	$—	$92,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	379	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$5,524	$3,409	$1,642	$869	$3,699	$77,923	$—	$93,066

Grand Total:
Risk Rating
Pass or not rated	$1,169,222	$679,039	$384,005	$208,648	$626,561	$1,202,123	$88,267	$4,357,865
Special Mention	35,725	4,844	34,094	11,274	29,075	279	—	115,291
Substandard	45	994	1,146	3,703	15,269	2,249	—	23,406
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,204,992	$684,877	$419,245	$223,625	$670,905	$1,204,651	$88,267	$4,496,562

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended March 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,647	$(331)	$—	$42	$8,358	$9,715	$(253)	$—	$27	$9,489
Nonowner occupied	2,700	45	—	1	2,746	2,466	66	—	—	2,532
Commercial real estate	23,769	854	—	1	24,624	23,606	555	(428)	68	23,801
Construction & land development	4,128	(235)	—	—	3,893	3,274	319	—	—	3,593
Commercial & industrial	3,487	(84)	—	9	3,412	2,797	(86)	—	7	2,718
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	91	18	—	—	109	106	(2)	—	—	104
Aircraft	357	21	—	—	378	253	12	—	—	265
Home equity	4,111	(70)	—	3	4,044	4,990	(382)	—	7	4,615
Consumer:
Credit cards	934	32	(39)	17	944	929	44	(57)	14	930
Overdrafts	683	188	(214)	59	716	587	(73)	(138)	97	473
Automobile loans	186	(36)	—	1	151	399	(78)	—	13	334
Other consumer	314	(75)	(10)	12	241	577	(52)	(14)	22	533
Total Traditional Banking	49,407	327	(263)	145	49,616	49,699	70	(637)	255	49,387
Warehouse lines of credit	2,126	(401)	—	—	1,725	2,407	(242)	—	—	2,165
Total Core Banking	51,533	(74)	(263)	145	51,341	52,106	(172)	(637)	255	51,552

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	8,315	—	—	8,315	—	16,019	—	—	16,019
Other TRS loans	96	(403)	—	362	55	158	(135)	(22)	9	10
Republic Credit Solutions	12,948	1,395	(2,673)	275	11,945	8,803	(375)	(766)	93	7,755
Total Republic Processing Group	13,044	9,307	(2,673)	637	20,315	8,961	15,509	(788)	102	23,784

Total	$64,577	$9,233	$(2,936)	$782	$71,656	$61,067	$15,337	$(1,425)	$357	$75,336

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2022 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2022, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2022	December 31, 2021

Loans on nonaccrual status*	$16,935	$20,504
Loans past due 90-days-or-more and still on accrual**	31	48
Total nonperforming loans	16,966	20,552
Other real estate owned	1,740	1,792
Total nonperforming assets	$18,706	$22,344

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.39%	0.46%
Nonperforming assets to total loans (including OREO)	0.43	0.50
Nonperforming assets to total assets	0.29	0.37

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.40%	0.47%
Nonperforming assets to total loans (including OREO)	0.44	0.51
Nonperforming assets to total assets	0.33	0.40
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$11,728	$12,039	$—	$—
Nonowner occupied	132	95	—	—
Commercial real estate	3,581	6,557	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	13	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,431	1,700	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	1
Automobile loans	60	97	—	—
Other consumer	3	3	—	—
Total Traditional Banking	16,935	20,504	—	1
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,935	20,504	—	1

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	31	47
Total Republic Processing Group	—	—	31	47

Total	$16,935	$20,504	$31	$48

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2022			March 31, 2022
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,924	$9,804	$11,728	$230
Nonowner occupied	30	102	132	1
Commercial real estate	3,581	—	3,581	630
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,431	1,431	44
Consumer	30	33	63	46
Total	$5,565	$11,370	$16,935	$951

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2021			March 31, 2021
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,944	$10,095	$12,039	$191
Nonowner occupied	31	64	95	2
Commercial real estate	4,105	2,452	6,557	29
Construction & land development	—	—	—	—
Commercial & industrial	—	13	13	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,700	1,700	17
Consumer	17	83	100	2
	$6,097	$14,407	$20,504	$241

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,043	$1,211	$374	$2,628	$806,030	$808,658
Nonowner occupied	—	—	41	41	314,892	314,933
Commercial real estate	—	—	2,464	2,464	1,554,111	1,556,575
Construction & land development	—	—	—	—	129,970	129,970
Commercial & industrial	—	—	—	—	342,175	342,175
Paycheck Protection Program	—	—	—	—	18,276	18,276
Lease financing receivables	—	—	—	—	10,396	10,396
Aircraft	—	—	—	—	151,284	151,284
Home equity	313	—	242	555	209,809	210,364
Consumer:
Credit cards	32	7	—	39	14,615	14,654
Overdrafts	115	4	—	119	597	716
Automobile loans	9	—	8	17	11,829	11,846
Other consumer	—	—	—	—	939	939
Total Traditional Banking	1,512	1,222	3,129	5,863	3,564,923	3,570,786
Warehouse lines of credit	—	—	—	—	690,200	690,200
Total Core Banking	1,512	1,222	3,129	5,863	4,255,123	4,260,986

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	4,524	—	—	4,524	11,951	16,475
Other TRS loans	160	—	—	160	24,972	25,132
Republic Credit Solutions	4,551	1,086	31	5,668	81,982	87,650
Total Republic Processing Group	9,235	1,086	31	10,352	118,905	129,257

Total	$10,747	$2,308	$3,160	$16,215	$4,374,028	$4,390,243
Delinquency ratio***	0.24%	0.05%	0.07%	0.37%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$606	$383	$610	$1,599	$819,132	$820,731
Nonowner occupied	—	—	—	—	306,323	306,323
Commercial real estate	—	—	5,292	5,292	1,450,717	1,456,009
Construction & land development	—	—	—	—	129,337	129,337
Commercial & industrial	8	—	13	21	340,342	340,363
Paycheck Protection Program	—	—	—	—	56,014	56,014
Lease financing receivables	—	—	—	—	8,637	8,637
Aircraft	—	—	—	—	142,894	142,894
Home equity	38	35	241	314	210,264	210,578
Consumer:
Credit cards	19	11	—	30	14,480	14,510
Overdrafts	160	3	1	164	519	683
Automobile loans	—	—	9	9	14,439	14,448
Other consumer	1	—	—	1	1,431	1,432
Total Traditional Banking	832	432	6,166	7,430	3,494,529	3,501,959
Warehouse lines of credit	—	—	—	—	850,550	850,550
Total Core Banking	832	432	6,166	7,430	4,345,079	4,352,509

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	50,987	50,987
Republic Credit Solutions	5,010	978	47	6,035	87,031	93,066
Total Republic Processing Group	5,010	978	47	6,035	138,018	144,053

Total	$5,842	$1,410	$6,213	$13,465	$4,483,097	$4,496,562
Delinquency ratio***	0.13%	0.03%	0.14%	0.30%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2022		December 31, 2021
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$14,672	$—	$14,798	$—
Nonowner occupied	132	—	95	—
Commercial real estate	4,414	—	6,736	—
Construction & land development	—	—	—	—
Commercial & industrial	—	150	—	192
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,706	—	1,976	—
Consumer	—	85	—	274
Total Traditional Banking	$20,924	$235	$23,605	$466

Collateral-dependent loans are generally secured by real estate or personal property. If there is insufficient collateral value to secure the Company’s recorded investment in these loans, they are charged down to collateral value less estimated selling costs, when selling costs are applicable. Selling costs range from 10% to 13%, with those percentages based on annual studies performed by the Company.

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of March 31, 2022 and December 31, 2021, $6 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,516	84	$7,576	147	$11,092
Commercial real estate	1	2,464	2	1,209	3	3,673
Commercial & industrial	—	—	1	1	1	1
Consumer	1	11	2,318	410	2,319	421
Total troubled debt restructurings	65	$5,991	2,405	$9,196	2,470	$15,187

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,179	89	$7,856	152	$11,035
Commercial real estate	2	2,575	2	1,239	4	3,814
Construction & land development	—	—	—	—	—	—
Commercial & industrial	2	45	1	1	3	46
Consumer	1	12	2,269	479	2,270	491
Total troubled debt restructurings	68	$5,811	2,361	$9,575	2,429	$15,386

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of March 31, 2022 and December 31, 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	76	$7,000	5	$430	81	$7,430
Principal deferral	7	721	—	—	7	721
Legal modification	54	2,822	5	119	59	2,941
Total residential TDRs	137	10,543	10	549	147	11,092

Commercial related and construction/land development loans:
Rate reduction	1	894	—	—	1	894
Principal deferral	2	316	1	2,464	3	2,780
Total commercial TDRs	3	1,210	1	2,464	4	3,674

Consumer loans:
Principal deferral	2,316	406	—	—	2,316	406
Legal modification	3	15	—	—	3	15
Total consumer TDRs	2,319	421	—	—	2,319	421

Total troubled debt restructurings	2,459	$12,174	11	$3,013	2,470	$15,187

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	—	—	—	—	$—
Rate reduction	82	$7,461	4	$303	86	7,764
Principal deferral	7	729	—	—	7	729
Legal modification	48	2,100	11	442	59	2,542
Total residential TDRs	137	10,290	15	745	152	11,035

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	919	—	—	1	919
Principal deferral	5	477	1	2,464	6	2,941
Total commercial TDRs	6	1,396	1	2,464	7	3,860

Consumer loans:
Principal deferral	2,266	470	—	—	2,266	470
Legal modification	4	21	—	—	4	21
Total consumer TDRs	2,270	491	—	—	2,270	491

Total troubled debt restructurings	2,413	$12,177	16	$3,209	2,429	$15,386

As of March 31, 2022 and December 31, 2021, 80% and 79% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $2 million and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of March 31, 2022 and December 31, 2021. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of March 31, 2022 or December 31, 2021.

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2022 and 2021 that were modified during the three months ended March 31, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	6	$772	—	$—	6	$772
Total residential TDRs	6	772	—	—	6	772

Consumer loans:
Legal modification	258	42	—	—	258	42
Total consumer TDRs	258	42	—	—	258	42

Total troubled debt restructurings	264	$814	—	$—	264	$814

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$163	—	$—	1	163
Legal modification	4	98	2	174	6	272
Total residential TDRs	5	261	2	174	7	435

Consumer loans:
Principal deferral	385	42	—	—	385	42
Legal modification	1	3	1	12	2	15
Total consumer TDRs	386	45	1	12	387	57

Total troubled debt restructurings	391	$306	3	$186	394	$492

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of March 31, 2022 and 2021, 100% and 62% of the Bank’s TDR balances that occurred during the first quarter of 2022 and 2021 were performing according to their modified terms. The Bank provided approximately $28,000 and $29,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first quarters of 2022 and 2021.

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2022 and 2021.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of March 31, 2022 and 2021 and for which there was a payment default during the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022		2021
	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	—	$—	3	$285
Home equity	—	—	1	20
Consumer	—	—	1	12

Total	—	$—	5	$317

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2022	December 31, 2021

Commercial real estate	$1,740	$1,792

Total other real estate owned	$1,740	$1,792

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	March 31, 2022	December 31, 2021

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$809	$508

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2022 and 2021. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and prior years’ tax refund payment patterns subsequent to the first quarter. Each year, all unpaid EAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for EAs matches the recovery of previously charged-off accounts.

Information regarding EAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021

Easy Advances originated	$311,207	$250,045
Net charge to the Provision for Easy Advances	8,315	16,019
Provision to total Easy Advances originated	2.67%	6.41%
Easy Advances net charge-offs (recoveries)	$—	$—
Easy Advances net charge-offs (recoveries) to total Easy Advances originated	—%	—%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2022	December 31, 2021

Core Bank:
Demand	$1,415,655	$1,381,522
Money market accounts	793,953	789,876
Savings	327,358	311,624
Individual retirement accounts (1)	42,149	43,724
Time deposits, $250 and over (1)	60,738	81,050
Other certificates of deposit (1)	139,735	154,174
Reciprocal money market and time deposits (1)	70,030	77,950
Brokered deposits (1)	—	—
Total Core Bank interest-bearing deposits	2,849,618	2,839,920
Total Core Bank noninterest-bearing deposits	1,630,926	1,579,173
Total Core Bank deposits	4,480,544	4,419,093

Republic Processing Group:
Money market accounts	10,774	9,717
Total RPG interest-bearing deposits	10,774	9,717

Brokered prepaid card deposits	412,746	320,907
Other noninterest-bearing deposits	183,042	90,701
Total RPG noninterest-bearing deposits	595,788	411,608
Total RPG deposits	606,562	421,325

Total deposits	$5,087,106	$4,840,418
(1)	Includes time deposit.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements, and overnight liabilities to deposit clients arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to clients are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Should the fair value of currently pledged securities fall below the associated repurchase agreements, the Bank would be required to pledge additional securities. To mitigate the risk of under collateralization, the Bank typically pledges at least two percent more in securities than the associated repurchase agreements. All such securities are under the Bank’s control.

As of March 31, 2022 and December 31, 2021, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2022	December 31, 2021

Outstanding balance at end of period	$287,818	$290,967
Weighted average interest rate at end of period	0.04%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$274,541	$108,813
Mortgage backed securities - residential	46,902	167,561
Collateralized mortgage obligations	—	33,441
Total securities pledged	$321,443	$309,815

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021

Average outstanding balance during the period	$300,169	$192,669
Average interest rate during the period	0.04%	0.02%
Maximum outstanding at any month end during the period	$299,376	$200,704

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of March 31, 2022, the Company was under 44 separate and distinct operating lease contracts to lease the land and/or buildings for 35 of its offices, with 12 such operating leases contracted with a related party of the Company. As of March 31, 2022, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded a renewal to one of its related-party leases and the extension of three of its third party leases during the first quarter of 2022 with a total right-of-use asset value of $4.5 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Operating lease expense:
Related Party:
Variable lease expense	$1,265	$1,220
Fixed lease expense	35	34
Third Party:
Variable lease expense	197	197
Fixed lease expense	345	341
Short-term lease expense	—	—
Total operating lease expense	$1,842	$1,792

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,705	$1,798
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	—
Short-term lease payments not included in the measurement of lease liabilities	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Weighted average remaining term in years	8.61	7.57
Weighted average discount rate	2.64%	3.05%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2022:

Year (dollars in thousands)	Related Party	Third Party	Total

2022	$3,185	$1,939	$5,124
2023	4,274	2,323	6,597
2024	4,189	1,814	6,003
2025	4,053	1,279	5,332
2026	4,124	1,025	5,149
Thereafter	16,375	4,286	20,661
Total undiscounted cash flows	$36,200	$12,666	$48,866
Discount applied to cash flows	(3,588)	(2,074)	(5,662)
Total discounted cash flows reported as operating lease liabilities	$32,612	$10,592	$43,204

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Overnight advances	$—	$25,000
Fixed interest rate advances	20,000	—
Total FHLB advances	$20,000	$25,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2022 and December 31, 2021, Republic had available borrowing capacity of $888 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of March 31, 2022 and December 31, 2021.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

Weighted
Average
Year (dollars in thousands)	Principal	Rate

2022	$—	—%
2023	—	—
2024	—	—
2025	—	—
2026	—	—
2027	20,000	1.89
Total	$20,000	1.89%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021

Average outstanding balance during the period	$1,711	$40,278
Average interest rate during the period	0.15%	0.17%
Maximum outstanding at any month end during the period	$25,000	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2022	December 31, 2021

First lien, single family residential real estate	$1,019,268	$1,041,461
Home equity lines of credit	186,222	186,396

9. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

COVID Pandemic

COVID was declared a pandemic by the World Health Organization on March 11, 2020.  Since March 2020, jurisdictions within and outside the U.S. have imposed economic and social restrictions on the population, in general, and non-essential businesses to slow the spread of COVID. These restrictions, in combination with the public’s response to them, have disrupted supply chains and effectively suspended or curtailed economic activity for many industries across the U.S. and the world. Industries within the Company’s market footprint have been impacted by these supply chain disruptions as well as the corresponding inflationary pressures driven by them in combination with on-going governmental stimulus programs.

While vaccines for the virus began rolling out during 2021, the future potential financial impact of the COVID pandemic is still unknown at this time. This pandemic and the public’s response to it could cause the Company to experience a material adverse impact on its business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, MSRs, deferred tax assets, or counterparty risk derivatives.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2022	December 31, 2021

Unused warehouse lines of credit	$713,800	$565,950
Unused home equity lines of credit	357,242	348,681
Unused loan commitments - other	817,085	828,229
Standby letters of credit	11,310	11,305
FHLB letter of credit	643	643
Total commitments	$1,900,080	$1,754,808

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

The following tables present a rollforward of the ACLC for the three months ended March 31, 2022 and 2021:

	ACLC Rollforward
	Three Months Ended March 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$154	$(24)	$—	$—	$130	$79	$37	$—	$—	$116
Unused home equity lines of credit	247	9	—	—	256	173	21	—	—	194
Unused loan commitments - other	651	3	—	—	654	737	(32)	—	—	705

Total	$1,052	$(12)	$—	$—	$1,040	$989	$26	$—	$—	$1,015

The Company decreased its ACLC during the three months ended March 31, 2022 based on a decrease in the expected loss rate for its unused commitments.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of March 31, 2022. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2022 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$153,119	$159,841	$—	$312,960
Private label mortgage-backed security	—	—	2,602	2,602
Mortgage-backed securities - residential	—	216,901	—	216,901
Collateralized mortgage obligations	—	27,299	—	27,299
Corporate bonds	—	10,052	—	10,052
Trust preferred security	—	—	3,725	3,725
Total available-for-sale debt securities	$153,119	$414,093	$6,327	$573,539

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$164	$—	$164
Community Reinvestment Act mutual fund	2,338	—	—	2,338
Total equity securities with readily determinable fair value	$2,338	$164	$—	$2,502

Mortgage loans held for sale	$—	$13,302	$—	$13,302
Consumer loans held for sale	—	—	11,709	11,709
Consumer loans held for investment	—	—	107	107
Rate lock loan commitments	—	442	—	442
Mandatory forward contracts	—	1,461	—	1,461
Interest rate swap agreements	—	2,537	—	2,537

Financial liabilities:
Interest rate swap agreements	$—	$2,537	$—	$2,537

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,112	$167,347	$—	$237,459
Private label mortgage-backed security	—	—	2,731	2,731
Mortgage-backed securities - residential	—	210,749	—	210,749
Collateralized mortgage obligations	—	30,294	—	30,294
Corporate bonds	—	10,046	—	10,046
Trust preferred security	—	—	3,847	3,847
Total available-for-sale debt securities	$70,112	$418,436	$6,578	$495,126

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,450	—	—	2,450
Total equity securities with readily determinable fair value	$2,450	$170	$—	$2,620

Mortgage loans held for sale	$—	$29,393	$—	$29,393
Consumer loans held for sale	—	—	19,747	19,747
Consumer loans held for investment	—	—	170	170
Rate lock loan commitments	—	1,404	—	1,404
Mandatory forward contracts	—	66	—	66
Interest rate swap agreements	—	5,786	—	5,786

Financial liabilities:
Interest rate swap agreements	—	5,786	—	5,786

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2022 and 2021.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$2,731	$2,957
Total gains or losses included in earnings:
Net change in unrealized gain	24	15
Principal paydowns	(153)	(109)
Balance, end of period	$2,602	$2,863

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
March 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,602	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,731	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$3,847	$3,800
Total gains or losses included in earnings:
Discount accretion	14	13
Net change in unrealized gain	(136)	(163)
Balance, end of period	$3,725	$3,650

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2022 and December 31, 2021.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Aggregate fair value	$13,302	$29,393
Contractual balance	13,283	28,668
Unrealized gain	19	725

The total amount of gains and losses from changes in fair value included in earnings for the three and three months ended March 31, 2022 and 2021 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Interest income	$204	$409
Change in fair value	(706)	(1,011)
Total included in earnings	$(502)	$(602)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2022 and December 31, 2021.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$11,709	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$19,747	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2022	December 31, 2021

Aggregate fair value	$11,709	$19,747
Contractual balance	11,632	19,633
Unrealized gain	77	114

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Interest income	$2,890	$571
Change in fair value	(37)	16
Total included in earnings	$2,853	$587

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,558	$1,558
Commercial real estate	—	—	2,814	2,814
Home equity	—	—	290	290
Total collateral-dependent loans*	$—	$—	$4,662	$4,662

Other real estate owned:
Commercial real estate	$—	$—	$1,740	$1,740
Total other real estate owned	$—	$—	$1,740	$1,740

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,626	$1,626
Commercial real estate	—	—	2,841	2,841
Home equity	—	—	378	378
Total collateral-dependent loans*	$—	$—	$4,845	$4,845

Other real estate owned:
Residential real estate	$—	$—	$1,792	$1,792
Total other real estate owned	$—	$—	$1,792	$1,792

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,558	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 44% (9%)

Collateral-dependent loans - commercial real estate	$2,814	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$290	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

Other real estate owned - commercial real estate	$1,740	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,626	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$2,841	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$378	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-4% (3%)

Other real estate owned - commercial real estate	$1,792	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

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

Collateral-dependent loans are as follows:

(in thousands)	March 31, 2022	December 31, 2021

Carrying amount of loans measured at fair value	$4,762	$4,928
Estimated selling costs considered in carrying amount	822	842
Valuation allowance	(922)	(925)
Total fair value	$4,662	$4,845

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Provision on collateral-dependent loans	$(4)	$—

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2022	December 31, 2021

Other real estate owned carried at fair value	$1,740	$1,792
Other real estate owned carried at cost	—	—
Total carrying value of other real estate owned	$1,740	$1,792

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Other real estate owned write-downs during the period	$52	$53

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$1,077,158	$1,077,158	$—	$—	$1,077,158
Available-for-sale debt securities	573,539	153,119	414,093	6,327	573,539
Held-to-maturity debt securities	38,795	—	39,087	—	39,087
Equity securities with readily determinable fair values	2,502	2,338	164	—	2,502
Mortgage loans held for sale, at fair value	13,302	—	13,302	—	13,302
Consumer loans held for sale, at fair value	11,709	—	—	11,709	11,709
Consumer loans held for sale, at the lower of cost or fair value	3,026	—	—	3,026	3,026
Loans, net	4,318,587	—	—	4,272,818	4,272,818
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,426	—	9,426	—	9,426
Mortgage servicing rights	9,502	—	15,296	—	15,296
Rate lock loan commitments	442	—	442	—	442
Mandatory forward contracts	1,461	—	1,461	—	1,461
Interest rate swap agreements	2,537	—	2,537	—	2,537

Liabilities:
Noninterest-bearing deposits	$2,226,714	$—	$2,226,714	$—	$2,226,714
Transaction deposits	2,600,920	—	2,600,920	—	2,600,920
Time deposits	259,472	—	257,598	—	257,598
Securities sold under agreements to repurchase and other short-term borrowings	287,818	—	287,818	—	287,818
Federal Home Loan Bank advances	20,000	—	21,860	—	21,860
Accrued interest payable	192	—	192	—	192
Interest rate swap agreements	2,537	—	2,537	—	2,537

		Fair Value Measurements at
		December 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$756,971	$756,971	$—	$—	$756,971
Available-for-sale debt securities	495,126	70,112	418,436	6,578	495,126
Held-to-maturity debt securities	44,299	—	44,764	—	44,764
Equity securities with readily determinable fair values	2,620	2,450	170	—	2,620
Mortgage loans held for sale, at fair value	29,393	—	29,393	—	29,393
Consumer loans held for sale, at fair value	19,747	—	—	19,747	19,747
Consumer loans held for sale, at the lower of cost or fair value	2,937	—	—	2,937	2,937
Loans, net	4,431,985	—	—	4,445,244	4,445,244
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,877	—	9,877	—	9,877
Mortgage servicing rights	9,196	—	11,540	—	11,540
Rate lock loan commitments	1,404	—	1,404	—	1,404
Mandatory forward contracts	66	—	66	—	66
Interest rate swap agreements	5,786	—	5,786	—	5,786

Liabilities:
Noninterest-bearing deposits	$1,990,781	$—	$1,990,781	$—	$1,990,781
Transaction deposits	2,553,423	—	2,553,423	—	2,553,423
Time deposits	296,214	—	298,236	—	298,236
Securities sold under agreements to repurchase and other short-term borrowings	290,967	—	290,967	—	290,967
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	159	—	159	—	159
Interest rate swap agreements	5,786	—	5,786	—	5,786

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$29,393	$46,867
Origination of mortgage loans held for sale	100,661	213,587
Proceeds from the sale of mortgage loans held for sale	(119,212)	(203,815)
Net gain on sale of mortgage loans held for sale	2,460	6,997
Balance, end of period	$13,302	$63,636

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Net gain realized on sale of mortgage loans held for sale	$2,733	$8,045
Net change in fair value recognized on loans held for sale	(706)	(1,011)
Net change in fair value recognized on rate lock loan commitments	(962)	(2,637)
Net change in fair value recognized on forward contracts	1,395	2,600
Net gain recognized	2,460	6,997

Loan servicing income	865	793
Amortization of mortgage servicing rights	(668)	(997)
Change in mortgage servicing rights valuation allowance	—	400
Net servicing income recognized	197	196
Total Mortgage Banking income	$2,657	$7,193

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Balance, beginning of period	$9,196	$7,095
Additions	974	1,213
Amortized to expense	(668)	(997)
Change in valuation allowance	—	400
Balance, end of period	$9,502	$7,711

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Beginning valuation allowance	$—	$500
Charge during the period	—	(400)
Ending valuation allowance	$—	$100

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2022	December 31, 2021

Fair value of mortgage servicing rights portfolio	$15,296	$11,540
Monthly weighted average prepayment rate of unpaid principal balance*	140%	208%
Discount rate	10.17%	10.15%
Weighted average foreclosure rate	0.14%	0.19%
Weighted average life in years	7.34	5.93
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2022		December 31, 2021
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$13,283	$13,302	$28,668	$29,393

Included in other assets:
Rate lock loan commitments	$46,981	$442	$56,736	$1,404
Mandatory forward contracts	45,608	1,461	70,812	66

12. INTEREST RATE SWAPS

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2022		December 31, 2021
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$51,584	$1,883	$107,502	$5,786
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	71,222	(2,537)	16,423	(298)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$122,806	$(654)	$123,925	$5,488

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	122,806	654	123,925	(5,488)
Total		$245,612	$—	$247,850	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $873,000 and $6.8 million as of March 31, 2022 and December 31, 2021.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021

Net income	$27,926	$26,053
Dividends declared on Common Stock:
Class A Shares	(6,081)	(5,743)
Class B Shares	(671)	(616)
Undistributed net income for basic earnings per share	21,174	19,694
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(27)	(20)
Undistributed net income for diluted earnings per share	$21,147	$19,674

Weighted average shares outstanding:
Class A Shares	17,980	18,798
Class B Shares	2,165	2,199
Effect of dilutive securities on Class A Shares outstanding	80	65
Weighted average shares outstanding including dilutive securities	20,225	21,062

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31
Undistributed earnings per share*	1.06	0.95
Total basic earnings per share - Class A Common Stock	$1.40	$1.26

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28
Undistributed earnings per share*	0.96	0.86
Total basic earnings per share - Class B Common Stock	$1.27	$1.14

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31
Undistributed earnings per share*	1.06	0.94
Total diluted earnings per share - Class A Common Stock	$1.40	$1.25

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28
Undistributed earnings per share*	0.96	0.86
Total diluted earnings per share - Class B Common Stock	$1.27	$1.14
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2022	2021

Antidilutive stock options	186,000	154,000
Average antidilutive stock options	175,000	154,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Available-for-Sale Debt Securities:
Unrealized losses on AFS debt securities	$(21,249)	$(2,029)
Unrealized gain of AFS debt security for which a portion of OTTI has been recognized in earnings	24	15
Net losses	(21,225)	(2,014)
Tax effect	5,308	503
Net of tax	$(15,917)	$(1,511)

The following is a summary of the AOCI balances, net of tax:

		2022
(in thousands)	December 31, 2021	Change	March 31, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(15,935)	$(15,045)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	18	1,002
Total unrealized gain (loss)	$1,874	$(15,917)	$(14,043)

		2021
(in thousands)	December 31, 2020	Change	March 31, 2021

Unrealized gain on AFS debt securities	$7,571	$(1,522)	$6,049
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	938	11	949
Total unrealized gain (loss)	$8,509	$(1,511)	$6,998

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended March 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$36,148	$4,515	$204	$40,867	$15,404	$6,341	$21,745	$62,612

Noninterest income:
Service charges on deposit accounts	3,219	13	—	3,232	(6)	—	(6)	3,226
Net refund transfer fees	—	—	—	—	12,051	—	12,051	12,051
Mortgage banking income (1)	—	—	2,657	2,657	—	—	—	2,657
Interchange fee income	3,012	—	—	3,012	58	—	58	3,070
Program fees (1)	—	—	—	—	727	3,127	3,854	3,854
Increase in cash surrender value of BOLI (1)	612	—	—	612	—	—	—	612
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Other	444	—	34	478	106	—	106	584
Total noninterest income	7,234	13	2,691	9,938	17,936	3,127	21,063	31,001

Total net revenue	$43,382	$4,528	$2,895	$50,805	$33,340	$9,468	$42,808	$93,613

Net-revenue concentration (2)	46%	5%	3%	54%	36%	10%	46%	100%

	Three Months Ended March 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$41,102	$6,772	$409	$48,283	$14,676	$4,821	$19,497	$67,780

Noninterest income:
Service charges on deposit accounts	2,865	14	—	2,879	(6)	—	(6)	2,873
Net refund transfer fees	—	—	—	—	12,721	—	12,721	12,721
Mortgage banking income (1)	—	—	7,193	7,193	—	—	—	7,193
Interchange fee income	2,969	—	—	2,969	58	—	58	3,027
Program fees (1)	—	—	—	—	896	1,329	2,225	2,225
Increase in cash surrender value of BOLI (1)	390	—	—	390	—	—	—	390
Net losses on OREO	(11)	—	—	(11)	—	—	—	(11)
Other	571	—	28	599	20	—	20	619
Total noninterest income	6,784	14	7,221	14,019	13,689	1,329	15,018	29,037

Total net revenue	$47,886	$6,786	$7,630	$62,302	$28,365	$6,150	$34,515	$96,817

Net-revenue concentration (2)	50%	7%	8%	65%	29%	6%	35%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Contract termination fee – During the first quarter of 2022, RB&T provided Green Dot a notice of termination for the May 2021 Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot. As a result of this contract termination, Green Dot paid RB&T a contract termination fee of $5.0 million during the quarter.

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

As of March 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Unsecured, consumer loans

The accounting policies used for Republic’s reportable segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2021 Annual Report on Form 10-K. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless reasonable and specific segment allocations can be made. The Company makes transactions among reportable segments at carrying value.

Segment information follows:

	Three Months Ended March 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$36,148	$4,515	$204	$40,867	$15,404	$6,341	$21,745	$62,612

Provision for expected credit loss expense	320	(401)	—	(81)	7,912	1,395	9,307	9,226

Net refund transfer fees	—	—	—	—	12,051	—	12,051	12,051
Mortgage banking income	—	—	2,657	2,657	—	—	—	2,657
Program fees	—	—	—	—	727	3,127	3,854	3,854
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Other noninterest income	7,234	13	34	7,281	158	—	158	7,439
Total noninterest income	7,234	13	2,691	9,938	17,936	3,127	21,063	31,001

Total noninterest expense	38,219	952	2,690	41,861	5,145	1,567	6,712	48,573

Income before income tax expense	4,843	3,977	205	9,025	20,283	6,506	26,789	35,814
Income tax expense	472	904	45	1,421	4,906	1,561	6,467	7,888

Net income	$4,371	$3,073	$160	$7,604	$15,377	$4,945	$20,322	$27,926

Period-end assets	$4,984,918	$689,204	$28,573	$5,702,695	$552,101	$95,073	$647,174	$6,349,869

Net interest margin	2.90%	3.09%	NM	2.92%	NM	NM	NM	4.30%

Net-revenue concentration*	46%	5%	3%	54%	36%	10%	46%	100%

	Three Months Ended March 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$41,102	$6,772	$409	$48,283	$14,676	$4,821	$19,497	$67,780

Provision for expected credit loss expense	(5)	(242)	—	(247)	15,884	(375)	15,509	15,262

Net refund transfer fees	—	—	—	—	12,721	—	12,721	12,721
Mortgage banking income	—	—	7,193	7,193	—	—	—	7,193
Program fees	—	—	—	—	896	1,329	2,225	2,225
Other noninterest income	6,784	14	28	6,826	72	—	72	6,898
Total noninterest income	6,784	14	7,221	14,019	13,689	1,329	15,018	29,037

Total noninterest expense	37,328	1,028	3,121	41,477	5,302	1,032	6,334	47,811

Income before income tax expense	10,563	6,000	4,509	21,072	7,179	5,493	12,672	33,744
Income tax expense	2,125	1,434	992	4,551	1,770	1,370	3,140	7,691

Net income	$8,438	$4,566	$3,517	$16,521	$5,409	$4,123	$9,532	$26,053

Period-end assets	$4,789,840	$865,655	$78,760	$5,734,255	$625,690	$116,595	$742,285	$6,476,540

Net interest margin	3.47%	3.43%	NM	3.46%	NM	NM	NM	4.66%

Net-revenue concentration*	50%	7%	8%	65%	29%	6%	35%	100%

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

Broadly speaking, forward-looking statements include:

●	the potential impact of the COVID pandemic on Company operations;
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
●	descriptions of plans or objectives for future operations, products, or services;
●	descriptions and projections related to management strategies for loans, deposits, investments and borrowings;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID pandemic on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	inflation;
●	recession;
●	future acquisitions;

●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

ACLL and Provision — As of March 31, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of March 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2022, Republic had 42 full-service banking centers with locations as follows:

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

Treasury Management Services — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation, and ACH processing are additional services offered to commercial businesses through the Bank’s Treasury Management department. Treasury Management officers work closely with commercial and retail officers to support the cash management needs of Bank clients.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2022 and 2021:

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans.

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

 See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Cancelled TRS Sale Transaction - As previously disclosed, Green Dot Corporation paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 after RB&T provided Green Dot a notice of termination of the May 2021 Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot. RB&T continues to pursue other legal remedies against Green Dot related to the Sale Transaction. The Company recorded the contract termination fee within noninterest income during the first quarter of 2022.

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

 (V) Republic Credit Solutions segment

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

OVERVIEW (Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021)

Total Company net income for the first quarter of 2022 was $27.9 million, a $1.9 million, or 7%, increase from the same period in 2021. Diluted EPS increased to $1.40 for first quarter of 2022 compared to $1.25 for the same period in 2021. The increase in net income primarily reflected the benefit of a $5.0 million pre-tax contract termination fee and a positive reduction in Provision, partially offset by a decrease in net interest income and Mortgage Banking income. Compared to the first quarter of 2022, the first quarter of 2021 was significantly and positively impacted by strong fee income from the Paycheck Protection Program and higher demand for mortgage refinancing, driving strong mortgage banking income.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $4.1 million, or 48%, for the first quarter of 2022 compared to the same period in 2021.

●	Net interest income decreased $5.0 million, or 12%, for the first quarter of 2022 compared to the same period in 2021.

●	Provision was a net charge of $320,000 for the first quarter of 2022 compared to a net credit of $5,000 for the same period in 2021.

●	Noninterest income increased $450,000, or 7%, for the first quarter of 2022 compared to the same period in 2021.

●	Noninterest expense increased $891,000, or 2%, for the first quarter of 2022 compared to the same period in 2021.

●	Total Traditional Bank loans increased $69 million, or 2%, during the first quarter of 2022, driven primarily by strong CRE loan growth.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.47% as of March 31, 2022 compared to 0.59% as of December 31, 2021.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.16% as of March 31, 2022 compared to 0.21% as of December 31, 2021.

●	Total Traditional Bank deposits increased $94 million, or 2%, during the first quarter of 2022.

Warehouse Lending segment

●	Net income decreased $1.5 million, or 33%, for the first quarter of 2022 compared to the same period in 2021.

●	Net interest income decreased $2.3 million, or 33%, for the first quarter of 2022 compared to the same period in 2021.

●	The Warehouse Provision was a net credit of $401,000 for the first quarter of 2022 compared to a net credit of $242,000 for the same period in 2021.

●	Average committed Warehouse lines decreased to $1.4 billion in the first quarter of 2022 compared to $1.5 billion in the first quarter of 2021.

●	Average line usage was 42% during the first quarter of 2022 compared to 54% during the same period in 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $4.5 million, or 63%, during the first quarter of 2022 compared to the same period in 2021.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $119 million during the first quarter of 2022 compared to $204 million during the same period in 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold decreasing to 2.29% from 3.95% from period to period.

Tax Refund Solutions segment

●	Net income increased $10.0 million, or 184%, for the first quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $728,000, or 5%, for the first quarter of 2022 compared to the same period in 2021.

●	Total EA originations were $311 million during the first quarter of 2022 compared to $250 million for the first quarter of 2021.

●	Overall, TRS recorded a net charge to the Provision of $7.9 million during the first quarter of 2022 compared to a net charge to the Provision of $15.9 million for the same period in 2021.

●	Noninterest income increased $4.2 million for the first quarter of 2022 compared to the same period in 2021. Noninterest income for the first quarter of 2022 included a $5.0 million contract termination fee.

●	Net RT revenue decreased $670,000 for the first quarter of 2022 compared to the same period in 2021.

●	Noninterest expense was $5.1 million for the first quarter of 2022 compared to $5.3 million for the same period in 2021.

TRS had multiple factors during 2021 and 2022 that impacted and will continue to impact its 2022 performance and the comparability of that performance to the same periods in 2021. By year, these factors discussed below include, but may not be limited to, the following:

2021

1)	The start of the IRS processing season was delayed approximately two weeks later than a typical tax season; and

2)	The Company believes stimulus programs from the Federal Government and pandemic-related restrictions during early 2021 negatively impacted demand for TRS’s RT and EA products.

2022

1)	TRS amended one of its existing third-party contracts to provide for a small revenue share from Republic to the third party, along with a cap on loan losses from the third party to Republic for all EA products originated through this provider;

2)	TRS experienced a loss of RT and EA product volume to Green Dot directly following the execution of the Purchase Agreement;

3)	Although to a lesser degree than in the 2021 tax season, we believe stimulus programs from the Federal Government during the latter half of 2021 negatively impacted the 2022 tax season; and

4)	The Bank received a $5.0 million termination fee in January 2022 following the cancellation of the Sales Transaction.

As it relates to factors impacting 2021, the processing season with the IRS started approximately two weeks later than normal. As a result, RT funding volume and loan repayments from the IRS lagged normal funding patterns in non-COVID-impacted years and effectively pushed RT revenue and loan recovery activity later into the 2021 calendar year. In addition, government stimulus programs during 2021 negatively impacted demand for TRS EA and RT products.

Conversely, the timing of the IRS tax season during the first quarter of 2022 was more in-line with non-COVID seasons than the first quarter of 2021. As a result, the Company believes that it likely received a greater percentage of its funded RT volume in the first quarter of 2022 as compared to 2021, and that it likely received a greater percentage of its EA loan repayments in the first quarter of 2022 than it did during 2021. This estimated timing, if correct, generally provided more favorable first quarter 2022 results for TRS as compared to the first quarter of 2021, but will likely provide for less favorable quarterly comparisons throughout the remainder of 2022 as compared to 2021.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the first quarter 2022 tax season was also favorably impacted by a contractual change with one of the Company’s large Tax Providers. As a result of the amended contract, TRS provides this tax provider a revenue share, while this tax provider covers certain overhead costs of the program and furnishes to RB&T a loan loss guaranty for EAs originated through this provider. Through this specific provider, TRS originated $172 million of EAs during the first quarter of 2022 as compared to $135 million originated during the first quarter of 2021. The net cost of the revenue share to the provider from RB&T was approximately $268,000 for the $172 million of EA volume. Under the amended contract, during the first quarter of 2022 the net benefit to TRS of the covered overhead costs and to the Provision from the loan loss guaranty was approximately $3.0 million.

Negatively impacting the first quarter 2022 tax season as compared to the first quarter of 2021 was a loss of RT and EA volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the loss of volume to Green Dot will have a negative impact to the overall results of TRS for 2022 and well into the future if TRS is unable to win this business back from Green Dot through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs, TRS experienced a significant net positive improvement to its first quarter 2022 tax results as compared to the first quarter of 2021. Because many of these factors may only be timing in nature, management believes TRS’s results of operations, and more specifically RT revenue and net recoveries for previously charged-off EAs for the remainder of 2022 will likely be negative as compared to the same periods in 2021.

Republic Credit Solutions segment

●	Net income increased $822,000, or 20%, for the first quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $1.5 million, or 32%, for the first quarter of 2022 compared to the same period in 2021.

●	Overall, RCS recorded a net charge to the Provision of $1.4 million during the first quarter of 2022 compared to a net credit of $375,000 for the same period in 2021.

●	Noninterest income increased $1.8 million, or 135%, from the first quarter of 2022 to the first quarter of 2022.

●	Noninterest expense was $1.6 million for the first quarter of 2022 and $1.0 million for the same period in 2021.

●	Total nonperforming loans to total loans for the RCS segment was 0.04% as of March 31, 2022 compared to 0.05% as of December 31, 2021.

●	Delinquent loans to total loans for the RCS segment was 6.47% as of March 31, 2022 compared to 6.48% as of December 31, 2021.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These market rates trended lower with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. With the rise of inflation during the latter half of 2021 and early 2022, the FOMC increased the FFTR and announced the end to its quantitative easing program in March 2022. In addition, the FOMC also signaled a more aggressive and hawkish approach to its monetary policies, including additional and larger increases to the FFTR, and monetary tightening through reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s actions and signals continued to place upward pressure on long-term market interest rates for bonds and loans during the first quarter of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during the remainder of 2022. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $62.6 million during the first quarter of 2022 and represented a decrease of $5.2 million, or 8%, from the first quarter of 2021. Total Company net interest margin decreased to 4.30% during the first quarter of 2022 compared to 4.66% for the same period in 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $5.0 million, or 12%, for the first quarter of 2022 compared to the same period in 2021. Traditional Banking’s net interest margin was 2.90% for the first quarter of 2022, a decrease of 57 basis points from the same period in 2021.

Table 1 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

The Company earns fees and a coupon interest rate of 1.0% on its PPP portfolio. Due to the short-term nature of the PPP, management believes Traditional Bank net interest income excluding PPP fees and coupon interest is a more appropriate measure to analyze the performance of the Traditional Bank’s net interest income and net interest margin. The following table reconciles Traditional Bank net interest income and net interest margin to Traditional Bank net interest income and net interest margin excluding PPP fees and interest, a non-GAAP measure.

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Three Months Ended Mar. 31,				Three Months Ended Mar. 31,				Three Months Ended Mar. 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$36,148	$41,102	$(4,954)	(12)%	$4,984,524	$4,740,971	$243,553	5%	2.90%	3.47%	(0.57)%
Less: Impact of PPP fees and interest	955	6,698	(5,743)	(86)	30,601	364,765	(334,164)	(92)	0.06	0.33	(0.27)
Traditional Banking ex PPP fees and interest - non-GAAP	$35,193	$34,404	$789	2	$4,953,923	$4,376,206	$577,717	13	2.84	3.14	(0.30)

The decrease in the Traditional Bank’s net interest income and net interest margin during the first quarter of 2022 was primarily attributable to the following factors:

●	The Traditional Bank recognized $955,000 of fees and interest on its PPP portfolio during the first quarter of 2022 compared to $6.7 million of similar income during the same period in 2021. The $5.7 million decrease in PPP fees and interest primarily highlighted the short-term nature of this program, which was closer to its peak during the first quarter of 2021.

To facilitate pandemic relief for the communities it serves, the Traditional Bank originated 3,700 PPP loans totaling $528 million during 2020 and another 1,900 PPP loans totaling $210 million in early 2021. As of March 31, 2022, net PPP loans of $18 million remained on the Traditional Bank’s balance sheet, including $3 million in loan balances originated during 2020 and $15 million in loan balances originated during 2021.

●	Traditional Bank net interest income, excluding PPP fees and interest, increased $789,000, or 2%, from the first quarter of 2021, as average non-PPP loans at the Traditional Bank grew from $3.3 billion for the first quarter of 2021 to $3.5 billion for the first quarter of 2022. Offsetting the benefit of growth in non-PPP Traditional Bank loans was a 30-basis point decrease in the Traditional Bank’s net interest margin excluding PPP loans and related fees and interest. The Traditional Bank’s net interest margin, excluding the PPP-related elements, declined from 3.14% for the first quarter of 2021 to 2.84% for the first quarter of 2022.

The decline in the net interest margin was substantially driven by the Company’s internal Funds Transfer Pricing methodology in combination with the change in the timing of cash received for tax refunds at TRS during 2022 as compared to 2021. More specifically, as part of its internal FTP process, the Traditional Bank purchases the cash from the deposits of the various business segments and sells cash to the various business segments for loans funded by those segments. The FTP price (or interest) paid or earned by the Traditional Bank for those internal FTP transactions may not be indicative of the real interest earned or paid for the Traditional Bank in the actual market. As a result, the Traditional Bank often earns a lower, and sometimes negative, spread on this cash, negatively impacting its net interest margin. With the tax refund season delayed during 2021, the cash purchased by the Traditional Bank from TRS was significantly more during the first quarter of 2022 as compared to the first quarter of 2021, resulting in the Traditional Bank having substantially more cash during the first quarter of 2022 than 2021 and generating a lower overall net interest margin.

As previously disclosed, both short-term and long-term market interest rates are expected to increase during 2022 as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

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

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $2.3 million, or 33%, from the first quarter of 2021 to the first quarter of 2022, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $790 million during the first quarter of 2021 to $585 million for the first quarter of 2022, as home-mortgage refinancing dipped from historically high volume in early 2021. The Warehouse net interest margin compressed 43 basis points from 3.43% during the first quarter of 2021 to 3.09% during the first quarter of 2022, as competitive forces began driving down the contractual interest rates on the Company’s Warehouse lines during the third quarter of 2021.

Committed Warehouse lines-of-credit remained at $1.4 billion from March 31, 2021 to March 31, 2022, while average usage rates for Warehouse lines were 42% and 54%, respectively, during the first quarters of 2022 and 2021.

Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to Warehouse’s net interest income and net interest margin in the near term, however, the benefit of an increase in rates could be partially or entirely offset by a reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, a lower demand for Warehouse borrowings could cause additional competitive pricing pressures for the industry, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

TRS’s net interest income increased $728,000 for the first quarter of 2022 compared to the same period in 2021. TRS’s EA product earned $13.4 million in interest income during the first quarter of 2022, a $655,000 increase from the first quarter of 2021 resulting primarily from a $61 million increase in EA originations from period to period. For factors affecting the comparison of the TRS results of operations for the first quarter of 2022 and the first quarter of 2021, see section titled “OVERVIEW (Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $1.5 million, or 32%, from the first quarter of 2021 to the first quarter of 2022. The increase was driven primarily by an increase in fee income from RCS’s LOC products. Loan fees on these products, recorded as interest income on loans, increased to $5.7 million during the first quarter of 2022 compared to $3.8 million during the same period in 2021.

Interest income on RCS’s LOC I product increased $917,000, driven by a $5 million increase in average outstanding balances for this product from the first quarter of 2021 to the first quarter of 2022. Interest income on RCS’s LOC II product increased $912,000, as the Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase.

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

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$861,822	$429	0.20%	$510,433	$154	0.12%
Investment securities, including FHLB stock (1)	606,182	2,111	1.39	563,985	2,017	1.43
TRS Easy Advance loans (2)	84,557	13,444	63.60	89,732	12,789	57.01
RCS LOC products (2)	26,279	5,702	86.79	16,284	3,770	92.61
Other RPG loans (3) (7)	120,917	1,984	6.56	139,729	2,789	7.98
Outstanding Warehouse lines of credit (4) (7)	584,519	4,878	3.34	790,244	7,370	3.73
Paycheck Protection Program loans (5) (7)	30,601	955	12.48	288,115	6,698	9.30
All other Core Bank loans (6) (7)	3,508,382	34,052	3.88	3,421,552	33,970	3.97

Total interest-earning assets	5,823,259	63,555	4.37	5,820,074	69,557	4.78

Allowance for credit loss	(69,287)			(66,561)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	354,165			249,842
Premises and equipment, net	35,460			39,185
Bank owned life insurance	99,532			68,257
Other assets (1)	180,779			191,497
Total assets	$6,423,908			$6,302,294

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,692,120	$97	0.02%	$1,485,015	$82	0.02%
Money market accounts	798,943	94	0.05	732,328	103	0.06
Time deposits	261,703	640	0.98	314,904	1,105	1.40
Reciprocal money market and time deposits	74,730	48	0.26	313,445	255	0.33
Brokered deposits	—	—	—	63,325	20	0.13

Total interest-bearing deposits	2,827,496	879	0.12	2,909,017	1,565	0.22

Securities sold under agreements to repurchase and other short-term borrowings	300,169	28	0.04	192,669	9	0.02
Federal Home Loan Bank advances	23,333	36	0.62	43,167	31	0.29
Subordinated note	—	—	—	41,240	172	1.67

Total interest-bearing liabilities	3,150,998	943	0.12	3,186,093	1,777	0.22

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,313,549			2,146,036
Other liabilities	112,331			133,953
Stockholders’ equity	847,030			836,212
Total liabilities and stock-holders’ equity	$6,423,908			$6,302,294

Net interest income		$62,612			$67,780

Net interest spread			4.25%			4.56%

Net interest margin			4.30%			4.66%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $662,000 and $1.7 million for the three months ended March 31, 2022 and 2021.
(4)	Interest income includes loan fees of $574,000 and $871,000 for the three months ended March 31, 2022 and 2021.
(5)	Interest income includes loan fees of $879,000 and $5.8 million for the three months ended March 31, 2022 and 2021.
(6)	Interest income includes loan fees of $1.5 million and $895,000 for the three months ended March 31, 2022 and 2021.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$275	$141	$134
Investment securities, including FHLB stock	94	148	(54)
TRS Easy Advance loans*	655	2,831	(2,176)
RCS LOC I product	1,932	1,250	682
Other RPG loans	(805)	363	(1,168)
Outstanding Warehouse lines of credit	(2,492)	(1,942)	(550)
Paycheck Protection Program loans	(5,743)	(8,570)	2,827
All other Core Bank loans	82	299	(217)
Net change in interest income	(6,002)	(5,480)	(522)

Interest expense:

Transaction accounts	15	12	3
Money market accounts	(9)	9	(18)
Time deposits	(465)	(166)	(299)
Reciprocal money market and time deposits	(207)	(162)	(45)
Brokered deposits	(20)	(20)	—
Securities sold under agreements to repurchase and other short-term borrowings	19	7	12
Federal Home Loan Bank advances	5	(19)	24
Subordinated note	(172)	(172)	—
Net change in interest expense	(834)	(511)	(323)

Net change in net interest income	$(5,168)	$(4,969)	$(199)

* *Since interest income for Easy Advances is composed entirely of loan fees and EAs are only offered during the first two months of each year, volume and rate measurements for this product are based on total EAs originated instead of average EA balances during the period. EA originations totaled $311 million and $250 million for the quarters ended March 31, 2022 and 2021. The unannualized EA yield as a function of total EA originations was 4.32% and 5.11% for the quarters ended March 31, 2022 and 2021.

Provision

Total Company Provision was a net charge of $9.2 million for the first quarter of 2022 compared to a net charge of $15.3 million for the same period in 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2022 was a net charge of $320,000 compared to a net credit of $5,000 for the first quarter of 2021. An analysis of the Provision for the first quarter of 2022 compared to the same period in 2021 follows:

●	For the first quarter of 2022, the Traditional Bank Provision primarily reflected formula reserves tied to general loan growth. Non-PPP Traditional Bank loans grew $107 million from December 31, 2021 to March 31, 2022.

●	For the first quarter of 2021, there was a minimal net credit to the Traditional Bank Provision during the quarter as the Traditional Bank non-PPP loan balances declined by approximately $51 million from December 31, 2020 to March 31, 2021.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.39% as of March 31, 2022 compared to 1.41% as of December 31, 2021 and 1.35% as of March 31, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of March 31, 2022.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $401,000 for the first quarter of 2022 compared to a net credit of $242,000 for the same period in 2021. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $160 million during the first quarter of 2022 compared to a decrease of $97 million during the first quarter of 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2022, December 31, 2021, and March 31, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2022.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $7.9 million during the first quarter of 2022 compared to a net charge of $15.9 million for the same period in 2021. Substantially all TRS Provision in both periods was related to its EA product.

TRS recorded a charge to the Provision for EA loans of $8.3 million, or 2.67% of its $311 million in EAs originated during the first quarter of 2022 compared to a charge to the Provision of $16.0 million, or 6.41% of its $250 million of EAs originated during the first quarter of 2021. The decrease in Provision for the first quarter of 2022 was primarily due to the following two factors:

1)	TRS received a contractual guaranty during 2022 that limits its EA losses for EAs originated through one of its largest Tax Providers. Through this particular provider, TRS originated $172 million of EAs during the first quarter of 2022. The net benefit to the Provision for TRS during the first quarter of 2022 was approximately $2.6 million.

2)	In addition to its contractual guaranty discussed in the previous bullet (1), TRS experienced delayed EA paydowns during the first quarter of 2021 with the start of the IRS tax season delayed into mid-February 2021, combined with federal government stimulus programs during the first quarter of 2021, which generally utilized resources of the IRS and U.S. Treasury to administer the programs.

EAs are only originated during the first two months of each year, with all uncollected EAs charged off by June 30th of each year. EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans. TRS’s loss rate as of June 30, 2021 was 4.09% of total originations and it finished 2021 with an EA loss rate of 2.69% of total EAs originated.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2022 and the first quarter of 2021, see section titled “OVERVIEW (Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $1.4 million during the first quarter of 2022 compared to a net credit to the Provision of $375,000 for the same period in 2021. The increase in the Provision was driven primarily by a $1.7 million increase in net charge-offs on RCS’s line-of-credit products. Net charge-offs for RCS’s LOC I product increased to $1.7 million for the first quarter of 2022 from $672,000 during the first quarter of 2021, with government stimulus programs generally driving down usage of this product during the first quarter of 2021. Net charge-offs for RCS’s LOC II product were $672,000 for the first quarter of 2022, with no charge-offs for this product during its pilot phase during the first quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.63% as of March 31, 2022, 13.91% as of December 31, 2021, and 7.16% as of March 31, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2022.

The following table presents net charges to the RCS Provision by product:

Table 4 — RCS Provision by Product

	Three Months Ended Mar. 31,
(in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$1,403	$(374)	$1,777	(475)%
Hospital receivables	(8)	(1)	(7)	NM
Total	$1,395	$(375)	$1,770	(472)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2022	2021

ACLL at beginning of period	$64,577	$61,067

Charge-offs:

Traditional Banking:
Commercial real estate	—	(428)
Consumer	(263)	(209)
Total Traditional Banking	(263)	(637)
Warehouse lines of credit	—	—
Total Core Banking	(263)	(637)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	—	(22)
Republic Credit Solutions	(2,673)	(766)
Total Republic Processing Group	(2,673)	(788)
Total charge-offs	(2,936)	(1,425)

Recoveries:

Traditional Banking:
Residential real estate	43	27
Commercial real estate	1	68
Commercial & industrial	9	7
Home equity	3	7
Consumer	89	146
Total Traditional Banking	145	255
Warehouse lines of credit	—	—
Total Core Banking	145	255

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	362	9
Republic Credit Solutions	275	93
Total Republic Processing Group	637	102
Total recoveries	782	357

Net loan charge-offs	(2,154)	(1,068)

Provision - Core Banking	(74)	(172)
Provision - RPG	9,307	15,509
Total Provision	9,233	15,337
ACLL at end of period	$71,656	$75,336

Credit Quality Ratios - Total Company:

ACLL to total loans	1.63%	1.61%
ACLL to nonperforming loans	422	335
Net loan charge-offs to average loans	0.20	0.09

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.14%
ACLL to nonperforming loans	303	234
Net loan charge-offs to average loans	0.01	0.03

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	March 31,
	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	—%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	—	0.11
Construction & land development	—	—
Commercial & industrial	—	(0.01)
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	(0.01)	(0.01)
Consumer:
Credit cards	0.58	1.14
Overdrafts	90.70	29.00
Automobile loans	(0.03)	0.09
Other consumer	(0.26)	(0.65)
Total Traditional Banking	0.01	0.04
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.03

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	—	—
Other TRS loans	(1.16)	0.17
Republic Credit Solutions	2.62	0.62
Total Republic Processing Group	0.97	0.28
Total	0.20%	0.09%

*     Easy Advances are originated during the first two months of each year, with all EAs charged-off by June 30th of each year. Due to their relatively short life, EA net charge-offs are typically analyzed by the Company as a percentage of total EA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans increased from 0.09% during the first quarter of 2021 to 0.20 % during the first quarter of 2022, with net charge-offs increasing $1.1 million, or 102%, and average total Company loans decreasing $390 million, or 8%. The increase in net charge-offs was primarily driven by a $1.4 million increase in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities that the Company’s Core Banking operations.

From the first quarter of 2021 to the first quarter of 2022, RPG experienced a $1.7 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $1.7 million for the first quarter of 2022 from $672,000 for the first quarter of 2021, with government stimulus programs generally driving down usage of this product during the first quarter of 2021. Net charge-offs for RCS’s LOC II product were $672,000 for the first quarter of 2022, with no charge-offs for this product during its pilot phase during the first quarter of 2021.

During the first quarters of 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income increased $2.0 million during the first quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $450,000, or 7%, for the first quarter of 2022 compared to the same period in 2021, driven primarily by a $354,000 increase in Service Charges on Deposit Accounts.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2022 and 2021 were $1.6 million and $1.2 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2022 and 2021 were $288,000 and $249,000.

Mortgage Banking segment

A significant rise in long-term interest rates during the first quarter of 2022 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $7.2 million during the first quarter of 2021 to $2.7 million for the first quarter of 2022. For the first quarter of 2022, the Bank sold $119 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 2.29%. During the first quarter of 2021, however, long-term interest rates were still near historical lows, driving secondary market loan sales of $204 million with comparable cash-gain-as-a-percent-of-loans-sold of 3.95%.

With the FOMC forecasting an end to its quantitative easing program in March 2022 and a more aggressive and hawkish approach to its monetary policies during 2022, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by rising interest rates causing additional declines in mortgage banking income throughout 2022.

Tax Refund Solutions segment

TRS’s noninterest income increased $4.2 million, or 31%, during the first quarter of 2022 compared to the same period in 2021. As previously disclosed, Green Dot paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 after RB&T provided Green Dot a notice of termination of the Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot. RB&T maintains that its notice of termination of the Purchase Agreement and corresponding payment of the $5.0 million termination fee does not release Green Dot from any liability, in addition to the termination fee, related to the Sale Transaction occurring before RB&T’s notice of termination.

Regarding TRS’s RT product, net RT revenue decreased 5% from $12.7 million during the first quarter of 2021 to $12.1 million during the same period in 2022. RT revenue for the first quarter of 2022 was negatively impacted by the departure of one of TRS’s Tax Providers, who ended their relationship with the Bank following the announcement of the Purchase Agreement. The loss of this revenue was partially offset during the first quarter of 2022 by higher RT volume from TRS’s remaining Tax Providers. The higher first quarter 2022 RT volume from the remaining Tax Providers was partially driven by the two-week delay in the 2021 tax season, with this year-over-year difference in volume expected to recede as the 2022 tax season winds down and the impact of the 2021 delay diminishes.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2022 and the first quarter of 2021, see section titled “OVERVIEW (Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $1.8 million, or 135%, during the first quarter of 2022 compared to the same period in 2021, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products as sales volume was negatively impacted during the first quarter of 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. Proceeds from the sale of RCS loan products totaled $256 million during the first quarter of 2022, a 138% increase from the same period in 2021.

The following table presents RCS program fees by product:

Table 7 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$1,188	$768	$420	55%
Hospital receivables	61	48	13	27
Installment loans*	1,878	513	1,365	NM
Total	$3,127	$1,329	$1,798	135%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $762,000, or 2%, during the first quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $891,000 for the first quarter of 2022 compared to the same period in 2021. The following primarily drove the change in noninterest expense:

●	Other expenses increased $726,000. Within this increase the most notable change was a $250,000 increase in fraud losses, as the Bank’s clients experienced an increase in fraudulent check activity during the quarter. As required by regulation, the Traditional Bank reimburses its clients for these specific types of check fraud losses as they are incurred.

●	Salaries and benefits expense decreased approximately $180,000, or 1%, primarily driven by a reduction in health benefits costs partially offset by annual merit increases and a 34-count decrease in FTE’s from period to period.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $431,000, or 14%, during the first quarter of 2022 compared to the same period in 2021, primarily due to a reduction in mortgage commissions, which declined consistent with the previously discussed period-to-period decrease in mortgage origination volume.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $1.1 billion in cash and cash equivalents as of March 31, 2022 compared to $757 million as of December 31, 2021. The growth in cash balances was driven by continued growth in deposit balances, including $100 million of short-term tax refund deposits at TRS. As described in the “Investment Securities” section below, management began some deployment of its excess cash through the purchase of longer-term investment securities during the fourth quarter of 2021, with additional purchases made during the first quarter of 2022 as a result of a recent steepening of the yield curve.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 0.20% during the first quarter of 2022 with a spot balance yield of 0.40% on March 31, 2022. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

During the first quarter of 2022, the Bank purchased $116 million in investment debt securities, allocated among $86 million in U.S. Treasuries, a $20 million MBS, and a $10 million U.S. government agency security. The U.S. Treasuries had an expected weighted-average yield of approximately 1.51% and a weighted average life at purchase of 2.5 years. The MBS had an expected yield of approximately 1.25% and a stated maturity at purchase of 10 years. The U.S. Government agency had an expected yield of approximately 1.39% and a maturity of 10 years.

Entering the second quarter of 2022, management believes investment securities with a maturity of approximately two years offer an attractive risk-based return as compared to overnight cash at the Federal Reserve. As a result, management anticipates the Company will make additional purchases of investment securities during the second quarter of 2022 targeting a maturity of approximately two years. The overall timing of these purchases and the amount of these purchases will depend on many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the interest rate environment at the time, as well as the anticipated interest rate environment in the near and long term.

Table 8 — Loan Portfolio Composition

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	Percent Change

Traditional Banking:
Residential real estate:
Owner occupied	$808,658	$820,731	$(12,073)	(1)%
Nonowner occupied	314,933	306,323	8,610	3
Commercial real estate	1,556,575	1,456,009	100,566	7
Construction & land development	129,970	129,337	633	0
Commercial & industrial	342,175	340,363	1,812	1
Paycheck Protection Program	18,276	56,014	(37,738)	(67)
Lease financing receivables	10,396	8,637	1,759	20
Aircraft	151,284	142,894	8,390	6
Home equity	210,364	210,578	(214)	(0)
Consumer:
Credit cards	14,654	14,510	144	1
Overdrafts	716	683	33	5
Automobile loans	11,846	14,448	(2,602)	(18)
Other consumer	939	1,432	(493)	(34)
Total Traditional Banking	3,570,786	3,501,959	68,827	2
Warehouse lines of credit*	690,200	850,550	(160,350)	(19)
Total Core Banking	4,260,986	4,352,509	(91,523)	(2)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	16,475	—	16,475	NM
Other TRS loans	25,132	50,987	(25,855)	(51)
Republic Credit Solutions	87,650	93,066	(5,416)	(6)
Total Republic Processing Group	129,257	144,053	(14,796)	(10)

Total loans**	4,390,243	4,496,562	(106,319)	(2)
Allowance for credit losses	(71,656)	(64,577)	(7,079)	11

Total loans, net	$4,318,587	$4,431,985	$(113,398)	(3)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $106 million, or 2%, during the first quarter of 2022 to $4.4 billion as of March 31, 2022. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $69 million, or 2%, from December 31, 2021 to March 31, 2022. The following primarily drove the change in loan balances during the first quarter of 2022:

●	CRE loans grew $101 million, or 7%, during the first quarter of 2022, as the Traditional Bank experienced strong loan demand within its Corporate Lending division and its Northern Kentucky/Cincinnati market.

●	Offsetting the growth above, during the first quarter of 2022, the Core Bank’s PPP portfolio decreased $38 million, as this temporary government program continued to wind down.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of March 31,

2022, net PPP loans of $18 million remained on the Traditional Bank’s balance sheet, including $3 million in loan balances originated during 2020 and $15 million in loan balances originated during 2022.

Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $160 million from December 31, 2021 to March 31, 2022. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

As previously discussed, additional increases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to Warehouse’s client demand, likely leading to a reduction in average outstanding balances as higher long-term interest rates generally drive lower demand for Warehouse borrowings.

Tax Refund Solutions segment

Outstanding TRS loans decreased $9 million from December 31, 2021 to March 31, 2022 primarily reflecting $16 million of unpaid EAs partially offset by a $25 million reduction in other TRS loans. EAs are only made during the first two months of each year, with all unpaid EAs charged off by June 30th of each year. Other TRS loans as of December 31, 2021 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first quarter of the following year.

Republic Credit Solutions segment

Outstanding RCS loans decreased $5 million from December 31, 2021 to March 31, 2022 primarily reflecting a $2 million decrease in outstanding balances for RCS’s LOC I product and a $2 million decrease in hospital receivables.

Allowance for Credit Losses

As of March 31, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $7 million from $65 million as of December 31, 2021 to $72 million as of March 31, 2022. As a percent of total loans, the total Company’s ACLL increased to 1.63% as of March 31, 2022 compared to 1.44% as of December 31, 2021. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $209,000 to $50 million as of March 31, 2022 driven primarily by formula reserves tied to loan growth during the first quarter of 2022.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $1.7 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2022 to December 31, 2021. As of March 31, 2022, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2022.

Tax Refund Solutions segment

The TRS ACLL increased to $8 million as of March 31, 2022 from $96,000 as of December 31, 2021, driven primarily by estimated losses on TRS’s EA product. Due to the seasonal nature of the EA, estimated reserves are generally made during the first two months of the year when the product is offered, with losses charged against those reserves in the second quarter of each year. Based on the timing of EA reserves versus charge-offs, the ACLL for EAs to total remaining outstanding EAs is relatively substantial at the end of the first quarter, or 50% and 52% as of March 31, 2022 and March 31, 2021. The Company provided an ACLL for expected losses equal to 2.67% of total originations during the first quarter of 2022 as compared to 6.41% during the first quarter of 2021 because a lower percentage of EAs remained outstanding as of March 31, 2022 compared to March 31, 2021.  Management believes it has adequately adjusted its expected loss rate to absorb EA losses based on information known through the date of this filing.

Republic Credit Solutions segment

The RCS ACLL decreased $1 million from $13 million as of December 31, 2021 to $12 million as of March 31, 2022, with this decrease driven by a decrease in RCS loan balances.

RCS maintained an ACLL for two distinct credit products offered as of March 31, 2022, including its line-of-credit products and its healthcare-receivables products. As of March 31, 2022, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 49% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

COVID Loan Accommodations

The CARES Act provided several forms of economic relief designed to defray the impact of COVID. In April 2020, through its own independent relief efforts and CARES Act provisions, the Company began offering loan accommodations through deferrals and forbearances. These accommodations were generally under three-month terms for commercial clients, with residential and consumer accommodations in line with prevailing regulatory and legal parameters. Loans that received an accommodation were generally not considered troubled debt restructurings by the Company if such loans were not greater than 30 days past due as of December 31, 2019.

As of March 31, 2022, $148,000, or less than 1% of the Company’s Traditional Bank portfolio remained under a COVID hardship accommodation.

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $10 million during the first quarter of 2022, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first quarter of 2022.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 9 — Classified and Special Mention Loans

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	18,681	21,714	(3,033)	(14)
PCD* - Substandard	1,644	1,692	(48)	(3)
Total Classified Loans	20,325	23,406	(3,081)	(13)

Special Mention	107,186	114,496	(7,310)	(6)
PCD* - Special Mention	776	795	(19)	(2)
Total Special Mention Loans	107,962	115,291	(7,329)	(6)

Total Classified and Special Mention Loans	$128,287	$138,697	$(10,410)	(8)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $6 million and $6 million as of March 31, 2022 and December 31, 2021.

Nonperforming loans to total loans decreased to 0.39% at March 31, 2022 from 0.46% at December 31, 2021, as the total balance of nonperforming loans decreased by $4 million, or 17%, while total loans decreased $106 million, or 2%, during the first quarter of 2022. As presented in Tables 13 and 14 below, the decrease in nonperforming loans during 2022, including the nonaccrual loan component, was primarily driven by the refinancing of $5 million of these loans to another financial institution.

The ACLL to total nonperforming loans increased to 423% as of March 31, 2022 from 315% as of December 31, 2021, as the total ACLL increased $7 million, or 11%, and the balance of nonperforming loans decreased by $4 million, or 17%. The driver of the increase in ACLL was primarily EAs originated through the Company’s TRS segment, while the driver of the decrease in nonperforming loans was primarily the refinancing out of the Bank of $5 million of these loans during the first quarter of 2022.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2022	December 31, 2021

Loans on nonaccrual status*	$16,935	$20,504
Loans past due 90-days-or-more and still on accrual**	31	48
Total nonperforming loans	16,966	20,552
Other real estate owned	1,740	1,792
Total nonperforming assets	$18,706	$22,344

Credit Quality Ratios - Total Company:
ACLL to total loans	1.63%	1.44%
Nonaccrual loans to total loans	0.39	0.46
ACLL to nonaccrual loans	423	315
Nonperforming loans to total loans	0.39	0.46
Nonperforming assets to total loans (including OREO)	0.43	0.50
Nonperforming assets to total assets	0.29	0.37

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.20%	1.18%
Nonaccrual loans to total loans	0.40	0.47
ACLL to nonaccrual loans	303	251
Nonperforming loans to total loans	0.40	0.47
Nonperforming assets to total loans (including OREO)	0.44	0.51
Nonperforming assets to total assets	0.33	0.40
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 11 — Nonperforming Loan Composition

	March 31, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$11,728	1.45%	$12,039	1.47%
Nonowner occupied	132	0.04	95	0.03
Commercial real estate	3,581	0.23	6,557	0.45
Construction & land development	—	—	—	—
Commercial & industrial	—	—	13	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,431	0.68	1,700	0.81
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	1	0.15
Automobile loans	60	0.51	97	0.67
Other consumer	3	0.32	3	0.21
Total Traditional Banking	16,935	0.47	20,505	0.59
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,935	0.40	20,505	0.47

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	31	0.04	47	0.05
Total Republic Processing Group	31	0.02	47	0.03

Total nonperforming loans	$16,966	0.39%	$20,552	0.46%

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	148	$4,853	31	$5,370	1	$1,505	180	$11,728
Nonowner occupied	4	132	—	—	—	—	4	132
Commercial real estate	—	—	1	264	2	3,317	3	3,581
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	643	5	788	—	—	30	1,431
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	7	60	—	—	—	—	7	60
Other consumer	3	3	—	—	—	—	3	3
Total Traditional Banking	187	5,691	37	6,422	3	4,822	227	16,935
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	187	5,691	37	6,422	3	4,822	227	16,935

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	31	—	—	—	—	NM	31
Total Republic Processing Group	NM	31	—	—	—	—	NM	31

Total	187	$5,722	37	$6,422	3	$4,822	227	$16,966

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

Table 13 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Nonperforming loans at the beginning of the period	$20,552	$23,595
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,607	846
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(4,799)	(1,891)
Principal balance paydowns of loans nonperforming at both period ends	(378)	(499)
Net change in principal balance of other loans nonperforming at both period ends*	(16)	470

Nonperforming loans at the end of the period	$16,966	$22,521
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Loans charged off	$—	$—
Loans transferred to OREO	—	—
Loans refinanced at other institutions	(4,595)	(1,891)
Loans returned to accrual status	(204)	—

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(4,799)	$(1,891)

Based on the Bank’s review as of March 31, 2022, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.37% as of March 31, 2022 from 0.30% as of December 31, 2021. Core Bank delinquent loans to total Core Bank loans decreased to 0.14% as of March 31, 2022 from 0.17% as of December 31, 2021. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2022 and December 31, 2021 were on nonaccrual status.

Table 15 — Delinquent Loan Composition*

	March 31, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$2,628	0.32%	$1,599	0.19%
Nonowner occupied	41	0.01	—	—
Commercial real estate	2,464	0.16	5,292	0.36
Construction & land development	—	—	—	—
Commercial & industrial	—	—	21	0.01
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	555	0.26	314	0.15
Consumer:
Credit cards	39	0.27	30	0.21
Overdrafts	119	16.62	164	24.01
Automobile loans	17	0.14	9	0.06
Other consumer	—	—	1	0.07
Total Traditional Banking	5,863	0.16	7,430	0.21
Warehouse lines of credit	—	—	—	—
Total Core Banking	5,863	0.14	7,430	0.17

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	4,524	27.46	—	—
Other TRS loans	160	0.64	—	—
Republic Credit Solutions	5,668	6.47	6,035	6.48
Total Republic Processing Group	10,352	8.01	6,035	4.19

Total delinquent loans	$16,215	0.37%	$13,465	0.30%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 16 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Delinquent loans at the beginning of the period	$13,465	$19,947
Loans that became delinquent during the period - Easy Advances*	4,524	—
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,103	992
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,604)	(2,017)
Principal balance paydowns of loans delinquent at both period ends	(28)	(29)
Net change in principal balance of other loans delinquent at both period ends**	(245)	(3,907)
Delinquent loans at the end of period	$16,215	$14,986
*

EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

**	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 17 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2022	2021

Loans charged off	$(1)	$—
Easy Advances paid off or charged off	—	—
Loans transferred to OREO	—	—
Loans refinanced at other institutions	(3,418)	(1,270)
Loans paid current	(185)	(747)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,604)	$(2,017)

Collateral-Dependent Loans and Troubled Debt Restructurings

When management determines that a loan is collateral dependent and foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs, if appropriate. The Bank’s policy is to charge-off all or that portion of its recorded investment in collateral-dependent loans upon a determination that it expects the full amount of contractual principal and interest will not be collected.

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

Table 18 — Collateral-Dependent Loans and Troubled Debt Restructurings

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change

Cashflow-dependent TDRs	$4,963	$5,960	$(997)	(17)%
Collateral-dependent TDRs	10,224	9,426	798	8
Total TDRs	15,187	15,386	(199)	(1)
Collateral-dependent loans (which are not TDRs)	10,935	14,645	(3,710)	(25)
Total recorded investment in TDRs and collateral-dependent loans	$26,122	$30,031	$(3,909)	(13)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 19 — Deposit Composition

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change

Core Bank:
Demand	$1,415,655	$1,381,522	$34,133	2%
Money market accounts	793,953	789,876	4,077	1
Savings	327,358	311,624	15,734	5
Individual retirement accounts (1)	42,149	43,724	(1,575)	(4)
Time deposits, $250 and over (1)	60,738	81,050	(20,312)	(25)
Other certificates of deposit (1)	139,735	154,174	(14,439)	(9)
Reciprocal money market and time deposits (1)	70,030	77,950	(7,920)	(10)
Brokered deposits (1)	—	—	—	—
Total Core Bank interest-bearing deposits	2,849,618	2,839,920	9,698	0
Total Core Bank noninterest-bearing deposits	1,630,926	1,579,173	51,753	3
Total Core Bank deposits	4,480,544	4,419,093	61,451	1

Republic Processing Group:
Money market accounts	10,774	9,717	1,057	11
Total RPG interest-bearing deposits	10,774	9,717	1,057	11

Brokered prepaid card deposits	412,746	320,907	91,839	29
Other noninterest-bearing deposits	183,042	90,701	92,341	102
Total RPG noninterest-bearing deposits	595,788	411,608	184,180	45
Total RPG deposits	606,562	421,325	185,237	44

Total deposits	$5,087,106	$4,840,418	$246,688	5%
(1)	Includes time deposit

Total Company deposits increased $247 million, or 5%, from December 31, 2021 to $5.1 billion as of March 31, 2022.

Total Core Bank deposits increased minimally by $61 million, or 1%, with no notable changes during the quarter.

Total RPG deposits increased $185 million, or 44%, for the first quarter of 2022, with the following primarily driving growth:

●	RPG noninterest-bearing deposits growth was primarily driven by the following:

●	RPG’s other noninterest-bearing deposits increased approximately $92 million due to seasonal short-term RT deposits generated within the TRS segment. These deposits are expected to exit the Bank during the next quarter.

●	RPS’s prepaid card balances within its RPS division of TRS increased $92 million, driven primarily by tax-refund related deposits loaded onto prepaid cards during the first quarter of 2022.

Federal Home Loan Bank Advances

The Bank held $20 million of long-term FHLB advances at March 31, 2022 compared to $25 million of overnight FHLB advances as of December 31, 2021. During the first quarter of 2022, the Bank extended the term on $20 million of its FHLB advances in anticipation of increasing long-term interest rates and repaid the remaining $5 million. As of March 31, 2022, the Company’s $20 million of FHLB advances had a weighted average maturity of five years and a weighted average cost of 1.89%.

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

Table 20 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	March 31, 2022	December 31, 2021

Cash and cash equivalents	$1,077,158	$756,971
Unincumbered debt securities	281,521	219,775
Total liquid assets	1,358,679	976,746

Borrowing capacity with the FHLB	887,520	900,424
Borrowing capacity through unsecured credit lines	125,000	125,000
Total borrowing capacity	1,012,520	1,025,424

Total liquid assets and borrowing capacity	$2,371,199	$2,002,170

The Bank had a loan to deposit ratio (excluding brokered deposits) of 94% as of March 31, 2022 and 99% as of December 31, 2021. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of March 31, 2022, the Bank had approximately $1.5 billion in deposits from 244 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $520 million, or 10%, of the Company’s total deposit balances as of as of March 31, 2022. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of March 31, 2022 and December 31, 2021, these pledged investment securities had a fair value of $331 million and $320 million.

Capital

Total stockholders’ equity increased from $834 million as of December 31, 2021 to $840 million as of March 31, 2022. The increase in stockholders’ equity was primarily attributable to net income earned during 2022 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of April 1, 2022, RB&T could, without prior approval, declare dividends of approximately $123 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.19% as of March 31, 2022 compared to 13.41% as of December 31, 2021. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 21 — Capital Ratios (1)

	As of March 31, 2022		As of December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$906,036	18.13%	$878,488	17.47%
Republic Bank & Trust Company	873,513	17.49	861,815	17.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$843,538	16.88%	$823,504	16.37%
Republic Bank & Trust Company	811,075	16.24	806,831	16.05

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$843,538	16.88%	$823,504	16.37%
Republic Bank & Trust Company	811,075	16.24	806,831	16.05

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$843,538	13.15%	$823,504	13.35%
Republic Bank & Trust Company	811,075	12.65	806,831	13.10

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 15 basis points lower than those presented in the table above as of March 31, 2022 and December 31, 2021.

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

As of March 31, 2022, a dynamic simulation model was run for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2022 and ending March 31, 2023 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 22 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2022	2.0%	0.2%	2.5%	4.9%	7.7%
% Change from base net interest income as of December 31, 2021	1.3%	(0.6)%	0.7%	4.7%	9.3%

For the Down-100, Up-100, Up-200, and Up-300 scenarios, the March 31, 2022 simulation reflected a more positive outcome for the Bank’s net interest income than the comparable December 31, 2021 simulation. For the Up-400 scenario, the December 2021 simulation reflected a more positive outcome than the March 2022 simulation. The changes in simulation outcomes from December 2021 to March 2022 was primarily due to the following:

●	The positive impact from the growth in interest-earning cash balances from December 2021 to March 2022;
●	The negative impact from a larger projected decline in secondary market fees for the March 2022 Up-400 simulation than previously projected for the December 2021 simulation.

LIBOR Exposure

In July 2017, the Financial Conduct Authority (“FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. In compliance with regulatory guidance, the Bank discontinued referencing LIBOR for new financial instruments during 2021 and chose SOFR to be its primary alternative reference rate for most transaction types upon the discontinuance or unavailability of LIBOR.

Regarding its legacy assets that reference LIBOR, the Bank has previously disclosed that the underlying contracts for these assets may not include adequate “fallback” language to use alternative indexes and margins when LIBOR ceases. However, on March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Law”), which is designed to accomplish the following:

●	Establish a clear and uniform process, on a nationwide basis, for replacing LIBOR in existing contracts the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate, without affecting the ability of parties to use any appropriate benchmark rate in new contracts;
●	Preclude litigation related to existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate;
●	Allow existing contracts that reference LIBOR but provide for the use of a clearly defined and practicable replacement rate to operate according to their terms; and
●	Address LIBOR references in federal law.

With limited exception, the LIBOR Law generally covers legacy LIBOR contracts with no or inadequate fallback provisions. Additionally, under the LIBOR Law, by September 11, 2022, the Board of Governors of the Federal Reserve System (the “Board”) must issue regulations to give effect to the law, including the selection of a Board-Selected Benchmark Replacement that is based on SOFR and incorporates an applicable tenor spread adjustment and the identification of any related conforming changes.

As of March 31, 2022, the Company had approximately $1.1 billion of legacy assets that reference LIBOR, with short-term Warehouse loans representing $631 million of these assets and commercial and mortgage loans primarily making up the remainder. As of March 31, 2021, of the Bank’s legacy assets that reference LIBOR, approximately $434 million of those assets were scheduled to mature after June 30, 2023. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet.

As of March 31, 2022, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $246 million, with $230 million of such notional scheduled to mature after June 30, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three months ended March 31, 2022 Compared to Three months ended March 31, 2021.”)

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors discussed in Republic’s 2021 Form 10-K, which could materially affect its business, financial condition, or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2022 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	270,328
February 1 - February 28	—	—	—	270,328
March 1 - March 31	—	—	—	270,328
Total	—	$—	—	270,328

The Company did not repurchase any of its shares during the first quarter of 2022. In addition, in connection with employee stock awards, there were 945 shares withheld upon exercise of stock options to satisfy the withholding taxes and exercise price. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares. On November 17, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 250,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2022, the Company had 270,328 shares which could be repurchased under its current share repurchase programs.

During the first quarter of 2022, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 6, 2022	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair (Principal Executive Officer)

Principal Financial Officer:

Date: May 6, 2022	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer (Principal Financial Officer)