Form 10-Q
period 2022-06-30
REPUBLIC BANCORP INC /KY/
filed 2022-08-05
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2022 was 17,580,806 and 2,160,924.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
Lawsuit	The lawsuit the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
Settlement Agreement	The agreement between the Bank and Green Dot that settled the Lawsuit filed by the Bank against Green Dot
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRS Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	June 30,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$795,143	$756,971
Available-for-sale debt securities, at fair value (amortized cost of $651,048 in 2022 and $492,626 in 2021, allowance for credit losses of $30 in 2022 and $0 in 2021)	622,145	495,126
Held-to-maturity debt securities (fair value of $32,978 in 2022 and $44,764 in 2021, allowance for credit losses of $50 in 2022 and $47 in 2021)	32,962	44,299
Equity securities with readily determinable fair value	189	2,620
Mortgage loans held for sale, at fair value	8,491	29,393
Consumer loans held for sale, at fair value	17,459	19,747
Consumer loans held for sale, at the lower of cost or fair value	13,777	2,937
Loans (loans carried at fair value of $45 in 2022 and $170 in 2021)	4,362,233	4,496,562
Allowance for credit losses	(64,449)	(64,577)
Loans, net	4,297,784	4,431,985
Federal Home Loan Bank stock, at cost	10,311	10,311
Premises and equipment, net	33,886	36,073
Right-of-use assets	41,364	38,825
Goodwill	16,300	16,300
Other real estate owned	1,687	1,792
Bank owned life insurance	100,396	99,161
Other assets and accrued interest receivable	120,582	108,092

TOTAL ASSETS	$6,112,476	$6,093,632

LIABILITIES

Deposits:
Noninterest-bearing	$2,094,436	$1,990,781
Interest-bearing	2,733,093	2,849,637
Total deposits	4,827,529	4,840,418

Securities sold under agreements to repurchase and other short-term borrowings	303,315	290,967
Operating lease liabilities	42,163	39,672
Federal Home Loan Bank advances	20,000	25,000
Other liabilities and accrued interest payable	77,295	63,343

Total liabilities	5,270,302	5,259,400

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,663	4,702
Additional paid in capital	140,516	139,956
Retained earnings	718,649	687,700
Accumulated other comprehensive (loss) income	(21,654)	1,874

Total stockholders’ equity	842,174	834,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,112,476	$6,093,632

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Loans, including fees	$47,916	$49,640	$108,931	$117,112
Taxable investment securities	2,688	1,858	4,747	3,810
Federal Home Loan Bank stock and other	1,716	317	2,197	536
Total interest income	52,320	51,815	115,875	121,458

INTEREST EXPENSE:

Deposits	945	1,324	1,824	2,889
Securities sold under agreements to repurchase and other short-term borrowings	49	8	77	17
Federal Home Loan Bank advances	94	10	130	41
Subordinated note	—	169	—	341
Total interest expense	1,088	1,511	2,031	3,288

NET INTEREST INCOME	51,232	50,304	113,844	118,170

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	3,705	(4,323)	12,931	10,939

NET INTEREST INCOME AFTER PROVISION	47,527	54,627	100,913	107,231

NONINTEREST INCOME:

Service charges on deposit accounts	3,363	3,071	6,589	5,944
Net refund transfer fees	3,950	5,923	16,001	18,644
Mortgage banking income	1,763	4,182	4,420	11,375
Interchange fee income	3,461	3,481	6,531	6,508
Program fees	3,885	3,342	7,739	5,551
Increase in cash surrender value of bank owned life insurance	623	600	1,235	990
Net losses on other real estate owned	(52)	(44)	(105)	(55)
Contract termination fee	—	—	5,000	—
Legal settlement	13,000	—	13,000	—
Other	573	1,093	1,157	1,712
Total noninterest income	30,566	21,648	61,567	50,669

NONINTEREST EXPENSE:

Salaries and employee benefits	28,896	27,410	58,208	56,747
Technology, equipment, and communication	7,229	7,444	14,443	14,511
Occupancy	3,224	3,251	6,664	6,810
Marketing and development	1,720	1,094	3,068	1,866
FDIC insurance expense	399	418	818	864
Interchange related expense	1,264	1,288	2,381	2,432
Legal and professional fees	804	1,466	2,169	2,680
Other	4,117	3,343	8,475	7,685
Total noninterest expense	47,653	45,714	96,226	93,595

INCOME BEFORE INCOME TAX EXPENSE	30,440	30,561	66,254	64,305
INCOME TAX EXPENSE	6,539	6,639	14,427	14,330
NET INCOME	$23,901	$23,922	$51,827	$49,975

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.20	$1.16	$2.60	$2.42
Class B Common Stock	1.09	1.05	2.37	2.20

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.20	$1.16	$2.59	$2.41
Class B Common Stock	1.09	1.05	2.36	2.19

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$23,901	$23,922	$51,827	$49,975

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized losses on AFS debt securities	(10,133)	(614)	(31,382)	(2,643)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	(15)	34	9	49
Total other comprehensive loss before income tax	(10,148)	(580)	(31,373)	(2,594)
Tax effect	2,537	145	7,845	648
Total other comprehensive loss, net of tax	(7,611)	(435)	(23,528)	(1,946)

COMPREHENSIVE INCOME	$16,290	$23,487	$28,299	$48,029

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2022

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2022	17,834	2,165	$4,703	$140,795	$708,874	$(14,043)	$840,329

Net income	—	—	—	—	23,901	—	23,901
Net change in AOCI	—	—	—	—	—	(7,611)	(7,611)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(6,047)	—	(6,047)
Class B Shares ($0.310 per share)	—	—	—	—	(670)	—	(670)
Stock options exercised, net of shares withheld	3	—	2	88	—	—	90
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Repurchase of Class A Common Stock	(215)	—	(43)	(1,384)	(7,409)	—	(8,836)
Net change in notes receivable on Class A Common Stock	—	—	—	(42)	—	—	(42)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	82	—	—	82
Designated key employees	—	—	—	178	—	—	178
Employee stock purchase plan - Class A Common Stock	3	—	1	163	—	—	164
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	—	—	—	447	—	—	447
Stock options	—	—	—	151	—	—	151

Balance, June 30, 2022	17,629	2,161	$4,663	$140,516	$718,649	$(21,654)	$842,174

	Three Months Ended June 30, 2021

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2021	18,628	2,198	$4,884	$143,563	$682,264	$6,998	$837,709

Net income	—	—	—	—	23,922	—	23,922
Net change in AOCI	—	—	—	—	—	(435)	(435)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,680)	—	(5,680)
Class B Shares ($0.280 per share)	—	—	—	—	(608)	—	(608)
Stock options exercised, net of shares withheld	12	—	5	(54)	—	—	(49)
Repurchase of Class A Common Stock	32	(32)	—	—	—	—	—
Conversion of Class B to Class A Common Shares	(255)	—	(51)	(1,614)	(9,096)	—	(10,761)
Net change in notes receivable on Class A Common Stock	—	—	—	(44)	—	—	(44)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	95	—	—	95
Designated key employees	—	—	—	167	—	—	167
Employee stock purchase plan - Class A Common Stock	4	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	33	—	—	33
Restricted stock	—	—	2	409	—	—	411
Stock options	—	—	—	167	—	—	167

Balance, June 30, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

	Six Months Ended June 30, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$687,700	$1,874	$834,232

Net income	—	—	—	—	51,827	—	51,827
Net change in AOCI	—	—	—	—	—	(23,528)	(23,528)
Dividends declared on Common Stock:
Class A Shares ($0.682 per share)	—	—	—	—	(12,128)	—	(12,128)
Class B Shares ($0.620 per share)	—	—	—	—	(1,341)	—	(1,341)
Stock options exercised, net of shares withheld	3	—	2	40	—	—	42
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Repurchase of Class A Common Stock	(215)	—	(43)	(1,384)	(7,409)	—	(8,836)
Net change in notes receivable on Class A Common Stock	—	—	—	18	—	—	18
Deferred compensation - Class A Common Stock:
Directors	6	—	—	211	—	—	211
Designated key employees	—	—	—	357	—	—	357
Employee stock purchase plan - Class A Common Stock	7	—	2	325	—	—	327
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	76	—	—	76
Restricted stock	8	—	—	610	—	—	610
Stock options	—	—	—	307	—	—	307

Balance, June 30, 2022	17,629	2,161	$4,663	$140,516	$718,649	$(21,654)	$842,174

	Six Months Ended June 30, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	49,975	—	49,975
Net change in AOCI	—	—	—	—	—	(1,946)	(1,946)
Dividends declared on Common Stock:
Class A Shares ($0.616 per share)	—	—	—	—	(11,423)	—	(11,423)
Class B Shares ($0.560 per share)	—	—	—	—	(1,224)	—	(1,224)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	33	(33)	—	—	—	—	—
Repurchase of Class A Common Stock	(362)	—	(75)	(2,350)	(12,804)	—	(15,229)
Net change in notes receivable on Class A Common Stock	—	—	—	50	—	—	50
Deferred compensation - Class A Common Stock:
Directors	4	—	—	209	—	—	209
Designated key employees	—	—	—	303	—	—	303
Employee stock purchase plan - Class A Common Stock	7	—	2	316	—	—	318
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	65	—	—	65
Restricted stock	14	—	2	519	—	—	521
Stock options	—	—	—	290	—	—	290

Balance, June 30, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$51,827	$49,975
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	1,496	2,489
Net accretion on loans and amortization of core deposit intangible and operating lease components	(2,220)	(10,894)
Unrealized and realized losses on equity securities with readily determinable fair value	190	482
Depreciation of premises and equipment	4,029	4,515
Amortization of mortgage servicing rights	1,248	1,735
Recovery of mortgage servicing rights	—	(500)
Provision for on-balance sheet exposures	12,931	10,939
Provision for off-balance sheet exposures	48	(55)
Net gain on sale of mortgage loans held for sale	(3,919)	(11,009)
Origination of mortgage loans held for sale	(162,150)	(354,764)
Proceeds from sale of mortgage loans held for sale	186,971	380,239
Net gain on sale of consumer loans held for sale	(6,265)	(4,121)
Origination of consumer loans held for sale	(527,996)	(304,045)
Proceeds from sale of consumer loans held for sale	525,709	288,510
Net gain realized on sale of other real estate owned	—	(51)
Writedowns of other real estate owned	105	105
Deferred compensation expense - Class A Common Stock	568	512
Stock-based awards and ESPP expense - Class A Common Stock	1,042	923
Net gain on sale of bank premises and equipment	—	(399)
Increase in cash surrender value of bank owned life insurance	(1,235)	(990)
Net change in other assets and liabilities:
Accrued interest receivable	5	2,450
Accrued interest payable	3	(131)
Other assets	1,718	1,728
Other liabilities	9,889	(2,352)
Net cash provided by operating activities	93,994	55,291

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(189,820)	(111,664)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	33,340	108,201
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	11,330	7,162
Net change in outstanding warehouse lines of credit	253,872	122,641
Net change in other loans	(130,331)	135,473
Proceeds from redemption of Federal Home Loan Bank stock	—	5,727
Proceeds from sales of other real estate owned	—	611
Proceeds from sale of bank premises and equipment	—	637
Purchase of bank owned life insurance	—	(30,000)
Investments in low-income housing tax partnerships	(5,509)	(7,684)
Net purchases of premises and equipment	(1,842)	(3,923)
Net cash (used in) provided by investing activities	(28,960)	227,181

FINANCING ACTIVITIES:
Net change in deposits	(12,889)	284,397
Net change in securities sold under agreements to repurchase and other short-term borrowings	12,348	(68,131)
Payments of Federal Home Loan Bank advances	(25,000)	(235,000)
Proceeds from Federal Home Loan Bank advances	20,000	25,000
Repurchase of Class A Common Stock	(8,836)	(15,229)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	278	272
Net proceeds from option exercises and equity awards vested - Class A Common Stock	42	(142)
Cash dividends paid	(12,805)	(12,219)
Net cash used in financing activities	(26,862)	(21,052)

NET CHANGE IN CASH AND CASH EQUIVALENTS	38,172	261,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756,971	485,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$795,143	$747,007

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$2,028	$3,419
Income taxes	8,677	13,466

SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,459	$2,475
Transfers from loans to real estate acquired in settlement of loans	—	64
Unfunded commitments in low-income-housing investments	10,100	—
Right-of-use assets recorded	4,956	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2022 and 2021 AND DECEMBER 31, 2021 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2021.

As of June 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2022, Republic had 42 full-service banking centers with locations as follows:

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2022 and 2021:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including a DDA Card, direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless such recovery is subject to guarantor reimbursement under a loan-loss guaranty.

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

Settlement of Lawsuit Against Green Dot - On June 3, 2022, the Bank and Green Dot entered into the Settlement Agreement to fully resolve the Lawsuit that the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021.

As previously disclosed in the Company’s prior SEC filings, the Lawsuit arose from Green Dot’s inability to consummate the Sale

Transaction contemplated in the TRS Purchase Agreement through which Green Dot would purchase all of the assets and operations of the Bank’s Tax Refund Solutions business.

In accordance with the Settlement Agreement, on June 6, 2022, Green Dot paid $13 million to the Bank, which was in addition to a $5 million termination fee that Green Dot paid to the Bank during the first quarter of 2022 under the terms of the TRS Purchase Agreement. On June 6, 2022, the Bank and Green Dot submitted to the Delaware Court of Chancery a stipulation of dismissal of the Lawsuit, which was effective to dismiss the Lawsuit when filed.

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

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021 and 2022. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

The following ASUs were adopted by the Company during the six months ended June 30, 2022:

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

			January 1, 2023	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2022-03	Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

This ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.

			January 1, 2024	Prospectively	Immaterial

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$400,771	$1	$(17,680)	$—	$383,092
Private label mortgage-backed security	1,156	1,322	—	—	2,478
Mortgage-backed securities - residential	210,571	83	(12,384)	—	198,270
Collateralized mortgage obligations	24,838	48	(341)	—	24,545
Corporate bonds	10,000	—	(34)	(30)	9,936
Trust preferred security	3,712	112	—	—	3,824
Total available-for-sale debt securities	$651,048	$1,566	$(30,439)	$(30)	$622,145

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$239,880	$473	$(2,894)	$—	$237,459
Private label mortgage-backed security	1,418	1,313	—	—	2,731
Mortgage-backed securities - residential	207,697	3,525	(473)	—	210,749
Collateralized mortgage obligations	29,947	377	(30)	—	30,294
Corporate bonds	10,000	46	—	—	10,046
Trust preferred security	3,684	163	—	—	3,847
Total available-for-sale debt securities	$492,626	$5,897	$(3,397)	$—	$495,126

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
June 30, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$29	$—	$—	$29	$—
Collateralized mortgage obligations	7,772	70	(20)	7,822	—
Corporate bonds	24,966	8	(92)	24,882	(50)
Obligations of state and political subdivisions	245	—	—	245	—
Total held-to-maturity debt securities	$33,012	$78	$(112)	$32,978	$(50)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$46	$—	$—	$46	$—
Collateralized mortgage obligations	9,080	158	—	9,238	—
Corporate bonds	34,975	263	(6)	35,232	(47)
Obligations of state and political subdivisions	245	3	—	248	—
Total held-to-maturity debt securities	$44,346	$424	$(6)	$44,764	$(47)

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2022 and 2021, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2022 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
June 30, 2022 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$61,344	$61,128	$120	$120
Due from one year to five years	349,427	331,900	25,091	25,007
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,712	3,824	—	—
Private label mortgage-backed security	1,156	2,478	—	—
Mortgage-backed securities - residential	210,571	198,270	29	29
Collateralized mortgage obligations	24,838	24,545	7,772	7,822
Total debt securities	$651,048	$622,145	$33,012	$32,978

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of June 30, 2022 and December 31, 2021, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$296,890	$(12,582)	$64,902	$(5,098)	$361,792	$(17,680)
Mortgage-backed securities - residential	193,002	(12,384)	—	—	193,002	(12,384)
Collateralized mortgage obligations	16,226	(341)	—	—	16,226	(341)
Total available-for-sale debt securities	$506,118	$(25,307)	$64,902	$(5,098)	$571,020	$(30,405)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,138	$(2,622)	$9,728	$(272)	$186,866	$(2,894)
Mortgage-backed securities - residential	84,937	(473)	—	—	84,937	(473)
Collateralized mortgage obligations	4,495	(30)	—	—	4,495	(30)
Total available-for-sale debt securities	$266,570	$(3,125)	$9,728	$(272)	$276,298	$(3,397)

As of June 30, 2022, the Bank’s security portfolio consisted of 179 securities, 127 of which were in an unrealized loss position.

As of December 31, 2021, the Bank’s security portfolio consisted of 173 securities, 29 of which were in an unrealized loss position.

As of June 30, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.5 million as of June 30, 2022. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2022, with the exception of the $2.5 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of June 30, 2022 and December 31, 2021, there were gross unrealized losses of $12.7 million and $503,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Rollforward of the Allowance for Credit Losses on Debt Securities

The table below presents a rollforward for the three months ended June 30, 2022 and 2021 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended June 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$30	$—	$—	$30	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	40	10	—	—	50	103	(47)	—	—	56

Total	$40	$40	$—	$—	$80	$103	$(47)	$—	$—	$56

	ACLS Rollforward
	Six Months Ended June 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$30	$—	$—	$30	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	47	3	—	—	50	178	(122)	—	—	56

Total	$47	$33	$—	$—	$80	$178	$(122)	$—	$—	$56

The Company increased the ACLS on its AFS and HTM corporate bonds during the three and six months ended June 30, 2022 based on increased PD and LGD estimates on these bonds.

There were no HTM debt securities on nonaccrual or past due over 89 days as of June 30, 2022 and December 31, 2021. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2022 and December 31, 2021.

There were no HTM debt securities considered collateral dependent as of June 30, 2022 and December 31, 2021.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $1 million as of June 30, 2022 and December 31, 2021. Accrued interest receivable on HTM debt securities totaled $118,000 and $89,000 as of June 30, 2022 and December 31, 2021.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Carrying amount	$415,244	$319,650
Fair value	415,244	319,808

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$189	$—	$189
Total equity securities with readily determinable fair values	$—	$189	$—	$189

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,500	—	(50)	2,450
Total equity securities with readily determinable fair values	$2,500	$170	$(50)	$2,620

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$25	$25	$—	$191	$191
Community Reinvestment Act mutual fund	(97)	—	(97)	—	16	16
Total equity securities with readily determinable fair value	$(97)	$25	$(72)	$—	$207	$207

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$19	$19	$—	$(444)	$(444)
Community Reinvestment Act mutual fund	(209)	—	(209)	—	(38)	(38)
Total equity securities with readily determinable fair value	$(209)	$19	$(190)	$—	$(482)	$(482)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$11,709	$3,970	$19,747	$3,298
Origination of consumer loans held for sale	98,704	49,607	195,436	68,697
Proceeds from the sale of consumer loans held for sale	(94,435)	(41,974)	(201,083)	(60,904)
Net gain on sale of consumer loans held for sale	1,481	1,417	3,359	1,929
Balance, end of period	$17,459	$13,020	$17,459	$13,020

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$3,026	$11,701	$2,937	$1,478
Origination of consumer loans held for sale	184,078	137,164	332,560	235,348
Proceeds from the sale of consumer loans held for sale	(174,994)	(138,852)	(324,626)	(227,606)
Net gain on sale of consumer loans held for sale	1,667	1,399	2,906	2,192
Balance, end of period	$13,777	$11,412	$13,777	$11,412

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$832,137	$820,731
Nonowner occupied	313,534	306,323
Commercial real estate	1,569,119	1,456,009
Construction & land development	137,452	129,337
Commercial & industrial	394,175	340,363
Paycheck Protection Program	14,657	56,014
Lease financing receivables	11,345	8,637
Aircraft	159,958	142,894
Home equity	214,069	210,578
Consumer:
Credit cards	15,419	14,510
Overdrafts	901	683
Automobile loans	9,579	14,448
Other consumer	1,245	1,432
Total Traditional Banking	3,673,590	3,501,959
Warehouse lines of credit*	596,678	850,550
Total Core Banking	4,270,268	4,352,509

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	149	50,987
Republic Credit Solutions	91,816	93,066
Total Republic Processing Group	91,965	144,053

Total loans**	4,362,233	4,496,562
Allowance for credit losses	(64,449)	(64,577)

Total loans, net	$4,297,784	$4,431,985

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2022	December 31, 2021

Contractually receivable	$4,364,937	$4,498,671
Unearned income	(679)	(542)
Unamortized premiums	111	116
Unaccreted discounts	(574)	(641)
PPP net unamortized deferred origination (fees) and costs	(303)	(1,203)
Other net unamortized deferred origination (fees) and costs	(1,259)	161
Carrying value of loans	$4,362,233	$4,496,562

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cashflow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of June 30, 2022, net PPP loans of $15 million remained on the Traditional Bank’s balance sheet compared to $56 million as of December 31, 2021. PPP fees recognized by the Company for the first six months of 2022 and 2021 were $1.0 million and $9.4 million. PPP fees recognized by the Company for the years ended December 31, 2021 and 2020 were $17.5 million and $8.6 million.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of June 30, 2022 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of June 30, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$95,596	$201,218	$200,132	$78,397	$235,958	$—	$—	$811,301
Special Mention	—	—	—	189	7,681	—	—	7,870
Substandard	—	4	1,089	1,356	10,517	—	—	12,966
Doubtful	—	—	—	—	—	—	—	—
Total	$95,596	$201,222	$201,221	$79,942	$254,156	$—	$—	$832,137

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$45,525	$98,419	$58,325	$36,582	$68,566	$—	$5,863	$313,280
Special Mention	—	—	—	—	126	—	—	126
Substandard	—	38	—	—	90	—	—	128
Doubtful	—	—	—	—	—	—	—	—
Total	$45,525	$98,457	$58,325	$36,582	$68,782	$—	$5,863	$313,534

Commercial real estate:
Risk Rating
Pass or not rated	$252,650	$439,645	$228,470	$145,692	$315,211	$24,040	$104,446	$1,510,154
Special Mention	1,324	13,043	2,406	23,495	15,431	250	—	55,949
Substandard	—	—	—	—	3,016	—	—	3,016
Doubtful	—	—	—	—	—	—	—	—
Total	$253,974	$452,688	$230,876	$169,187	$333,658	$24,290	$104,446	$1,569,119

Construction and land development:
Risk Rating
Pass or not rated	$50,812	$76,293	$5,013	$770	$2,744	$1,820	$—	$137,452
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$50,812	$76,293	$5,013	$770	$2,744	$1,820	$—	$137,452

Commercial and industrial:
Risk Rating
Pass or not rated	$53,046	$91,908	$26,068	$46,155	$52,459	$104,097	$2,824	$376,557
Special Mention	591	14,083	—	693	1,831	300	—	17,498
Substandard	—	—	—	120	—	—	—	120
Doubtful	—	—	—	—	—	—	—	—
Total	$53,637	$105,991	$26,068	$46,968	$54,290	$104,397	$2,824	$394,175

Paycheck Protection Program:
Risk Rating
Pass or not rated	$—	$12,207	$2,450	$—	$—	$—	$—	$14,657
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$12,207	$2,450	$—	$—	$—	$—	$14,657

Lease financing receivables:
Risk Rating
Pass or not rated	$4,423	$2,283	$617	$2,231	$1,791	$—	$—	$11,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4,423	$2,283	$617	$2,231	$1,791	$—	$—	$11,345

Aircraft:
Risk Rating
Pass or not rated	$32,905	$59,236	$39,231	$20,316	$8,270	$—	$—	$159,958
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$32,905	$59,236	$39,231	$20,316	$8,270	$—	$—	$159,958

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$212,580	$—	$212,580
Special Mention	—	—	—	—	—	348	—	348
Substandard	—	—	—	—	—	1,141	—	1,141
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$214,069	$—	$214,069

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of June 30, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$828	$682	$280	$3,430	$6,065	$15,522	$—	$26,807
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	13	324	—	—	337
Doubtful	—	—	—	—	—	—	—	—
Total	$828	$682	$280	$3,443	$6,389	$15,522	$—	$27,144

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$596,678	$—	$596,678
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$596,678	$—	$596,678

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149	$—	$149
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149	$—	$149

RCS:
Risk Rating
Pass or not rated	$4,438	$3,319	$2,049	$1,198	$27,648	$52,806	$—	$91,458
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	358	—	358
Doubtful	—	—	—	—	—	—	—	—
Total	$4,438	$3,319	$2,049	$1,198	$27,648	$53,164	$—	$91,816

Grand Total:
Risk Rating
Pass or not rated	$540,223	$985,210	$562,635	$334,771	$718,712	$1,007,692	$113,133	$4,262,376
Special Mention	1,915	27,126	2,406	24,377	25,069	898	—	81,791
Substandard	—	42	1,089	1,489	13,947	1,499	—	18,066
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$542,138	$1,012,378	$566,130	$360,637	$757,728	$1,010,089	$113,133	$4,362,233

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$218,981	$213,010	$89,186	$50,301	$226,852	$—	$—	$798,330
Special Mention	301	—	—	33	8,209	—	—	8,543
Substandard	45	870	679	1,189	11,075	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—
Total	$219,327	$213,880	$89,865	$51,523	$246,136	$—	$—	$820,731

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$107,041	$65,786	$44,376	$29,292	$55,872	$—	$3,729	$306,096
Special Mention	—	—	—	—	132	—	—	132
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—
Total	$107,041	$65,786	$44,376	$29,292	$56,099	$—	$3,729	$306,323

Commercial real estate:
Risk Rating
Pass or not rated	$472,095	$256,039	$153,224	$94,212	$286,223	$25,188	$80,211	$1,367,192
Special Mention	20,059	2,399	29,639	11,207	18,778	—	—	82,082
Substandard	—	111	266	2,453	3,905	—	—	6,735
Doubtful	—	—	—	—	—	—	—	—
Total	$492,154	$258,549	$183,129	$107,872	$308,906	$25,188	$80,211	$1,456,009

Construction and land development:
Risk Rating
Pass or not rated	$88,743	$30,593	$2,599	$1,155	$128	$1,925	$—	$125,143
Special Mention	—	524	3,670	—	—	—	—	4,194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$88,743	$31,117	$6,269	$1,155	$128	$1,925	$—	$129,337

Commercial and industrial:
Risk Rating
Pass or not rated	$105,148	$34,361	$54,524	$18,110	$44,972	$60,454	$2,541	$320,110
Special Mention	15,015	1,921	785	34	1,956	350	—	20,061
Substandard	—	13	179	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$120,163	$36,295	$55,488	$18,144	$46,928	$60,804	$2,541	$340,363

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014

Lease financing receivables:
Risk Rating
Pass or not rated	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637

Aircraft:
Risk Rating
Pass or not rated	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,429	$—	$208,429
Special Mention	—	—	—	—	—	279	—	279
Substandard	—	—	—	—	—	1,870	—	1,870
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,578	$—	$210,578
Consumer:
Risk Rating
Pass or not rated	$978	$417	$4,694	$4,326	$5,768	$14,613	$—	$30,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	61	194	—	—	277
Doubtful	—	—	—	—	—	—	—	—
Total	$978	$417	$4,716	$4,387	$5,962	$14,613	$—	$31,073

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,550	$—	$850,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,550	$—	$850,550

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$50,987	$—	$50,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$50,987	$—	$50,987

RCS:
Risk Rating
Pass or not rated	$5,524	$3,409	$1,642	$869	$3,699	$77,544	$—	$92,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	379	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$5,524	$3,409	$1,642	$869	$3,699	$77,923	$—	$93,066

Grand Total:
Risk Rating
Pass or not rated	$1,107,641	$663,162	$375,819	$208,648	$626,424	$1,289,690	$86,481	$4,357,865
Special Mention	35,375	4,844	34,094	11,274	29,075	629	—	115,291
Substandard	45	994	1,146	3,703	15,269	2,249	—	23,406
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,143,061	$669,000	$411,059	$223,625	$670,768	$1,292,568	$86,481	$4,496,562

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended June 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,358	$62	$—	$25	$8,445	$9,489	$(530)	$—	$18	$8,977
Nonowner occupied	2,746	(14)	—	1	2,733	2,532	18	—	1	2,551
Commercial real estate	24,624	(284)	—	1	24,341	23,801	(506)	—	12	23,307
Construction & land development	3,893	(302)	—	—	3,591	3,593	(294)	—	—	3,299
Commercial & industrial	3,412	348	—	8	3,768	2,718	1,395	—	4	4,117
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	109	10	—	—	119	104	(7)	—	—	97
Aircraft	378	22	—	—	400	265	38	—	—	303
Home equity	4,044	(40)	—	109	4,113	4,615	(344)	—	34	4,305
Consumer:
Credit cards	944	59	(31)	22	994	930	42	(33)	10	949
Overdrafts	716	315	(194)	64	901	473	281	(111)	74	717
Automobile loans	151	(32)	—	3	122	334	(66)	—	5	273
Other consumer	241	(38)	(20)	17	200	533	(57)	(17)	8	467
Total Traditional Banking	49,616	106	(245)	250	49,727	49,387	(30)	(161)	166	49,362
Warehouse lines of credit	1,725	(234)	—	—	1,491	2,165	(65)	—	—	2,100
Total Core Banking	51,341	(128)	(245)	250	51,218	51,552	(95)	(161)	166	51,462

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	8,315	564	(11,505)	2,626	—	16,019	(5,793)	(10,256)	30	—
Other TRS loans	55	(204)	(153)	302	—	10	20	(30)	—	—
Republic Credit Solutions	11,945	3,433	(2,411)	264	13,231	7,755	1,592	(597)	79	8,829
Total Republic Processing Group	20,315	3,793	(14,069)	3,192	13,231	23,784	(4,181)	(10,883)	109	8,829

Total	$71,656	$3,665	$(14,314)	$3,442	$64,449	$75,336	$(4,276)	$(11,044)	$275	$60,291

	ACLL Rollforward
	Six Months Ended June 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,647	$(269)	$—	$67	$8,445	$9,715	$(783)	$—	$45	$8,977
Nonowner occupied	2,700	31	—	2	2,733	2,466	84	—	1	2,551
Commercial real estate	23,769	570	—	2	24,341	23,606	49	(428)	80	23,307
Construction & land development	4,128	(537)	—	—	3,591	3,274	25	—	—	3,299
Commercial & industrial	3,487	264	—	17	3,768	2,797	1,309	—	11	4,117
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	91	28	—	—	119	106	(9)	—	—	97
Aircraft	357	43	—	—	400	253	50	—	—	303
Home equity	4,111	(110)	—	112	4,113	4,990	(726)	—	41	4,305
Consumer:
Credit cards	934	91	(70)	39	994	929	86	(90)	24	949
Overdrafts	683	503	(408)	123	901	587	208	(249)	171	717
Automobile loans	186	(68)	—	4	122	399	(144)	—	18	273
Other consumer	314	(113)	(30)	29	200	577	(109)	(31)	30	467
Total Traditional Banking	49,407	433	(508)	395	49,727	49,699	40	(798)	421	49,362
Warehouse lines of credit	2,126	(635)	—	—	1,491	2,407	(307)	—	—	2,100
Total Core Banking	51,533	(202)	(508)	395	51,218	52,106	(267)	(798)	421	51,462

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	8,879	(11,505)	2,626	—	—	10,226	(10,256)	30	—
Other TRS loans	96	(607)	(153)	664	—	158	(115)	(51)	8	—
Republic Credit Solutions	12,948	4,828	(5,084)	539	13,231	8,803	1,217	(1,362)	171	8,829
Total Republic Processing Group	13,044	13,100	(16,742)	3,829	13,231	8,961	11,328	(11,669)	209	8,829

Total	$64,577	$12,898	$(17,250)	$4,224	$64,449	$61,067	$11,061	$(12,467)	$630	$60,291

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of June 30, 2022 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2022, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	June 30, 2022	December 31, 2021

Loans on nonaccrual status*	$16,168	$20,504
Loans past due 90-days-or-more and still on accrual**	42	48
Total nonperforming loans	16,210	20,552
Other real estate owned	1,687	1,792
Total nonperforming assets	$17,897	$22,344

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.37%	0.46%
Nonperforming assets to total loans (including OREO)	0.41	0.50
Nonperforming assets to total assets	0.29	0.37

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.38%	0.47%
Nonperforming assets to total loans (including OREO)	0.42	0.51
Nonperforming assets to total assets	0.32	0.40
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$11,538	$12,039	$—	$—
Nonowner occupied	128	95	—	—
Commercial real estate	3,228	6,557	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	13	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,016	1,700	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	1
Automobile loans	36	97	—	—
Other consumer	222	3	—	—
Total Traditional Banking	16,168	20,504	—	1
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,168	20,504	—	1

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	42	47
Total Republic Processing Group	—	—	42	47

Total	$16,168	$20,504	$42	$48

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2022			June 30, 2022	June 30, 2022

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$18	$11,520	$11,538	$154	$257
Nonowner occupied	37	91	128	1	1
Commercial real estate	3,228	—	3,228	14	644
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,016	1,016	84	146
Consumer	11	247	258	48	52
Total	$3,294	$12,874	$16,168	$301	$1,100

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2021			June 30, 2021	June 30, 2021

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,944	$10,095	$12,039	$166	$414
Nonowner occupied	31	64	95	2	3
Commercial real estate	4,105	2,452	6,557	36	51
Construction & land development	—	—	—	—	—
Commercial & industrial	—	13	13	—	1
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,700	1,700	26	66
Consumer	17	83	100	2	4
	$6,097	$14,407	$20,504	$232	$539

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,340	$796	$333	$2,469	$829,668	$832,137
Nonowner occupied	—	—	41	41	313,493	313,534
Commercial real estate	—	—	2,142	2,142	1,566,977	1,569,119
Construction & land development	—	—	—	—	137,452	137,452
Commercial & industrial	—	321	—	321	393,854	394,175
Paycheck Protection Program	—	—	—	—	14,657	14,657
Lease financing receivables	—	—	—	—	11,345	11,345
Aircraft	—	—	—	—	159,958	159,958
Home equity	8	10	132	150	213,919	214,069
Consumer:
Credit cards	19	5	—	24	15,395	15,419
Overdrafts	196	3	—	199	702	901
Automobile loans	—	—	6	6	9,573	9,579
Other consumer	—	—	—	—	1,245	1,245
Total Traditional Banking	1,563	1,135	2,654	5,352	3,668,238	3,673,590
Warehouse lines of credit	—	—	—	—	596,678	596,678
Total Core Banking	1,563	1,135	2,654	5,352	4,264,916	4,270,268

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	149	149
Republic Credit Solutions	4,914	1,143	42	6,099	85,717	91,816
Total Republic Processing Group	4,914	1,143	42	6,099	85,866	91,965

Total	$6,477	$2,278	$2,696	$11,451	$4,350,782	$4,362,233
Delinquency ratio***	0.15%	0.05%	0.06%	0.26%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$606	$383	$610	$1,599	$819,132	$820,731
Nonowner occupied	—	—	—	—	306,323	306,323
Commercial real estate	—	—	5,292	5,292	1,450,717	1,456,009
Construction & land development	—	—	—	—	129,337	129,337
Commercial & industrial	8	—	13	21	340,342	340,363
Paycheck Protection Program	—	—	—	—	56,014	56,014
Lease financing receivables	—	—	—	—	8,637	8,637
Aircraft	—	—	—	—	142,894	142,894
Home equity	38	35	241	314	210,264	210,578
Consumer:
Credit cards	19	11	—	30	14,480	14,510
Overdrafts	160	3	1	164	519	683
Automobile loans	—	—	9	9	14,439	14,448
Other consumer	1	—	—	1	1,431	1,432
Total Traditional Banking	832	432	6,166	7,430	3,494,529	3,501,959
Warehouse lines of credit	—	—	—	—	850,550	850,550
Total Core Banking	832	432	6,166	7,430	4,345,079	4,352,509

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	50,987	50,987
Republic Credit Solutions	5,010	978	47	6,035	87,031	93,066
Total Republic Processing Group	5,010	978	47	6,035	138,018	144,053

Total	$5,842	$1,410	$6,213	$13,465	$4,483,097	$4,496,562
Delinquency ratio***	0.13%	0.03%	0.14%	0.30%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2022		December 31, 2021
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$14,050	$—	$14,798	$—
Nonowner occupied	128	—	95	—
Commercial real estate	3,020	—	6,736	—
Construction & land development	—	—	—	—
Commercial & industrial	—	120	—	192
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,246	—	1,976	—
Consumer	—	281	—	274
Total Traditional Banking	$18,444	$401	$23,605	$466

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of June 30, 2022 and December 31, 2021, $5 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	64	$3,102	75	$7,046	139	$10,148
Commercial real estate	1	2,142	1	883	2	3,025
Commercial & industrial	—	—	1	1	1	1
Consumer	2	14	2,446	424	2,448	438
Total troubled debt restructurings	67	$5,258	2,523	$8,354	2,590	$13,612

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,179	89	$7,856	152	$11,035
Commercial real estate	2	2,575	2	1,239	4	3,814
Commercial & industrial	2	45	1	1	3	46
Consumer	1	12	2,269	479	2,270	491
Total troubled debt restructurings	68	$5,811	2,361	$9,575	2,429	$15,386

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of June 30, 2022 and December 31, 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	71	$6,541	4	$327	75	$6,868
Principal deferral	6	558	1	157	7	715
Legal modification	48	2,344	9	221	57	2,565
Total residential TDRs	125	9,443	14	705	139	10,148

Commercial related and construction/land development loans:
Rate reduction	1	883	—	—	1	883
Principal deferral	1	1	1	2,142	2	2,143
Total commercial TDRs	2	884	1	2,142	3	3,026

Consumer loans:
Principal deferral	2,444	420	—	—	2,444	420
Legal modification	4	18	—	—	4	18
Total consumer TDRs	2,448	438	—	—	2,448	438

Total troubled debt restructurings	2,575	$10,765	15	$2,847	2,590	$13,612

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	—	—	—	—	$—
Rate reduction	82	$7,461	4	$303	86	7,764
Principal deferral	7	729	—	—	7	729
Legal modification	48	2,100	11	442	59	2,542
Total residential TDRs	137	10,290	15	745	152	11,035

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	919	—	—	1	919
Principal deferral	5	477	1	2,464	6	2,941
Total commercial TDRs	6	1,396	1	2,464	7	3,860

Consumer loans:
Principal deferral	2,266	470	—	—	2,266	470
Legal modification	4	21	—	—	4	21
Total consumer TDRs	2,270	491	—	—	2,270	491

Total troubled debt restructurings	2,413	$12,177	16	$3,209	2,429	$15,386

As of June 30, 2022 and December 31, 2021, 79% and 79% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $2 million and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of June 30, 2022 and December 31, 2021. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of June 30, 2022 or December 31, 2021.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2022 and 2021 that were modified during the three months ended June 30, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	3	$35	2	$24	5	$59
Total residential TDRs	3	35	2	24	5	59

Consumer loans:
Principal deferral	489	77	—	—	489	77
Total consumer TDRs	489	77	—	—	489	77

Total troubled debt restructurings	492	$112	2	$24	494	$136

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$16	—	$—	1	$16
Legal modification	3	226	1	50	4	276
Total residential TDRs	4	242	1	50	5	292

Consumer loans:
Principal deferral	286	38	—	—	286	38
Legal modification	1	—	—	—	1	—
Total consumer TDRs	287	38	—	—	287	38

Total troubled debt restructurings	291	$280	1	$50	292	$330

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2022 and 2021, 82% and 85% of the Bank’s TDR balances that occurred during the second quarters of 2022 and 2021 were performing according to their modified terms. The Bank provided approximately $36,000 and $18,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the second quarters of 2022 and 2021.

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2022 and 2021.

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2022 and 2021 that were modified during the six months ended June 30, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	5	$477	3	$51	8	$528
Total residential TDRs	5	477	3	51	8	528

Consumer loans:
Principal deferral	489	77	—	—	489	77
Total consumer TDRs	489	77	—	—	489	77

Total troubled debt restructurings	494	$554	3	$51	497	$605

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
June 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$161	—	$—	1	161
Legal modification	5	279	3	255	8	534
Total residential TDRs	6	440	3	255	9	695

Consumer loans:
Principal deferral	589	69	—	—	589	69
Legal modification	2	3	—	—	2	3
Total consumer TDRs	591	72	—	—	591	72

Total troubled debt restructurings	597	$512	3	$255	600	$767

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of June 30, 2022 and 2021, 92% and 67% of the Bank’s TDR balances that occurred during the first six months of 2022 and 2021 were performing according to their modified terms. The Bank provided approximately $36,000 and $35,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first six months of 2022 and 2021.

There was no significant change between the pre and post modification loan balances for the six months ending June 30, 2022 and 2021.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of June 30, 2022 and 2021 and for which there was a payment default during the three and/or six months ended June 30, 2022 and 2021.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022		2021		2022		2021
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	2	$40	2	$121	2	$40	6	$293
Commercial real estate	—	—	1	127	—	—	1	127
Home equity	1	11	—	—	2	24	—	—

Total	3	$51	3	$248	4	$64	7	$420

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2022	December 31, 2021

Commercial real estate	$1,687	$1,792

Total other real estate owned	$1,687	$1,792

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	June 30, 2022	December 31, 2021

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$751	$508

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2022 and 2021. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and prior years’ tax refund payment patterns subsequent to the first quarter. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless such recovery is subject to guarantor reimbursement under a loan-loss guaranty.

Information regarding EAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Easy Advances originated	$—	$—	$311,207	$250,045
Net charge (credit) to the Provision for Easy Advances	564	(5,793)	8,879	10,226
Provision to total Easy Advances originated	NA	NA	2.85%	4.09%
Easy Advances net charge-offs	$8,879	$10,226	$8,879	$10,226
Easy Advances net charge-offs (recoveries) to total Easy Advances originated	NA	NA	2.85%	4.09%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2022	December 31, 2021

Core Bank:
Demand	$1,338,061	$1,381,522
Money market accounts	775,560	789,876
Savings	331,508	311,624
Individual retirement accounts (1)	41,305	43,724
Time deposits, $250 and over (1)	51,976	81,050
Other certificates of deposit (1)	132,536	154,174
Reciprocal money market and time deposits (1)	52,862	77,950
Total Core Bank interest-bearing deposits	2,723,808	2,839,920
Total Core Bank noninterest-bearing deposits	1,676,974	1,579,173
Total Core Bank deposits	4,400,782	4,419,093

Republic Processing Group:
Money market accounts	9,285	9,717
Total RPG interest-bearing deposits	9,285	9,717

Brokered prepaid card deposits	319,455	320,907
Other noninterest-bearing deposits	98,007	90,701
Total RPG noninterest-bearing deposits	417,462	411,608
Total RPG deposits	426,747	421,325

Total deposits	$4,827,529	$4,840,418
(1)	Includes time deposit.

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

As of June 30, 2022 and December 31, 2021, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	June 30, 2022	December 31, 2021

Outstanding balance at end of period	$303,315	$290,967
Weighted average interest rate at end of period	0.09%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$304,203	$108,813
Mortgage backed securities - residential	42,422	167,561
Collateralized mortgage obligations	1,190	33,441
Total securities pledged	$347,815	$309,815

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$294,388	$169,888	$297,263	$181,216
Average interest rate during the period	0.07%	0.02%	0.05%	0.02%
Maximum outstanding at any month end during the period	$303,315	$174,928	$303,315	$200,704

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of June 30, 2022, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 12 such operating leases contracted with a related party of the Company. As of June 30, 2022, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded one new third-party office lease, renewed one of its existing related-party leases, and extended four of its third-party leases during the first six months of 2022, with a related total right-of-use asset value of $5.0 million connected to this 2022 activity.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Operating lease expense:
Related Party:
Variable lease expense	$1,269	$1,218	$2,535	$2,438
Fixed lease expense	57	34	92	68
Third Party:
Variable lease expense	220	197	417	393
Fixed lease expense	349	342	693	684
Total operating lease expense	$1,895	$1,791	$3,737	$3,583

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,707	$1,799	$3,412	$3,597
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	—	302	—
Short-term lease payments not included in the measurement of lease liabilities	—	—	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Weighted average remaining term in years	8.39	7.57
Weighted average discount rate	2.64%	3.05%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2022:

Year (dollars in thousands)	Related Party	Third Party	Total

2022	$2,123	$1,309	$3,432
2023	4,274	2,429	6,703
2024	4,189	1,928	6,117
2025	4,053	1,396	5,449
2026	4,124	1,100	5,224
Thereafter	16,375	4,313	20,688
Total undiscounted cash flows	$35,138	$12,475	$47,613
Discount applied to cash flows	(3,398)	(2,052)	(5,450)
Total discounted cash flows reported as operating lease liabilities	$31,740	$10,423	$42,163

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Overnight advances	$—	$25,000
Fixed interest rate advances	20,000	—
Total FHLB advances	$20,000	$25,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2022 and December 31, 2021, Republic had available borrowing capacity of $905 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of June 30, 2022 and December 31, 2021.

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

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$—	$25,000	$—	$32,597
Average interest rate during the period	—%	0.16%	—%	0.16%
Maximum outstanding at any month end during the period	$—	$25,000	$—	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2022	December 31, 2021

First lien, single family residential real estate	$1,036,228	$1,041,461
Home equity lines of credit	193,447	186,396

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2022	December 31, 2021

Unused warehouse lines of credit	$865,822	$565,950
Unused home equity lines of credit	368,820	348,681
Unused loan commitments - other	828,583	828,229
Standby letters of credit	10,951	11,305
FHLB letter of credit	643	643
Total commitments	$2,074,819	$1,754,808

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

The following tables present a rollforward of the ACLC for the three and six months ended June 30, 2022 and 2021:

	ACLC Rollforward
	Three Months Ended
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$130	$32	$—	$—	$162	$116	$24	$—	$—	$140
Unused home equity lines of credit	256	21	—	—	277	194	19	—	—	213
Unused loan commitments - other	654	7	—	—	661	705	(124)	—	—	581

Total	$1,040	$60	$—	$—	$1,100	$1,015	$(81)	$—	$—	$934

	ACLC Rollforward
	Six Months Ended June 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$154	$8	$—	$—	$162	$79	$61	$—	$—	$140
Unused home equity lines of credit	247	30	—	—	277	173	40	—	—	213
Unused loan commitments - other	651	10	—	—	661	737	(156)	—	—	581

Total	$1,052	$48	$—	$—	$1,100	$989	$(55)	$—	$—	$934

The Company increased its ACLC during the three and six months ended June 30, 2022 based on an increase in total unused commitments.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of June 30, 2022. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of June 30, 2022 is presented net of any applicable ACL.

	Fair Value Measurements at
	June 30, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$230,771	$152,321	$—	$383,092
Private label mortgage-backed security	—	—	2,478	2,478
Mortgage-backed securities - residential	—	198,270	—	198,270
Collateralized mortgage obligations	—	24,545	—	24,545
Corporate bonds	—	9,936	—	9,936
Trust preferred security	—	—	3,824	3,824
Total available-for-sale debt securities	$230,771	$385,072	$6,302	$622,145

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$189	$—	$189
Total equity securities with readily determinable fair value	$—	$189	$—	$189

Mortgage loans held for sale	$—	$8,491	$—	$8,491
Consumer loans held for sale	—	—	17,459	17,459
Consumer loans held for investment	—	—	45	45
Rate lock loan commitments	—	220	—	220
Mandatory forward contracts	—	359	—	359
Interest rate swap agreements	—	4,501	—	4,501

Financial liabilities:
Interest rate swap agreements	$—	$4,501	$—	$4,501

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,112	$167,347	$—	$237,459
Private label mortgage-backed security	—	—	2,731	2,731
Mortgage-backed securities - residential	—	210,749	—	210,749
Collateralized mortgage obligations	—	30,294	—	30,294
Corporate bonds	—	10,046	—	10,046
Trust preferred security	—	—	3,847	3,847
Total available-for-sale debt securities	$70,112	$418,436	$6,578	$495,126

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,450	—	—	2,450
Total equity securities with readily determinable fair value	$2,450	$170	$—	$2,620

Mortgage loans held for sale	$—	$29,393	$—	$29,393
Consumer loans held for sale	—	—	19,747	19,747
Consumer loans held for investment	—	—	170	170
Rate lock loan commitments	—	1,404	—	1,404
Mandatory forward contracts	—	66	—	66
Interest rate swap agreements	—	5,786	—	5,786

Financial liabilities:
Interest rate swap agreements	—	5,786	—	5,786

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and six months ended June 30, 2022 and 2021.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$2,602	$2,863	$2,731	$2,957
Total gains or losses included in earnings:
Net change in unrealized gain	(15)	34	9	49
Principal paydowns	(109)	(73)	(262)	(182)
Balance, end of period	$2,478	$2,824	$2,478	$2,824

The fair value of the Bank’s single private label mortgage-backed security is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value, and the weighted average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage-backed security are prepayment rates, probability of default, and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
June 30, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,478	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.4%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,731	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$3,725	$3,650	$3,847	$3,800
Total gains or losses included in earnings:
Discount accretion	14	13	28	26
Net change in unrealized gain	85	37	(51)	(126)
Balance, end of period	$3,824	$3,700	$3,824	$3,700

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2022 and December 31, 2021.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Aggregate fair value	$8,491	$29,393
Contractual balance	8,363	28,668
Unrealized gain	128	725

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2022 and 2021 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Interest income	$153	$140	$357	$549
Change in fair value	109	(143)	(597)	(1,154)
Total included in earnings	$262	$(3)	$(240)	$(605)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2022 and December 31, 2021.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$17,459	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$19,747	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	June 30, 2022	December 31, 2021

Aggregate fair value	$17,459	$19,747
Contractual balance	17,563	19,633
Unrealized gain	(104)	114

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Interest income	$2,990	$1,397	$5,880	$1,968
Change in fair value	(181)	63	(218)	78
Total included in earnings	$2,809	$1,460	$5,662	$2,046

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,345	$1,345
Commercial real estate	—	—	2,475	2,475
Total collateral-dependent loans*	$—	$—	$3,820	$3,820

Other real estate owned:
Commercial real estate	$—	$—	$1,687	$1,687
Total other real estate owned	$—	$—	$1,687	$1,687

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,626	$1,626
Commercial real estate	—	—	2,841	2,841
Home equity	—	—	378	378
Total collateral-dependent loans*	$—	$—	$4,845	$4,845

Other real estate owned:
Residential real estate	$—	$—	$1,792	$1,792
Total other real estate owned	$—	$—	$1,792	$1,792

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,345	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$2,475	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Other real estate owned - commercial real estate	$1,687	Sales comparison approach	Adjustments determined for differences between comparable sales	37% (37%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,626	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$2,841	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$378	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-4% (3%)

Other real estate owned - commercial real estate	$1,792	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

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

Collateral-dependent loans are as follows:

(in thousands)	June 30, 2022	December 31, 2021

Carrying amount of loans measured at fair value	$4,024	$4,928
Estimated selling costs considered in carrying amount	714	842
Valuation allowance	(918)	(925)
Total fair value	$3,820	$4,845

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Provision on collateral-dependent loans	$(7)	$45	$(4)	$45

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2022	December 31, 2021

Other real estate owned carried at fair value	$1,687	$1,792
Other real estate owned carried at cost	—	—
Total carrying value of other real estate owned	$1,687	$1,792

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Other real estate owned write-downs during the period	$54	$52	$105	$105

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$795,143	$795,143	$—	$—	$795,143
Available-for-sale debt securities	622,145	230,771	385,072	6,302	622,145
Held-to-maturity debt securities	32,962	—	32,978	—	32,978
Equity securities with readily determinable fair values	189	—	189	—	189
Mortgage loans held for sale, at fair value	8,491	—	8,491	—	8,491
Consumer loans held for sale, at fair value	17,459	—	—	17,459	17,459
Consumer loans held for sale, at the lower of cost or fair value	13,777	—	—	13,777	13,777
Loans, net	4,297,784	—	—	4,165,381	4,165,381
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,872	—	9,872	—	9,872
Mortgage servicing rights	9,407	—	16,568	—	16,568
Rate lock loan commitments	220	—	220	—	220
Mandatory forward contracts	359	—	359	—	359
Interest rate swap agreements	4,501	—	4,501	—	4,501

Liabilities:
Noninterest-bearing deposits	$2,094,436	$—	$2,094,436	$—	$2,094,436
Transaction deposits	2,499,250	—	2,499,250	—	2,499,250
Time deposits	233,843	—	230,849	—	230,849
Securities sold under agreements to repurchase and other short-term borrowings	303,315	—	303,315	—	303,315
Federal Home Loan Bank advances	20,000	—	21,766	—	21,766
Accrued interest payable	162	—	162	—	162
Interest rate swap agreements	4,501	—	4,501	—	4,501

		Fair Value Measurements at
		December 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$756,971	$756,971	$—	$—	$756,971
Available-for-sale debt securities	495,126	70,112	418,436	6,578	495,126
Held-to-maturity debt securities	44,299	—	44,764	—	44,764
Equity securities with readily determinable fair values	2,620	2,450	170	—	2,620
Mortgage loans held for sale, at fair value	29,393	—	29,393	—	29,393
Consumer loans held for sale, at fair value	19,747	—	—	19,747	19,747
Consumer loans held for sale, at the lower of cost or fair value	2,937	—	—	2,937	2,937
Loans, net	4,431,985	—	—	4,445,244	4,445,244
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,877	—	9,877	—	9,877
Mortgage servicing rights	9,196	—	11,540	—	11,540
Rate lock loan commitments	1,404	—	1,404	—	1,404
Mandatory forward contracts	66	—	66	—	66
Interest rate swap agreements	5,786	—	5,786	—	5,786

Liabilities:
Noninterest-bearing deposits	$1,990,781	$—	$1,990,781	$—	$1,990,781
Transaction deposits	2,553,423	—	2,553,423	—	2,553,423
Time deposits	296,214	—	298,236	—	298,236
Securities sold under agreements to repurchase and other short-term borrowings	290,967	—	290,967	—	290,967
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	159	—	159	—	159
Interest rate swap agreements	5,786	—	5,786	—	5,786

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$13,302	$63,636	$29,393	$46,867
Origination of mortgage loans held for sale	61,489	141,177	162,150	354,764
Proceeds from the sale of mortgage loans held for sale	(67,759)	(176,424)	(186,971)	(380,239)
Net gain on sale of mortgage loans held for sale	1,459	4,012	3,919	11,009
Balance, end of period	$8,491	$32,401	$8,491	$32,401

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Net gain realized on sale of mortgage loans held for sale	$2,674	$5,711	$5,407	$13,756
Net change in fair value recognized on loans held for sale	109	(143)	(597)	(1,154)
Net change in fair value recognized on rate lock loan commitments	(222)	299	(1,184)	(2,338)
Net change in fair value recognized on forward contracts	(1,102)	(1,855)	293	745
Net gain recognized	1,459	4,012	3,919	11,009

Loan servicing income	884	808	1,749	1,601
Amortization of mortgage servicing rights	(580)	(738)	(1,248)	(1,735)
Change in mortgage servicing rights valuation allowance	—	100	—	500
Net servicing income recognized	304	170	501	366
Total Mortgage Banking income	$1,763	$4,182	$4,420	$11,375

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$9,502	$7,711	$9,196	$7,095
Additions	485	1,262	1,459	2,475
Amortized to expense	(580)	(738)	(1,248)	(1,735)
Change in valuation allowance	—	100	—	500
Balance, end of period	$9,407	$8,335	$9,407	$8,335

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Beginning valuation allowance	$—	$100	$—	$500
Charge during the period	—	(100)	—	(500)
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2022	December 31, 2021

Fair value of mortgage servicing rights portfolio	$16,568	$11,540
Monthly weighted average prepayment rate of unpaid principal balance*	128%	208%
Discount rate	10.17%	10.15%
Weighted average foreclosure rate	0.15%	0.19%
Weighted average life in years	7.55	5.93
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2022		December 31, 2021
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,363	$8,491	$28,668	$29,393

Included in other assets:
Rate lock loan commitments	$28,072	$220	$56,736	$1,404
Mandatory forward contracts	29,812	359	70,812	66

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2022		December 31, 2021
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$22,009	$595	$107,502	$5,786
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	93,757	(4,501)	16,423	(298)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$115,766	$(3,906)	$123,925	$5,488

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	115,766	3,906	123,925	(5,488)
Total		$231,532	$—	$247,850	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $0 and $6.8 million as of June 30, 2022 and December 31, 2021.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net income	$23,901	$23,922	$51,827	$49,975
Dividends declared on Common Stock:
Class A Shares	(6,047)	(5,680)	(12,128)	(11,423)
Class B Shares	(670)	(608)	(1,341)	(1,224)
Undistributed net income for basic earnings per share	17,184	17,634	38,358	37,328
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(21)	(17)	(49)	(40)
Undistributed net income for diluted earnings per share	$17,163	$17,617	$38,309	$37,288

Weighted average shares outstanding:
Class A Shares	17,946	18,712	17,968	18,761
Class B Shares	2,161	2,182	2,163	2,190
Effect of dilutive securities on Class A Shares outstanding	62	55	71	65
Weighted average shares outstanding including dilutive securities	20,169	20,949	20,202	21,016

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31	$0.68	$0.62
Undistributed earnings per share*	0.86	0.85	1.92	1.80
Total basic earnings per share - Class A Common Stock	$1.20	$1.16	$2.60	$2.42

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28	$0.62	$0.56
Undistributed earnings per share*	0.78	0.77	1.75	1.64
Total basic earnings per share - Class B Common Stock	$1.09	$1.05	$2.37	$2.20

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31	$0.68	$0.62
Undistributed earnings per share*	0.86	0.85	1.91	1.79
Total diluted earnings per share - Class A Common Stock	$1.20	$1.16	$2.59	$2.41

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28	$0.62	$0.56
Undistributed earnings per share*	0.78	0.77	1.74	1.63
Total diluted earnings per share - Class B Common Stock	$1.09	$1.05	$2.36	$2.19
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Antidilutive stock options	187,000	149,000	186,000	169,000
Average antidilutive stock options	184,000	149,000	178,000	166,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Available-for-Sale Debt Securities:
Unrealized losses on AFS debt securities	$(10,133)	$(614)	$(31,382)	$(2,643)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	(15)	34	9	49
Net losses	(10,148)	(580)	(31,373)	(2,594)
Tax effect	2,537	145	7,845	648
Net of tax	(7,611)	(435)	$(23,528)	$(1,946)

The following is a summary of the AOCI balances, net of tax:

		2022
(in thousands)	December 31, 2021	Change	June 30, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(23,535)	$(22,645)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	7	991
Total unrealized gain (loss)	$1,874	$(23,528)	$(21,654)

		2021
(in thousands)	December 31, 2020	Change	June 30, 2021

Unrealized gain on AFS debt securities	$7,571	$(1,982)	$5,589
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	36	974
Total unrealized gain (loss)	$8,509	$(1,946)	$6,563

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$39,158	$3,886	$153	$43,197	$1,638	$6,397	$8,035	$51,232

Noninterest income:
Service charges on deposit accounts	3,355	12	—	3,367	(4)	—	(4)	3,363
Net refund transfer fees	—	—	—	—	3,950	—	3,950	3,950
Mortgage banking income (1)	—	—	1,763	1,763	—	—	—	1,763
Interchange fee income	3,389	—	—	3,389	72	—	72	3,461
Program fees (1)	—	—	—	—	736	3,149	3,885	3,885
Increase in cash surrender value of BOLI (1)	623	—	—	623	—	—	—	623
Net losses on OREO	(52)	—	—	(52)	—	—	—	(52)
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	416	—	46	462	111	—	111	573
Total noninterest income	7,731	12	1,809	9,552	17,865	3,149	21,014	30,566

Total net revenue	$46,889	$3,898	$1,962	$52,749	$19,503	$9,546	$29,049	$81,798

Net-revenue concentration (2)	57%	5%	2%	64%	24%	12%	36%	100%

	Three Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$38,278	$6,324	$140	$44,742	$623	$4,939	$5,562	$50,304

Noninterest income:
Service charges on deposit accounts	3,061	14	—	3,075	(4)	—	(4)	3,071
Net refund transfer fees	2	—	—	2	5,921	—	5,921	5,923
Mortgage banking income (1)	—	—	4,182	4,182	—	—	—	4,182
Interchange fee income	3,367	—	—	3,367	114	—	114	3,481
Program fees (1)	—	—	—	—	715	2,627	3,342	3,342
Increase in cash surrender value of BOLI (1)	600	—	—	600	—	—	—	600
Net losses on OREO	(44)	—	—	(44)	—	—	—	(44)
Other	986	—	50	1,036	57	—	57	1,093
Total noninterest income	7,972	14	4,232	12,218	6,803	2,627	9,430	21,648

Total net revenue	$46,250	$6,338	$4,372	$56,960	$7,426	$7,566	$14,992	$71,952

Net-revenue concentration (2)	64%	9%	6%	79%	10%	11%	21%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$75,306	$8,401	$357	$84,064	$17,042	$12,738	$29,780	$113,844

Noninterest income:
Service charges on deposit accounts	6,574	25	—	6,599	(10)	—	(10)	6,589
Net refund transfer fees	—	—	—	—	16,001	—	16,001	16,001
Mortgage banking income (1)	—	—	4,420	4,420	—	—	—	4,420
Interchange fee income	6,401	—	—	6,401	130	—	130	6,531
Program fees (1)	—	—	—	—	1,463	6,276	7,739	7,739
Increase in cash surrender value of BOLI (1)	1,235	—	—	1,235	—	—	—	1,235
Net losses on OREO	(105)	—	—	(105)	—	—	—	(105)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	860	—	80	940	217	—	217	1,157
Total noninterest income	14,965	25	4,500	19,490	35,801	6,276	42,077	61,567

Total net revenue	$90,271	$8,426	$4,857	$103,554	$52,843	$19,014	$71,857	$175,411

Net-revenue concentration (2)	51%	5%	3%	59%	30%	11%	41%	100%

	Six Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$79,380	$13,096	$549	$93,025	$15,299	$9,846	$25,145	$118,170

Noninterest income:
Service charges on deposit accounts	5,926	28	—	5,954	(10)	—	(10)	5,944
Net refund transfer fees	2	—	—	2	18,642	—	18,642	18,644
Mortgage banking income (1)	—	—	11,375	11,375	—	—	—	11,375
Interchange fee income	6,336	—	—	6,336	172	—	172	6,508
Program fees (1)	—	—	—	—	1,611	3,940	5,551	5,551
Increase in cash surrender value of BOLI (1)	990	—	—	990	—	—	—	990
Net losses on OREO	(55)	—	—	(55)	—	—	—	(55)
Other	1,557	—	78	1,635	77	—	77	1,712
Total noninterest income	14,756	28	11,453	26,237	20,492	3,940	24,432	50,669

Total net revenue	$94,136	$13,124	$12,002	$119,262	$35,791	$13,786	$49,577	$168,839

Net-revenue concentration (2)	56%	8%	7%	71%	21%	8%	29%	100%

(3)	This revenue is not subject to ASC 606.
(4)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Legal settlement – During the second quarter of 2022, Green Dot paid Republic Bank $13 million in settlement of a lawsuit.

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

As of June 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Loans, investments, and deposits

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Mortgage warehouse lines of credit

Mortgage Banking	Primarily originates, sells, and services long-term, single-family, first-lien residential real estate loans primarily to clients in the Bank's market footprint.	Loan sales and servicing

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

Segment information follows:

	Three Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,158	$3,886	$153	$43,197	$1,638	$6,397	$8,035	$51,232

Provision for expected credit loss expense	146	(234)	—	(88)	360	3,433	3,793	3,705

Net refund transfer fees	—	—	—	—	3,950	—	3,950	3,950
Mortgage banking income	—	—	1,763	1,763	—	—	—	1,763
Program fees	—	—	—	—	736	3,149	3,885	3,885
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	7,731	12	46	7,789	179	—	179	7,968
Total noninterest income	7,731	12	1,809	9,552	17,865	3,149	21,014	30,566

Total noninterest expense	38,314	1,035	2,832	42,181	3,533	1,939	5,472	47,653

Income (loss) before income tax expense	8,429	3,097	(870)	10,656	15,610	4,174	19,784	30,440
Income tax expense (benefit)	1,647	692	(191)	2,148	3,465	926	4,391	6,539

Net income (loss)	$6,782	$2,405	$(679)	$8,508	$12,145	$3,248	$15,393	$23,901

Period-end assets	$4,997,734	$596,031	$22,342	$5,616,107	$382,156	$114,213	$496,369	$6,112,476

Net interest margin	3.06%	2.69%	NM	3.02%	NM	NM	NM	3.51%

Net-revenue concentration*	57%	5%	2%	64%	24%	12%	36%	100%

	Three Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$38,278	$6,324	$140	$44,742	$623	$4,939	$5,562	$50,304

Provision for expected credit loss expense	(77)	(65)	—	(142)	(5,773)	1,592	(4,181)	(4,323)

Net refund transfer fees	2	—	—	2	5,921	—	5,921	5,923
Mortgage banking income	—	—	4,182	4,182	—	—	—	4,182
Program fees	—	—	—	—	715	2,627	3,342	3,342
Other noninterest income	7,970	14	50	8,034	167	—	167	8,201
Total noninterest income	7,972	14	4,232	12,218	6,803	2,627	9,430	21,648

Total noninterest expense	36,939	1,066	3,006	41,011	3,697	1,006	4,703	45,714

Income before income tax expense	9,388	5,337	1,366	16,091	9,502	4,968	14,470	30,561
Income tax expense	1,555	1,227	301	3,083	2,326	1,230	3,556	6,639

Net income	$7,833	$4,110	$1,065	$13,008	$7,176	$3,738	$10,914	$23,922

Period-end assets	$4,774,765	$840,083	$46,816	$5,661,664	$389,999	$131,647	$521,646	$6,183,310

Net interest margin	2.97%	3.48%	NM	3.03%	NM	NM	NM	3.33%

Net-revenue concentration*	64%	9%	6%	79%	10%	11%	21%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$75,306	$8,401	$357	$84,064	$17,042	$12,738	$29,780	$113,844

Provision for expected credit loss expense	466	(635)	—	(169)	8,272	4,828	13,100	12,931

Net refund transfer fees	—	—	—	—	16,001	—	16,001	16,001
Mortgage banking income	—	—	4,420	4,420	—	—	—	4,420
Program fees	—	—	—	—	1,463	6,276	7,739	7,739
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	14,965	25	80	15,070	337	—	337	15,407
Total noninterest income	14,965	25	4,500	19,490	35,801	6,276	42,077	61,567

Total noninterest expense	76,533	1,987	5,522	84,042	8,678	3,506	12,184	96,226

Income (loss) before income tax expense	13,272	7,074	(665)	19,681	35,893	10,680	46,573	66,254
Income tax expense (benefit)	2,119	1,596	(146)	3,569	8,371	2,487	10,858	14,427

Net income (loss)	$11,153	$5,478	$(519)	$16,112	$27,522	$8,193	$35,715	$51,827

Period-end assets	$4,997,734	$596,031	$22,342	$5,616,107	$382,156	$114,213	$496,369	$6,112,476

Net interest margin	2.98%	2.89%	NM	2.97%	NM	NM	NM	3.90%

Net-revenue concentration*	51%	5%	3%	59%	30%	11%	41%	100%

	Six Months Ended June 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$79,380	$13,096	$549	$93,025	$15,299	$9,846	$25,145	$118,170

Provision for expected credit loss expense	(82)	(307)	—	(389)	10,111	1,217	11,328	10,939

Net refund transfer fees	2	—	—	2	18,642	—	18,642	18,644
Mortgage banking income	—	—	11,375	11,375	—	—	—	11,375
Program fees	—	—	—	—	1,611	3,940	5,551	5,551
Other noninterest income	14,754	28	78	14,860	239	—	239	15,099
Total noninterest income	14,756	28	11,453	26,237	20,492	3,940	24,432	50,669

Total noninterest expense	74,267	2,094	6,127	82,488	8,999	2,108	11,107	93,595

Income before income tax expense	19,951	11,337	5,875	37,163	16,681	10,461	27,142	64,305
Income tax expense	3,680	2,661	1,293	7,634	4,096	2,600	6,696	14,330

Net income	$16,271	$8,676	$4,582	$29,529	$12,585	$7,861	$20,446	$49,975

Period-end assets	$4,774,765	$840,083	$46,816	$5,661,664	$389,999	$131,647	$521,646	$6,183,310

Net interest margin	3.21%	3.45%	NM	3.24%	NM	NM	NM	3.98%

Net-revenue concentration*	56%	8%	7%	71%	21%	8%	29%	100%

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

Broadly speaking, forward-looking statements include:

●	the potential impact of the COVID pandemic on Company operations;
●	the potential impact of inflation on Company operations;
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, or other financial items;
●	descriptions of plans or objectives for future operations, products, or services;
●	descriptions and projections related to management strategies for loans, deposits, investments, and borrowings;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID pandemic on the Company’s operations and credit losses;
●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;

●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II Item 1A “Risk Factors” of the current filing.

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective, and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions, and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates relate to its ACLL and Provision.

ACLL and Provision — As of June 30, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2022, Republic had 42 full-service banking centers with locations as follows:

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

Digital Experience — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com. The Bank allows clients to easily and securely access and manage their accounts through its mobile banking application.

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

The EA tax credit product is a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. The EA product had the following features during 2022 and 2021:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple funds disbursement methods, including a DDA Card, direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the EA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the EA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless such recovery is subject to guarantor reimbursement under a loan-loss guaranty.

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

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Settlement of Lawsuit Against Green Dot - On June 3, 2022, the Bank and Green Dot entered into the Settlement Agreement to fully resolve the Lawsuit that the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021.

As previously disclosed in the Company’s prior SEC filings, the Lawsuit arose from Green Dot’s inability to consummate the Sale

Transaction contemplated in the TRS Purchase Agreement through which Green Dot would purchase all of the assets and operations of the Bank’s Tax Refund Solutions business.

In accordance with the Settlement Agreement, on June 6, 2022, Green Dot paid $13 million to the Bank, which was in addition to a $5 million termination fee that Green Dot paid to the Bank during the first quarter of 2022 under the terms of the TRS Purchase Agreement. On June 6, 2022, the Bank and Green Dot submitted to the Delaware Court of Chancery a stipulation of dismissal of the Lawsuit, which was effective to dismiss the Lawsuit when filed.

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

(V) Republic Credit Solutions segment

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products (the “LOC I”) has been originated by the Bank since 2014. The second (the “LOC II”) was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2022 and 2021. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Further, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021)

Total Company net income for the second quarter of 2022 was $23.9 million, equaling net income for the same period in 2021. Diluted EPS increased to $1.20 for the second quarter of 2022 compared to $1.16 for the same period in 2021. The consistent net income primarily reflected the following:

●	The benefit of a $13.0 million pre-tax legal settlement;

●	An $8.0 million negative swing in Provision;

●	A $4.4 million decrease in PPP income within interest income; and

●	A $2.4 million decrease in Mortgage Banking income.

Compared to the second quarter of 2022, the second quarter of 2021 was significantly and positively impacted by significantly lower than expected losses on EA loans, strong fee income from the PPP, and higher demand for mortgage refinancing, driving strong mortgage banking income.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $1.1 million, 13%, for the second quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $880,000, or 2%, for the second quarter of 2022 compared to the same period in 2021.

●	Provision was a net charge of $146,000 for the second quarter of 2022 compared to a net credit of $77,000 for the same period in 2021.

●	Noninterest income decreased $241,000 million, or 3%, for the second quarter of 2022 compared to the same period in 2021.

●	Noninterest expense increased $1.4 million, or 4%, for the second quarter of 2022 compared to the same period in 2021.

Warehouse Lending segment

●	Net income decreased $1.7 million or 41%, for the second quarter of 2022 compared to the same period in 2021.

●	Net interest income decreased $2.4 million, or 39%, for the second quarter of 2022 compared to the same period in 2021.

●	The Warehouse Provision was a net credit of $234,000 for the second quarter of 2022 compared to a net credit of $65,000 for the same period in 2021.

●	Average committed Warehouse lines remained at $1.4 billion in the second quarter of 2022 compared to the second quarter of 2021.

●	Average line usage was 41% during the second quarter of 2022 compared to 51% during the same period in 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $2.4 million, or 58%, during the second quarter of 2022 compared to the same period in 2021.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $68 million during the second quarter of 2022 compared to $176 million during the same period in 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold remaining at 2.85% from period to period.

Tax Refund Solutions segment

●	Net income increased $5.0 million, or 69%, for the second quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $1.0 million, or 163%, for the second quarter of 2022 compared to the same period in 2021.

●	Overall, TRS recorded a net charge to the Provision of $360,000 during the second quarter of 2022 compared to a net credit to the Provision of $5.8 million for the same period in 2021.

●	Noninterest income increased $11.1 million for the second quarter of 2022 compared to the same period in 2021. Noninterest income for the second quarter of 2022 included the receipt of a $13.0 million non-recurring legal settlement payment.

●	Net RT revenue decreased $2.0 million for the second quarter of 2022 compared to the same period in 2021.

●	Noninterest expense was $3.5 million for the second quarter of 2022 compared to $3.7 million for the same period in 2021.

TRS had multiple factors during 2021 and 2022 that impacted and will continue to impact its 2022 performance and the comparability of that performance to the same periods in 2021. By year, these factors discussed below include, but may not be limited to, the following:

2021

1)	The start of the IRS processing season was delayed approximately two weeks later than a typical tax season; and

2)	The Company believes stimulus programs from the Federal Government and pandemic-related restrictions during early 2021 negatively impacted demand for TRS’s RT and EA products.

2022

1)	TRS amended one of its existing third-party contracts to provide for a small revenue share from Republic to the third party, along with a cap on loan losses from the third party to Republic for all EA products originated through this provider;

2)	TRS experienced a loss of RT and EA product volume to Green Dot directly following the execution of the TRS Purchase Agreement;

3)	Although to a lesser degree than in the 2021 tax season, Company management believes stimulus programs from the Federal Government during the latter half of 2021 negatively impacted the 2022 tax season;

4)	The Bank received a $5.0 million non-recurring termination fee in January 2022 following the cancellation of the Sales Transaction; and

5)	The Bank received a $13.0 million non-recurring legal settlement payment in June 2022 upon settling its lawsuit against Green Dot.

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

Conversely, the timing of the IRS tax season during the second quarter of 2022 was more in-line with non-COVID seasons than the second quarter of 2021. As a result, the Company believes that it likely received an unusually high percentage of its funded RT volume in the second quarter of 2021 as compared to 2022, and that it likely received an unusually high percentage of its EA loan repayments in the second quarter of 2021 as compared to 2022. This estimated timing, if correct, generally provided less favorable second quarter 2022 results for TRS as compared to the second quarter of 2021, and will likely provide for less favorable quarterly comparisons throughout the remainder of 2022 as compared to 2021.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the 2022 tax season was also favorably impacted by a contractual change with one of the Company’s large Tax Providers. As a result of the amended contract, TRS provides this tax provider a revenue share, while this tax provider covers certain overhead costs of the program and furnishes to RB&T a loan loss guaranty for EAs originated through this provider. Through this specific provider, TRS originated $172 million of EAs during the first quarter of 2022 as compared to $135 million originated during the first quarter of 2021. The net cost of the revenue share to the provider from RB&T was approximately $275,000 for the $172 million of EA volume.

Negatively impacting the second quarter 2022 tax season as compared to the second quarter of 2021 was a loss of RT and EA volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the TRS Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the loss of volume to Green Dot had a negative impact to the overall results of TRS for 2022 and may continue to have a negative impact to the overall results of TRS well into the future if TRS is unable to win this business back through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs and excluding the receipt of a nonrecurring $13 million legal settlement payment, TRS experienced a significant net decrease to its second quarter 2022 tax results as compared to the first quarter of 2021. Management believes TRS’s results of operations, and more specifically RT revenue and net recoveries for previously charged-off EAs for the remainder of 2022, will likely be negative as compared to the same periods in 2021.

Republic Credit Solutions segment

●	Net income decreased $490,000, or 13%, for the second quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $1.5 million, or 30%, for the second quarter of 2022 compared to the same period in 2021.

●	Overall, RCS recorded a net charge to the Provision of $3.4 million during the second quarter of 2022 compared to a net charge of $1.6 million for the same period in 2021.

●	Noninterest income increased $522,000, or 20%, from the second quarter of 2021 to the second quarter of 2022.

●	Noninterest expense was $1.9 million for the second quarter of 2022 and $1.0 million for the same period in 2021.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. With the rise of inflation during the latter half of 2021 and a steep inflationary rise during the first half of 2022, representing inflationary levels not seen in approximately 40 years, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The increases to the FFTR included a 25-basis-point increase in March 2022, another 50-basis-point increase in May 2022, and another 75-basis-point increase in June 2022 (the highest one-time increase in 28 years). The FOMC also increased the FFTR by another 75 basis points in July 2022. Along with these increases, the FOMC continued to signal that additional 2022 FFTR increases are likely.

The FOMC’s actions and signals continued to place upward pressure on long-term market interest rates for bonds and loans during the second quarter of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during the remainder of 2022. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $51.2 million during the second quarter of 2022 and represented an increase of $928,000, or 2%, from the second quarter of 2021. Total Company net interest margin increased to 3.51% during the second quarter of 2022 compared to 3.33% for the same period in 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $880,000, or 2%, for the second quarter of 2022 compared to the same period in 2021. Traditional Banking’s net interest margin was 3.06% for the second quarter of 2022, an increase of nine basis points from the same period in 2021.

The increase in the Traditional Bank’s net interest income and net interest margin during the second quarter of 2022 was primarily attributable to the following factors:

●	Traditional Bank net interest income, excluding PPP fees and interest, increased $5.3 million, or 16%, from the second quarter of 2021, as average non-PPP loans at the Traditional Bank grew from $3.3 billion for the second quarter of 2021 to $3.6 billion for the second quarter of 2022. Additionally, increases in the FFTR during 2022 have benefitted the Traditional Bank’s high level of interest-earning cash on its balance sheet, as well as its loan and investment portfolio yields, although to a lesser degree. As a result, the Traditional Bank’s yield on interest earning assets, excluding PPP, increased 20 basis points from the second quarter of 2021 to the second quarter of 2022.

●	Offsetting the above increase, the Traditional Bank recognized $167,000 of fees and interest on its PPP portfolio during the second quarter of 2022 compared to $4.6 million of similar fees and interest during the second quarter of 2021. The $4.4 million decrease in PPP fees and interest primarily highlighted the short-term nature of the PPP, as approximately 97% of all fees and interest eligible to be recognized under the program by the Traditional Bank were recognized during 2020 and 2021.

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

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Three Months Ended Jun. 30,				Three Months Ended Jun. 30,				Three Months Ended Jun. 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$39,158	$38,278	$880	2%	$5,121,492	$5,149,602	$(28,110)	(1)%	3.06%	2.97%	0.09%
Less: Impact of PPP fees and interest	167	4,582	(4,415)	(96)	16,668	349,643	(332,975)	(95)	—	0.16	(0.16)
Traditional Banking ex PPP fees and interest - non-GAAP	$38,991	$33,696	$5,295	16	$5,104,824	$4,799,959	$304,865	6	3.06	2.81	0.25

As previously disclosed, both short-term and long-term market interest rates are expected to continue increasing during the remainder of 2022 as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

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

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $2.4 million, or 39%, from the second quarter of 2021 to the second quarter of 2022, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $727 million during the second quarter of 2021 to $579 million for the second quarter of 2022, as home-mortgage refinancing dipped from historically high volume in early 2021. The Warehouse net interest margin compressed 79 basis points from 3.48% during the second quarter of 2021 to 2.69% during the second quarter of 2022, as competitive forces began driving down the contractual interest rates on the Company’s Warehouse lines during the third quarter of 2021.

In general, the decline in net interest income within Warehouse Lending was driven largely by a sharp rise in long-term interest rates during the first half of 2022, which led to a decrease in mortgage refinancing demand, a sharp drop in Warehouse line usage, and an overall decrease in outstanding Warehouse balances. In addition, Warehouse’s net interest margin was negatively impacted during the second quarter of 2022, as many adjustable rate Warehouse lines remained below their interest rate floors. These interest rate floors, which benefitted Warehouse’s net interest margin significantly during 2020 and 2021 when market rates declined to historical lows, negatively impacted its net interest margin during the first half of 2022, as its cost of funding rose while its loan yield remained relatively stable. The negative impact of these floors is expected to diminish in the near term as interest rates on many Warehouse lines are expected to begin exceeding their floors during the third quarter of 2022, assuming projected FFTR increases, currently projected by the financial markets, come to fruition.

Committed Warehouse lines-of-credit remained at $1.4 billion from June 30, 2021 to June 30, 2022, while average usage rates for Warehouse lines were 41% and 51%, respectively, during the second quarters of 2022 and 2021.

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

Tax Refund Solutions segment

TRS’s net interest income increased $1.0 million for the second quarter of 2022 compared to the same period in 2021, driven by an increase in outstanding commercial loan balances and an increase in interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates. For factors affecting the comparison of the TRS results of operations for the second quarter of 2022 and the second quarter of 2021, see section titled “OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s net interest income increased $1.5 million, or 30%, from the second quarter of 2021 to the second quarter of 2022. The increase was driven primarily by an increase in fee income from RCS’s LOC products partially offset by a decrease in interest income from RCS’s hospital receivables.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $5.8 million during the second quarter of 2022 compared to $3.8 million during the same period in 2021. Interest income on RCS’s LOC I product increased $1.1 million, driven by a $6 million increase in average outstanding balances for this product from the second quarter of 2021 to the second quarter of 2022. Interest income on RCS’s LOC II product increased $855,000, as the Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase.

Interest income from RCS’s hospital receivables decreased $385,000 from the second quarter of 2021 to the second quarter of 2022 resulting from a $38 million decrease in average receivables from period to period.

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

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$813,956	$1,638	0.80%	$938,728	$262	0.11%
Investment securities, including FHLB stock (1)	691,427	2,766	1.60	562,509	1,913	1.36
TRS Easy Advance loans (2)	12,680	81	2.56	17,220	294	6.83
RCS LOC products (2)	27,119	5,782	85.28	16,462	3,837	93.23
Other RPG loans (3) (7)	91,007	1,387	6.10	105,217	1,190	4.52
Outstanding Warehouse lines of credit (4) (7)	578,676	5,074	3.51	727,091	6,824	3.75
Paycheck Protection Program loans (5) (7)	16,668	167	4.01	349,643	4,582	5.24
All other Core Bank loans (6) (7)	3,613,282	35,425	3.92	3,331,114	32,913	3.95

Total interest-earning assets	5,844,815	52,320	3.58	6,047,984	51,815	3.43

Allowance for credit losses	(72,037)			(74,258)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	172,382			144,327
Premises and equipment, net	34,322			39,119
Bank owned life insurance	100,152			97,257
Other assets (1)	164,090			186,133
Total assets	$6,243,724			$6,440,562

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,698,754	$168	0.04%	$1,599,721	$93	0.02%
Money market accounts	788,534	168	0.09	773,838	93	0.05
Time deposits	233,644	575	0.98	303,468	930	1.23
Reciprocal money market and time deposits	59,009	34	0.23	319,509	206	0.26
Brokered deposits	—	—	—	23,632	2	0.03

Total interest-bearing deposits	2,779,941	945	0.14	3,020,168	1,324	0.18

SSUARs and other short-term borrowings	294,388	49	0.07	169,888	8	0.02
Federal Home Loan Bank advances	20,000	94	1.88	25,000	10	0.16
Subordinated note	—	—	—	41,240	169	1.64

Total interest-bearing liabilities	3,094,329	1,088	0.14	3,256,296	1,511	0.19

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,197,300			2,226,070
Other liabilities	100,937			108,891
Stockholders’ equity	851,158			849,305
Total liabilities and stockholders’ equity	$6,243,724			$6,440,562

Net interest income		$51,232			$50,304

Net interest spread			3.44%			3.24%

Net interest margin			3.51%			3.33%
(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $2,000 and $4,000 for the three months ended June 30, 2022 and 2021.
(4)	Interest income includes loan fees of $500,000 and $789,000 for the three months ended June 30, 2022 and 2021.
(5)	Interest income includes loan fees of $124,000 and $3.7 million for the three months ended June 30, 2022 and 2021.
(6)	Interest income includes loan fees of $1.5 million and $963,000 for the three months ended June 30, 2022 and 2021.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,376	$(39)	$1,415
Investment securities, including FHLB stock	853	482	371
TRS Easy Advance loans*	(213)	59	(272)
RCS LOC products	1,945	2,297	(352)
Other RPG loans	197	(176)	373
Outstanding Warehouse lines of credit	(1,750)	(1,324)	(426)
Paycheck Protection Program loans	(4,415)	(3,540)	(875)
All other Core Bank loans	2,512	2,768	(256)
Net change in interest income	505	527	(22)

Interest expense:

Transaction accounts	75	6	69
Money market accounts	75	2	73
Time deposits	(355)	(191)	(164)
Reciprocal money market and time deposits	(172)	(152)	(20)
Brokered deposits	(2)	(2)	—
SSUARs and other short-term borrowings	41	9	32
Federal Home Loan Bank advances	84	(3)	87
Subordinated note	(169)	(169)	—
Net change in interest expense	(423)	(500)	77

Net change in net interest income	$928	$1,027	$(99)

* Since interest income for Easy Advances is composed entirely of loan fees and EAs are only offered during the first two months of each year, volume and rate measurements for this product are based on total EAs originated instead of average EA balances during the period. EA originations totaled $311 million and $250 million for the three months ended June 30, 2022 and 2021. The unannualized EA yield as a function of total EA originations was 0.03% and 0.12% for the three months ended June 30, 2022 and 2021.

Provision

Total Company Provision was a net charge of $3.7 million for the second quarter of 2022 compared to a net credit of $4.3 million for the same period in 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2022 was a net charge of $146,000 compared to a net credit of $77,000 for the second quarter of 2021. An analysis of the Provision for the second quarter of 2022 compared to the same period in 2021 follows:

●	For the second quarter of 2022, the Traditional Bank Provision primarily reflected the following:

o	Approximately $1.5 million of additional Provision driven by formula reserves primarily tied to general loan growth. Non-PPP Traditional Bank loans grew $106 million from March 31, 2022 to June 30, 2022.

o	Offsetting the above was the release of approximately $1.4 million in reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

●	For the second quarter of 2021, the Traditional Bank Provision was a net credit, generally based on an improving economic outlook in conjunction with limited charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the second quarter of 2021 primarily included ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through June 30, 2021.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.35% as of June 30, 2022 compared to 1.41% as of December 31, 2021 and 1.37% as of June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2022.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $234,000 for the second quarter of 2022 compared to a net credit of $65,000 for the same period in 2021. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $93 million during the second quarter of 2022 compared to a decrease of $26 million during the second quarter of 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2022, December 31, 2021, and June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2022.

Tax Refund Solutions segment

The TRS Provision swung from a net credit of $5.8 million during the second quarter of 2021 to a net charge of $360,000 during the second quarter of 2022. While the overall net total Provision for TRS is a positive benefit on a year-to-date basis, the later timing of payments received during 2021 versus 2022 resulted in a large credit to the Provision during the second quarter of 2021 versus a minimal additional expense to the Provision during the second quarter of 2022. EAs are originated only during the first two months of each year, with losses on those originations initially estimated during the same origination period. All unpaid EAs are charged off by June 30th of each year, with first quarter loss estimates trued-up to actual charge-offs incurred through a second quarter Provision charge or credit. EAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless such recovery is subject to guarantor reimbursement under a loan-loss guaranty.

During the second quarter of 2022, TRS trued-up its first quarter EA loss estimate with a charge to the Provision of $564,000, increasing its weighted average net EA loss rate from an estimated 2.67% as of March 31, 2022 to 2.85% as of June 30, 2022. During the second quarter of 2021, TRS trued-up its first quarter EA loss estimate with a credit to the Provision of $5.8 million, decreasing its weighted average net EA loss rate from 6.41% as of March 31, 2021 to 4.09% as of June 30, 2021. The significant true-up credit to the Provision during the second quarter of 2021 resulted primarily from a higher volume of loan payments received by the Company during the second quarter, exceeding the conservative estimates originally made by the Company during the first quarter of 2021 when the tax season experienced a two-week delay to its start.

For the 2022 and 2021 tax seasons, the following table presents information regarding EA originations, actual charge-offs, first quarter Provision estimates, and second quarter Provision true-ups:

(dollars in thousands)		2022 Tax Season	2021 Tax Season	2022/2021 Change

EAs originated during the first two months of the year	(a)	$311,207	$250,045	$61,162

Actual EA losses incurred compared to loss estimates ($):
Actual losses recognized for the first six months ended June 30,	(b)	$8,879	$10,226	$(1,347)
First quarter Provision estimate made during three months ended March 31,	(c)	8,315	16,019	(7,704)
Second quarter Provision true-up for three months ended June 30,	(d)	$564	$(5,793)	$6,357

EA actual losses incurred compared to loss estimates (%):
Actual losses recognized for the first six months ended June 30,	(b)/(a)	2.85%	4.09%	(1.24)%
First quarter Provision estimate made during three months ended March 31,	(c)/(a)	2.67	6.41	(3.74)
Second quarter Provision true-up for three months ended June 30,	(d)/(a)	0.18%	(2.32)%	2.50%

In-line with its customary June 30th charge-off policy for EA loans, with approximately $2.6 million of the EA loans having been recovered during the second quarter of 2022 under a loan-loss guaranty, the Company completely charged-off all remaining unpaid EAs as of June 30, 2022.  EA payments received after June 30th will be credited as a direct recovery to the Provision in the period it is received unless such payment is subject to guarantor reimbursement under the previously mentioned loan-loss guaranty.

For factors affecting the comparison of the TRS results of operations for the second quarter of 2022 and the second quarter of 2021, see section titled “OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $3.4 million during the second quarter of 2022 compared to a net charge to the Provision of $1.6 million for the same period in 2021. The increase in the Provision was driven primarily by a $1.6 million increase in net charge-offs on RCS’s line-of-credit products. Net charge-offs for RCS’s LOC I product increased to $1.5 million for the second quarter of 2022 from $520,000 during the second quarter of 2021, with government stimulus programs generally driving down usage of this product during the second quarter of 2021. Net charge-offs for RCS’s LOC II product were $621,000 for the second quarter of 2022 compared to no net charge-offs during the second quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 14.41% as of June 30, 2022, 13.91% as of December 31, 2021, and 7.68% as of June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2022.

The following table presents net charges to the RCS Provision by product:

Table 4 — RCS Provision by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$3,428	$1,581	$1,847	117%
Hospital receivables	5	11	(6)	(55)
Total	$3,433	$1,592	$1,841	116%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2022	2021

ACLL at beginning of period	$71,656	$75,336

Charge-offs:

Traditional Banking:
Commercial real estate	—	—
Consumer	(245)	(161)
Total Traditional Banking	(245)	(161)
Warehouse lines of credit	—	—
Total Core Banking	(245)	(161)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(11,505)	(10,256)
Other TRS loans	(153)	(30)
Republic Credit Solutions	(2,411)	(597)
Total Republic Processing Group	(14,069)	(10,883)
Total charge-offs	(14,314)	(11,044)

Recoveries:

Traditional Banking:
Residential real estate	26	19
Commercial real estate	1	12
Commercial & industrial	8	4
Home equity	109	34
Consumer	106	97
Total Traditional Banking	250	166
Warehouse lines of credit	—	—
Total Core Banking	250	166

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,626	30
Other TRS loans	302	—
Republic Credit Solutions	264	79
Total Republic Processing Group	3,192	109

Total recoveries	3,442	275

Net loan recoveries (charge-offs)	(10,872)	(10,769)

Provision - Core Banking	(128)	(95)
Provision - RPG	3,793	(4,181)
Total Provision	3,665	(4,276)
ACLL at end of period	$64,449	$60,291

Credit Quality Ratios - Total Company:

ACLL to total loans	1.48%	1.32%
ACLL to nonperforming loans	398	270
Net loan charge-offs (recoveries) to average loans	1.00	0.95

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.16%
ACLL to nonperforming loans	317	238
Net loan charge-offs (recoveries) to average loans	—	—

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	June 30,
	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	—	—
Construction & land development	(0.01)	—
Commercial & industrial	—	—
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	(0.20)	(0.06)
Consumer:
Credit cards	0.22	0.59
Overdrafts	67.77	26.81
Automobile loans	(0.13)	(0.09)
Other consumer	0.55	0.75
Total Traditional Banking	—	—
Warehouse lines of credit	—	—
Total Core Banking	—	—

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	280.08	237.36
Other TRS loans	(303.76)	12.02
Republic Credit Solutions	2.36	0.47
Total Republic Processing Group	10.46	8.35
Total	1.00%	0.95%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. Easy Advances are originated during the first two months of each year, with all EAs charged-off by June 30th of each year. Due to their relatively short life, EA net charge-offs are typically analyzed by the Company as a percentage of total EA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans increased from 0.95% during the second quarter of 2021 to 1.00 % during the second quarter of 2022, with net charge-offs increasing $103,000 and average total Company loans decreasing $207 million, or 5%. The increase in net charge-offs was primarily driven by a $103,000 increase in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities than the Company’s Core Banking operations.

From the second quarter of 2021 to the second quarter of 2022, RPG experienced a $1.7 million decrease in net charge-offs within its TRS segment, as TRS amended one of its existing Tax Provider contracts to place a cap on loan losses from EAs originated through this Tax Provider. For factors affecting the comparison of the TRS results of operations for the second quarter of 2022 and the second quarter of 2021, see section titled “OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) - Tax Refund Solutions.”

From the second quarter of 2021 to the second quarter of 2022, RPG experienced a $1.6 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $1.5 million for the second quarter of 2022 from $520,000 for the second quarter of 2021, with government stimulus programs generally driving down usage of this product during the second quarter of 2021. Net charge-offs for RCS’s LOC II product were $621,000 for the second quarter of 2022 compared to no net charge-offs for the second quarter of 2021, with this product first piloted during the first quarter of 2021.

During the second quarters of 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income increased $8.9 million during the second quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $241,000, or 3%, for the second quarter of 2022 compared to the same period in 2021, driven primarily by the following:

●	The Traditional Bank’s Other Noninterest Income for the second quarter of 2021 included a $399,000 non-recurring gain recognized from the sale of a former banking center in Hudson, Florida.

●	Partially offsetting the above, Service Charges on Deposit Accounts increased $294,000, driven by a 1,443 count increase in the Traditional Bank’s transactional accounts from June 30, 2021 to June 30, 2022.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended June 30, 2022 and 2021 were $1.7 million and $1.3 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2022 and 2021 were $308,000 and $257,000.

Mortgage Banking segment

A significant rise in long-term interest rates during 2022 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $4.2 million during the second quarter of 2021 to $1.8 million for the second quarter of 2022. For the second quarter of 2022, the Bank sold $68 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 2.85%. During the second quarter of 2021, however, long-term interest rates were closer to historical lows, driving secondary market loan sales of $176 million with comparable cash-gain-as-a-percent-of-loans-sold consistent at 2.85%.

With the FOMC moving forward with its quantitative tightening program during 2022, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by rising interest rates causing additional declines in mortgage banking income throughout 2022.

Tax Refund Solutions segment

TRS’s noninterest income increased $11.1 million, or 163%, during the second quarter of 2022 compared to the same period in 2021. As previously disclosed, Green Dot paid RB&T $13.0 million during the second quarter of 2022 to settle RB&T’s lawsuit against Green Dot.

Regarding TRS’s RT product, net RT revenue decreased $2.0 million, or 33%, from $5.9 million for the second quarter of 2021 to $4.0 million for the same period in 2022. The decrease was primarily driven by an 8% overall decrease in RT volume from the 2021 to the 2022 tax season, with 4% of that decrease driven by the loss of one of TRS’s tax providers following the announcement of the now-cancelled May 2021 Asset Purchase Agreement. Also impacting the decrease in net RT fees from the second quarter of 2021 to the second quarter of 2022 was the previously mentioned two-week delay in the 2021 tax season, which pushed a greater percentage of RT volume into the second quarter of 2021.

For factors affecting the comparison of the TRS results of operations for the second quarter of 2022 and the second quarter of 2021, see section titled “OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $522,000, or 20%, during the second quarter of 2022 compared to the same period in 2021, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products, as sales volume was negatively impacted during the second quarter of 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. Proceeds from the sale of RCS loan products totaled $269 million during the second quarter of 2022, a 49% increase from the same period in 2021.

The following table presents RCS program fees by product:

Table 7 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$1,630	$1,147	$483	42%
Hospital receivables	38	63	(25)	(40)
Installment loans*	1,481	1,417	64	5
Total	$3,149	$2,627	$522	20%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $1.9 million, or 4%, during the second quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $1.4 million, or 4%, for the second quarter of 2022 compared to the same period in 2021. The following primarily drove the change in noninterest expense:

●	Other expenses increased $801,000, with the following other expenses reflecting the largest increases:

o	Meals, Entertainment, and Travel expenses, in total, increased $301,000, with in-person business travel and community outreach increasing during the quarter toward pre-pandemic levels.

o	Fraud and other losses, primarily losses on debit and credit card disputes, increased $230,000, as the Bank’s clients experienced a general increase in these categories during 2022.

o	Provision for losses on off-balance sheet commitments increased $141,000, driven primarily by an increase in the Bank’s committed but unused lines of credit during the previous 12 months.

●	Salaries and benefits expense increased approximately $798,000, or 4%, primarily driven by an increase in health benefits costs and annual merit increases partially offset by a 49-count decrease in FTEs from period to period.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $933,000, or 93%, during the second quarter of 2022 compared to the same period in 2021, primarily due to increased marketing of RCS’s LOC II product. The LOC II product was first piloted during the first quarter of 2021.

OVERVIEW (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021)

Total Company net income for the first six months of 2022 was $51.8 million, a $1.9 million, or 4%, increase from the same period in 2021. Diluted EPS increased to $2.59 for the first six months of 2022 compared to $2.41 for the same period in 2021. The increase in net income primarily reflected the following:

●	The benefit of a $13.0 million pre-tax legal settlement;

●	The benefit of a $5.0 million pre-tax contract termination fee;

●	A $10.2 million decrease in PPP income within interest income; and

●	A $7.0 million decrease in Mortgage Banking income.

Compared to the first six months of 2022, the first six months of 2021 was significantly and positively impacted by strong fee income from the PPP and higher demand for mortgage refinancing, driving strong mortgage banking income.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $5.1 million, or 31%, for the first six months of 2022 compared to the same period in 2021.

●	Net interest income decreased $4.1 million, or 5%, for the first six months of 2022 compared to the same period in 2021.

●	Provision was a net charge of $466,000 for the first six months of 2022 compared to a net credit of $82,000 for the same period in 2021.

●	Noninterest income increased $209,000, or 1%, for the first six months of 2022 compared to the same period in 2021.

●	Noninterest expense increased $2.3 million, or 3%, for the first six months of 2022 compared to the same period in 2021.

●	Total Traditional Bank loans increased $172 million, or 5%, during the first six months of 2022, driven primarily by strong CRE loan growth.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.44% as of June 30, 2022 compared to 0.59% as of December 31, 2021.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.15% as of June 30, 2022 compared to 0.21% as of December 31, 2021.

●	Total Traditional Bank deposits remained at $4.3 billion from December 31, 2021 to June 30, 2022.

Warehouse Lending segment

●	Net income decreased $3.2 million, or 37%, for the first six months of 2022 compared to the same period in 2021.

●	Net interest income decreased $4.7 million, or 36%, for the first six months of 2022 compared to the same period in 2021.

●	The Warehouse Provision was a net credit of $635,000 for the first six months of 2022 compared to a net credit of $307,000 for the same period in 2021.

●	Average committed Warehouse lines remained at $1.4 billion in the first six months of 2022 compared to the first six months of 2021.

●	Average line usage was 42% during the first six months of 2022 compared to 52% during the same period in 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $7.0 million, or 61%, during the first six months of 2022 compared to the same period in 2021.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $187 million during the first six months of 2022 compared to $380 million during the same period in 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold decreasing to 2.23% from 3.26% from period to period.

Tax Refund Solutions segment

●	Net income increased $14.9 million, or 119%, for the first six months of 2022 compared to the same period in 2021.

●	Net interest income increased $1.7 million, or 11%, for the first six months of 2022 compared to the same period in 2021.

●	Total EA originations were $311 million during the first six months of 2022 compared to $250 million for the first six months of 2021.

●	Overall, TRS recorded a net charge to the Provision of $8.3 million during the first six months of 2022 compared to a net charge to the Provision of $10.1 million for the same period in 2021.

●	Noninterest income increased $15.3 million for the first six months of 2022 compared to the same period in 2021. Noninterest income for the first six months of 2022 included a $5.0 million non-recurring contract termination fee and the receipt of a $13.0 million non-recurring legal settlement payment.

●	Net RT revenue decreased $2.6 million for the first six months of 2022 compared to the same period in 2021.

●	Noninterest expense was $8.7 million for the first six months of 2022 compared to $9.0 million for the same period in 2021.

TRS had multiple factors during 2021 and 2022 that impacted and will continue to impact its 2022 performance and the comparability of that performance to the same periods in 2021. By year, these factors discussed below include, but may not be limited to, the following:

2021

1)	The start of the IRS processing season was delayed approximately two weeks later than a typical tax season; and

2)	The Company believes stimulus programs from the Federal Government and pandemic-related restrictions during early 2021 negatively impacted demand for TRS’s RT and EA products.

2022

1)	TRS amended one of its existing third-party contracts to provide for a small revenue share from Republic to the third party, along with a cap on loan losses from the third party to Republic for all EA products originated through this provider;

2)	TRS experienced a loss of RT and EA product volume to Green Dot directly following the execution of the TRS Purchase Agreement;

3)	Although to a lesser degree than in the 2021 tax season, management believes stimulus programs from the Federal Government during the latter half of 2021 negatively impacted the 2022 tax season;

4)	The Bank received a $5.0 million non-recurring termination fee in January 2022 following the cancellation of the Sales Transaction; and

5)	The Bank received a $13.0 million non-recurring legal settlement in June 2022 upon settling its lawsuit against Green Dot.

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

Conversely, the timing of the IRS tax season during the first six months of 2022 was more in-line with non-COVID seasons than the first six months of 2021. As a result, the Company believes that it likely received a greater percentage of its funded RT volume in the first six months of 2022 as compared to 2021, and that it likely received a greater percentage of its EA loan repayments in the first six months of 2022 than it did during 2021. This estimated timing, if correct, generally provided more favorable results for TRS during the first six months of 2022 as compared to the first six months of 2021, but will likely provide for less favorable quarterly comparisons throughout the remainder of 2022 as compared to 2021.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the first six months of 2022 tax season was also favorably impacted by a contractual change with one of the Company’s large Tax Providers. As a result of the amended contract, TRS provides this tax provider a revenue share, while this tax provider covers certain overhead costs of the program and furnishes to RB&T a loan loss guaranty for EAs originated through this provider. Through this specific provider, TRS originated $172 million of EAs during the first six months of 2022 as compared to $135 million originated during the first six months of 2021. The net cost of the revenue share to the provider from RB&T was approximately $275,000 for the $172 million of EA volume. Under the amended contract, during the first six months of 2022 the net benefit to TRS of the covered overhead costs and to the Provision from the loan loss guaranty was approximately $2.8 million.

Negatively impacting the first six months of the 2022 tax season as compared to the first six months of 2021 was a loss of RT and EA volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the TRS Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the loss of volume to Green Dot will have a negative impact to the overall results of TRS for 2022 and well into the future if TRS is unable to win this business back through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs, TRS experienced a significant net positive improvement to its first six months of 2022 tax results as compared to the first six months of 2021. Because many of these factors may only be timing in nature, management believes TRS’s results of operations, and more specifically RT revenue and net recoveries for previously charged-off EAs for the remainder of 2022, will likely be negative as compared to the same periods in 2021.

Republic Credit Solutions segment

●	Net income increased $332,000, or 4%, for the first six months of 2022 compared to the same period in 2021.

●	Net interest income increased $2.9 million, or 29%, for the first six months of 2022 compared to the same period in 2021.

●	Overall, RCS recorded a net charge to the Provision of $4.8 million during the first six months of 2022 compared to a net charge of $1.2 million for the same period in 2021.

●	Noninterest income increased $2.3 million, or 59%, from the first six months of 2022 to the first six months of 2022.

●	Noninterest expense was $3.5 million for the first six months of 2022 and $2.1 million for the same period in 2021.

●	Total nonperforming loans to total loans for the RCS segment was 0.05% as of June 30, 2022 and December 31, 2021.

●	Delinquent loans to total loans for the RCS segment was 6.64% as of June 30, 2022 compared to 6.48% as of December 31, 2021.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points during 2020. With the rise of inflation during the latter half of 2021 and a steep inflationary rise during the first half of 2022, representing inflationary levels not seen in approximately 40 years, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The increases to the FFTR included a 25-basis-point increase in March 2022, another 50-basis-point increase in May 2022, and another 75-basis-point increase in June 2022 (the highest one-time increase in 28 years). The FOMC also increased the FFTR by another 75 basis points in July 2022. Along with these increases, the FOMC continued to signal that additional 2022 FFTR increases were likely.

The FOMC’s actions and signals continued to place upward pressure on long-term market interest rates for bonds and loans during the second quarter of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during the remainder of 2022. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $113.8 million during the first six months of 2022 and represented a decrease of $4.3 million, or 4%, from the first six months of 2021. Total Company net interest margin decreased to 3.90% during the first six months of 2022 compared to 3.98% for the same period in 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $4.1 million, or 5%, for the first six months of 2022 compared to the same period in 2021. Traditional Banking’s net interest margin was 2.98% for the first six months of 2022, a decrease of 23 basis points from the same period in 2021.

The decrease in the Traditional Bank’s net interest income and net interest margin during the first six months of 2022 was primarily attributable to the following factors:

●	The Traditional Bank recognized $1.1 million of fees and interest on its PPP portfolio during the first six months of 2022 compared to $11.3 million of similar income during the same period in 2021. The $10.2 million decrease in PPP fees and interest primarily highlighted the short-term nature of this program, which was closer to its peak during the first six months of 2021.

●	Offsetting the decrease above, Traditional Bank net interest income, excluding PPP fees and interest, increased $6.1 million, or 9%, from the first six months of 2021, as average non-PPP loans at the Traditional Bank grew from $3.3 billion for the first six months of 2021 to $3.5 billion for the first six months of 2022. Offsetting the benefit of growth in non-PPP Traditional Bank loans was a 2-basis point decrease in the Traditional Bank’s net interest margin excluding PPP loans and related fees and interest. The Traditional Bank’s net interest margin, excluding the PPP-related elements, declined from 2.97% for the first six months of 2021 to 2.95% for the first six months of 2022.

Table 8 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

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

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Six Months Ended Jun. 30,				Six Months Ended Jun. 30,				Six Months Ended Jun. 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$75,306	$79,380	$(4,074)	(5)%	$5,053,387	$4,946,416	$106,971	2%	2.98%	3.21%	(0.23)%
Less: Impact of PPP fees and interest	1,123	11,280	(10,157)	(90)	23,596	357,163	(333,567)	(93)	0.03	0.24	(0.21)
Traditional Banking ex PPP fees and interest - non-GAAP	$74,183	$68,100	$6,083	9	$5,029,791	$4,589,253	$440,538	10	2.95	2.97	(0.02)

As previously disclosed, both short-term and long-term market interest rates are expected to continue to increase during 2022 as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

Increases in market interest rates, however, could have a negative impact on net interest income and net interest margin if the Traditional Bank is unable to maintain its deposit balances and the cost of those deposits at the levels assumed in its interest-rate-risk model. In addition, a flattening or inversion of the yield curve, causing the spread between long-term interest rates and short-term interest rates to decrease, could negatively impact the Traditional Bank’s net interest income and net interest margin. Variables which may impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $4.7 million, or 36%, from the first six months of 2021 to the first six months of 2022, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $758 million during the first six months of 2021 to $582 million for the first six months of 2022, as home-mortgage refinancing dipped from historically high volume in early 2021. The Warehouse net interest margin compressed 56 basis points from 3.45% during the first six months of 2021 to 2.89% during the first six months of 2022, as competitive forces began driving down the contractual interest rates on the Company’s Warehouse lines during the third quarter of 2021.

In general, the decline in net interest income within Warehouse Lending was driven largely by a sharp rise in long-term interest rates during the first half of 2022, which led to a decrease in mortgage refinancing demand, a sharp drop in Warehouse line usage, and an overall decrease in outstanding Warehouse balances. In addition, Warehouse’s net interest margin was negatively impacted during the first six months of 2022, as many adjustable rate Warehouse lines remained below their interest rate floors. These interest rate floors, which benefitted Warehouse’s net interest margin significantly during 2020 and 2021 when market rates declined to historical lows, negatively impacted its net interest margin during the first half of 2022, as its cost of funding rose while its loan yield remained relatively stable. The negative impact of these floors is expected to diminish in the near term as interest rates on many Warehouse lines are expected to begin exceeding their floors during the third quarter of 2022, assuming projected FFTR increases, currently projected by the financial markets, come to fruition.

Committed Warehouse lines-of-credit remained at $1.4 billion from June 30, 2021 to June 30, 2022, while average usage rates for Warehouse lines were 42% and 52%, respectively, during the first six months of 2022 and 2021.

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

Tax Refund Solutions segment

TRS’s net interest income increased $1.7 million for the first six months of 2022 compared to the same period in 2021, driven by an increase in EA fees, an increase in outstanding commercial loan balances, and an increase in interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates. TRS’s EA product earned $13.5 million in interest income during the first six months of 2022, a $442,000 increase from the first six months of 2021 resulting primarily from a $61 million increase in EA originations from period to period. For factors affecting the comparison of the TRS results of operations for the first six months of 2022 and the first six months of 2021, see section titled “OVERVIEW (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $2.9 million, or 29%, from the first six months of 2021 to the first six months of 2022. The increase was driven primarily by an increase in fee income from RCS’s LOC products partially offset by a decrease in interest income from RCS’s hospital receivables.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $11.5 million during the first six months of 2022 compared to $7.7 million during the same period in 2021.

Interest income on RCS’s LOC I product increased $2.0 million, driven by a $5 million increase in average outstanding balances for this product from the first six months of 2021 to the first six months of 2022. Interest income on RCS’s LOC II product increased $1.8 million, as the Company first piloted this product during the first six months of 2021 with limited outstanding balances during the pilot phase.

Interest income from RCS’s hospital receivables decreased $774,000 from the first six months 2021 to the same period in 2022 resulting from a $36 million decrease in average receivables from period to period.

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

Table 9 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$837,757	$2,067	0.49%	$725,764	$416	0.11%
Investment securities, including FHLB stock (1)	649,040	4,877	1.50	563,243	3,930	1.40
TRS Easy Advance loans (2)	48,420	13,525	55.87	53,276	13,083	49.11
RCS LOC products (2)	26,701	11,484	86.02	16,536	7,686	92.96
Other RPG loans (3) (7)	105,879	3,372	6.37	122,225	3,984	6.52
Outstanding Warehouse lines of credit (4) (7)	581,581	9,953	3.42	758,493	14,194	3.74
Paycheck Protection Program loans (5) (7)	23,596	1,123	9.52	357,163	11,280	6.32
All other Core Bank loans (6) (7)	3,561,122	69,474	3.90	3,337,969	66,885	4.01

Total interest-earning assets	5,834,096	115,875	3.97	5,934,669	121,458	4.09

Allowance for credit loss	(70,670)			(70,390)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	262,772			196,793
Premises and equipment, net	34,888			39,152
Bank owned life insurance	99,844			82,837
Other assets (1)	172,389			188,785
Total assets	$6,333,319			$6,371,846

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,695,456	$266	0.03%	$1,542,685	$175	0.02%
Money market accounts	793,709	261	0.07	753,198	196	0.05
Time deposits	247,596	1,215	0.98	309,155	2,035	1.32
Reciprocal money market and time deposits	66,826	82	0.25	316,493	461	0.29
Brokered deposits	—	—	—	43,369	22	0.10

Total interest-bearing deposits	2,803,587	1,824	0.13	2,964,900	2,889	0.19

SSUARs and other short-term borrowings	297,263	77	0.05	181,216	17	0.02
Federal Home Loan Bank advances	21,657	130	1.20	34,033	41	0.24
Subordinated note	—	—	—	41,240	341	1.65

Total interest-bearing liabilities	3,122,507	2,031	0.13	3,221,389	3,288	0.20

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,255,104			2,186,274
Other liabilities	106,603			121,357
Stockholders’ equity	849,105			842,826
Total liabilities and stock-holders’ equity	$6,333,319			$6,371,846

Net interest income		$113,844			$118,170

Net interest spread			3.84%			3.89%

Net interest margin			3.90%			3.98%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $664,000 and $1.7 million for the six months ended June 30, 2022 and 2021.
(4)	Interest income includes loan fees of $1.1 million and $1.7 million for the six months ended June 30, 2022 and 2021.
(5)	Interest income includes loan fees of $1.0 million and $9.4 million for the six months ended June 30, 2022 and 2021.
(6)	Interest income includes loan fees of $3.0 million and $1.9 million for the six months ended June 30, 2022 and 2021.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 10 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 10 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,651	$73	$1,578
Investment securities, including FHLB stock	947	629	318
TRS Easy Advance loans*	442	2,880	(2,438)
RCS LOC products	3,798	4,410	(612)
Other RPG loans	(612)	(523)	(89)
Outstanding Warehouse lines of credit	(4,241)	(3,103)	(1,138)
Paycheck Protection Program loans	(10,157)	(13,997)	3,840
All other Core Bank loans	2,589	4,387	(1,798)
Net change in interest income	(5,583)	(5,244)	(339)

Interest expense:

Transaction accounts	91	19	72
Money market accounts	65	11	54
Time deposits	(820)	(360)	(460)
Reciprocal money market and time deposits	(379)	(315)	(64)
Brokered deposits	(22)	(22)	—
SSUARs and other short-term borrowings	60	19	41
Federal Home Loan Bank advances	89	(20)	109
Subordinated note	(341)	(341)	—
Net change in interest expense	(1,257)	(1,009)	(248)

Net change in net interest income	$(4,326)	$(4,235)	$(91)

* Since interest income for Easy Advances is composed entirely of loan fees and EAs are only offered during the first two months of each year, volume and rate measurements for this product are based on total EAs originated instead of average EA balances during the period. EA originations totaled $311 million and $250 million for the six months ended June 30, 2022 and 2021. The unannualized EA yield as a function of total EA originations was 4.35% and 5.23% for the six months ended June 30, 2022 and 2021.

Provision

Total Company Provision was a net charge of $12.9 million for the first six months of 2022 compared to a net charge of $10.9 million for the same period in 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2022 was a net charge of $466,000 compared to a net credit of $82,000 for the first six months of 2021. An analysis of the Provision for the first six months of 2022 compared to the same period in 2021 follows:

●	For the first six months of 2022, the Traditional Bank Provision primarily reflected the following:

o	Approximately $2.5 million of additional Provision driven by formula reserves tied to general loan growth. Non-PPP Traditional Bank loans grew $213 million from December 31, 2021 to June 30, 2022.

o	Offsetting the above was the release of approximately $2.0 million of reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

●	For the first six months of 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the first six months of 2021 primarily included ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through June 30, 2021.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.35% as of June 30, 2022 compared to 1.41% as of December 31, 2021 and 1.37% as of June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2022.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $635,000 for the first six months of 2022 compared to a net credit of $307,000 for the same period in 2021. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $254 million during the first six months of 2022 compared to a decrease of $123 million during the first six months of 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2022, December 31, 2021, and June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2022.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $8.3 million during the first six months of 2022 compared to a net charge of $10.1 million for the same period in 2021. Substantially all TRS Provision in both periods was related to its EA product.

TRS recorded a charge to the Provision for EA loans of $8.9 million, or 2.85% of its $311 million in EAs originated during the first six months of 2022 compared to a charge to the Provision of $10.2 million, or 4.09% of its $250 million of EAs originated during the first six months of 2021. The decrease in Provision for the first six months of 2022 was primarily due to the following two factors:

1)	TRS received a contractual guaranty during 2022 that limits its EA losses for EAs originated through one of its largest Tax Providers. Through this particular provider, TRS originated $172 million of EAs during the first six months of 2022. The net benefit to the Provision for TRS during the first six months of 2022 was approximately $2.6 million.

2)	In addition to its contractual guaranty discussed in the previous bullet (1), TRS experienced delayed EA paydowns during the first six months of 2021 with the start of the IRS tax season delayed into mid-February 2021, combined with federal government stimulus programs during the first six months of 2021, which generally utilized resources of the IRS and U.S. Treasury to administer the programs.

In-line with its customary June 30th charge-off policy for EA loans, with approximately $2.6 million of the EA loans having been recovered during the second quarter of 2022 under a loan-loss guaranty, the Company completely charged-off all remaining unpaid EAs as of June 30, 2022.  EA payments received after June 30th will be credited as a direct recovery to the Provision in the period it is received unless such payment is subject to guarantor reimbursement under the previously mentioned loan-loss guaranty.

For factors affecting the comparison of the TRS results of operations for the first six months of 2022 and the first six months of 2021, see section titled “OVERVIEW (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 11 below, RCS recorded a net charge to the Provision of $4.8 million during the first six months of 2022 compared to a net charge to the Provision of $1.2 million for the same period in 2021. The increase in the Provision was driven primarily by a $3.4 million increase in net charge-offs on RCS’s line-of-credit products. Net charge-offs for RCS’s LOC I product increased to $3.2 million for the first six months of 2022 from $1.2 million during the first six months of 2021, with government stimulus programs generally driving down usage of this product during the first six months of 2021. Net charge-offs for RCS’s LOC II product were $1.3 million for the first six months of 2022 compared to no net charge-offs during the first six months of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 14.41% as of June 30, 2022, 13.91% as of December 31, 2021, and 7.68% as of June 30, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2022.

The following table presents net charges to the RCS Provision by product:

Table 11 — RCS Provision by Product

	Six Months Ended Jun. 30,
(in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$4,831	$1,207	$3,624	300%
Hospital receivables	(3)	10	(13)	(130)
Total	$4,828	$1,217	$3,611	297%

Table 12 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2022	2021

ACLL at beginning of period	$64,577	$61,067

Charge-offs:

Traditional Banking:
Commercial real estate	—	(428)
Consumer	(508)	(370)
Total Traditional Banking	(508)	(798)
Warehouse lines of credit	—	—
Total Core Banking	(508)	(798)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(11,505)	(10,256)
Other TRS loans	(153)	(51)
Republic Credit Solutions	(5,084)	(1,362)
Total Republic Processing Group	(16,742)	(11,669)
Total charge-offs	(17,250)	(12,467)

Recoveries:

Traditional Banking:
Residential real estate	69	46
Commercial real estate	2	80
Commercial & industrial	17	11
Home equity	112	41
Consumer	195	243
Total Traditional Banking	395	421
Warehouse lines of credit	—	—
Total Core Banking	395	421

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	2,626	30
Other TRS loans	664	8
Republic Credit Solutions	539	171
Total Republic Processing Group	3,829	209
Total recoveries	4,224	630

Net loan charge-offs	(13,026)	(11,837)

Provision - Core Banking	(202)	(267)
Provision - RPG	13,100	11,328
Total Provision	12,898	11,061
ACLL at end of period	$64,449	$60,291

Credit Quality Ratios - Total Company:

ACLL to total loans	1.48%	1.32%
ACLL to nonperforming loans	398	270
Net loan charge-offs to average loans	0.60	0.51

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.16%
ACLL to nonperforming loans	317	238
Net loan charge-offs to average loans	0.01	0.02

Table 13 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Six Months Ended
	June 30,
	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	(0.02)%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	—	0.05
Construction & land development	—	—
Commercial & industrial	(0.01)	(0.01)
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	(0.11)	(0.04)
Consumer:
Credit cards	0.39	0.84
Overdrafts	79.18	24.51
Automobile loans	(0.06)	(0.18)
Other consumer	0.12	—
Total Traditional Banking	0.01	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.02

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	71.16	74.92
Other TRS loans	(10.54)	0.63
Republic Credit Solutions	9.09	2.18
Total Republic Processing Group	19.16	15.40
Total	0.60%	0.51%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. Easy Advances are originated during the first two months of each year, with all EAs charged-off by June 30th of each year. Due to their relatively short life, EA net charge-offs are typically analyzed by the Company as a percentage of total EA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans increased from 0.51% during the first six months of 2021 to 0.60 % during the first six months of 2022, with net charge-offs increasing $1.2 million and average total Company loans decreasing $298 million, or 6%. The increase in net charge-offs was primarily driven by a $1.5 million increase in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities than the Company’s Core Banking operations.

From the first six months of 2021 to the first six months of 2022, RPG experienced a $3.4 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $3.2 million for the first six months of 2022 from $1.2 million for the first six months of 2021, with government stimulus programs generally driving down usage of this product during the first six months of 2021. Net charge-offs for RCS’s LOC II product were $1.3 million for the first six months of 2022 compared to no net charge-offs for the first six months of 2021, with this product first piloted during the first quarter of 2021.

From the first six months of 2021 to the first six months of 2022, RPG experienced a $1.9 million decrease in net charge-offs within its TRS segment, as TRS amended one of its existing Tax Provider contracts to place a cap on loan losses from EAs originated through this Tax Provider. For factors affecting the comparison of the TRS results of operations for the first six months of 2022 and the first six months of 2021, see section titled “OVERVIEW (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) - Tax Refund Solutions.”

During the first six months of 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income increased $10.9 million during the first six months of 2022 compared to the same period in 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $209,000, or 1%, for the first six months of 2022 compared to the same period in 2021, driven primarily by a $648,000 increase in Service Charges on Deposit Accounts offset by a $399,000 nonrecurring gain on sale of a former banking center recorded during the first six months of 2021.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2022 and 2021 were $3.2 million and $2.5 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2022 and 2021 were $597,000 and $506,000.

Mortgage Banking segment

A significant rise in long-term interest rates during the first six months of 2022 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $11.4 million during the first six months of 2021 to $4.4 million for the first six months of 2022. For the first six months of 2022, the Bank sold $187 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 2.23%. During the first six months of 2021, however, long-term interest rates were closer to historical lows, driving secondary market loan sales of $380 million with comparable cash-gain-as-a-percent-of-loans-sold of 3.26%.

With the FOMC moving forward with its quantitative tightening program during 2022, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by rising interest rates causing additional declines in mortgage banking income throughout 2022.

Tax Refund Solutions segment

TRS’s noninterest income increased $15.3 million, or 75%, during the first six months of 2022 compared to the same period in 2021. Green Dot paid RB&T a total of $18 million in nonrecurring payments during the first six months of 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding TRS’s RT product, net RT revenue decreased 14% from $18.6 million during the first six months of 2021 to $16.0 million during the same period in 2022. The decrease was primarily driven by an 8% overall decrease in RT volume from the 2021 to the 2022 tax season, with 4% of that decrease driven by the loss of one of TRS’s tax providers following the announcement of the now-cancelled May 2021 Asset Purchase Agreement.

For factors affecting the comparison of the TRS results of operations for the first six months of 2022 and the first six months of 2021, see section titled “OVERVIEW (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $2.3 million, or 59%, during the first six months of 2022 compared to the same period in 2021, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products as sales volume was negatively impacted during the first six months of 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. Proceeds from the sale of RCS loan products totaled $526 million during the first six months of 2022, an 82% increase from the same period in 2021.

The following table presents RCS program fees by product:

Table 14 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$2,818	$1,899	$919	48%
Hospital receivables	99	111	(12)	(11)
Installment loans*	3,359	1,930	1,429	74
Total	$6,276	$3,940	$2,336	59%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $2.6 million, or 3%, during the first six months of 2022 compared to the same period in 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $2.3 million for the first six months of 2022 compared to the same period in 2021. The following primarily drove the change in noninterest expense:

●	Other expenses increased $1.5 million, with the following other expenses reflecting the largest increases:

o	Meals, Entertainment, and Travel expenses, in total, increased $520,000, with in-person business travel and community outreach increasing during the quarter toward pre-pandemic levels.

o	Fraud losses, primarily check fraud, increased $473,000, as the Bank’s clients experienced a general increase in fraudulent check activity during 2022.

o	Charitable contributions increased $217,000, with these outlays also progressing towards pre-pandemic levels following the reduction of various restrictions.

●	Salaries and benefits expense increased approximately $618,000, or 1%, primarily driven by annual merit increases partially offset by a 49-count decrease in FTE’s and a decrease in health benefits costs.

Tax Refund Solutions segment

Noninterest expense at the TRS segment decreased $321,000, or 4%, during the first six months of 2022 compared to the same period in 2021, primarily due to consulting costs incurred during 2021 connected to the now-cancelled TRS Purchase Agreement.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.4 million, or 66%, during the first six months of 2022 compared to the same period in 2021, primarily due to increased marketing of RCS’s LOC II product. The LOC II product was first piloted during the first quarter of 2021.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $795 million in cash and cash equivalents as of June 30, 2022 compared to $757 million as of December 31, 2021. Although the Company deployed some of its excess cash through the purchase of long-term investment securities during the fourth quarter of 2021and the first quarter of 2022 as a result of movements in the yield curve, it has maintained an overall general strategy of keeping a large amount of cash on balance sheet for interest rate risk protection. This strategy benefitted the Traditional Bank’s net interest income during the second quarter of 2022 as the FOMC began raising the FFTR.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) and “RESULTS OF OPERATIONS (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021).

For cash held at the FRB, the Bank earns a yield on amounts exceeding required reserves. This cash earned a weighted-average yield of 0.49% during the first six months of 2022 with a spot balance yield of 1.65% on June 30, 2022. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 15 — Purchases of Investment Securities

	Six Months Ended June 30, 2022
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2022
U.S. Treasury	$85,614	1.51%	2.5	yrs
U.S. Government Agencies	10,028	1.39	10.0
Mortgage-backed securities - residential	20,134	1.25	10.0
Total	$115,776	1.45	4.4	yrs

Purchases by Class for the Three Months Ended June 30, 2022
U.S. Treasury	$74,043	2.62%	2.1	yrs
Total	$74,043	2.62	2.1	yrs

Total Purchases for the Six Months Ended June 30, 2022	$189,819	1.91%	3.5	yrs

During the second quarter, management generally targeted purchases of investment securities with maturities of approximately two years. While the Company will likely continue to replace some of its maturing investments with new purchases, it will likely maintain a general policy of limited growth in the total securities portfolio in the near-term as long as its yield on interest-earning cash continues to rise in proportion to future FFTR increases.

The overall timing and amount of any purchases will depend on many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the interest rate environment at the time, as well as the anticipated interest rate environment in the near and long term.

Table 16 — Loan Portfolio Composition

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$832,137	$820,731	$11,406	1%
Nonowner occupied	313,534	306,323	7,211	2
Commercial real estate	1,569,119	1,456,009	113,110	8
Construction & land development	137,452	129,337	8,115	6
Commercial & industrial	394,175	340,363	53,812	16
Paycheck Protection Program	14,657	56,014	(41,357)	(74)
Lease financing receivables	11,345	8,637	2,708	31
Aircraft	159,958	142,894	17,064	12
Home equity	214,069	210,578	3,491	2
Consumer:
Credit cards	15,419	14,510	909	6
Overdrafts	901	683	218	32
Automobile loans	9,579	14,448	(4,869)	(34)
Other consumer	1,245	1,432	(187)	(13)
Total Traditional Banking	3,673,590	3,501,959	171,631	5
Warehouse lines of credit*	596,678	850,550	(253,872)	(30)
Total Core Banking	4,270,268	4,352,509	(82,241)	(2)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	NM
Other TRS loans	149	50,987	(50,838)	(100)
Republic Credit Solutions	91,816	93,066	(1,250)	(1)
Total Republic Processing Group	91,965	144,053	(52,088)	(36)

Total loans**	4,362,233	4,496,562	(134,329)	(3)
Allowance for credit losses	(64,449)	(64,577)	128	(0)

Total loans, net	$4,297,784	$4,431,985	$(134,201)	(3)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $134 million, or 3%, during the first six months of 2022 to $4.4 billion as of June 30, 2022. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $172 million, or 5%, from December 31, 2021 to June 30, 2022. The following primarily drove the change in loan balances during the first six months of 2022:

●	CRE loans grew $113 million, or 8%, during the first six months of 2022, as the Traditional Bank experienced strong loan demand within its Corporate Lending division, its Private, CRE, and Commercial Banking division, and its Northern Kentucky/Cincinnati market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, residential real estate loans increased $19 million during the first six months of 2022, while HELOCs increased $4 million during the same period.

●	Offsetting the growth above, during the first six months of 2022, the Core Bank’s PPP portfolio decreased $41 million, as this temporary government program continued to wind down.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of June 30, 2022, net PPP loans of $15 million remained on the Traditional Bank’s balance sheet.

Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $254 million from December 31, 2021 to June 30, 2022. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

As previously discussed, additional increases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to Warehouse’s client demand, likely leading to a reduction in average outstanding balances as higher long-term interest rates generally drive lower demand for Warehouse borrowings.

Tax Refund Solutions segment

Outstanding TRS loans decreased $51 million from December 31, 2021 to June 30, 2022 primarily reflecting a $51 million reduction in other TRS loans. Other TRS loans as of December 31, 2021 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first six months of the following year.

Allowance for Credit Losses

As of June 30, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL decreased $128,000 from $65 million as of December 31, 2021 to $64 million as of June 30, 2022. As a percent of total loans, the total Company’s ACLL increased to 1.48% as of June 30, 2022 compared to 1.44% as of December 31, 2021. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $320,000 to $50 million as of June 30, 2022 driven primarily by formula reserves tied to loan growth during the first six months of 2022 partially offset by reserves released following the payoff or upgrade of loans downgraded during the height of the pandemic.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $1.5 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2022 to December 31, 2021. As of June 30, 2022, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2022.

Republic Credit Solutions segment

The RCS ACLL increased $283,000 from $13 million as of December 31, 2021 to $13 million as of June 30, 2022.

RCS maintained an ACLL for two distinct credit products offered as of June 30, 2022, including its line-of-credit products and its healthcare-receivables products. As of June 30, 2022, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 56% for its LOC II product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 17 — Management’s Allocation of the Allowance for Credit Losses on Loans

	June 30, 2022			December 31, 2021
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$8,445	20%	1.01%	$8,647	19%	1.05
Nonowner occupied	2,733	7	0.87	2,700	7	0.88
Commercial real estate	24,341	36	1.55	23,769	32	1.63
Construction & land development	3,591	3	2.61	4,128	3	3.19
Commercial & industrial	3,768	9	0.96	3,487	8	1.02
Paycheck Protection Program	—	—	—	—	1	—
Lease financing receivables	119	—	1.05	91	—	1.05
Aircraft	400	4	0.25	357	3	0.25
Home equity	4,113	5	1.92	4,111	5	1.95
Consumer:	—	—	—
Credit cards	994	—	6.45	934	—	6.44
Overdrafts	901	—	100.00	683	—	100.00
Automobile loans	122	—	1.27	186	—	1.29
Other consumer	200	—	16.06	314	—	21.93
Total Traditional Banking	49,727	84	1.35	49,407	78	1.41
Warehouse lines of credit	1,491	14	0.25	2,126	19	0.25
Total Core Banking	51,218	98	1.20	51,533	97	1.18

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	96	1	0.19
Republic Credit Solutions	13,231	2	14.41	12,948	2	13.91
Total Republic Processing Group	13,231	2	14.39	13,044	3	9.06
Total	$64,449	100	1.48	$64,577	100	1.44

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $39 million during the first six months of 2022, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first six months of 2022.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	16,471	21,714	(5,243)	(24)
PCD - Substandard	1,595	1,692	(97)	(6)
Total Classified Loans	18,066	23,406	(5,340)	(23)

Special Mention	81,034	114,496	(33,462)	(29)
PCD - Special Mention	757	795	(38)	(5)
Total Special Mention Loans	81,791	115,291	(33,500)	(29)

Total Classified and Special Mention Loans	$99,857	$138,697	$(38,840)	(28)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $5 million and $6 million as of June 30, 2022 and December 31, 2021.

Nonperforming loans to total loans decreased to 0.37% at June 30, 2022 from 0.46% at December 31, 2021, as the total balance of nonperforming loans decreased by $4 million, or 21%, while total loans decreased $134 million, or 3%, during the first six months of 2022. As presented in Tables 22 and 23 below, the decrease in nonperforming loans during 2022, including the nonaccrual loan component, was primarily driven by the refinancing of $5 million of these loans to another financial institution.

The ACLL to total nonaccrual loans increased to 399% as of June 30, 2022 from 315% as of December 31, 2021, as the total ACLL decreased $128,000 and the balance of nonaccrual loans decreased by $4 million, or 21%. The driver of the decrease in nonaccrual loans was primarily the refinancing out of the Bank of $5 million of these loans during the first six months of 2022.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2022	December 31, 2021

Loans on nonaccrual status*	$16,168	$20,504
Loans past due 90-days-or-more and still on accrual**	42	48
Total nonperforming loans	16,210	20,552
Other real estate owned	1,687	1,792
Total nonperforming assets	$17,897	$22,344

Credit Quality Ratios - Total Company:
ACLL to total loans	1.48%	1.44%
Nonaccrual loans to total loans	0.37	0.46
ACLL to nonaccrual loans	399	315
Nonperforming loans to total loans	0.37	0.46
Nonperforming assets to total loans (including OREO)	0.41	0.50
Nonperforming assets to total assets	0.29	0.37

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.20%	1.18%
Nonaccrual loans to total loans	0.38	0.47
ACLL to nonaccrual loans	317	251
Nonperforming loans to total loans	0.38	0.47
Nonperforming assets to total loans (including OREO)	0.42	0.51
Nonperforming assets to total assets	0.32	0.40
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 20 — Nonperforming Loan Composition

	June 30, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$11,538	1.39%	$12,039	1.47%
Nonowner occupied	128	0.04	95	0.03
Commercial real estate	3,228	0.21	6,557	0.45
Construction & land development	—	—	—	—
Commercial & industrial	—	—	13	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,016	0.47	1,700	0.81
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	1	0.15
Automobile loans	36	0.38	97	0.67
Other consumer	222	17.83	3	0.21
Total Traditional Banking	16,168	0.44	20,505	0.59
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,168	0.38	20,505	0.47

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	42	0.05	47	0.05
Total Republic Processing Group	42	0.05	47	0.03

Total nonperforming loans	$16,210	0.37%	$20,552	0.46%

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	145	$4,669	30	$5,403	1	$1,466	176	$11,538
Nonowner occupied	4	128	—	—	—	—	4	128
Commercial real estate	—	—	1	251	2	2,977	3	3,228
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	27	714	2	302	—	—	29	1,016
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	36	—	—	—	—	6	36
Other consumer	3	2	1	220	—	—	4	222
Total Traditional Banking	185	5,549	34	6,176	3	4,443	222	16,168
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	185	5,549	34	6,176	3	4,443	222	16,168

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	42	—	—	—	—	NM	42
Total Republic Processing Group	NM	42	—	—	—	—	NM	42

Total	185	$5,591	34	$6,176	3	$4,443	222	$16,210

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

Table 22 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Nonperforming loans at the beginning of the period	$16,966	$22,520	$20,552	$23,595
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,313	1,042	2,324	1,772
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,381)	(934)	(5,633)	(2,838)
Principal balance paydowns of loans nonperforming at both period ends	(699)	(490)	(1,028)	(860)
Net change in principal balance of other loans nonperforming at both period ends*	11	206	(5)	675

Nonperforming loans at the end of the period	$16,210	$22,344	$16,210	$22,344
*	Includes relatively small consumer portfolios, e.g. RCS loans.

Table 23 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Loans charged off	$—	$—	$—	$—
Loans transferred to OREO	—	—	—	—
Loans refinanced at other institutions	(1,381)	(752)	(5,429)	(2,650)
Loans returned to accrual status	—	(182)	(204)	(188)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,381)	$(934)	$(5,633)	$(2,838)

Based on the Bank’s review as of June 30, 2022, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.26% as of June 30, 2022 from 0.30% as of December 31, 2021. Core Bank delinquent loans to total Core Bank loans decreased to 0.13% as of June 30, 2022 from 0.17% as of December 31, 2021. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2022 and December 31, 2021 were on nonaccrual status.

Table 24 — Delinquent Loan Composition*

	June 30, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$2,469	0.30%	$1,599	0.19%
Nonowner occupied	41	0.01	—	—
Commercial real estate	2,142	0.14	5,292	0.36
Construction & land development	—	—	—	—
Commercial & industrial	321	0.08	21	0.01
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	150	0.07	314	0.15
Consumer:
Credit cards	24	0.16	30	0.21
Overdrafts	199	22.09	164	24.01
Automobile loans	6	0.06	9	0.06
Other consumer	—	—	1	0.07
Total Traditional Banking	5,352	0.15	7,430	0.21
Warehouse lines of credit	—	—	—	—
Total Core Banking	5,352	0.13	7,430	0.17

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	6,099	6.64	6,035	6.48
Total Republic Processing Group	6,099	6.63	6,035	4.19

Total delinquent loans	$11,451	0.26%	$13,465	0.30%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 25 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Delinquent loans at the beginning of the period	$16,215	$14,986	$13,465	$19,947
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	1,714	2,717	2,348	3,276
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(1,944)	(1,425)	(4,104)	(3,016)
Principal balance paydowns of loans delinquent at both period ends	(344)	(31)	(348)	(54)
Net change in principal balance of other loans delinquent at both period ends*	(4,190)	2,471	90	(1,435)
Delinquent loans at the end of period	$11,451	$18,718	$11,451	$18,718
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 26 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021

Loans charged off	$(1)	$(2)	$(1)	$(1)
Easy Advances paid off or charged off	—	—	—	—
Loans transferred to OREO	—	—	—	—
Loans refinanced at other institutions	(601)	(667)	(3,676)	(1,796)
Loans paid current	(1,342)	(756)	(427)	(1,219)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(1,944)	$(1,425)	$(4,104)	$(3,016)

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

Table 27 — Collateral-Dependent Loans and Troubled Debt Restructurings

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change

Cashflow-dependent TDRs	$5,399	$5,960	$(561)	(9)%
Collateral-dependent TDRs	8,213	9,426	(1,213)	(13)
Total TDRs	13,612	15,386	(1,774)	(12)
Collateral-dependent loans (which are not TDRs)	10,632	14,645	(4,013)	(27)
Total recorded investment in TDRs and collateral-dependent loans	$24,244	$30,031	$(5,787)	(19)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 28 — Deposit Composition

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change

Core Bank:
Demand	$1,338,061	$1,381,522	$(43,461)	(3)%
Money market accounts	775,560	789,876	(14,316)	(2)
Savings	331,508	311,624	19,884	6
Individual retirement accounts (1)	41,305	43,724	(2,419)	(6)
Time deposits, $250 and over (1)	51,976	81,050	(29,074)	(36)
Other certificates of deposit (1)	132,536	154,174	(21,638)	(14)
Reciprocal money market and time deposits (1)	52,862	77,950	(25,088)	(32)
Total Core Bank interest-bearing deposits	2,723,808	2,839,920	(116,112)	(4)
Total Core Bank noninterest-bearing deposits	1,676,974	1,579,173	97,801	6
Total Core Bank deposits	4,400,782	4,419,093	(18,311)	(0)

Republic Processing Group:
Money market accounts	9,285	9,717	(432)	(4)
Total RPG interest-bearing deposits	9,285	9,717	(432)	(4)

Brokered prepaid card deposits	319,455	320,907	(1,452)	(0)
Other noninterest-bearing deposits	98,007	90,701	7,306	8
Total RPG noninterest-bearing deposits	417,462	411,608	5,854	1
Total RPG deposits	426,747	421,325	5,422	1

Total deposits	$4,827,529	$4,840,418	$(12,889)	(0)%
(1)	Includes time deposit

Total Company deposits decreased $13 million from December 31, 2021 to $4.8 billion as of June 30, 2022.

Total Core Bank deposits decreased minimally by $18 million with a $116 million decrease interest-bearing deposits offset by a $98 million increase in noninterest-bearing deposits. The net decrease in deposit balances for the first six months of 2022, compares unfavorably to the net growth in deposits for the previous two calendar years when deposit growth generally reached historical highs for the Company. Management believes the Company is more likely to experience slower overall growth in its deposits over the foreseeable future as the excess liquidity in the United States is expected to decline due to the tightening of monetary and fiscal policy by the Federal Government.

Federal Home Loan Bank Advances

The Bank held $20 million of long-term FHLB advances as of June 30, 2022 compared to $25 million of overnight FHLB advances as of December 31, 2021. During the first six months of 2022, the Bank extended the term on $20 million of its FHLB advances in anticipation of increasing long-term interest rates and repaid the remaining $5 million. As of June 30, 2022, the Company’s $20 million of FHLB advances had a weighted average maturity of five years and a weighted average cost of 1.89%.

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

Table 29 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	June 30, 2022	December 31, 2021

Cash and cash equivalents	$795,143	$756,971
Unincumbered debt securities	239,863	219,775
Total liquid assets	1,035,006	976,746

Borrowing capacity with the FHLB	904,785	900,424
Borrowing capacity through unsecured credit lines	125,000	125,000
Total borrowing capacity	1,029,785	1,025,424

Total liquid assets and borrowing capacity	$2,064,791	$2,002,170

The Bank had a loan to deposit ratio (excluding brokered deposits) of 97% as of June 30, 2022 and 99% as of December 31, 2021. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of June 30, 2022, the Bank had approximately $1.4 billion in deposits from 234 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $523 million, or 11%, of the Company’s total deposit balances as of as of June 30, 2022. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of June 30, 2022 and December 31, 2021, these pledged investment securities had a fair value of $415 million and $320 million.

Capital

Total stockholders’ equity increased from $834 million as of December 31, 2021 to $842 million as of June 30, 2022. The increase in stockholders’ equity was primarily attributable to net income earned during 2022 reduced primarily by cash dividends declared, repurchases of Class A Common shares, and a $24 million decrease in AOCI.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of July 1, 2022, RB&T could, without prior approval, declare dividends of approximately $135 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.41% as of June 30, 2022 and 13.41% as of December 31, 2021. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 30 — Capital Ratios (1)

	As of June 30, 2022		As of December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$910,392	18.07%	$878,488	17.47%
Republic Bank & Trust Company	880,873	17.51	861,815	17.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$853,027	16.94%	$823,504	16.37%
Republic Bank & Trust Company	823,508	16.37	806,831	16.05

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$853,027	16.94%	$823,504	16.37%
Republic Bank & Trust Company	823,508	16.37	806,831	16.05

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$853,027	13.69%	$823,504	13.35%
Republic Bank & Trust Company	823,508	13.18	806,831	13.10

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 10 basis points lower than those presented in the table above as of June 30, 2022 and December 31, 2021.

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

As of June 30, 2022, the Company ran a dynamic simulation model for interest rate changes from “Down 100” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2022 and ending June 30, 2023 based on instantaneous movements in interest rates from Down 100 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 31 — Bank Interest Rate Sensitivity

	Change in Rates
	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2022	(1.8)%	1.6%	4.0%	6.6%	9.3%
% Change from base net interest income as of December 31, 2021	1.3%	(0.6)%	0.7%	4.7%	9.3%

For the Up-100, Up-200, and Up-300 scenarios, the June 30, 2022 simulation reflected a more positive outcome for the Bank’s net interest income than the comparable December 31, 2021 simulation.  For the Down-100 scenario, the December 2021 simulation reflected a more positive outcome than the June 2022 simulation.  The Up-400 scenario saw no change in expectation from December to June. For the Up-rate scenarios, the changes in simulation outcomes from December 2021 to June 2022 were primarily due, in general, to a positive impact to interest income for those loans with rates that are no longer below their interest rate floors as of June 2022 compared to December 2021 when the base market interest rates were considerably lower.

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

As of June 30, 2022, the Company had approximately $773 million of legacy assets that reference LIBOR, with short-term Warehouse loans representing $331 million of these assets and commercial and mortgage loans primarily making up the remainder. As of June 30, 2022, of the Bank’s legacy assets that reference LIBOR, approximately $406 million of those assets were scheduled to mature after June 30, 2023. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of June 30, 2022, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $232 million, with $230 million of such notional amount scheduled to mature after June 30, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021) and “RESULTS OF OPERATIONS (Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021.”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2022 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—	270,328
May 1 - May 31	76,651	43.47	76,651	193,677
June 1 - June 30	138,500	46.77	138,500	55,177
Total	215,151	$45.59	215,151	55,177

The Company repurchased 215,151 shares of its Class A Common Stock during the second quarter of 2022. On January 27, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares. On November 17, 2021, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 250,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2022, the Company had 55,177 shares which could be repurchased under its current share repurchase programs. On July 20, 2022, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 200,000 shares.

During the first six months of 2022, there were 4,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 5, 2022	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair (Principal Executive Officer)

Principal Financial Officer:

Date: August 5, 2022	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer (Principal Financial Officer)