Form 10-Q
period 2022-09-30
REPUBLIC BANCORP INC /KY/
filed 2022-11-04
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2022 was 17,587,340 and 2,159,495.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBank Agreement	Agreement and Plan of Merger between Republic Bancorp, Inc., CBank, and RB&T
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
EA	Easy Advance
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
Lawsuit	The lawsuit the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
Settlement Agreement	The agreement between the Bank and Green Dot that settled the Lawsuit filed by the Bank against Green Dot
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRS Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	September 30,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$754,393	$756,971
Available-for-sale debt securities, at fair value (amortized cost of $674,329 in 2022 and $492,626 in 2021, allowance for credit losses of $0 in 2022 and 2021)	629,947	495,126
Held-to-maturity debt securities (fair value of $32,621 in 2022 and $44,764 in 2021, allowance for credit losses of $10 in 2022 and $47 in 2021)	32,628	44,299
Equity securities with readily determinable fair value	175	2,620
Mortgage loans held for sale, at fair value	2,912	29,393
Consumer loans held for sale, at fair value	8,796	19,747
Consumer loans held for sale, at the lower of cost or fair value	12,679	2,937
Loans (loans carried at fair value of $11 in 2022 and $170 in 2021)	4,289,450	4,496,562
Allowance for credit losses	(64,919)	(64,577)
Loans, net	4,224,531	4,431,985
Federal Home Loan Bank stock, at cost	8,568	10,311
Premises and equipment, net	32,813	36,073
Right-of-use assets	41,303	38,825
Goodwill	16,300	16,300
Other real estate owned	1,634	1,792
Bank owned life insurance	101,013	99,161
Other assets and accrued interest receivable	131,971	108,092

TOTAL ASSETS	$5,999,663	$6,093,632

LIABILITIES

Deposits:
Noninterest-bearing	$2,014,123	$1,990,781
Interest-bearing	2,786,385	2,849,637
Total deposits	4,800,508	4,840,418

Securities sold under agreements to repurchase and other short-term borrowings	209,376	290,967
Operating lease liabilities	42,109	39,672
Federal Home Loan Bank advances	20,000	25,000
Other liabilities and accrued interest payable	86,712	63,343

Total liabilities	5,158,705	5,259,400

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock and Class B Common Stock, no par value	4,649	4,702
Additional paid in capital	140,958	139,956
Retained earnings	728,639	687,700
Accumulated other comprehensive (loss) income	(33,288)	1,874

Total stockholders’ equity	840,958	834,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,999,663	$6,093,632

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Loans, including fees	$52,606	$52,182	$161,537	$169,294
Taxable investment securities	3,159	1,845	7,906	5,655
Federal Home Loan Bank stock and other	4,291	442	6,488	978
Total interest income	60,056	54,469	175,931	175,927

INTEREST EXPENSE:

Deposits	1,830	1,148	3,654	4,037
Securities sold under agreements to repurchase and other short-term borrowings	94	20	171	37
Federal Home Loan Bank advances	96	6	226	47
Subordinated note	—	166	—	507
Total interest expense	2,020	1,340	4,051	4,628

NET INTEREST INCOME	58,036	53,129	171,880	171,299

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	1,573	1,292	14,504	12,231

NET INTEREST INCOME AFTER PROVISION	56,463	51,837	157,376	159,068

NONINTEREST INCOME:

Service charges on deposit accounts	3,409	3,277	9,998	9,221
Net refund transfer fees	593	1,280	16,594	19,924
Mortgage banking income	1,154	5,280	5,574	16,655
Interchange fee income	3,322	3,263	9,853	9,771
Program fees	4,932	4,018	12,671	9,569
Increase in cash surrender value of bank owned life insurance	617	626	1,852	1,616
Net losses on other real estate owned	(53)	(52)	(158)	(107)
Contract termination fee	—	—	5,000	—
Legal settlement	—	—	13,000	—
Other	1,073	1,133	2,230	2,845
Total noninterest income	15,047	18,825	76,614	69,494

NONINTEREST EXPENSE:

Salaries and employee benefits	27,269	26,991	85,477	83,738
Technology, equipment, and communication	7,235	7,498	21,678	22,009
Occupancy	3,211	3,195	9,875	10,005
Marketing and development	1,951	1,233	5,019	3,099
FDIC insurance expense	423	325	1,241	1,189
Interchange related expense	1,221	1,275	3,602	3,707
Legal and professional fees	904	884	3,073	3,564
Other	3,891	3,034	12,366	10,719
Total noninterest expense	46,105	44,435	142,331	138,030

INCOME BEFORE INCOME TAX EXPENSE	25,405	26,227	91,659	90,532
INCOME TAX EXPENSE	5,922	6,218	20,349	20,548
NET INCOME	$19,483	$20,009	$71,310	$69,984

BASIC EARNINGS PER SHARE:
Class A Common Stock	$0.99	$0.99	$3.60	$3.40
Class B Common Stock	0.90	0.90	3.27	3.10

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$0.99	$0.99	$3.58	$3.39
Class B Common Stock	0.90	0.90	3.26	3.09

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$19,483	$20,009	$71,310	$69,984

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized losses on AFS debt securities	(15,510)	(1,899)	(46,892)	(4,542)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	1	13	10	62
Total other comprehensive loss before income tax	(15,509)	(1,886)	(46,882)	(4,480)
Tax effect	3,875	471	11,720	1,119
Total other comprehensive loss, net of tax	(11,634)	(1,415)	(35,162)	(3,361)

COMPREHENSIVE INCOME	$7,849	$18,594	$36,148	$66,623

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2022

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2022	17,629	2,161	$4,663	$140,516	$718,649	$(21,654)	$842,174

Net income	—	—	—	—	19,483	—	19,483
Net change in AOCI	—	—	—	—	—	(11,634)	(11,634)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(5,995)	—	(5,995)
Class B Shares ($0.310 per share)	—	—	—	—	(669)	—	(669)
Stock options exercised, net of shares withheld	—	—	—	(2)	—	—	(2)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(48)	—	(15)	(484)	(2,829)	—	(3,328)
Net change in notes receivable on Class A Common Stock	—	—	—	43	—	—	43
Deferred compensation - Class A Common Stock:
Directors	—	—	—	192	—	—	192
Designated key employees	—	—	—	184	—	—	184
Employee stock purchase plan - Class A Common Stock	5	—	1	181	—	—	182
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	—	—	—	161	—	—	161
Stock options	—	—	—	129	—	—	129

Balance, September 30, 2022	17,587	2,160	$4,649	$140,958	$728,639	$(33,288)	$840,958

	Three Months Ended September 30, 2021

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2021	18,421	2,166	$4,841	$142,884	$690,802	$6,563	$845,090

Net income	—	—	—	—	20,009	—	20,009
Net change in AOCI	—	—	—	—	—	(1,415)	(1,415)
Dividends declared on Common Stock:
Class A Shares ($0.308 per share)	—	—	—	—	(5,557)	—	(5,557)
Class B Shares ($0.280 per share)	—	—	—	—	(606)	—	(606)
Stock options exercised, net of shares withheld	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(387)	—	(90)	(2,855)	(16,733)	—	(19,678)
Net change in notes receivable on Class A Common Stock	—	—	—	100	—	—	100
Deferred compensation - Class A Common Stock:
Directors	—	—	—	121	—	—	121
Designated key employees	—	—	—	175	—	—	175
Employee stock purchase plan - Class A Common Stock	4	—	1	191	—	—	192
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	32	—	—	32
Restricted stock	1	—	—	64	—	—	64
Stock options	—	—	—	130	—	—	130

Balance, September 30, 2021	18,040	2,165	$4,752	$140,842	$687,915	$5,148	$838,657

	Nine Months Ended September 30, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$687,700	$1,874	$834,232

Net income	—	—	—	—	71,310	—	71,310
Net change in AOCI	—	—	—	—	—	(35,162)	(35,162)
Dividends declared on Common Stock:
Class A Shares ($1.023 per share)	—	—	—	—	(18,123)	—	(18,123)
Class B Shares ($0.930 per share)	—	—	—	—	(2,010)	—	(2,010)
Stock options exercised, net of shares withheld	3	—	2	38	—	—	40
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(263)	—	(58)	(1,868)	(10,238)	—	(12,164)
Net change in notes receivable on Class A Common Stock	—	—	—	61	—	—	61
Deferred compensation - Class A Common Stock:
Directors	6	—	—	403	—	—	403
Designated key employees	—	—	—	541	—	—	541
Employee stock purchase plan - Class A Common Stock	12	—	3	506	—	—	509
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	114	—	—	114
Restricted stock	8	—	—	771	—	—	771
Stock options	—	—	—	436	—	—	436

Balance, September 30, 2022	17,587	2,160	$4,649	$140,958	$728,639	$(33,288)	$840,958

	Nine Months Ended September 30, 2021
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	69,984	—	69,984
Net change in AOCI	—	—	—	—	—	(3,361)	(3,361)
Dividends declared on Common Stock:
Class A Shares ($0.924 per share)	—	—	—	—	(16,980)	—	(16,980)
Class B Shares ($0.840 per share)	—	—	—	—	(1,830)	—	(1,830)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	34	(34)	—	—	—	—	—
Repurchase of Class A Common Stock	(749)	—	(165)	(5,205)	(29,537)	—	(34,907)
Net change in notes receivable on Class A Common Stock	—	—	—	150	—	—	150
Deferred compensation - Class A Common Stock:
Directors	4	—	—	330	—	—	330
Designated key employees	—	—	—	478	—	—	478
Employee stock purchase plan - Class A Common Stock	11	—	3	507	—	—	510
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	97	—	—	97
Restricted stock	15	—	2	583	—	—	585
Stock options	—	—	—	420	—	—	420

Balance, September 30, 2021	18,040	2,165	$4,752	$140,842	$687,915	$5,148	$838,657

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$71,310	$69,984
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	3,753	3,678
Net accretion and amortization on loans	(3,026)	(12,650)
Unrealized and realized losses on equity securities with readily determinable fair value	204	505
Depreciation of premises and equipment	5,884	6,747
Amortization of mortgage servicing rights	1,773	2,617
Recovery of mortgage servicing rights	—	(500)
Provision for on-balance sheet exposures	14,504	12,231
Provision for off-balance sheet exposures	128	(52)
Net gain on sale of mortgage loans held for sale	(4,704)	(16,339)
Origination of mortgage loans held for sale	(195,006)	(525,246)
Proceeds from sale of mortgage loans held for sale	226,191	562,661
Net gain on sale of consumer loans held for sale	(10,466)	(7,889)
Origination of consumer loans held for sale	(820,127)	(561,062)
Proceeds from sale of consumer loans held for sale	831,802	558,972
Net gain realized on sale of other real estate owned	—	(51)
Writedowns of other real estate owned	158	158
Deferred compensation expense - Class A Common Stock	944	808
Stock-based awards and ESPP expense - Class A Common Stock	1,397	1,178
Net gain on sale of bank premises and equipment	—	(399)
Increase in cash surrender value of bank owned life insurance	(1,852)	(1,616)
Net change in other assets and liabilities:
Accrued interest receivable	(1,225)	3,573
Accrued interest payable	34	(162)
Other assets	1,309	2,384
Other liabilities	12,117	(3,104)
Net cash provided by operating activities	135,102	96,426

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(244,820)	(141,571)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	65,269	164,280
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	11,703	8,444
Net change in outstanding warehouse lines of credit	408,312	212,114
Net change in other loans	(212,312)	259,710
Proceeds from redemption of Federal Home Loan Bank stock	1,743	7,086
Proceeds from sales of other real estate owned	—	611
Proceeds from sale of bank premises and equipment	—	637
Purchase of bank owned life insurance	—	(30,000)
Investments in low-income housing tax partnerships	(7,258)	(8,277)
Net purchases of premises and equipment	(2,624)	(4,972)
Net cash provided by investing activities	20,013	468,062

FINANCING ACTIVITIES:
Net change in deposits	(39,910)	214,766
Net change in securities sold under agreements to repurchase and other short-term borrowings	(81,591)	49,557
Payments of Federal Home Loan Bank advances	(25,000)	(235,000)
Proceeds from Federal Home Loan Bank advances	20,000	25,000
Payoff of subordinated note, net of common security interest	—	(40,000)
Repurchase of Class A Common Stock	(12,164)	(34,907)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	433	435
Net proceeds from option exercises and equity awards vested - Class A Common Stock	40	(142)
Cash dividends paid	(19,501)	(18,537)
Net cash used in financing activities	(157,693)	(38,828)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,578)	525,660
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756,971	485,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$754,393	$1,011,247

SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$4,017	$4,790
Income taxes	14,614	16,736

SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,755	$3,889
Transfers from loans to real estate acquired in settlement of loans	—	64
Unfunded commitments in low-income-housing investments	16,100	24
Right-of-use assets recorded	6,360	263

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2022 and 2021 AND DECEMBER 31, 2021 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2021.

As of September 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2022, Republic had 42 full-service banking centers with locations as follows:

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans, unless such collections are subject to guarantor reimbursement under a loan-loss guaranty.

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

In accordance with the Settlement Agreement, on June 6, 2022, Green Dot paid $13 million to the Bank, which was in addition to a $5 million termination fee that Green Dot paid to the Bank during the first quarter of 2022 under the terms of the TRS Purchase Agreement. On June 6, 2022, the Bank and Green Dot filed a stipulation of dismissal of the Lawsuit with the Delaware Court of Chancery, which was effective to dismiss the Lawsuit when filed.

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

The following ASUs were adopted by the Company during the nine months ended September 30, 2022:

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,287	$—	$(25,852)	$—	$410,435
Private label mortgage-backed security	961	1,323	—	—	2,284
Mortgage-backed securities - residential	199,692	41	(19,329)	—	180,404
Collateralized mortgage obligations	23,663	39	(786)	—	22,916
Corporate bonds	10,000	—	(2)	—	9,998
Trust preferred security	3,726	184	—	—	3,910
Total available-for-sale debt securities	$674,329	$1,587	$(45,969)	$—	$629,947

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$239,880	$473	$(2,894)	$—	$237,459
Private label mortgage-backed security	1,418	1,313	—	—	2,731
Mortgage-backed securities - residential	207,697	3,525	(473)	—	210,749
Collateralized mortgage obligations	29,947	377	(30)	—	30,294
Corporate bonds	10,000	46	—	—	10,046
Trust preferred security	3,684	163	—	—	3,847
Total available-for-sale debt securities	$492,626	$5,897	$(3,397)	$—	$495,126

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
September 30, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$28	$—	$—	$28	$—
Collateralized mortgage obligations	7,514	60	(18)	7,556	—
Corporate bonds	24,971	1	(58)	24,914	(10)
Obligations of state and political subdivisions	125	—	(2)	123	—
Total held-to-maturity debt securities	$32,638	$61	$(78)	$32,621	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$46	$—	$—	$46	$—
Collateralized mortgage obligations	9,080	158	—	9,238	—
Corporate bonds	34,975	263	(6)	35,232	(47)
Obligations of state and political subdivisions	245	3	—	248	—
Total held-to-maturity debt securities	$44,346	$424	$(6)	$44,764	$(47)

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2022 and 2021, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2022 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
September 30, 2022 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$51,801	$51,291	$125	$124
Due from one year to five years	394,486	369,142	24,971	24,913
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,726	3,910	—	—
Private label mortgage-backed security	961	2,284	—	—
Mortgage-backed securities - residential	199,692	180,404	28	28
Collateralized mortgage obligations	23,663	22,916	7,514	7,556
Total debt securities	$674,329	$629,947	$32,638	$32,621

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of September 30, 2022 and December 31, 2021, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$266,165	$(10,276)	$144,296	$(15,576)	$410,461	$(25,852)
Mortgage-backed securities - residential	162,445	(16,808)	14,420	(2,521)	176,865	(19,329)
Collateralized mortgage obligations	18,645	(786)	—	—	18,645	(786)
Corporate bonds	9,998	(2)	—	—	9,998	(2)
Total available-for-sale debt securities	$457,253	$(27,872)	$158,716	$(18,097)	$615,969	$(45,969)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,138	$(2,622)	$9,728	$(272)	$186,866	$(2,894)
Mortgage-backed securities - residential	84,937	(473)	—	—	84,937	(473)
Collateralized mortgage obligations	4,495	(30)	—	—	4,495	(30)
Total available-for-sale debt securities	$266,570	$(3,125)	$9,728	$(272)	$276,298	$(3,397)

As of September 30, 2022, the Bank’s security portfolio consisted of 181 securities, 149 of which were in an unrealized loss position.

As of December 31, 2021, the Bank’s security portfolio consisted of 173 securities, 29 of which were in an unrealized loss position.

As of September 30, 2022 and December 31, 2021, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.3 million as of September 30, 2022. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-

transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2022, with the exception of the $2.3 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of September 30, 2022 and December 31, 2021, there were gross unrealized losses of $20.1 million and $503,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

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

Rollforward of the Allowance for Credit Losses on Debt Securities

The table below presents a roll-forward for the three months ended September 30, 2022 and 2021 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Three Months Ended September 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$30	$(30)	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	50	(40)	—	—	10	56	(2)	—	—	54

Total	$80	$(70)	$—	$—	$10	$56	$(2)	$—	$—	$54

	ACLS Rollforward
	Nine Months Ended September 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	47	(37)	—	—	10	178	(124)	—	—	54

Total	$47	$(37)	$—	$—	$10	$178	$(124)	$—	$—	$54

The Company decreased the ACLS on its AFS and HTM corporate bonds during the three and nine months ended September 30, 2022 based on decreased PD and LGD estimates on these bonds.

There were no HTM debt securities on nonaccrual or past due over 89 days as of September 30, 2022 and December 31, 2021. All of the Company’s HTM corporate bonds were rated investment grade as of September 30, 2022 and December 31, 2021.

There were no HTM debt securities considered collateral dependent as of September 30, 2022 and December 31, 2021.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $1 million as of September 30, 2022 and December 31, 2021. Accrued interest receivable on HTM debt securities totaled $187,000 and $89,000 as of September 30, 2022 and December 31, 2021.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Carrying amount	$262,392	$319,650
Fair value	262,392	319,808

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$175	$—	$175
Total equity securities with readily determinable fair values	$—	$175	$—	$175

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,500	—	(50)	2,450
Total equity securities with readily determinable fair values	$2,500	$170	$(50)	$2,620

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(14)	$(14)	$—	$(13)	$(13)
Community Reinvestment Act mutual fund	—	—	—	—	(9)	(9)
Total equity securities with readily determinable fair value	$—	$(14)	$(14)	$—	$(22)	$(22)

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$5	$5	$—	$(458)	$(458)
Community Reinvestment Act mutual fund	(209)	—	(209)	—	(47)	(47)
Total equity securities with readily determinable fair value	$(209)	$5	$(204)	$—	$(505)	$(505)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$17,459	$13,020	$19,747	$3,298
Origination of consumer loans held for sale	85,172	67,526	280,608	136,222
Proceeds from the sale of consumer loans held for sale	(96,169)	(71,427)	(297,253)	(132,330)
Net gain on sale of consumer loans held for sale	2,334	1,660	5,694	3,589
Balance, end of period	$8,796	$10,779	$8,796	$10,779

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% to 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$13,777	$11,412	$2,937	$1,478
Origination of consumer loans held for sale	206,959	189,492	539,519	424,840
Proceeds from the sale of consumer loans held for sale	(209,924)	(199,036)	(534,549)	(426,642)
Net gain on sale of consumer loans held for sale	1,867	2,108	4,772	4,300
Balance, end of period	$12,679	$3,976	$12,679	$3,976

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$863,899	$820,731
Nonowner occupied	321,037	306,323
Commercial real estate	1,571,593	1,456,009
Construction & land development	147,418	129,337
Commercial & industrial	404,971	340,363
Paycheck Protection Program	7,855	56,014
Lease financing receivables	11,333	8,637
Aircraft	166,313	142,894
Home equity	229,038	210,578
Consumer:
Credit cards	14,897	14,510
Overdrafts	723	683
Automobile loans	7,890	14,448
Other consumer	973	1,432
Total Traditional Banking	3,747,940	3,501,959
Warehouse lines of credit*	442,238	850,550
Total Core Banking	4,190,178	4,352,509

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	295	50,987
Republic Credit Solutions	98,977	93,066
Total Republic Processing Group	99,272	144,053

Total loans**	4,289,450	4,496,562
Allowance for credit losses	(64,919)	(64,577)

Total loans, net	$4,224,531	$4,431,985

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2022	December 31, 2021

Contractually receivable	$4,292,481	$4,498,671
Unearned income	(782)	(542)
Unamortized premiums	101	116
Unaccreted discounts	(533)	(641)
PPP net unamortized deferred origination (fees) and costs	(151)	(1,203)
Other net unamortized deferred origination (fees) and costs	(1,666)	161
Carrying value of loans	$4,289,450	$4,496,562

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cashflow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of September 30, 2022, net PPP loans of $8 million remained on the Traditional Bank’s balance sheet compared to $56 million as of December 31, 2021. PPP fees recognized by the Company for the first nine months of 2022 and 2021 were $1.3 million and $16.9 million.

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of September 30, 2022 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a TDR. Loan extensions and renewals classified as TDRs generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of September 30, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$159,832	$193,689	$194,203	$74,702	$218,545	$—	$—	$840,971
Special Mention	—	288	—	—	7,481	—	—	7,769
Substandard	760	763	1,378	1,629	10,629	—	—	15,159
Doubtful	—	—	—	—	—	—	—	—
Total	$160,592	$194,740	$195,581	$76,331	$236,655	$—	$—	$863,899

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$65,818	$95,597	$56,504	$34,017	$63,577	$—	$5,364	$320,877
Special Mention	—	—	—	—	34	—	—	34
Substandard	—	34	—	—	92	—	—	126
Doubtful	—	—	—	—	—	—	—	—
Total	$65,818	$95,631	$56,504	$34,017	$63,703	$—	$5,364	$321,037

Commercial real estate:
Risk Rating
Pass or not rated	$304,650	$447,618	$227,149	$130,962	$285,661	$22,845	$103,638	$1,522,523
Special Mention	1,320	12,721	—	22,784	11,247	151	—	48,223
Substandard	—	—	—	—	847	—	—	847
Doubtful	—	—	—	—	—	—	—	—
Total	$305,970	$460,339	$227,149	$153,746	$297,755	$22,996	$103,638	$1,571,593

Construction and land development:
Risk Rating
Pass or not rated	$68,101	$75,079	$1,214	$653	$612	$1,759	$—	$147,418
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$68,101	$75,079	$1,214	$653	$612	$1,759	$—	$147,418

Commercial and industrial:
Risk Rating
Pass or not rated	$96,129	$84,119	$23,230	$39,763	$45,104	$96,756	$2,713	$387,814
Special Mention	564	13,572	—	645	1,888	300	—	16,969
Substandard	—	—	—	91	97	—	—	188
Doubtful	—	—	—	—	—	—	—	—
Total	$96,693	$97,691	$23,230	$40,499	$47,089	$97,056	$2,713	$404,971

Paycheck Protection Program:
Risk Rating
Pass or not rated	$—	$5,915	$1,940	$—	$—	$—	$—	$7,855
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$5,915	$1,940	$—	$—	$—	$—	$7,855

Lease financing receivables:
Risk Rating
Pass or not rated	$5,343	$2,201	$512	$1,773	$1,504	$—	$—	$11,333
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,343	$2,201	$512	$1,773	$1,504	$—	$—	$11,333

Aircraft:
Risk Rating
Pass or not rated	$46,255	$57,010	$36,777	$18,293	$7,763	$—	$—	$166,098
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	215	—	—	215
Doubtful	—	—	—	—	—	—	—	—
Total	$46,255	$57,010	$36,777	$18,293	$7,978	$—	$—	$166,313

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$227,274	$—	$227,274
Special Mention	—	—	—	—	—	365	—	365
Substandard	—	—	—	—	—	1,399	—	1,399
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$229,038	$—	$229,038

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of September 30, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$505	$541	$218	$2,961	$5,194	$14,995	$—	$24,414
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	19	50	—	—	69
Doubtful	—	—	—	—	—	—	—	—
Total	$505	$541	$218	$2,980	$5,244	$14,995	$—	$24,483

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$442,238	$—	$442,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$442,238	$—	$442,238

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$295	$—	$295
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$295	$—	$295

RCS:
Risk Rating
Pass or not rated	$11,116	$2,870	$1,558	$709	$29,360	$52,927	$—	$98,540
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	437	—	437
Doubtful	—	—	—	—	—	—	—	—
Total	$11,116	$2,870	$1,558	$709	$29,360	$53,364	$—	$98,977

Grand Total:
Risk Rating
Pass or not rated	$757,749	$964,639	$543,305	$303,833	$657,320	$859,089	$111,715	$4,197,650
Special Mention	1,884	26,581	—	23,429	20,650	816	—	73,360
Substandard	760	797	1,378	1,739	11,930	1,836	—	18,440
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$760,393	$992,017	$544,683	$329,001	$689,900	$861,741	$111,715	$4,289,450

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$218,981	$213,010	$89,186	$50,301	$226,852	$—	$—	$798,330
Special Mention	301	—	—	33	8,209	—	—	8,543
Substandard	45	870	679	1,189	11,075	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—
Total	$219,327	$213,880	$89,865	$51,523	$246,136	$—	$—	$820,731

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$107,041	$65,786	$44,376	$29,292	$55,872	$—	$3,729	$306,096
Special Mention	—	—	—	—	132	—	—	132
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—
Total	$107,041	$65,786	$44,376	$29,292	$56,099	$—	$3,729	$306,323

Commercial real estate:
Risk Rating
Pass or not rated	$472,095	$256,039	$153,224	$94,212	$286,223	$25,188	$80,211	$1,367,192
Special Mention	20,059	2,399	29,639	11,207	18,778	—	—	82,082
Substandard	—	111	266	2,453	3,905	—	—	6,735
Doubtful	—	—	—	—	—	—	—	—
Total	$492,154	$258,549	$183,129	$107,872	$308,906	$25,188	$80,211	$1,456,009

Construction and land development:
Risk Rating
Pass or not rated	$88,743	$30,593	$2,599	$1,155	$128	$1,925	$—	$125,143
Special Mention	—	524	3,670	—	—	—	—	4,194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$88,743	$31,117	$6,269	$1,155	$128	$1,925	$—	$129,337

Commercial and industrial:
Risk Rating
Pass or not rated	$105,148	$34,361	$54,524	$18,110	$44,972	$60,454	$2,541	$320,110
Special Mention	15,015	1,921	785	34	1,956	350	—	20,061
Substandard	—	13	179	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$120,163	$36,295	$55,488	$18,144	$46,928	$60,804	$2,541	$340,363

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014

Lease financing receivables:
Risk Rating
Pass or not rated	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637

Aircraft:
Risk Rating
Pass or not rated	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,429	$—	$208,429
Special Mention	—	—	—	—	—	279	—	279
Substandard	—	—	—	—	—	1,870	—	1,870
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,578	$—	$210,578
Consumer:
Risk Rating
Pass or not rated	$978	$417	$4,694	$4,326	$5,768	$14,613	$—	$30,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	61	194	—	—	277
Doubtful	—	—	—	—	—	—	—	—
Total	$978	$417	$4,716	$4,387	$5,962	$14,613	$—	$31,073

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,550	$—	$850,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,550	$—	$850,550

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$50,987	$—	$50,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$50,987	$—	$50,987

RCS:
Risk Rating
Pass or not rated	$5,524	$3,409	$1,642	$869	$3,699	$77,544	$—	$92,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	379	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$5,524	$3,409	$1,642	$869	$3,699	$77,923	$—	$93,066

Grand Total:
Risk Rating
Pass or not rated	$1,107,641	$663,162	$375,819	$208,648	$626,424	$1,289,690	$86,481	$4,357,865
Special Mention	35,375	4,844	34,094	11,274	29,075	629	—	115,291
Substandard	45	994	1,146	3,703	15,269	2,249	—	23,406
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,143,061	$669,000	$411,059	$223,625	$670,768	$1,292,568	$86,481	$4,496,562

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Rollforward
	Three Months Ended September 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,445	$(3)	$—	$24	$8,466	$8,977	$(677)	$—	$329	$8,629
Nonowner occupied	2,733	63	—	—	2,796	2,551	47	—	—	2,598
Commercial real estate	24,341	(1,413)	—	275	23,203	23,307	286	—	3	23,596
Construction & land development	3,591	331	—	—	3,922	3,299	376	—	—	3,675
Commercial & industrial	3,768	82	—	124	3,974	4,117	(139)	(35)	16	3,959
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	119	—	—	—	119	97	2	—	—	99
Aircraft	400	16	—	—	416	303	23	—	—	326
Home equity	4,113	279	—	7	4,399	4,305	(63)	—	5	4,247
Consumer:
Credit cards	994	(41)	(27)	33	959	949	22	(40)	20	951
Overdrafts	901	57	(288)	53	723	717	143	(195)	88	753
Automobile loans	122	(30)	—	9	101	273	(34)	(19)	6	226
Other consumer	200	(24)	(38)	15	153	467	(28)	(25)	14	428
Total Traditional Banking	49,727	(683)	(353)	540	49,231	49,362	(42)	(314)	481	49,487
Warehouse lines of credit	1,491	(386)	—	—	1,105	2,100	(223)	—	—	1,877
Total Core Banking	51,218	(1,069)	(353)	540	50,336	51,462	(265)	(314)	481	51,364

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	(1,296)	—	1,296	—	—	(2,242)	—	2,242	—
Other TRS loans	—	—	—	—	—	—	(19)	—	19	—
Republic Credit Solutions	13,231	4,008	(2,922)	266	14,583	8,829	3,820	(1,064)	75	11,660
Total Republic Processing Group	13,231	2,712	(2,922)	1,562	14,583	8,829	1,559	(1,064)	2,336	11,660

Total	$64,449	$1,643	$(3,275)	$2,102	$64,919	$60,291	$1,294	$(1,378)	$2,817	$63,024

	ACLL Rollforward
	Nine Months Ended September 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,647	$(272)	$—	$91	$8,466	$9,715	$(1,461)	$—	$375	$8,629
Nonowner occupied	2,700	94	—	2	2,796	2,466	131	—	1	2,598
Commercial real estate	23,769	(843)	—	277	23,203	23,606	336	(428)	82	23,596
Construction & land development	4,128	(206)	—	—	3,922	3,274	401	—	—	3,675
Commercial & industrial	3,487	346	—	141	3,974	2,797	1,170	(35)	27	3,959
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	91	28	—	—	119	106	(7)	—	—	99
Aircraft	357	59	—	—	416	253	73	—	—	326
Home equity	4,111	169	—	119	4,399	4,990	(789)	—	46	4,247
Consumer:
Credit cards	934	50	(97)	72	959	929	108	(130)	44	951
Overdrafts	683	560	(696)	176	723	587	351	(444)	259	753
Automobile loans	186	(98)	—	13	101	399	(178)	(19)	24	226
Other consumer	314	(137)	(68)	44	153	577	(137)	(56)	44	428
Total Traditional Banking	49,407	(250)	(861)	935	49,231	49,699	(2)	(1,112)	902	49,487
Warehouse lines of credit	2,126	(1,021)	—	—	1,105	2,407	(530)	—	—	1,877
Total Core Banking	51,533	(1,271)	(861)	935	50,336	52,106	(532)	(1,112)	902	51,364

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	7,583	(11,505)	3,922	—	—	7,984	(10,226)	2,242	—
Other TRS loans	96	(607)	(154)	665	—	158	(134)	(21)	(3)	—
Republic Credit Solutions	12,948	8,836	(8,005)	804	14,583	8,803	5,037	(2,427)	247	11,660
Total Republic Processing Group	13,044	15,812	(19,664)	5,391	14,583	8,961	12,887	(12,674)	2,486	11,660

Total	$64,577	$14,541	$(20,525)	$6,326	$64,919	$61,067	$12,355	$(13,786)	$3,388	$63,024

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of September 30, 2022 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2022, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	September 30, 2022	December 31, 2021

Loans on nonaccrual status*	$16,322	$20,504
Loans past due 90-days-or-more and still on accrual**	37	48
Total nonperforming loans	16,359	20,552
Other real estate owned	1,634	1,792
Total nonperforming assets	$17,993	$22,344

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.38%	0.46%
Nonperforming assets to total loans (including OREO)	0.42	0.50
Nonperforming assets to total assets	0.30	0.37

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.39%	0.47%
Nonperforming assets to total loans (including OREO)	0.43	0.51
Nonperforming assets to total assets	0.33	0.40
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Traditional Banking:
Residential real estate:
Owner occupied	$13,604	$12,039	$—	$—
Nonowner occupied	125	95	—	—
Commercial real estate	1,051	6,557	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	13	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,291	1,700	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	1
Automobile loans	35	97	—	—
Other consumer	216	3	—	—
Total Traditional Banking	16,322	20,504	—	1
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,322	20,504	—	1

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	—	—	37	47
Total Republic Processing Group	—	—	37	47

Total	$16,322	$20,504	$37	$48

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2022			September 30, 2022	September 30, 2022

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,738	$11,866	$13,604	$163	$734
Nonowner occupied	62	63	125	1	1
Commercial real estate	1,051	—	1,051	680	1,325
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	8	1,283	1,291	31	185
Consumer	19	232	251	4	12
Total	$2,878	$13,444	$16,322	$879	$2,257

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2021			September 30, 2021	September 30, 2021

	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,944	$10,095	$12,039	$225	$672
Nonowner occupied	31	64	95	2	5
Commercial real estate	4,105	2,452	6,557	16	125
Construction & land development	—	—	—	—	—
Commercial & industrial	—	13	13	—	2
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,700	1,700	19	121
Consumer	17	83	100	4	8
	$6,097	$14,407	$20,504	$266	$933

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$1,373	$1,512	$876	$3,761	$860,138	$863,899
Nonowner occupied	—	—	41	41	320,996	321,037
Commercial real estate	—	—	—	—	1,571,593	1,571,593
Construction & land development	—	—	—	—	147,418	147,418
Commercial & industrial	1	—	—	1	404,970	404,971
Paycheck Protection Program	—	—	—	—	7,855	7,855
Lease financing receivables	—	—	—	—	11,333	11,333
Aircraft	—	—	—	—	166,313	166,313
Home equity	—	—	315	315	228,723	229,038
Consumer:
Credit cards	23	10	—	33	14,864	14,897
Overdrafts	155	2	—	157	566	723
Automobile loans	18	31	4	53	7,837	7,890
Other consumer	5	1	1	7	966	973
Total Traditional Banking	1,575	1,556	1,237	4,368	3,743,572	3,747,940
Warehouse lines of credit	—	—	—	—	442,238	442,238
Total Core Banking	1,575	1,556	1,237	4,368	4,185,810	4,190,178

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	295	295
Republic Credit Solutions	5,809	1,676	37	7,522	91,455	98,977
Total Republic Processing Group	5,809	1,676	37	7,522	91,750	99,272

Total	$7,384	$3,232	$1,274	$11,890	$4,277,560	$4,289,450
Delinquency ratio***	0.17%	0.08%	0.03%	0.28%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$606	$383	$610	$1,599	$819,132	$820,731
Nonowner occupied	—	—	—	—	306,323	306,323
Commercial real estate	—	—	5,292	5,292	1,450,717	1,456,009
Construction & land development	—	—	—	—	129,337	129,337
Commercial & industrial	8	—	13	21	340,342	340,363
Paycheck Protection Program	—	—	—	—	56,014	56,014
Lease financing receivables	—	—	—	—	8,637	8,637
Aircraft	—	—	—	—	142,894	142,894
Home equity	38	35	241	314	210,264	210,578
Consumer:
Credit cards	19	11	—	30	14,480	14,510
Overdrafts	160	3	1	164	519	683
Automobile loans	—	—	9	9	14,439	14,448
Other consumer	1	—	—	1	1,431	1,432
Total Traditional Banking	832	432	6,166	7,430	3,494,529	3,501,959
Warehouse lines of credit	—	—	—	—	850,550	850,550
Total Core Banking	832	432	6,166	7,430	4,345,079	4,352,509

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	—	50,987	50,987
Republic Credit Solutions	5,010	978	47	6,035	87,031	93,066
Total Republic Processing Group	5,010	978	47	6,035	138,018	144,053

Total	$5,842	$1,410	$6,213	$13,465	$4,483,097	$4,496,562
Delinquency ratio***	0.13%	0.03%	0.14%	0.30%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2022		December 31, 2021
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,702	$—	$14,798	$—
Nonowner occupied	125	—	95	—
Commercial real estate	848	—	6,736	—
Construction & land development	—	—	—	—
Commercial & industrial	—	188	—	192
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,505	—	1,976	—
Consumer	—	258	—	274
Total Traditional Banking	$20,180	$446	$23,605	$466

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of September 30, 2022 and December 31, 2021, $3 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	71	$3,356	77	$7,058	148	$10,414
Commercial real estate	—	—	1	865	1	865
Commercial & industrial	—	—	1	1	1	1
Consumer	1	10	1,887	418	1,888	428
Total troubled debt restructurings	72	$3,366	1,966	$8,342	2,038	$11,708

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,179	89	$7,856	152	$11,035
Commercial real estate	2	2,575	2	1,239	4	3,814
Commercial & industrial	2	45	1	1	3	46
Consumer	1	12	2,269	479	2,270	491
Total troubled debt restructurings	68	$5,811	2,361	$9,575	2,429	$15,386

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30-days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of September 30, 2022 and December 31, 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	73	$6,632	2	$119	75	$6,751
Principal deferral	6	552	1	157	7	709
Legal modification	57	2,639	9	315	66	2,954
Total residential TDRs	136	9,823	12	591	148	10,414

Commercial related and construction/land development loans:
Rate reduction	1	865	—	—	1	865
Principal deferral	1	1	—	—	1	1
Total commercial TDRs	2	866	—	—	2	866

Consumer loans:
Principal deferral	1,885	414	—	—	1,885	414
Legal modification	3	14	—	—	3	14
Total consumer TDRs	1,888	428	—	—	1,888	428

Total troubled debt restructurings	2,026	$11,117	12	$591	2,038	$11,708

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Interest only payments	—	—	—	—	—	$—
Rate reduction	82	$7,461	4	$303	86	7,764
Principal deferral	7	729	—	—	7	729
Legal modification	48	2,100	11	442	59	2,542
Total residential TDRs	137	10,290	15	745	152	11,035

Commercial related and construction/land development loans:
Interest only payments	—	—	—	—	—	—
Rate reduction	1	919	—	—	1	919
Principal deferral	5	477	1	2,464	6	2,941
Total commercial TDRs	6	1,396	1	2,464	7	3,860

Consumer loans:
Principal deferral	2,266	470	—	—	2,266	470
Legal modification	4	21	—	—	4	21
Total consumer TDRs	2,270	491	—	—	2,270	491

Total troubled debt restructurings	2,413	$12,177	16	$3,209	2,429	$15,386

As of September 30, 2022 and December 31, 2021, 95% and 79% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $804,000 and $2 million of specific ACLL allocations to clients whose loan terms have been modified in TDRs as of September 30, 2022 and December 31, 2021. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of September 30, 2022 or December 31, 2021.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2022 and 2021 that were modified during the three months ended September 30, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	10	$443	1	$47	11	$490
Total residential TDRs	10	443	1	47	11	490

Consumer loans:
Principal deferral	332	62	—	—	332	62
Total consumer TDRs	332	62	—	—	332	62

Total troubled debt restructurings	342	$505	1	$47	343	$552

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	3	$142	1	$14	4	$156
Total residential TDRs	3	142	1	14	4	156

Consumer loans:
Principal deferral	124	13	—	—	124	13
Total consumer TDRs	124	13	—	—	124	13

Total troubled debt restructurings	127	$155	1	$14	128	$169

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2022 and 2021, 91% and 92% of the Bank’s TDR balances that occurred during the third quarters of 2022 and 2021 were performing according to their modified terms. The Bank provided approximately $30,000 and $6,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the third quarters of 2022 and 2021.

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2022 and 2021.

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2022 and 2021 that were modified during the nine months ended September 30, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	17	$954	1	$47	18	$1,001
Total residential TDRs	17	954	1	47	18	1,001

Consumer loans:
Principal deferral	605	109	—	—	605	109
Total consumer TDRs	605	109	—	—	605	109

Total troubled debt restructurings	622	$1,063	1	$47	623	$1,110

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
September 30, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	—	$—	1	$160	1	160
Legal modification	6	378	5	288	11	666
Total residential TDRs	6	378	6	448	12	826

Consumer loans:
Principal deferral	556	72	—	—	556	72
Legal modification	1	3	—	—	1	3
Total consumer TDRs	557	75	—	—	557	75

Total troubled debt restructurings	563	$453	6	$448	569	$901

The tables above are inclusive of loans that were TDRs at the end of previous periods and were re-modified, e.g., a maturity date extension during the current period.

As of September 30, 2022 and 2021, 96% and 50% of the Bank’s TDR balances that occurred during the first nine months of 2022 and 2021 were performing according to their modified terms. The Bank provided approximately $53,000 and $38,000 in specific ACLL allocations to clients whose loan terms were modified in TDRs during the first nine months of 2022 and 2021.

There was no significant change between the pre and post modification loan balances for the nine months ending September 30, 2022 and 2021.

The following table presents loans by class modified as troubled debt restructurings within the previous 12 months of September 30, 2022 and 2021 and for which there was a payment default during the three and/or nine months ended September 30, 2022 and 2021.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
		Recorded	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	1	$47	2	$179	3	$83	6	$468
Commercial real estate	—	—	—	—	—	—	1	116
Home equity	—	—	1	14	1	10	1	14

Total	1	$47	3	$193	4	$93	8	$598

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2022	December 31, 2021

Commercial real estate	$1,634	$1,792

Total other real estate owned	$1,634	$1,792

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	September 30, 2022	December 31, 2021

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$762	$508

Easy Advances

The Company’s TRS segment offered its EA product during the first two months of 2022 and 2021. During the first quarter of each year, the Company bases its estimated Provision for EAs on the current year’s EA delinquency information and prior years’ tax refund payment patterns subsequent to the first quarter. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans, unless such collections are subject to guarantor reimbursement under a loan-loss guaranty.

Information regarding EAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Easy Advances originated	$—	$—	$311,207	$250,045
Net charge (credit) to the Provision for Easy Advances	(1,296)	(2,242)	7,583	7,984
Provision to total Easy Advances originated	NA	NA	2.44%	3.19%
Easy Advances net charge-offs (recoveries)	$(1,296)	$(2,242)	$7,583	$7,984
Easy Advances net charge-offs (recoveries) to total Easy Advances originated	NA	NA	2.44%	3.19%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2022	December 31, 2021

Core Bank:
Demand	$1,398,760	$1,381,522
Money market accounts	764,523	789,876
Savings	331,300	311,624
Individual retirement accounts (1)	40,658	43,724
Time deposits, $250 and over (1)	61,579	81,050
Other certificates of deposit (1)	135,836	154,174
Reciprocal money market and time deposits (1)	44,534	77,950
Total Core Bank interest-bearing deposits	2,777,190	2,839,920
Total Core Bank noninterest-bearing deposits	1,581,663	1,579,173
Total Core Bank deposits	4,358,853	4,419,093

Republic Processing Group:
Money market accounts	9,195	9,717
Total RPG interest-bearing deposits	9,195	9,717

Brokered prepaid card deposits	332,655	320,907
Other noninterest-bearing deposits	99,805	90,701
Total RPG noninterest-bearing deposits	432,460	411,608
Total RPG deposits	441,655	421,325

Total deposits	$4,800,508	$4,840,418
(1)	Includes time deposit.

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

As of September 30, 2022 and December 31, 2021, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	September 30, 2022	December 31, 2021

Outstanding balance at end of period	$209,376	$290,967
Weighted average interest rate at end of period	0.33%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$230,798	$108,813
Mortgage backed securities - residential	23,208	167,561
Collateralized mortgage obligations	—	33,441
Total securities pledged	$254,006	$309,815

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$220,149	$242,867	$271,276	$201,992
Average interest rate during the period	0.17%	0.03%	0.08%	0.02%
Maximum outstanding at any month end during the period	$209,376	$307,358	$303,315	$307,358

7. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of September 30, 2022, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 12 such operating leases contracted with a related party of the Company. As of September 30, 2022, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded two new third-party office leases, renewed one of its existing related-party leases, and extended six of its third-party leases during the first nine months of 2022, with a related total right-of-use asset value of $6 million connected to this 2022 activity.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Operating lease expense:
Related Party:
Variable lease expense	$1,101	$1,224	$3,635	$3,662
Fixed lease expense	57	34	149	102
Third Party:
Variable lease expense	222	197	639	590
Fixed lease expense	346	337	1,040	1,021
Total operating lease expense	$1,726	$1,792	$5,463	$5,375

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,709	$1,793	$5,121	$5,390
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	—	453	—
Short-term lease payments not included in the measurement of lease liabilities	—	—	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Weighted average remaining term in years	8.28	7.57
Weighted average discount rate	2.66%	3.05%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2022:

Year (dollars in thousands)	Related Party	Third Party	Total

2022	$1,062	$664	$1,726
2023	4,274	2,522	6,796
2024	4,189	2,143	6,332
2025	4,053	1,609	5,662
2026	4,124	1,310	5,434
Thereafter	16,375	4,593	20,968
Total undiscounted cash flows	$34,077	$12,841	$46,918
Discount applied to cash flows	(3,216)	(1,593)	(4,809)
Total discounted cash flows reported as operating lease liabilities	$30,861	$11,248	$42,109

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Overnight advances	$—	$25,000
Fixed interest rate advances	20,000	—
Total FHLB advances	$20,000	$25,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2022 and December 31, 2021, Republic had available borrowing capacity of $940 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of September 30, 2022 and December 31, 2021.

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

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021

Average outstanding balance during the period	$—	$25,000	$5,641	$30,037
Average interest rate during the period	—%	0.10%	0.15%	0.15%
Maximum outstanding at any month end during the period	$—	$25,000	$25,000	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2022	December 31, 2021

First lien, single family residential real estate	$1,070,626	$1,041,461
Home equity lines of credit	207,824	186,396

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2022	December 31, 2021

Unused warehouse lines of credit	$739,723	$565,950
Unused home equity lines of credit	395,240	348,681
Unused loan commitments - other	857,333	828,229
Standby letters of credit	10,373	11,305
FHLB letter of credit	643	643
Total commitments	$2,003,312	$1,754,808

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

The following tables present a rollforward of the ACLC for the three and nine months ended September 30, 2022 and 2021:

	ACLC Rollforward
	Three Months Ended
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$162	$28	$—	$—	$190	$140	$—	$—	$—	$140
Unused home equity lines of credit	277	20	—	—	297	213	29	—	—	242
Unused loan commitments - other	661	32	—	—	693	581	(26)	—	—	555

Total	$1,100	$80	$—	$—	$1,180	$934	$3	$—	$—	$937

	ACLC Rollforward
	Nine Months Ended September 30,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$154	$36	$—	$—	$190	$79	$61	$—	$—	$140
Unused home equity lines of credit	247	50	—	—	297	173	69	—	—	242
Unused loan commitments - other	651	42	—	—	693	737	(182)	—	—	555

Total	$1,052	$128	$—	$—	$1,180	$989	$(52)	$—	$—	$937

The Company increased its ACLC during the three and nine months ended September 30, 2022 based primarily on an increase in total unused commitments.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of September 30, 2022. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of September 30, 2022 is presented net of any applicable ACL.

	Fair Value Measurements at
	September 30, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$203,013	$207,422	$—	$410,435
Private label mortgage-backed security	—	—	2,284	2,284
Mortgage-backed securities - residential	—	180,404	—	180,404
Collateralized mortgage obligations	—	22,916	—	22,916
Corporate bonds	—	9,998	—	9,998
Trust preferred security	—	—	3,910	3,910
Total available-for-sale debt securities	$203,013	$420,740	$6,194	$629,947

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$175	$—	$175
Total equity securities with readily determinable fair value	$—	$175	$—	$175

Mortgage loans held for sale	$—	$2,912	$—	$2,912
Consumer loans held for sale	—	—	8,796	8,796
Consumer loans held for investment	—	—	11	11
Mandatory forward contracts	—	639	—	639
Interest rate swap agreements	—	7,121	—	7,121

Financial liabilities:
Rate lock loan commitments	$—	$175	$—	$175
Interest rate swap agreements	—	7,121	—	7,121

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,112	$167,347	$—	$237,459
Private label mortgage-backed security	—	—	2,731	2,731
Mortgage-backed securities - residential	—	210,749	—	210,749
Collateralized mortgage obligations	—	30,294	—	30,294
Corporate bonds	—	10,046	—	10,046
Trust preferred security	—	—	3,847	3,847
Total available-for-sale debt securities	$70,112	$418,436	$6,578	$495,126

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,450	—	—	2,450
Total equity securities with readily determinable fair value	$2,450	$170	$—	$2,620

Mortgage loans held for sale	$—	$29,393	$—	$29,393
Consumer loans held for sale	—	—	19,747	19,747
Consumer loans held for investment	—	—	170	170
Rate lock loan commitments	—	1,404	—	1,404
Mandatory forward contracts	—	66	—	66
Interest rate swap agreements	—	5,786	—	5,786

Financial liabilities:
Interest rate swap agreements	—	5,786	—	5,786

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and nine months ended September 30, 2022 and 2021.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$2,478	$2,824	$2,731	$2,957
Total gains or losses included in earnings:
Net change in unrealized gain	1	13	10	62
Principal paydowns	(195)	(57)	(457)	(239)
Balance, end of period	$2,284	$2,780	$2,284	$2,780

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
September 30, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,284	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,731	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$3,824	$3,700	$3,847	$3,800
Total gains or losses included in earnings:
Discount accretion	14	14	42	40
Net change in unrealized gain	72	136	21	10
Balance, end of period	$3,910	$3,850	$3,910	$3,850

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2022 and December 31, 2021.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Aggregate fair value	$2,912	$29,393
Contractual balance	2,925	28,668
Unrealized (loss) gain	(13)	725

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2022 and 2021 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Interest income	$112	$253	$469	$802
Change in fair value	(141)	(373)	(738)	(1,527)
Total included in earnings	$(29)	$(120)	$(269)	$(725)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2022 and December 31, 2021.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,796	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$19,747	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	September 30, 2022	December 31, 2021

Aggregate fair value	$8,796	$19,747
Contractual balance	8,868	19,633
Unrealized (loss) gain	(72)	114

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Interest income	$3,009	$2,102	$8,889	$4,070
Change in fair value	32	(16)	(186)	62
Total included in earnings	$3,041	$2,086	$8,703	$4,132

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,314	$1,314
Commercial real estate	—	—	944	944
Total collateral-dependent loans*	$—	$—	$2,258	$2,258

Other real estate owned:
Commercial real estate	$—	$—	$1,634	$1,634
Total other real estate owned	$—	$—	$1,634	$1,634

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,626	$1,626
Commercial real estate	—	—	2,841	2,841
Home equity	—	—	378	378
Total collateral-dependent loans*	$—	$—	$4,845	$4,845

Other real estate owned:
Residential real estate	$—	$—	$1,792	$1,792
Total other real estate owned	$—	$—	$1,792	$1,792

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,314	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$944	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,634	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,626	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$2,841	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$378	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-4% (3%)

Other real estate owned - commercial real estate	$1,792	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

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

Collateral-dependent loans are as follows:

(in thousands)	September 30, 2022	December 31, 2021

Carrying amount of loans measured at fair value	$1,815	$4,928
Estimated selling costs considered in carrying amount	479	842
Valuation allowance	(36)	(925)
Total fair value	$2,258	$4,845

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Provision on collateral-dependent loans	$(7)	$345	$(11)	$393

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2022	December 31, 2021

Other real estate owned carried at fair value	$1,634	$1,792
Other real estate owned carried at cost	—	—
Total carrying value of other real estate owned	$1,634	$1,792

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Other real estate owned write-downs during the period	$53	$53	$158	$158

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$754,393	$754,393	$—	$—	$754,393
Available-for-sale debt securities	629,947	203,013	420,740	6,194	629,947
Held-to-maturity debt securities	32,628	—	32,621	—	32,621
Equity securities with readily determinable fair values	175	—	175	—	175
Mortgage loans held for sale, at fair value	2,912	—	2,912	—	2,912
Consumer loans held for sale, at fair value	8,796	—	—	8,796	8,796
Consumer loans held for sale, at the lower of cost or fair value	12,679	—	—	12,679	12,679
Loans, net	4,224,531	—	—	4,048,246	4,048,246
Federal Home Loan Bank stock	8,568	—	—	—	NA
Accrued interest receivable	11,102	—	11,102	—	11,102
Mortgage servicing rights	9,177	—	17,592	—	17,592
Mandatory forward contracts	639	—	639	—	639
Interest rate swap agreements	7,121	—	7,121	—	7,121

Liabilities:
Noninterest-bearing deposits	$2,014,123	$—	$2,014,123	$—	$2,014,123
Transaction deposits	2,540,961	—	2,540,961	—	2,540,961
Time deposits	245,424	—	239,058	—	239,058
Securities sold under agreements to repurchase and other short-term borrowings	209,376	—	209,376	—	209,376
Federal Home Loan Bank advances	20,000	—	21,671	—	21,671
Accrued interest payable	193	—	193	—	193
Rate lock loan commitments	175	—	175	—	175
Interest rate swap agreements	7,121	—	7,121	—	7,121

		Fair Value Measurements at
		December 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$756,971	$756,971	$—	$—	$756,971
Available-for-sale debt securities	495,126	70,112	418,436	6,578	495,126
Held-to-maturity debt securities	44,299	—	44,764	—	44,764
Equity securities with readily determinable fair values	2,620	2,450	170	—	2,620
Mortgage loans held for sale, at fair value	29,393	—	29,393	—	29,393
Consumer loans held for sale, at fair value	19,747	—	—	19,747	19,747
Consumer loans held for sale, at the lower of cost or fair value	2,937	—	—	2,937	2,937
Loans, net	4,431,985	—	—	4,445,244	4,445,244
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,877	—	9,877	—	9,877
Mortgage servicing rights	9,196	—	11,540	—	11,540
Rate lock loan commitments	1,404	—	1,404	—	1,404
Mandatory forward contracts	66	—	66	—	66
Interest rate swap agreements	5,786	—	5,786	—	5,786

Liabilities:
Noninterest-bearing deposits	$1,990,781	$—	$1,990,781	$—	$1,990,781
Transaction deposits	2,553,423	—	2,553,423	—	2,553,423
Time deposits	296,214	—	298,236	—	298,236
Securities sold under agreements to repurchase and other short-term borrowings	290,967	—	290,967	—	290,967
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	159	—	159	—	159
Interest rate swap agreements	5,786	—	5,786	—	5,786

11. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$8,491	$32,401	$29,393	$46,867
Origination of mortgage loans held for sale	32,856	170,482	195,006	525,246
Proceeds from the sale of mortgage loans held for sale	(39,220)	(182,422)	(226,191)	(562,661)
Net gain on sale of mortgage loans held for sale	785	5,330	4,704	16,339
Balance, end of period	$2,912	$25,791	$2,912	$25,791

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Net gain realized on sale of mortgage loans held for sale	$1,041	$5,008	$6,448	$18,764
Net change in fair value recognized on loans held for sale	(141)	(373)	(738)	(1,527)
Net change in fair value recognized on rate lock loan commitments	(395)	(258)	(1,579)	(2,596)
Net change in fair value recognized on forward contracts	280	953	573	1,698
Net gain recognized	785	5,330	4,704	16,339

Loan servicing income	894	832	2,643	2,433
Amortization of mortgage servicing rights	(525)	(882)	(1,773)	(2,617)
Change in mortgage servicing rights valuation allowance	—	—	—	500
Net servicing income recognized	369	(50)	870	316
Total Mortgage Banking income	$1,154	$5,280	$5,574	$16,655

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Balance, beginning of period	$9,407	$8,335	$9,196	$7,095
Additions	296	1,414	1,755	3,889
Amortized to expense	(525)	(882)	(1,773)	(2,617)
Change in valuation allowance	—	—	—	500
Balance, end of period	$9,178	$8,867	$9,178	$8,867

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Beginning valuation allowance	$—	$—	$—	$500
Charge during the period	—	—	—	(500)
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2022	December 31, 2021

Fair value of mortgage servicing rights portfolio	$17,592	$11,540
Monthly weighted average prepayment rate of unpaid principal balance*	125%	208%
Discount rate	10.21%	10.15%
Weighted average foreclosure rate	0.13%	0.19%
Weighted average life in years	7.60	5.93
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2022		December 31, 2021
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$2,925	$2,912	$28,668	$29,393

Included in other assets:
Rate lock loan commitments	$—	$—	$56,736	$1,404
Mandatory forward contracts	13,852	639	70,812	66

Included in other liabilities:
Rate lock loan commitments	$12,168	$175	$—	$—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2022		December 31, 2021
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$—	$—	$107,502	$5,786
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	92,743	(7,121)	16,423	(298)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$92,743	$(7,121)	$123,925	$5,488

Offsetting interest rate swaps with institutional swap dealer	Pay fixed/receive variable	92,743	7,121	123,925	(5,488)
Total		$185,486	$—	$247,850	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $0 and $6.8 million as of September 30, 2022 and December 31, 2021.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021

Net income	$19,483	$20,009	$71,310	$69,984
Dividends declared on Common Stock:
Class A Shares	(5,995)	(5,557)	(18,123)	(16,980)
Class B Shares	(669)	(606)	(2,010)	(1,830)
Undistributed net income for basic earnings per share	12,819	13,846	51,177	51,174
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(21)	(17)	(70)	(40)
Undistributed net income for diluted earnings per share	$12,798	$13,829	$51,107	$51,134

Weighted average shares outstanding:
Class A Shares	17,759	18,342	17,904	18,625
Class B Shares	2,160	2,166	2,162	2,182
Effect of dilutive securities on Class A Shares outstanding	62	83	68	72
Weighted average shares outstanding including dilutive securities	19,981	20,591	20,134	20,879

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31	$1.02	$0.92
Undistributed earnings per share*	0.65	0.68	2.58	2.48
Total basic earnings per share - Class A Common Stock	$0.99	$0.99	$3.60	$3.40

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28	$0.93	$0.84
Undistributed earnings per share*	0.59	0.62	2.34	2.26
Total basic earnings per share - Class B Common Stock	$0.90	$0.90	$3.27	$3.10

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.34	$0.31	$1.02	$0.92
Undistributed earnings per share*	0.65	0.68	2.56	2.47
Total diluted earnings per share - Class A Common Stock	$0.99	$0.99	$3.58	$3.39

Class B Common Stock:
Per share dividends distributed	$0.31	$0.28	$0.93	$0.84
Undistributed earnings per share*	0.59	0.62	2.33	2.25
Total diluted earnings per share - Class B Common Stock	$0.90	$0.90	$3.26	$3.09
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Antidilutive stock options	180,000	141,000	180,000	144,000
Average antidilutive stock options	177,000	141,000	174,000	144,000

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Available-for-Sale Debt Securities:
Unrealized losses on AFS debt securities	$(15,510)	$(1,899)	$(46,892)	$(4,542)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	1	13	10	62
Net losses	(15,509)	(1,886)	(46,882)	(4,480)
Tax effect	3,875	471	11,720	1,119
Net of tax	(11,634)	(1,415)	$(35,162)	$(3,361)

The following is a summary of the AOCI balances, net of tax:

		2022
(in thousands)	December 31, 2021	Change	September 30, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(35,169)	$(34,279)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	7	991
Total unrealized gain (loss)	$1,874	$(35,162)	$(33,288)

		2021
(in thousands)	December 31, 2020	Change	September 30, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(3,407)	$4,164
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	46	984
Total unrealized gain (loss)	$8,509	$(3,361)	$5,148

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$46,562	$3,011	$112	$49,685	$1,709	$6,642	$8,351	$58,036

Noninterest income:
Service charges on deposit accounts	3,397	13	—	3,410	(1)	—	(1)	3,409
Net refund transfer fees	—	—	—	—	593	—	593	593
Mortgage banking income (1)	—	—	1,154	1,154	—	—	—	1,154
Interchange fee income	3,292	—	—	3,292	30	—	30	3,322
Program fees (1)	—	—	—	—	724	4,208	4,932	4,932
Increase in cash surrender value of BOLI (1)	617	—	—	617	—	—	—	617
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Other	1,007	—	33	1,040	33	—	33	1,073
Total noninterest income	8,260	13	1,187	9,460	1,379	4,208	5,587	15,047

Total net revenue	$54,822	$3,024	$1,299	$59,145	$3,088	$10,850	$13,938	$73,083

Net-revenue concentration (2)	75%	4%	2%	81%	4%	15%	19%	100%

	Three Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$40,297	$6,291	$253	$46,841	$294	$5,994	$6,288	$53,129

Noninterest income:
Service charges on deposit accounts	3,262	15	—	3,277	—	—	—	3,277
Net refund transfer fees	—	—	—	—	1,280	—	1,280	1,280
Mortgage banking income (1)	—	—	5,280	5,280	—	—	—	5,280
Interchange fee income	3,198	—	—	3,198	65	—	65	3,263
Program fees (1)	—	—	—	—	762	3,256	4,018	4,018
Increase in cash surrender value of BOLI (1)	626	—	—	626	—	—	—	626
Net losses on OREO	(52)	—	—	(52)	—	—	—	(52)
Other	1,071	—	62	1,133	—	—	—	1,133
Total noninterest income	8,105	15	5,342	13,462	2,107	3,256	5,363	18,825

Total net revenue	$48,402	$6,306	$5,595	$60,303	$2,401	$9,250	$11,651	$71,954

Net-revenue concentration (2)	67%	9%	8%	84%	3%	13%	16%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$121,868	$11,412	$469	$133,749	$18,751	$19,380	$38,131	$171,880

Noninterest income:
Service charges on deposit accounts	9,971	38	—	10,009	(11)	—	(11)	9,998
Net refund transfer fees	—	—	—	—	16,594	—	16,594	16,594
Mortgage banking income (1)	—	—	5,574	5,574	—	—	—	5,574
Interchange fee income	9,693	—	—	9,693	160	—	160	9,853
Program fees (1)	—	—	—	—	2,187	10,484	12,671	12,671
Increase in cash surrender value of BOLI (1)	1,852	—	—	1,852	—	—	—	1,852
Net losses on OREO	(158)	—	—	(158)	—	—	—	(158)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	1,867	—	113	1,980	250	—	250	2,230
Total noninterest income	23,225	38	5,687	28,950	37,180	10,484	47,664	76,614

Total net revenue	$145,093	$11,450	$6,156	$162,699	$55,931	$29,864	$85,795	$248,494

Net-revenue concentration (2)	58%	5%	2%	65%	23%	12%	35%	100%

	Nine Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$119,677	$19,387	$802	$139,866	$15,593	$15,840	$31,433	$171,299

Noninterest income:
Service charges on deposit accounts	9,188	43	—	9,231	(10)	—	(10)	9,221
Net refund transfer fees	2	—	—	2	19,922	—	19,922	19,924
Mortgage banking income (1)	—	—	16,655	16,655	—	—	—	16,655
Interchange fee income	9,534	—	—	9,534	237	—	237	9,771
Program fees (1)	—	—	—	—	2,373	7,196	9,569	9,569
Increase in cash surrender value of BOLI (1)	1,616	—	—	1,616	—	—	—	1,616
Net losses on OREO	(107)	—	—	(107)	—	—	—	(107)
Other	2,628	—	140	2,768	77	—	77	2,845
Total noninterest income	22,861	43	16,795	39,699	22,599	7,196	29,795	69,494

Total net revenue	$142,538	$19,430	$17,597	$179,565	$38,192	$23,036	$61,228	$240,793

Net-revenue concentration (2)	59%	8%	7%	74%	16%	10%	26%	100%

(3)	This revenue is not subject to ASC 606.
(4)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of September 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$46,562	$3,011	$112	$49,685	$1,709	$6,642	$8,351	$58,036

Provision for expected credit loss expense	(753)	(386)	—	(1,139)	(1,296)	4,008	2,712	1,573

Net refund transfer fees	—	—	—	—	593	—	593	593
Mortgage banking income	—	—	1,154	1,154	—	—	—	1,154
Program fees	—	—	—	—	724	4,208	4,932	4,932
Other noninterest income	8,260	13	33	8,306	62	—	62	8,368
Total noninterest income	8,260	13	1,187	9,460	1,379	4,208	5,587	15,047

Total noninterest expense	37,777	851	2,005	40,633	3,248	2,224	5,472	46,105

Income (loss) before income tax expense	17,798	2,559	(706)	19,651	1,136	4,618	5,754	25,405
Income tax expense (benefit)	4,278	572	(156)	4,694	202	1,026	1,228	5,922

Net income (loss)	$13,520	$1,987	$(550)	$14,957	$934	$3,592	$4,526	$19,483

Period-end assets	$5,036,343	$441,885	$16,418	$5,494,646	$395,873	$109,144	$505,017	$5,999,663

Net interest margin	3.63%	2.54%	NM	3.54%	NM	NM	NM	4.05%

Net-revenue concentration*	75%	4%	2%	81%	4%	15%	19%	100%

	Three Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$40,297	$6,291	$253	$46,841	$294	$5,994	$6,288	$53,129

Provision for expected credit loss expense	(44)	(223)	—	(267)	(2,261)	3,820	1,559	1,292

Net refund transfer fees	—	—	—	—	1,280	—	1,280	1,280
Mortgage banking income	—	—	5,280	5,280	—	—	—	5,280
Program fees	—	—	—	—	762	3,256	4,018	4,018
Other noninterest income	8,105	15	62	8,182	65	—	65	8,247
Total noninterest income	8,105	15	5,342	13,462	2,107	3,256	5,363	18,825

Total noninterest expense	35,924	1,056	3,257	40,237	2,966	1,232	4,198	44,435

Income before income tax expense	12,522	5,473	2,338	20,333	1,696	4,198	5,894	26,227
Income tax expense	3,038	1,258	514	4,810	371	1,037	1,408	6,218

Net income	$9,484	$4,215	$1,824	$15,523	$1,325	$3,161	$4,486	$20,009

Period-end assets	$4,907,503	$750,266	$41,196	$5,698,965	$365,552	$123,117	$488,669	$6,187,634

Net interest margin	3.22%	3.51%	NM	3.25%	NM	NM	NM	3.61%

Net-revenue concentration*	67%	9%	8%	84%	3%	13%	16%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$121,868	$11,412	$469	$133,749	$18,751	$19,380	$38,131	$171,880

Provision for expected credit loss expense	(287)	(1,021)	—	(1,308)	6,976	8,836	15,812	14,504

Net refund transfer fees	—	—	—	—	16,594	—	16,594	16,594
Mortgage banking income	—	—	5,574	5,574	—	—	—	5,574
Program fees	—	—	—	—	2,187	10,484	12,671	12,671
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	23,225	38	113	23,376	399	—	399	23,775
Total noninterest income	23,225	38	5,687	28,950	37,180	10,484	47,664	76,614

Total noninterest expense	114,310	2,838	7,527	124,675	11,926	5,730	17,656	142,331

Income (loss) before income tax expense	31,070	9,633	(1,371)	39,332	37,029	15,298	52,327	91,659
Income tax expense (benefit)	6,397	2,168	(302)	8,263	8,573	3,513	12,086	20,349

Net income (loss)	$24,673	$7,465	$(1,069)	$31,069	$28,456	$11,785	$40,241	$71,310

Period-end assets	$5,036,343	$441,885	$16,418	$5,494,646	$395,873	$109,144	$505,017	$5,999,663

Net interest margin	3.20%	2.79%	NM	3.16%	NM	NM	NM	3.95%

Net-revenue concentration*	58%	5%	2%	65%	23%	12%	35%	100%

	Nine Months Ended September 30, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$119,677	$19,387	$802	$139,866	$15,593	$15,840	$31,433	$171,299

Provision for expected credit loss expense	(126)	(530)	—	(656)	7,850	5,037	12,887	12,231

Net refund transfer fees	2	—	—	2	19,922	—	19,922	19,924
Mortgage banking income	—	—	16,655	16,655	—	—	—	16,655
Program fees	—	—	—	—	2,373	7,196	9,569	9,569
Other noninterest income	22,859	43	140	23,042	304	—	304	23,346
Total noninterest income	22,861	43	16,795	39,699	22,599	7,196	29,795	69,494

Total noninterest expense	110,191	3,150	9,384	122,725	11,965	3,340	15,305	138,030

Income before income tax expense	32,473	16,810	8,213	57,496	18,377	14,659	33,036	90,532
Income tax expense	6,718	3,919	1,807	12,444	4,467	3,637	8,104	20,548

Net income	$25,755	$12,891	$6,406	$45,052	$13,910	$11,022	$24,932	$69,984

Period-end assets	$4,907,503	$750,266	$41,196	$5,698,965	$365,552	$123,117	$488,669	$6,187,634

Net interest margin	3.21%	3.47%	NM	3.24%	NM	NM	NM	3.86%

Net-revenue concentration*	59%	8%	7%	74%	16%	10%	26%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. SUBSEQUENT EVENT – AGREEMENT AND PLAN OF MERGER

On October 26, 2022, the Company, RB&T, and CBank entered into the CBank Agreement.  Upon completion of the transaction, CBank will be merged with and into RB&T, with RB&T as the survivor of the merger.  CBank is headquartered in Cincinnati, Ohio.

Under the terms of the CBank Agreement, the Company will acquire all of CBank’s outstanding common stock in an all-cash direct merger of CBank with RB&T, resulting in a total cash payment of approximately $51 million to CBank’s existing shareholders. Republic expects to fund the cash payment through existing resources on-hand at RB&T. The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval by CBank’s shareholders. The CBank Agreement also contains reciprocal termination provisions in the event the transaction does not receive the required regulatory approvals within six months of the effective date of the CBank Agreement or if certain minimum capital levels are not maintained by CBank as of the closing date.

The CBank Agreement was unanimously approved by the Republic, RB&T and CBank boards of directors on October 25, 2022.  In connection with entering into the CBank Agreement, Republic entered into customary support agreements with the members of CBank’s board of directors and other shareholders in their capacities as shareholders of CBank (the “CBank Support Agreements”). Subject to the terms and conditions, and non-termination, of the CBank Support Agreements, each such shareholder agreed, among other things, to vote his or her respective shares of CBank Common Stock in favor of the approval of the CBank Agreement and the transaction contemplated thereby, and against alternative acquisition proposals.  The CBank Support Agreements do not prevent the shareholders, in their capacity as directors, from exercising their fiduciary obligations in connection with alternative acquisition proposals. The CBank Agreement provides certain termination rights for both Republic and CBank and further provides that a termination fee of $2,040,000 will be payable by CBank to Republic upon termination of the CBank Agreement under certain circumstances, including CBank’s termination of the CBank Agreement to accept a Superior Proposal (as defined in the CBank Agreement).

As of September 30, 2022, CBank had approximately $271 million in assets, consisting of approximately $214 million in gross loans, no other real estate owned, approximately $17 million of marketable securities, approximately $35 million in cash and cash equivalents and approximately $8 million in other assets. As of September 30, 2022, CBank had approximately $242 million of liabilities, including approximately $240 million in customer deposits and $1 million in FHLB advances.

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

Broadly speaking, forward-looking statements include:

●	the potential impact of the COVID pandemic on Company operations;
●	the potential impact of inflation on Company operations;
●	projections of revenue, income, expenses, losses, earnings per share, capital expenditures, dividends, capital structure, loan volume, loan growth, deposit growth, or other financial items;
●	descriptions of plans or objectives for future operations, products, or services;
●	descriptions and projections related to management strategies for loans, deposits, investments, and borrowings;
●	forecasts of future economic performance; and
●	descriptions of assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of the COVID pandemic on the Company’s operations and credit losses;
●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;

●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected EA and RT volume anticipated by TRS;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and Part II Item 1A “Risk Factors” of the current filing.

On October 26, 2022, Republic, the Bank and CBank entered into the CBank Agreement. Upon completion of the transaction, CBank will be merged with and into RB&T, with RB&T as the survivor of the merger. CBank is headquartered in Cincinnati, Ohio. This document contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Republic with the SEC, risks and uncertainties for Republic, CBank and the combined company include, but are not limited to: the ability for CBank to receive shareholder approval for the CBank Agreement, for all parties to receive regulatory approvals as provided for in the CBank Agreement, the ability to grow CBank loan and deposit balances post-acquisition, unanticipated post-acquisition loan losses for Republic on CBank-originated loans, the ability of Republic to integrate acquired operations including obtaining synergies, integration objectives and anticipated timelines, the ability of Republic to integrate, manage and keep secure our information systems, and other factors set forth as “Risk Factors” at Part II, Item 1A in the Company’s Form 10-K for the period ended December 31, 2021.

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

ACLL and Provision — As of September 30, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of September 30, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2022, Republic had 42 full-service banking centers with locations as follows:

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

The Company reports fees paid for the EA product as interest income on loans. During 2021, EAs were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. EAs do not have a contractual due date but the

Company considered an EA delinquent in 2022 and 2021 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on EAs are estimated when advances are made. Unpaid EAs are charged-off by June 30th of each year, with EAs collected during the second half of each year recorded as recoveries of previously charged-off loans, unless such collections are subject to guarantor reimbursement under a loan-loss guaranty.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the EAs product parameters. In addition, as part of its normal annual marketing and sales process, TRS renews existing contracts and enters into new contracts to offer EA products through additional Tax Providers. Further changes in EA product parameters and/or new contracts with new Tax Providers do not ensure positive results and could have an overall material negative impact on the performance of the EA product offering and therefore on the Company’s financial condition and results of operations.

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

In accordance with the Settlement Agreement, on June 6, 2022, Green Dot paid $13 million to the Bank, which was in addition to a $5 million termination fee that Green Dot paid to the Bank during the first quarter of 2022 under the terms of the TRS Purchase Agreement. On June 6, 2022, the Bank and Green Dot filed a stipulation of dismissal of the Lawsuit with the Delaware Court of Chancery, which was effective to dismiss the Lawsuit when filed.

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

RECENT DEVELOPMENTS

Bank Acquisition

On October 26, 2022, the Company, RB&T, and CBank entered into the CBank Agreement.  Upon completion of the transaction, CBank will be merged with and into RB&T, with RB&T as the survivor of the merger.  CBank is headquartered in Cincinnati, Ohio.

Under the terms of the CBank Agreement, the Company will acquire all of CBank’s outstanding common stock in an all-cash direct merger of CBank with RB&T, resulting in a total cash payment of approximately $51 million to CBank’s existing shareholders. Republic expects to fund the cash payment through existing resources on-hand at RB&T. The completion of the transaction is subject to customary closing conditions, including regulatory approval and approval by CBank’s shareholders. The CBank Agreement also contains reciprocal termination provisions in the event the transaction does not receive the required regulatory approvals within six months of the effective date of the CBank Agreement or if certain minimum capital levels are not maintained by CBank as of the closing date.

The CBank Agreement was unanimously approved by the Republic, RB&T and CBank boards of directors on October 25, 2022.  In connection with entering into the CBank Agreement, Republic entered into customary support agreements with the members of CBank’s board of directors and other shareholders in their capacities as shareholders of CBank (the “CBank Support Agreements”). Subject to the terms and conditions, and non-termination, of the CBank Support Agreements, each such shareholder agreed, among other things, to vote his or her respective shares of CBank Common Stock in favor of the approval of the CBank Agreement and the transaction contemplated thereby, and against alternative acquisition proposals.  The CBank Support Agreements do not prevent the shareholders, in their capacity as directors, from exercising their fiduciary obligations in connection with alternative acquisition proposals. The CBank Agreement provides certain termination rights for both Republic and CBank and further provides that a termination fee of $2,040,000 will be payable by CBank to Republic upon termination of the CBank Agreement under certain circumstances, including CBank’s termination of the CBank Agreement to accept a Superior Proposal (as defined in the CBank Agreement).

As of September 30, 2022, CBank had approximately $271 million in assets, consisting of approximately $214 million in gross loans, no other real estate owned, approximately $17 million of marketable securities, approximately $35 million in cash and cash equivalents and approximately $8 million in other assets. As of September 30, 2022, CBank had approximately $242 million of liabilities, including approximately $240 million in customer deposits and $1 million in Federal Home Loan Bank advances.

Tax Refund Solutions

On October 19, 2022, TRS entered into a new agreement with a large Tax Provider, for which TRS had previously only provided RTs. As part of the new agreement, TRS will be the exclusive provider of refund advance loans originated through this provider through October 2025. As a result of the new agreement, management expects to increase its calendar-year 2023 refund advance origination volume an additional $400 million to $600 million over the $311 million, in total EA loans, TRS originated during the 2022 calendar year.

OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021)

Total Company net income for the third quarter of 2022 was $19.5 million, a decrease of $526,000 from the same period in 2021. Diluted EPS remained at $0.99 for the third quarter of 2022 compared to $0.99 for the same period in 2021. The decrease in net income primarily reflected the following:

●	A $4.1 million decrease in Mortgage Banking income;

●	A $1.7 million increase in noninterest expense; and

●	An offsetting $4.9 million increase in net interest income.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income increased $4.0 million, 43%, for the third quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $6.3 million, or 16%, for the third quarter of 2022 compared to the same period in 2021.

●	Provision was a net credit of $753,000 for the third quarter of 2022 compared to a net credit of $44,000 for the same period in 2021.

●	Noninterest income increased $155,000, or 2%, for the third quarter of 2022 compared to the same period in 2021.

●	Noninterest expense increased $1.9 million, or 5%, for the third quarter of 2022 compared to the same period in 2021.

Warehouse Lending segment

●	Net income decreased $2.2 million or 53%, for the third quarter of 2022 compared to the same period in 2021.

●	Net interest income decreased $3.3 million, or 52%, for the third quarter of 2022 compared to the same period in 2021.

●	The Warehouse Provision was a net credit of $386,000 for the third quarter of 2022 compared to a net credit of $223,000 for the same period in 2021.

●	Average committed Warehouse lines decreased to $1.3 billion in the third quarter of 2022 compared to $1.4 billion in the third quarter of 2021.

●	Average line usage was 38% during the third quarter of 2022 compared to 51% during the same period in 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $4.1 million, or 78%, during the third quarter of 2022 compared to the same period in 2021.

●	Overall, Republic’s proceeds from the sale of secondary market loans totaled $39 million during the third quarter of 2022 compared to $182 million during the same period in 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold decreased to 2.23% for the third quarter of 2022 from 2.82% for the third quarter of 2021.

Tax Refund Solutions segment

●	Net income decreased $391,000, or 30%, for the third quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $1.4 million for the third quarter of 2022 compared to the same period in 2021.

●	Overall, TRS recorded a net credit to the Provision of $1.3 million during the third quarter of 2022 compared to a net credit to the Provision of $2.3 million for the same period in 2021.

●	Noninterest income decreased $728,000, or 35%, for the third quarter of 2022 compared to the same period in 2021.

●	Net RT revenue decreased $687,000, or 54%, for the third quarter of 2022 compared to the same period in 2021.

●	Noninterest expense was $3.2 million for the third quarter of 2022 compared to $3.0 million for the same period in 2021.

TRS had multiple factors during 2021 and 2022 that impacted and will continue to impact its 2022 performance and the comparability of that performance to the same periods in 2021. By year, these factors discussed below include, but may not be limited to, the following:

2021

1)	The start of the IRS processing season was delayed approximately two weeks later than a typical tax season; and

2)	The Company believes stimulus programs from the Federal Government and pandemic-related restrictions during early 2021 negatively impacted demand for TRS’s RT and EA products.

2022

1)	TRS amended one of its existing third-party contracts to provide for a revenue share from Republic to the third party, along with a cap on loan losses from the third party to Republic for all EA products originated through this provider;

2)	TRS experienced a loss of RT and EA product volume to Green Dot directly following the execution of the TRS Purchase Agreement;

3)	Although to a lesser degree than in the 2021 tax season, Company management believes stimulus programs from the Federal Government during the latter half of 2021 negatively impacted the 2022 tax season;

4)	The Bank received a $5.0 million non-recurring termination fee in January 2022 following the cancellation of the Sales Transaction; and

5)	The Bank received a $13.0 million non-recurring legal settlement payment in June 2022 upon settling its lawsuit against Green Dot.

As it relates to factors impacting 2021, the processing season with the IRS started approximately two weeks later than normal. As a result, RT funding volume and loan repayments from the IRS lagged normal funding patterns in non-COVID-impacted years and effectively pushed RT revenue and loan recovery activity later into the 2021 calendar year. In addition, management believes government stimulus programs during 2021 negatively impacted demand for TRS EA and RT products.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the TRS business for the first nine months of 2022, in totality, was favorably impacted by a contractual change with one of the Company’s large Tax Providers. As a result of the amended contract, TRS shares certain revenues with this provider. Also, under the amended contract, this provider absorbs certain overhead costs of the program and furnishes TRS a loan loss guaranty ceiling as a percentage of EAs originated by this provider. Under the terms of the loan loss guaranty, if the losses for EAs through this provider are above the loss guaranty ceiling as of June 30th for the current year, the provider will make a payment to TRS early in the third quarter to initially settle charge-off activity through the June 30th date. Subsequent to the initial settlement, TRS will reimburse to this provider any EA recoveries of loans originated through this provider until such time that the loss rate reaches the loss guaranty ceiling, at which time TRS would retain all recoveries thereafter.

While the overall result of this loss guaranty arrangement was a net benefit to RB&T for the nine months ended September 30, 2022, TRS’s reimbursement to this provider of EA recoveries during the third quarter of 2022 above the contractual loss ceiling resulted in a negative performance comparison for the third quarter of 2022 as compared to the third quarter of 2021, when no such loss guaranty arrangement existed and TRS recorded all such recoveries as a benefit directly to income. Management believes this negative quarter-to-quarter performance comparison will exist during the fourth quarter of 2022, as well, because the EA loss rate for this provider is not expected to reach the loss guaranty ceiling during this time. Through this specific provider, TRS originated $172 million of EAs during the first quarter of 2022 as compared to $135 million originated during the first quarter of 2021.

Also negatively impacting the third quarter 2022 tax season as compared to the third quarter of 2021 was a loss of RT volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the TRS Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the lost volume to Green Dot from this one provider had a negative impact to the overall results of TRS for 2022 and may continue to have a negative impact to the overall results of TRS beyond 2022, if TRS is unable to win this business back through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs, TRS experienced a significant net decrease to its third quarter 2022 tax results as compared to the third quarter of 2021. Management believes TRS’s results of operations, and more specifically RT revenue and net recoveries for previously charged-off EAs for the fourth quarter of 2022, will likely be negative as compared to fourth quarter of 2021 because of these same factors.

Republic Credit Solutions segment

●	Net income increased $431,000, or 14%, for the third quarter of 2022 compared to the same period in 2021.

●	Net interest income increased $648,000, or 11%, for the third quarter of 2022 compared to the same period in 2021.

●	Overall, RCS recorded a net charge to the Provision of $4.0 million during the third quarter of 2022 compared to a net charge of $3.8 million for the same period in 2021.

●	Noninterest income increased $952,000, or 29%, from the third quarter of 2021 to the third quarter of 2022.

●	Noninterest expense was $2.2 million for the third quarter of 2022 and $1.2 million for the same period in 2021.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. With the rise of inflation during the latter half of 2021 and a steep inflationary rise during the first nine months of 2022, representing inflationary levels not seen in approximately 40 years, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during the first nine months of 2022 included the following:

Table 1 — Increases to the Federal Funds Target Rate during 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25

Along with the above increases, the FOMC continued to signal that additional FFTR increases are likely based on the current level of inflation. The FOMC’s actions and signals continued to place upward pressure on long-term market interest rates for bonds and loans during the third quarter of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during the remainder of 2022 and potentially into 2023. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $58.0 million during the third quarter of 2022 and represented an increase of $4.9 million, or 9%, from the third quarter of 2021. Total Company net interest margin increased to 4.05% during the third quarter of 2022 compared to 3.61% for the same period in 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $6.3 million, or 16%, for the third quarter of 2022 compared to the same period in 2021. Traditional Banking’s net interest margin was 3.63% for the third quarter of 2022, an increase of 41 basis points from the same period in 2021.

The increase in the Traditional Bank’s net interest income and net interest margin during the third quarter of 2022 was primarily attributable to the following factors:

●	Excluding PPP loan fees and interest, the Traditional Bank’s net interest income increased $11.7 million, or 34%, and its NIM expanded 75 basis points to 3.62% from the third quarter of 2021 to the third quarter of 2022. This increase in net interest income and related expansion in NIM resulted primarily from the Company’s balance sheet management strategies, which benefited from increases in the FFTR. Notable changes in specific categories included the following:

o	Average interest-earning cash was $921 million with a weighted-average yield of 0.16% during the third quarter of 2021 compared to $724 million with a weighted-average yield of 2.31% for the third quarter of 2022.

o	Average investments grew from $556 million with a weighted-average yield of 1.39% during the third quarter of 2021 to $695 million with a weighted-average yield of 1.88% for the third quarter of 2022.

o	Average non-PPP Traditional Bank loans grew from $3.3 billion with a weighted-average yield of 4.00% during the third quarter of 2021 to $3.7 billion with a weighted average yield of 4.22% during the third quarter of 2022.

●	Offsetting the above increase, the Traditional Bank recognized $184,000 of fees and interest on its PPP portfolio during the third quarter of 2022 compared to $5.7 million of similar fees and interest during the third quarter of 2021. The $5.5 million decrease in PPP fees and interest primarily highlighted the short-term nature of the PPP, as approximately 97% of all fees and interest eligible to be recognized under the program by the Traditional Bank were recognized during 2020 and 2021.

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

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Three Months Ended Sep. 30,				Three Months Ended Sep. 30,				Three Months Ended Sep. 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$46,562	$40,297	$6,265	16%	$5,136,395	$5,006,198	$130,197	3%	3.63%	3.22%	0.41%
Less: Impact of PPP fees and interest	184	5,668	(5,484)	(97)	12,462	185,931	(173,469)	(93)	0.01	0.35	(0.34)
Traditional Banking ex PPP fees and interest - non-GAAP	$46,378	$34,629	$11,749	34	$5,123,933	$4,820,267	$303,666	6	3.62	2.87	0.75

As previously disclosed, both short-term and long-term market interest rates are expected to continue increasing during the remainder of 2022 and potentially into 2023 because of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

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

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $3.3 million, or 52%, from the third quarter of 2021 to the third quarter of 2022, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $717 million during the third quarter of 2021 to $474 million for the third quarter of 2022, driven largely by a sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a sharp drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 97 basis points from 3.51% during the third quarter of 2021 to 2.54% during the third quarter of 2022. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s funds-transfer-pricing methodology, generally rose in tandem with the increase in short-term interest rates during the year, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during 2022.

Committed Warehouse lines-of-credit decreased from $1.4 billion as of September 30, 2021 to $1.2 billion as of September 30, 2022, while average usage rates for Warehouse lines were 40% and 52%, respectively, during the first nine months of 2022 and 2021.

Average Committed Warehouse lines-of-credit decreased to $1.3 billion from $1.4 billion for the quarter-ended September 30, 2022, while average usage rates for Warehouse lines were 38% and 51%, respectively, during the third quarters of 2022 and 2021.

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

Tax Refund Solutions segment

TRS’s net interest income increased $1.4 million for the third quarter of 2022 compared to the same period in 2021, driven primarily by an increase interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates. For factors affecting the comparison of the TRS results of operations for the third quarter of 2022 and the third quarter of 2021, see section titled “OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s net interest income increased $648,000, or 11%, from the third quarter of 2021 to the third quarter of 2022. The increase was driven primarily by an increase in fee income from RCS’s LOC products partially offset by a decrease in interest income from RCS’s hospital receivables.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $6.6 million during the third quarter of 2022 compared to $4.9 million during the same period in 2021. Interest income on RCS’s LOC I product increased $635,000, driven by a $3 million increase in average outstanding balances for this product from the third quarter of 2021 to the third quarter of 2022. Interest income on RCS’s LOC II product increased $540,000, as the Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase.

Interest income from RCS’s hospital receivables decreased $545,000 from the third quarter of 2021 to the third quarter of 2022 resulting from a $28 million decrease in average receivables from period to period.

Overall product demand for the RCS segment is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact demand for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2022 and, potentially into 2023, will be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as, the overall volume and mix of loans it generates.

Table 3 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$727,626	$4,176	2.30%	$924,859	$359	0.16%
Investment securities, including FHLB stock (1)	694,781	3,274	1.88	555,934	1,928	1.39
RCS LOC products (2)	30,919	6,635	85.84	22,804	4,863	85.30
Other RPG loans (3) (7)	77,429	1,102	5.69	105,414	1,288	4.89
Outstanding Warehouse lines of credit (4) (7)	473,923	5,491	4.63	717,036	6,698	3.74
Paycheck Protection Program loans (5) (7)	12,462	184	5.91	185,931	5,668	12.19
All other Core Bank loans (6) (7)	3,711,436	39,194	4.22	3,373,085	33,665	3.99

Total interest-earning assets	5,728,576	60,056	4.19	5,885,063	54,469	3.70

Allowance for credit losses	(65,262)			(61,562)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	108,069			140,037
Premises and equipment, net	33,307			38,377
Bank owned life insurance	100,740			99,386
Other assets (1)	170,692			187,287
Total assets	$6,076,122			$6,288,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,703,020	$496	0.12%	$1,569,408	$91	0.02%
Money market accounts	787,523	601	0.31	822,190	96	0.05
Time deposits	238,149	702	1.18	298,179	835	1.12
Reciprocal money market and time deposits	48,432	31	0.26	188,357	124	0.26
Brokered deposits	—	—	—	30,001	2	0.03

Total interest-bearing deposits	2,777,124	1,830	0.26	2,908,135	1,148	0.16

SSUARs and other short-term borrowings	220,149	94	0.17	242,867	20	0.03
Federal Home Loan Bank advances	20,000	96	1.92	25,000	6	0.10
Subordinated note	—	—	—	40,791	166	1.63

Total interest-bearing liabilities	3,017,273	2,020	0.27	3,216,793	1,340	0.17

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,096,911			2,118,200
Other liabilities	110,190			104,660
Stockholders’ equity	851,748			848,935
Total liabilities and stockholders’ equity	$6,076,122			$6,288,588

Net interest income		$58,036			$53,129

Net interest spread			3.92%			3.53%

Net interest margin			4.05%			3.61%
(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $0 and $0 for the three months ended September 30, 2022 and 2021.
(4)	Interest income includes loan fees of $402,000 and $779,000 for the three months ended September 30, 2022 and 2021.
(5)	Interest income includes loan fees of $152,000 and $5.2 million for the three months ended September 30, 2022 and 2021.
(6)	Interest income includes loan fees of $911,000 and $1.2 million for the three months ended September 30, 2022 and 2021.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 4 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2022
	Compared to
	Three Months Ended September 30, 2021
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$3,817	$(93)	$3,910
Investment securities, including FHLB stock	1,346	552	794
RCS LOC products	1,772	1,741	31
Other RPG loans	(186)	(378)	192
Outstanding Warehouse lines of credit	(1,207)	(2,590)	1,383
Paycheck Protection Program loans	(5,484)	(3,532)	(1,952)
All other Core Bank loans	5,529	3,501	2,028
Net change in interest income	5,587	(799)	6,386

Interest expense:

Transaction accounts	405	8	397
Money market accounts	505	(4)	509
Time deposits	(133)	(175)	42
Reciprocal money market and time deposits	(93)	(89)	(4)
Brokered deposits	(2)	(2)	—
SSUARs and other short-term borrowings	74	(2)	76
Federal Home Loan Bank advances	90	(2)	92
Subordinated note	(166)	(166)	—
Net change in interest expense	680	(432)	1,112

Net change in net interest income	$4,907	$(367)	$5,274

Provision

Total Company Provision was a net charge of $1.6 million for the third quarter of 2022 compared to a net charge of $1.3 million for the same period in 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2022 was a net credit of $753,000 compared to a net credit of $44,000 for the third quarter of 2021. An analysis of the Provision for the third quarter of 2022 compared to the same period in 2021 follows:

●	For the third quarter of 2022, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank recognized a $1.7 million credit to the Provision during the third quarter of 2022 due to payoffs and paydowns of loans rated Substandard or Special Mention, with this overall credit to the Provision primarily driven by a favorable payoff of one large Substandard loan.

o	Offsetting the above was approximately $974,000 in formula reserves for $81 million of non-PPP loan growth during the third quarter of 2022.

●	For the third quarter of 2021, the Traditional Bank’s net credit to the Provision was primarily driven by net loan loss recoveries of $167,000 for the quarter. Loan loss recoveries were positively impacted by a $286,000 recovery from one borrower.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.31% as of September 30, 2022 compared to 1.41% as of December 31, 2021 and 1.42% as of September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2022.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $386,000 for the third quarter of 2022 compared to a net credit of $223,000 for the same period in 2021. Provision for both periods reflected changes in general reserves consistent with changes in declining outstanding period-end balances. Outstanding Warehouse period-end balances decreased $154 million during the third quarter of 2022 compared to a decrease of $89 million during the third quarter of 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2022, December 31, 2021, and September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2022.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $1.3 million during the third quarter of 2022, decreasing its weighted average net EA loss rate from 2.85% of total EA originations as of June 30, 2022, to 2.44% of total EA originations as of September 30, 2022. TRS’s net credit of $2.3 million to the Provision for the third quarter of 2021, decreased its weighted average net EA loss rate from 4.09% of total EA originations as of June 30, 2021, to 3.19% of total EA originations as of September 30, 2021.

Negatively impacting the comparability of the TRS Provision from the third quarter of 2021 to the third quarter of 2022 was the previously discussed loan loss guaranty arrangement with one of TRS’s Tax Providers. Under this loan loss guaranty arrangement, one large Tax Provider for TRS guarantees a certain loan loss ceiling as a percentage of EA’s originated through this provider. This provider made a payment to TRS early in the third quarter of 2022 under the loss guaranty arrangement to initially settle charge-off activity through June 30, 2022. During the third quarter of 2022, TRS set aside for reimbursement to this provider all EA recoveries of loans originated through this provider. TRS will continue to reimburse this provider for recoveries of EA loans originated through this provider during 2022 until such time that the loss rate reaches the loss guaranty ceiling, at which time TRS would retain all recoveries thereafter.

During the third quarter of 2021, TRS recorded a net benefit of $1.0 million for recoveries of EAs through this one provider when no loss guaranty ceiling existed. During the third quarter of 2022, TRS recorded no benefit for recoveries of EAs originated through this provider as all amounts collected during the quarter were reimbursed to the provider. Management believes all EA recoveries during the fourth quarter of 2022 that are covered under this loss guaranty arrangement will also be reimbursed to this provider.

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

For the 2022 and 2021 tax seasons, the following table presents information regarding EA originations, second quarter losses recorded, and third quarter Provision true-ups/loss recoveries:

Table 5 — Easy Advance Performance

(dollars in thousands)		2022 Tax Season	2021 Tax Season	2022/2021 Change

EAs originated during the first two months of the year	(a)	$311,207	$250,045	$61,162

EA net charge-offs (recoveries) recorded ($):
EA net losses recognized for the nine months ended September 30,	(b)	$7,583	$7,984	$(401)
Provision expense recorded during the six months ended June 30,	(c)	8,879	10,226	(1,347)
Provision true-up/EA (recoveries) for the three months ended September 30,	(d)	$(1,296)	$(2,242)	$946

EA net charge-offs (recoveries) recorded (%):
EA net losses recognized for the nine months ended September 30,	(b)/(a)	2.44%	3.19%	(0.75)%
Provision expense recorded during the six months ended June 30,	(c)/(a)	2.85	4.09	(1.24)
Provision true-up/EA (recoveries) for the three months ended September 30,	(d)/(a)	(0.41)%	(0.90)%	0.49%

With all unpaid or unguaranteed EAs having been charged off as of June 30, 2022, any payments received during the fourth quarter of 2022 for unguaranteed EAs will continue to represent recovery credits directly to income.

For factors affecting the comparison of the TRS results of operations for the third quarter of 2022 and the third quarter of 2021, see section titled “OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 6 below, RCS recorded a net charge to the Provision of $4.0 million during the third quarter of 2022 compared to a net charge to the Provision of $3.8 million for the same period in 2021. The increase in the Provision was driven primarily by a $1.7 million increase in net charge-offs on RCS’s line-of-credit products. Net charge-offs for RCS’s LOC I product increased to $1.8 million for the third quarter of 2022 from $733,000 during the third quarter of 2021, with government stimulus programs generally driving down usage of this product during the third quarter of 2021. Net charge-offs for RCS’s LOC II product were $809,000 for the third quarter of 2022 compared to $254,000 during the third quarter of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 14.73% as of September 30, 2022, 13.91% as of December 31, 2021, and 9.99% as of September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2022.

The following table presents net charges to the RCS Provision by product:

Table 6 — RCS Provision by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$3,996	$3,830	$166	4%
Hospital receivables	12	(10)	22	NM
Total	$4,008	$3,820	$188	5%

Table 7 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2022	2021

ACLL at beginning of period	$64,449	$60,291

Charge-offs:

Traditional Banking:
Commercial & industrial	—	(35)
Consumer	(353)	(279)
Total Traditional Banking	(353)	(314)
Warehouse lines of credit	—	—
Total Core Banking	(353)	(314)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(2,922)	(1,064)
Total Republic Processing Group	(2,922)	(1,064)
Total charge-offs	(3,275)	(1,378)

Recoveries:

Traditional Banking:
Residential real estate	24	329
Commercial real estate	275	3
Commercial & industrial	124	16
Home equity	7	5
Consumer	110	128
Total Traditional Banking	540	481
Warehouse lines of credit	—	—
Total Core Banking	540	481

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	1,296	2,242
Other TRS loans	—	19
Republic Credit Solutions	266	75
Total Republic Processing Group	1,562	2,336

Total recoveries	2,102	2,817

Net loan recoveries (charge-offs)	(1,173)	1,439

Provision - Core Banking	(1,069)	(265)
Provision - RPG	2,712	1,559
Total Provision	1,643	1,294
ACLL at end of period	$64,919	$63,024

Credit Quality Ratios - Total Company:

ACLL to total loans	1.51%	1.45%
ACLL to nonperforming loans	397	301
Net loan charge-offs (recoveries) to average loans	0.11	(0.13)

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.22%
ACLL to nonperforming loans	308	254
Net loan charge-offs (recoveries) to average loans	(0.02)	(0.02)

Table 8 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	September 30,
	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	(0.15)%
Nonowner occupied	—	—
Commercial real estate	(0.07)	—
Construction & land development	—	—
Commercial & industrial	(0.13)	—
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	(0.01)	—
Consumer:
Credit cards	0.15	0.51
Overdrafts	111.26	63.97
Automobile loans	(0.47)	(0.13)
Other consumer	3.49	1.66
Total Traditional Banking	—	(0.02)
Warehouse lines of credit	—	—
Total Core Banking	(0.02)	(0.02)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	NM	NM
Other TRS loans	NM	NM
Republic Credit Solutions	2.77	0.81
Total Republic Processing Group	1.42	(1.05)
Total	0.11%	(0.13)%

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

The Company swung from net recoveries to total average loans of 0.13% during the third quarter of 2021 to net charge-offs to total average loans of 0.11% during the third quarter of 2022. The 24-basis-point negative swing was driven by net charge-offs within the Company’s RPG operations.

From the third quarter of 2021 to the third quarter of 2022, RPG experienced a $946,000 decrease in net EA recoveries within its TRS segment. For factors affecting the comparison of the TRS results of operations for the third quarter of 2022 and the third quarter of 2021, see section titled “OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) - Tax Refund Solutions.”

From the third quarter of 2021 to the third quarter of 2022, RPG experienced a $1.7 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $1.8 million for the third quarter of 2022 from $733,000 for the third quarter of 2021, with government stimulus programs generally driving down usage of this product during the third quarter of 2021. Net charge-offs for RCS’s LOC II product were $809,000 for the third quarter of 2022 compared to $254,000 of net charge-offs for the third quarter of 2021, with this product first piloted during the first quarter of 2021.

During the third quarters of 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $3.8 million during the third quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $155,000, or 2%, for the third quarter of 2022 compared to the same period in 2021, primarily driven by a $94,000 increase in Interchange Fee Income and a $135,000 increase in Service Charges on Deposit Accounts.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended September 30, 2022 and 2021 were $1.8 million and $1.6 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2022 and 2021 were $337,000 and $304,000.

Mortgage Banking segment

A decrease in Mortgage banking income for the quarter was caused by a large and rapid rise in long-term interest rates during the first nine months of 2022, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. As of September 30, 2022, the 30-year mortgage rate was hovering near levels not generally seen since 2008. As a result, the Core Bank sold only $39 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.23% during the third quarter of 2022 compared to sales of $182 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.82% during the third quarter of 2021.

With the FOMC moving forward with its quantitative tightening program during 2022, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by rising interest rates causing additional declines in mortgage banking income throughout 2022.

Tax Refund Solutions segment

TRS’s noninterest income decreased $728,000 during the third quarter of 2022 compared to the same period in 2021, primarily driven by a $687,000 decrease in net RT fees. The decrease in net RT fees was primarily driven by 3% overall decrease in RT volume from the 2021 to the 2022 tax season, with a significant portion of that decrease driven by the loss of one of TRS’s Tax Providers following the announcement of the now-cancelled May 2021 Asset Purchase Agreement. Also impacting the decrease in net RT fees from the third quarter of 2021 to the third quarter of 2022 was the previously mentioned two-week delay in the 2021 tax season, which pushed a greater percentage of RT volume into the third quarter of 2021.

For factors affecting the comparison of the TRS results of operations for the third quarter of 2022 and the third quarter of 2021, see section titled “OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $952,000, or 29%, during the third quarter of 2022 compared to the same period in 2021, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products, as sales volume was negatively impacted during the third quarter of 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. Proceeds from the sale of RCS loan products totaled $306 million during the third quarter of 2022, a 13% increase from the same period in 2021.

The following table presents RCS program fees by product:

Table 9 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$1,828	$1,535	$293	19%
Hospital receivables	38	62	(24)	(39)
Installment loans*	2,342	1,659	683	41
Total	$4,208	$3,256	$952	29%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $1.7 million, or 4%, during the third quarter of 2022 compared to the same period in 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $1.9 million, or 5%, for the third quarter of 2022 compared to the same period in 2021. The following primarily drove the change in noninterest expense:

●	Other noninterest expense increased by $981,000, or 90%. Notable fluctuations within the Other noninterest expense category were as follows:

o	Meals, Entertainment, and Travel expenses increased $198,000, with in-person community outreach and business-related travel increasing to nearer pre-pandemic levels in combination with inflationary pressures on these costs.

o	Freight and supplies expense increased $196,000, with these expenses negatively impacted by additional usage and inflation-related cost increases.

o	Provision for losses on off-balance sheet commitments increased $76,000 driven primarily by an increase in the Bank’s committed but unused lines of credit during the previous 12 months.

o	Losses related to client disputes for unauthorized checks as well as unauthorized debit and credit card transactions increased $56,000 during the quarter.

o	The remaining increase was spread over several miscellaneous accounts, with these expenses rising back closer to pre-pandemic levels.

●	Salaries and Benefits expense increased $631,000, or 3%, to $22.3 million for the third quarter of 2022. The most notable changes within this category were as follows:

o	Employee benefit expense increased a net $661,000 driven by an $842,000 increase in healthcare claims.

o	Direct salaries increased a net $255,000, or 2%, as the additional cost of annual merit increases was substantially offset by a 49-count reduction in full-time equivalent employees.

o	Overhead salaries increased $710,000, as a greater portion of overhead salaries was allocated to the Traditional Banking segment than the Mortgage Banking segment during the third quarter of 2022 compared to the same period in 2021. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with Mortgage Banking production disproportionately and negatively impacted during 2022 following a rise in interest rates.

o	Estimated bonus expense decreased $785,000 from the third quarter of 2021 to the third quarter of 2022, as the September 30, 2022 bonus accrual balance was reduced to bring it in-line with the current expected payouts for the year.

Warehouse Lending segment

Noninterest expense at the Warehouse segment decreased $205,000 during the third quarter of 2022 compared to the same period in 2021, primarily due to lower incentive compensation expense recorded during 2022, generally due to lower Warehouse client loan volumes during 2022.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $1.3 million, or 38%, during the third quarter of 2022 compared to the same period in 2021, primarily due to a $710,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $680,000 reduction in mortgage commissions, with both reductions resulting from the previously discussed slowdown in mortgage origination volume.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $992,000, or 81%, during the third quarter of 2022 compared to the same period in 2021, primarily due to increased marketing of RCS’s LOC II product. The LOC II product was first piloted during the first quarter of 2021.

OVERVIEW (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021)

Total Company net income for the first nine months of 2022 was $71.3 million, a $1.3 million, or 2%, increase from the same period in 2021. Diluted EPS increased to $3.58 for the first nine months of 2022 compared to $3.39 for the same period in 2021. The increase in net income primarily reflected the following:

●	The benefit of a $13.0 million pre-tax legal settlement;

●	The benefit of a $5.0 million pre-tax contract termination fee;

●	A $16.2 million increase in non-PPP related net interest income;

●	A $15.6 million decrease in PPP income within interest income; and

●	An $11.1 million decrease in Mortgage Banking income.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income decreased $1.1 million, or 4%, for the first nine months of 2022 compared to the same period in 2021.

●	Net interest income increased $2.2 million, or 2%, for the first nine months of 2022 compared to the same period in 2021.

●	Provision was a net credit of $287,000 for the first nine months of 2022 compared to a net credit of $126,000 for the same period in 2021.

●	Noninterest income increased $364,000, or 2%, for the first nine months of 2022 compared to the same period in 2021.

●	Noninterest expense increased $4.1 million, or 4%, for the first nine months of 2022 compared to the same period in 2021.

●	Total Traditional Bank loans increased $246 million, or 7%, during the first nine months of 2022, driven primarily by strong CRE loan growth.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.44% as of September 30, 2022 compared to 0.59% as of December 31, 2021.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.12% as of September 30, 2022 compared to 0.21% as of December 31, 2021.

●	Total Traditional Bank deposits remained at $4.4 billion from December 31, 2021 to September 30, 2022.

Warehouse Lending segment

●	Net income decreased $5.4 million, or 42%, for the first nine months of 2022 compared to the same period in 2021.

●	Net interest income decreased $8.0 million, or 41%, for the first nine months of 2022 compared to the same period in 2021.

●	The Warehouse Provision was a net credit of $1.0 million for the first nine months of 2022 compared to a net credit of $530,000 for the same period in 2021.

●	Average committed Warehouse lines remained at $1.4 billion in the first nine months of 2022 compared to the first nine months of 2021.

●	Average line usage was 40% during the first nine months of 2022 compared to 52% during the same period in 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $11.1 million, or 67%, during the first nine months of 2022 compared to the same period in 2021.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $226 million during the first nine months of 2022 compared to $563 million during the same period in 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold decreasing to 2.23% from 3.12% from period to period.

Tax Refund Solutions segment

●	Net income increased $14.5 million, or 105%, for the first nine months of 2022 compared to the same period in 2021.

●	Net interest income increased $3.2 million, or 20%, for the first nine months of 2022 compared to the same period in 2021.

●	Total EA originations were $311 million during the first nine months of 2022 compared to $250 million for the first nine months of 2021.

●	Overall, TRS recorded a net charge to the Provision of $7.0 million during the first nine months of 2022 compared to a net charge to the Provision of $7.9 million for the same period in 2021.

●	Noninterest income increased $14.6 million for the first nine months of 2022 compared to the same period in 2021. Noninterest income for the first nine months of 2022 included a $5.0 million non-recurring contract termination fee and a $13.0 million non-recurring legal settlement payment.

●	Net RT revenue decreased $3.3 million for the first nine months of 2022 compared to the same period in 2021.

●	Noninterest expense was $11.9 million for the first nine months of 2022 compared to $12.0 million for the same period in 2021.

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

As it relates to factors impacting 2021, the processing season with the IRS started approximately two weeks later than normal. As a result, RT funding volume and loan repayments from the IRS lagged normal funding patterns in non-COVID-impacted years and effectively pushed RT revenue and loan recovery activity later into the 2021 calendar year. In addition, management believes government stimulus programs during 2021 negatively impacted demand for TRS EA and RT products.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the fiscal year 2022 tax season, in totality, was favorably impacted by a contractual amendment with one of the Company’s large Tax Providers. As a result of the amended contract, TRS shares certain revenues with this provider, while this provider absorbs certain overhead costs of the program and furnishes to TRS a loan loss guaranty ceiling as a percentage of EAs originated by this provider. Through this provider, TRS originated $172 million of EAs during the first quarter of 2022 as compared to $135 million originated during the first quarter of 2021. The net cost of the revenue share to the provider from TRS was approximately $266,000 for the $172 million of EA volume, while the benefit to TRS of the overhead costs absorbed by this provider was approximately $543,000 and the net benefit to TRS of the loan loss guaranty ceiling for the first nine months of 2022 was approximately $1.3 million.

Negatively impacting the first nine months of 2022 as compared to the first nine months of 2021 was a loss of RT volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the TRS Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the lost volume to Green Dot from this one provider had a negative impact to the overall results of TRS for the first nine months of 2022 and may continue to have a negative impact to the overall results of TRS beyond 2022, if TRS is unable to win this business back through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs as well as the positive impact to non-interest income of the Green Dot settlement, TRS experienced a net positive improvement to its first nine months of 2022 operating results as compared to the first nine months of 2021.

Republic Credit Solutions segment

●	Net income increased $763,000, or 7%, for the first nine months of 2022 compared to the same period in 2021.

●	Net interest income increased $3.5 million, or 22%, for the first nine months of 2022 compared to the same period in 2021.

●	Overall, RCS recorded a net charge to the Provision of $8.8 million during the first nine months of 2022 compared to a net charge of $5.0 million for the same period in 2021.

●	Noninterest income increased $3.3 million, or 46%, from the first nine months of 2022 to the first nine months of 2022.

●	Noninterest expense was $5.7 million for the first nine months of 2022 and $3.3 million for the same period in 2021.

●	Total nonperforming loans to total loans for the RCS segment was 0.04% as of September 30, 2022 and December 31, 2021.

●	Delinquent loans to total loans for the RCS segment was 7.60% as of September 30, 2022 compared to 6.48% as of December 31, 2021.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. With the rise of inflation during the latter half of 2021 and a steep inflationary rise during the first half of 2022, representing inflationary levels not seen in approximately 40 years, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during the first nine months of 2022 included the following:

Table 10 — Increases to the Federal Funds Target Rate during 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25

The FOMC’s actions and signals continued to place upward pressure on long-term market interest rates for bonds and loans during the third quarter of 2022. Further monetary tightening by the Federal Reserve in the future will likely cause both short-term and long-term market interest rates to increase during the remainder of 2022 and, potentially, into 2023. Increases in market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $171.9 million during the first nine months of 2022 and represented an increase of $581,000 from the first nine months of 2021. Total Company net interest margin expanded to 3.95% during the first nine months of 2022 compared to 3.86% for the same period in 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $2.2 million, or 2%, for the first nine months of 2022 compared to the same period in 2021. Traditional Banking’s net interest margin was 3.20% for the first nine months of 2022, a decrease of one basis point from the same period in 2021.

The increase in the Traditional Bank’s net interest income during the first nine months of 2022 was primarily attributable to the following factors:

●	Traditional Bank net interest income, excluding PPP fees and interest, increased $17.8 million, or 17%, from the first nine months of 2021, as average non-PPP loans at the Traditional Bank grew from $3.3 billion for the first nine months of 2021 to $3.6 billion for the first nine months of 2022. Adding to the benefit of growth in non-PPP Traditional Bank loans was a 25-basis point increase in the Traditional Bank’s net interest margin excluding PPP loans and related fees and interest. The Traditional Bank’s net interest margin, excluding the PPP-related elements, increased from 2.93% for the first nine months of 2021 to 3.18% for the first nine months of 2022.

●	Increases in the FFTR during 2022 continued to benefit the Traditional Bank’s high level of interest-earning cash on its balance sheet, as well as its loan and investment portfolio yields. As a result, the Traditional Bank’s yield on interest earning assets, excluding PPP, increased 19 basis points from the first nine months of 2021 to the first nine months of 2022.

●	The Traditional Bank recognized $1.3 million of fees and interest on its PPP portfolio during the first nine months of 2022 compared to $16.9 million of similar income during the same period in 2021. The $15.6 million decrease in PPP fees and interest primarily highlighted the short-term nature of this program, which was closer to its peak during the first nine months of 2022.

Table 11 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

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

	Net Interest Income				Interest-Earning Assets				Net Interest Margin
	Nine Months Ended Sep. 30,				Nine Months Ended Sep. 30,				Nine Months Ended Sep. 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$121,868	$119,677	$2,191	2%	$5,081,360	$4,966,562	$114,798	2%	3.20%	3.21%	(0.01)%
Less: Impact of PPP fees and interest	1,307	16,949	(15,642)	(92)	19,844	299,458	(279,614)	(93)	0.02	0.28	(0.26)
Traditional Banking ex PPP fees and interest - non-GAAP	$120,561	$102,728	$17,833	17	$5,061,516	$4,667,104	$394,412	8	3.18	2.93	0.25

As previously disclosed, both short-term and long-term market interest rates are expected to continue to increase during 2022 and, potentially, into 2023 as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates and overall market rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term, while decreases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to the Traditional Bank’s net interest income and net interest margin in the near term.

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

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $8.0 million, or 41%, from the first nine months of 2021 to the first nine months of 2022, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $745 million during the first nine months of 2021 to $545 million for the first nine months of 2022, driven largely by the sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a sharp drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 68 basis points from 3.47% during the first nine months of 2021 to 2.79% during the first nine months of 2022. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s funds-transfer-pricing methodology, generally rose in tandem with the increase in short-term interest rates during the year, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during 2022.

Committed Warehouse lines-of-credit decreased from $1.4 billion as of September 30, 2021 to $1.2 billion as of September 30, 2022, while average usage rates for Warehouse lines were 40% and 52%, respectively, during the first nine months of 2022 and 2021.

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

Tax Refund Solutions segment

TRS’s net interest income increased $3.2 million for the first nine months of 2022 compared to the same period in 2021, driven by an increase in EA fees, an increase in outstanding commercial loan balances, and an increase in interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates. TRS’s EA product earned $13.6 million in interest income during the first nine months of 2022, a $447,000 increase from the first nine months of 2021 resulting primarily from a $61 million increase in EA originations from period to period. For factors affecting the comparison of the TRS results of operations for the first nine months of 2022 and the first nine months of 2021, see section titled “OVERVIEW (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $3.5 million, or 22%, from the first nine months of 2021 to the first nine months of 2022. The increase was driven primarily by an increase in fee income from RCS’s LOC products partially offset by a decrease in interest income from RCS’s hospital receivables.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $18.1 million during the first nine months of 2022 compared to $12.6 million during the same period in 2021.

Interest income on RCS’s LOC I product increased $2.6 million, driven by a $5 million increase in average outstanding balances for this product from the first nine months of 2021 to the first nine months of 2022. Interest income on RCS’s LOC II product increased $2.3 million, as the Company first piloted this product during the first nine months of 2021 with limited outstanding balances during the pilot phase.

Interest income from RCS’s hospital receivables decreased $1.4 million from the first nine months 2021 to the same period in 2022 resulting from a $33 million decrease in average receivables from period to period.

Overall product demand for the RCS segment is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact demand for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2022 will be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

Table 12 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$800,643	$6,243	1.04%	$792,858	$776	0.13%
Investment securities, including FHLB stock (1)	664,455	8,151	1.64	560,780	5,857	1.39
TRS Easy Advance loans (2)	31,946	13,606	56.79	35,203	13,159	49.84
RCS LOC products (2)	28,123	18,119	85.90	18,648	12,552	89.75
Other RPG loans (3) (7)	96,448	4,392	6.07	116,709	5,196	5.94
Outstanding Warehouse lines of credit (4) (7)	545,301	15,444	3.78	744,522	20,892	3.74
Paycheck Protection Program loans (5) (7)	19,844	1,307	8.78	299,458	16,949	7.55
All other Core Bank loans (6) (7)	3,611,777	108,669	4.01	3,349,804	100,546	4.00

Total interest-earning assets	5,798,537	175,931	4.05	5,917,982	175,927	3.96

Allowance for credit loss	(68,847)			(67,415)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	210,637			177,667
Premises and equipment, net	34,355			38,891
Bank owned life insurance	100,146			88,414
Other assets (1)	171,819			188,250
Total assets	$6,246,647			$6,343,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,698,005	$762	0.06%	$1,551,690	$266	0.02%
Money market accounts	791,625	863	0.15	776,448	292	0.05
Time deposits	244,412	1,916	1.05	305,456	2,871	1.25
Reciprocal money market and time deposits	60,627	113	0.25	273,312	585	0.29
Brokered deposits	—	—	—	38,864	23	0.08

Total interest-bearing deposits	2,794,669	3,654	0.17	2,945,770	4,037	0.18

SSUARs and other short-term borrowings	271,276	171	0.08	201,992	37	0.02
Federal Home Loan Bank advances	21,099	226	1.43	30,989	47	0.20
Subordinated note	—	—	—	41,089	507	1.65

Total interest-bearing liabilities	3,087,044	4,051	0.17	3,219,840	4,628	0.19

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,201,793			2,163,334
Other liabilities	107,814			115,730
Stockholders’ equity	849,996			844,885
Total liabilities and stock-holders’ equity	$6,246,647			$6,343,789

Net interest income		$171,880			$171,299

Net interest spread			3.88%			3.77%

Net interest margin			3.95%			3.86%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Easy Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $663,000 and $1.7 million for the nine months ended September 30, 2022 and 2021.
(4)	Interest income includes loan fees of $1.5 million and $2.4 million for the nine months ended September 30, 2022 and 2021.
(5)	Interest income includes loan fees of $1.2 million and $14.6 million for the nine months ended September 30, 2022 and 2021.
(6)	Interest income includes loan fees of $3.9 million and $3.0 million for the nine months ended September 30, 2022 and 2021.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 13 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 13 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2022
	Compared to
	Nine Months Ended September 30, 2021
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$5,467	$7	$5,460
Investment securities, including FHLB stock	2,294	1,180	1,114
TRS Easy Advance loans*	447	2,897	(2,450)
RCS LOC products	5,567	6,126	(559)
Other RPG loans	(804)	(920)	116
Outstanding Warehouse lines of credit	(5,448)	(5,641)	193
Paycheck Protection Program loans	(15,642)	(18,030)	2,388
All other Core Bank loans	8,123	7,882	241
Net change in interest income	4	(6,499)	6,503

Interest expense:

Transaction accounts	496	27	469
Money market accounts	571	6	565
Time deposits	(955)	(522)	(433)
Reciprocal money market and time deposits	(472)	(405)	(67)
Brokered deposits	(23)	(23)	—
SSUARs and other short-term borrowings	134	16	118
Federal Home Loan Bank advances	179	(20)	199
Subordinated note	(507)	(507)	—
Net change in interest expense	(577)	(1,428)	851

Net change in net interest income	$581	$(5,071)	$5,652

* Since interest income for Easy Advances is composed entirely of loan fees and EAs are only offered during the first two months of each year, volume and rate measurements for this product are based on total EAs originated instead of average EA balances during the period. EA originations totaled $311 million and $250 million for the nine months ended September 30, 2022 and 2021. The unannualized EA yield as a function of total EA originations was 4.37% and 5.26% for the nine months ended September 30, 2022 and 2021.

Provision

Total Company Provision was a net charge of $14.5 million for the first nine months of 2022 compared to a net charge of $12.2 million for the same period in 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2022 was a net credit of $287,000 compared to a net credit of $126,000 for the first nine months of 2021. An analysis of the Provision for the first nine months of 2022 compared to the same period in 2021 follows:

●	For the first nine months of 2022, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank released $3.7 million of reserves following the payoff or upgrade of Substandard and Special Mention loans.

o	Non-PPP Traditional Bank loans grew $294 million from December 31, 2021 to September 30, 2022, driving approximately $3.4 million of additional Provision tied to general formula reserves for loan growth.

●	For the first nine months of 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited net charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during the first nine months of 2021 primarily included nominal ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through September 30, 2021.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.31% as of September 30, 2022 compared to 1.41% as of December 31, 2021 and 1.42% as of September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2022.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $1.0 million for the first nine months of 2022 compared to a net credit of $530,000 for the same period in 2021. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $408 million during the first nine months of 2022 compared to a decrease of $212 million during the first nine months of 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2022, December 31, 2021, and September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2022.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $7.0 million during the first nine months of 2022 compared to a net charge of $7.9 million for the same period in 2021. Substantially all TRS Provision in both periods was related to its EA product.

TRS recorded a charge to the Provision for EA loans of $7.6 million, or 2.44% of its $311 million in EAs originated during the first nine months of 2022 compared to a charge to the Provision of $8.0 million, or 3.19% of its $250 million of EAs originated during the first nine months of 2021. The decrease in Provision for the first nine months of 2022 was primarily due to the following two factors:

1)	TRS received a contractual loan loss guaranty from one of its large Tax Providers during 2022 that set a percentage ceiling on losses for EAs originated through this provider. Through this provider, TRS originated $172 million of EAs during the first nine months of 2022. The net benefit to the TRS Provision for this loan loss guaranty arrangement during the first nine months of 2022 was approximately $1.3 million.

2)	In addition to its contractual guaranty discussed in the previous bullet (1), TRS experienced delayed EA paydowns during the first nine months of 2021 with the start of the IRS tax season delayed into mid-February 2021, combined with federal government stimulus programs during the first nine months of 2021, which generally utilized resources of the IRS and U.S. Treasury to administer the programs.

With all unpaid or unguaranteed EAs having been charged off as of June 30, 2022, any payments received for unguaranteed EAs during the fourth quarter of 2022 will continue to represent recovery credits directly to income.

For factors affecting the comparison of the TRS results of operations for the first nine months of 2022 and the first nine months of 2021, see section titled “OVERVIEW (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 14 below, RCS recorded a net charge to the Provision of $8.8 million during the first nine months of 2022 compared to a net charge to the Provision of $5.0 million for the same period in 2021. The increase in the Provision was driven primarily by a $7.2 million increase in net charge-offs on RCS’s line-of-credit products. Net charge-offs for RCS’s LOC I product increased to $5.1 million for the first nine months of 2022 from $1.9 million during the first nine months of 2021, with government stimulus programs generally driving down usage of this product during the first nine months of 2021. Net charge-offs for RCS’s LOC II product were $2.1 million for the first nine months of 2022 compared to $254,000 of net charge-offs during the first nine months of 2021.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 14.73% as of September 30, 2022, 13.91% as of December 31, 2021, and 9.99% as of September 30, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2022.

The following table presents net charges to the RCS Provision by product:

Table 14 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$8,827	$5,036	$3,791	75%
Hospital receivables	9	1	8	800
Total	$8,836	$5,037	$3,799	75%

Table 15 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2022	2021

ACLL at beginning of period	$64,577	$61,067

Charge-offs:

Traditional Banking:
Commercial real estate	—	(428)
Commercial & industrial	—	(35)
Consumer	(861)	(649)
Total Traditional Banking	(861)	(1,112)
Warehouse lines of credit	—	—
Total Core Banking	(861)	(1,112)

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	(11,505)	(10,226)
Other TRS loans	(154)	(21)
Republic Credit Solutions	(8,005)	(2,427)
Total Republic Processing Group	(19,664)	(12,674)
Total charge-offs	(20,525)	(13,786)

Recoveries:

Traditional Banking:
Residential real estate	93	376
Commercial real estate	277	82
Commercial & industrial	141	27
Home equity	119	46
Consumer	305	371
Total Traditional Banking	935	902
Warehouse lines of credit	—	—
Total Core Banking	935	902

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	3,922	2,242
Other TRS loans	665	(3)
Republic Credit Solutions	804	247
Total Republic Processing Group	5,391	2,486
Total recoveries	6,326	3,388

Net loan charge-offs	(14,199)	(10,398)

Provision - Core Banking	(1,271)	(532)
Provision - RPG	15,812	12,887
Total Provision	14,541	12,355
ACLL at end of period	$64,919	$63,024

Credit Quality Ratios - Total Company:

ACLL to total loans	1.51%	1.45%
ACLL to nonperforming loans	397	301
Net loan charge-offs to average loans	0.44	0.30

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.22%
ACLL to nonperforming loans	308	254
Net loan charge-offs to average loans	—	0.01

Table 16 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Nine Months Ended
	September 30,
	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	(0.06)%
Nonowner occupied	—	—
Commercial real estate	(0.02)	0.03
Construction & land development	—	—
Commercial & industrial	(0.05)	—
Paycheck Protection Program	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	(0.07)	(0.03)
Consumer:
Credit cards	0.21	0.74
Overdrafts	90.38	41.32
Automobile loans	(0.02)	(0.15)
Other consumer	1.19	—
Total Traditional Banking	—	0.01
Warehouse lines of credit	—	—
Total Core Banking	—	0.01

Republic Processing Group:
Tax Refund Solutions:
Easy Advances*	30.29	29.13
Other TRS loans	(6.49)	0.20
Republic Credit Solutions	10.32	2.55
Total Republic Processing Group	13.89	8.27
Total	0.44%	0.30%

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

The Company’s net charge-offs to average total Company loans increased from 0.30% during the first nine months of 2021 to 0.44 % during the first nine months of 2022, with net charge-offs increasing $3.8 million and average total Company loans decreasing $231 million, or 5%. The increase in net charge-offs was primarily driven by a $4.1 million increase in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities than the Company’s Core Banking operations.

From the first nine months of 2021 to the first nine months of 2022, RPG experienced a $5.0 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $5.1 million for the first nine months of 2022 from $1.9 million for the first nine months of 2021, with government stimulus programs generally driving down usage of this product during the first nine months of 2021. Net charge-offs for RCS’s LOC II product were $2.1 million for the first nine months of 2022 compared to $254,000 of net charge-offs for the first nine months of 2021, with this product first piloted during the first quarter of 2021.

From the first nine months of 2021 to the first nine months of 2022, RPG experienced a $938,000 decrease in net charge-offs within its TRS segment, as TRS amended one of its existing Tax Provider contracts to place a cap on loan losses from EAs originated through this Tax Provider. For factors affecting the comparison of the TRS results of operations for the first nine months of 2022 and the first nine months of 2021, see section titled “OVERVIEW (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) - Tax Refund Solutions.”

During the first nine months of 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income increased $7.1 million during the first nine months of 2022 compared to the same period in 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $364,000, or 2%, for the first nine months of 2022 compared to the same period in 2021, driven primarily by a $783,000 increase in Service Charges on Deposit Accounts offset by a $399,000 nonrecurring gain on sale of a former banking center recorded during the first nine months of 2021.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2022 and 2021 were $5.1 million and $4.0 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2022 and 2021 were $933,000 and $810,000.

Mortgage Banking segment

A significant rise in long-term interest rates during the first nine months of 2022 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $16.7 million during the first nine months of 2021 to $5.6 million for the first nine months of 2022. For the first nine months of 2022, the Bank sold $226 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 2.23%. During the first nine months of 2021, however, long-term interest rates were closer to historical lows, driving secondary market loan sales of $563 million with comparable cash-gain-as-a-percent-of-loans-sold of 3.12%.

With the FOMC moving forward with its quantitative tightening program during 2022 and, potentially, into 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by rising interest rates causing additional declines in mortgage banking income.

Tax Refund Solutions segment

TRS’s noninterest income increased $14.6 million, or 65%, during the first nine months of 2022 compared to the same period in 2021. Green Dot paid RB&T a total of $18 million in nonrecurring payments during the first nine months of 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding TRS’s RT product, net RT revenue decreased 17% from $19.9 million during the first nine months of 2021 to $16.6 million during the same period in 2022. The decrease was primarily driven by an 3% overall decrease in RT volume from the 2021 to the 2022 tax season, with a substantial portion of that decrease driven by the loss of one of TRS’s tax providers following the announcement of the now-cancelled May 2021 Asset Purchase Agreement.

For factors affecting the comparison of the TRS results of operations for the first nine months of 2022 and the first nine months of 2021, see section titled “OVERVIEW (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $3.3 million, or 46%, during the first nine months of 2022 compared to the same period in 2021, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products as sales volume was negatively impacted during the first nine months of 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. Proceeds from the sale of RCS loan products totaled $832 million during the first nine months of 2022, an 49% increase from the same period in 2021.

The following table presents RCS program fees by product:

Table 17 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Product:
Lines of credit	$4,647	$3,433	$1,214	35%
Hospital receivables	125	133	(8)	(6)
Installment loans*	5,712	3,630	2,082	57
Total	$10,484	$7,196	$3,288	46%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $4.3 million, or 3%, during the first nine months of 2022 compared to the same period in 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $4.1 million for the first nine months of 2022 compared to the same period in 2021. The following primarily drove the change in noninterest expense:

●	Other noninterest expense increased by $2.5 million, or 64%. Notable fluctuations within the Other noninterest expense category were as follows:

o	Losses related to client disputes for unauthorized checks as well as unauthorized debit and credit card transactions increased $529,000 during the first nine months of the year.

o	Meals, Entertainment, and Travel expenses increased $718,000 with in-person community outreach and business-related travel increasing to nearer pre-pandemic levels in combination with inflationary pressures on these costs.

o	Freight and supplies expense increased $197,000 with these expenses negatively impacted by additional usage and inflation-related cost increases.

o	Provision for losses on off-balance sheet commitments increased $180,000 driven primarily by an increase in the Bank’s committed but unused lines of credit during the previous 12 months.

o	The remaining increase was spread over several miscellaneous accounts, with these expenses rising back closer to pre-pandemic levels.

●	Salaries and Benefits expense increased a net $1.2 million, or 2%, to $68.4 million for the first nine months of 2022. The most notable changes within this category were as follows:

o	Direct salaries increased a net $768,000, or 1%, as the additional cost of annual merit increases was substantially offset by a 49-count reduction in full-time equivalent employees.

o	Overhead salaries increased $796,000, as a greater portion of overhead salaries was allocated to the Traditional Banking segment than the Mortgage Banking segment during the first nine months 2022 compared to the same period in 2021. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with Mortgage Banking production disproportionately and negatively impacted during 2022 following a rise in interest rates.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $1.9 million, or 20%, during the first nine months of 2022 compared to the same period in 2021, primarily due to a $796,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $2.1 million reduction in mortgage commissions offset by a $1.7 million reduction in credits to deferred salary expense.

The Company records a credit offset to salary expense for each loan it originates and recognizes the cost of that credit as an adjustment to the loan’s yield over its estimated life. The amount of credit benefit to salary expense during a given quarter is determined by the overall loan origination volume during that quarter. With the dramatic decrease in mortgage origination volume during 2022, the overall credit benefit recognized by the Mortgage Banking segment during the first nine months of 2022 decreased substantially as compared to the first nine months of 2021 when mortgage origination volume was much higher.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $2.4 million, or 72%, during the first nine months of 2022 compared to the same period in 2021, primarily due to increased marketing of RCS’s LOC II product. The LOC II product was first piloted during the first quarter of 2021.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $754 million in cash and cash equivalents as of September 30, 2022 compared to $757 million as of December 31, 2021. Although the Company deployed some of its excess cash through the purchase of long-term investment securities during the fourth quarter of 2021 and the first nine months of 2022 as a result of movements in the yield curve, it has maintained an overall general strategy of keeping a large amount of cash on balance sheet for interest rate risk protection. This strategy benefitted the Traditional Bank’s net interest income during the first nine months of 2022 as the FOMC began raising the FFTR.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) and “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021).

For cash held at the FRB, the Bank earns a yield on amounts exceeding required reserves. This cash earned a weighted-average yield of 1.04% during the first nine months of 2022 with a spot balance yield of 3.15% on September 30, 2022. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 18 — Purchases of Investment Securities

	Nine Months Ended September 30, 2022
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2022
U.S. Treasury	$85,614	1.51%	2.5	yrs
U.S. Government Agencies	10,028	1.39	10.0
Mortgage-backed securities - residential	20,134	1.25	10.0
Total	$115,776	1.45	4.4	yrs

Purchases by Class for the Three Months Ended June 30, 2022
U.S. Treasury	$74,043	2.62%	2.1	yrs
Total	$74,043	2.62	2.1	yrs

Purchases by Class for the Three Months Ended September 30, 2022
U.S. Government Agencies	$55,001	3.98%	2.6	yrs
Total	$55,001	3.98	2.6	yrs

Total Purchases for the Nine Months Ended September 30, 2022	$244,820	2.37%	3.3	yrs

During the third quarter, management generally targeted purchases of investment securities with maturities of approximately two years. While the Company will likely continue to replace some of its maturing investments with new purchases, it will likely maintain a general policy of limited growth in the total securities portfolio in the near-term as long as its yield on interest-earning cash continues to rise in proportion to future FFTR increases.

The overall timing and amount of any purchases will depend on many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the interest rate environment at the time, as well as the anticipated interest rate environment in the near and long term.

Table 19 — Loan Portfolio Composition

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$863,899	$820,731	$43,168	5%
Nonowner occupied	321,037	306,323	14,714	5
Commercial real estate	1,571,593	1,456,009	115,584	8
Construction & land development	147,418	129,337	18,081	14
Commercial & industrial	404,971	340,363	64,608	19
Paycheck Protection Program	7,855	56,014	(48,159)	(86)
Lease financing receivables	11,333	8,637	2,696	31
Aircraft	166,313	142,894	23,419	16
Home equity	229,038	210,578	18,460	9
Consumer:
Credit cards	14,897	14,510	387	3
Overdrafts	723	683	40	6
Automobile loans	7,890	14,448	(6,558)	(45)
Other consumer	973	1,432	(459)	(32)
Total Traditional Banking	3,747,940	3,501,959	245,981	7
Warehouse lines of credit*	442,238	850,550	(408,312)	(48)
Total Core Banking	4,190,178	4,352,509	(162,331)	(4)

Republic Processing Group*:
Tax Refund Solutions:
Easy Advances	—	—	—	NM
Other TRS loans	295	50,987	(50,692)	(99)
Republic Credit Solutions	98,977	93,066	5,911	6
Total Republic Processing Group	99,272	144,053	(44,781)	(31)

Total loans**	4,289,450	4,496,562	(207,112)	(5)
Allowance for credit losses	(64,919)	(64,577)	(342)	1

Total loans, net	$4,224,531	$4,431,985	$(207,454)	(5)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $207 million, or 5%, during the first nine months of 2022 to $4.3 billion as of September 30, 2022. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $246 million, or 7%, from December 31, 2021 to September 30, 2022. The following primarily drove the change in loan balances during the first nine months of 2022:

●	CRE loans grew $116 million, or 8%, and C&I loans grew $65 million, or 19%, during the first nine months of 2022, as the Traditional Bank experienced strong loan demand within its Corporate Lending division, its Private, CRE, and Commercial Banking division, and its Northern Kentucky/Cincinnati market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, residential real estate loans increased $58 million during the first nine months of 2022, while HELOCs increased $18 million during the same period.

●	Offsetting the growth above, during the first nine months of 2022, the Core Bank’s PPP portfolio decreased $48 million, as this temporary government program continued to wind down.

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of September 30, 2022, net PPP loans of $8 million remained on the Traditional Bank’s balance sheet.

Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $408 million from December 31, 2021 to September 30, 2022. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

As previously discussed, additional increases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to Warehouse’s client demand, likely leading to a reduction in average outstanding balances as higher long-term interest rates generally drive lower demand for Warehouse borrowings.

Tax Refund Solutions segment

Outstanding TRS loans decreased $51 million from December 31, 2021 to September 30, 2022 primarily reflecting a $51 million reduction in other TRS loans. Other TRS loans as of December 31, 2021 were primarily commercial loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by the end of the first nine months of the following year.

Allowance for Credit Losses

As of September 30, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL remained at $65 million from December 31, 2021 to September 30, 2022. As a percent of total loans, the total Company’s ACLL increased to 1.51% as of September 30, 2022 compared to 1.44% as of December 31, 2021. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL decreased approximately $177,000 to $49 million as of September 30, 2022 driven primarily by formula reserves tied to loan growth during the first nine months of 2022 partially offset by reserves released following the payoff or upgrade of loans graded Substandard or Special Mention.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $1.0 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2022 to December 31, 2021. As of September 30, 2022, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2022.

Republic Credit Solutions segment

The RCS ACLL increased $1.5 million from $13 million as of December 31, 2021 to $15 million as of September 30, 2022.

RCS maintained an ACLL for two distinct credit products offered as of September 30, 2022, including its line-of-credit products and its healthcare-receivables products. As of September 30, 2022, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 56% for its LOC II product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 17 — Management’s Allocation of the Allowance for Credit Losses on Loans

	September 30, 2022			December 31, 2021
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$8,466	21%	0.98%	$8,647	19%	1.05
Nonowner occupied	2,796	7	0.87	2,700	7	0.88
Commercial real estate	23,203	37	1.48	23,769	32	1.63
Construction & land development	3,922	3	2.66	4,128	3	3.19
Commercial & industrial	3,974	9	0.98	3,487	8	1.02
Paycheck Protection Program	—	—	—	—	1	—
Lease financing receivables	119	—	1.05	91	—	1.05
Aircraft	416	4	0.25	357	3	0.25
Home equity	4,399	5	1.92	4,111	5	1.95
Consumer:	—	—	—
Credit cards	959	1	6.44	934	—	6.44
Overdrafts	723	1	100.00	683	—	100.00
Automobile loans	101	—	1.28	186	—	1.29
Other consumer	153	—	15.72	314	—	21.93
Total Traditional Banking	49,231	88	1.31	49,407	78	1.41
Warehouse lines of credit	1,105	10	0.25	2,126	19	0.25
Total Core Banking	50,336	98	1.20	51,533	97	1.18

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—
Other TRS loans	—	—	—	96	1	0.19
Republic Credit Solutions	14,583	2	14.73	12,948	2	13.91
Total Republic Processing Group	14,583	2	14.69	13,044	3	9.06
Total	$64,919	100	1.51	$64,577	100	1.44

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $47 million during the first nine months of 2022, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first nine months of 2022.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	16,893	21,714	(4,821)	(22)
PCD - Substandard	1,547	1,692	(145)	(9)
Total Classified Loans	18,440	23,406	(4,966)	(21)

Special Mention	72,623	114,496	(41,873)	(37)
PCD - Special Mention	737	795	(58)	(7)
Total Special Mention Loans	73,360	115,291	(41,931)	(36)

Total Classified and Special Mention Loans	$91,800	$138,697	$(46,897)	(34)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $3 million and $6 million as of September 30, 2022 and December 31, 2021.

Nonperforming loans to total loans decreased to 0.38% at September 30, 2022 from 0.46% at December 31, 2021, as the total balance of nonperforming loans decreased by $4 million, or 20%, while total loans decreased $207 million, or 5%, during the first nine months of 2022. As presented in Tables 25 and 26 below, the decrease in nonperforming loans during 2022, including the nonaccrual loan component, was primarily driven by the refinancing of $8 million of these loans to another financial institution.

The ACLL to total nonaccrual loans increased to 398% as of September 30, 2022 from 315% as of December 31, 2021, as the total ACLL increased $342,000 and the balance of nonaccrual loans decreased by $4 million, or 20%. The driver of the decrease in nonaccrual loans was primarily the refinancing out of the Bank of $8 million of these loans during the first nine months of 2022.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2022	December 31, 2021

Loans on nonaccrual status*	$16,322	$20,504
Loans past due 90-days-or-more and still on accrual**	37	48
Total nonperforming loans	16,359	20,552
Other real estate owned	1,634	1,792
Total nonperforming assets	$17,993	$22,344

Credit Quality Ratios - Total Company:
ACLL to total loans	1.51%	1.44%
Nonaccrual loans to total loans	0.38	0.46
ACLL to nonaccrual loans	398	315
Nonperforming loans to total loans	0.38	0.46
Nonperforming assets to total loans (including OREO)	0.42	0.50
Nonperforming assets to total assets	0.30	0.37

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.20%	1.18%
Nonaccrual loans to total loans	0.39	0.47
ACLL to nonaccrual loans	308	251
Nonperforming loans to total loans	0.39	0.47
Nonperforming assets to total loans (including OREO)	0.43	0.51
Nonperforming assets to total assets	0.33	0.40
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 20 — Nonperforming Loan Composition

	September 30, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,604	1.57%	$12,039	1.47%
Nonowner occupied	125	0.04	95	0.03
Commercial real estate	1,051	0.07	6,557	0.45
Construction & land development	—	—	—	—
Commercial & industrial	—	—	13	0.00
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,291	0.56	1,700	0.81
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	1	0.15
Automobile loans	35	0.44	97	0.67
Other consumer	216	22.20	3	0.21
Total Traditional Banking	16,322	0.44	20,505	0.59
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,322	0.39	20,505	0.47

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	37	0.04	47	0.05
Total Republic Processing Group	37	0.04	47	0.03

Total nonperforming loans	$16,359	0.38%	$20,552	0.46%

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	142	$4,771	44	$7,407	1	$1,426	187	$13,604
Nonowner occupied	4	125	—	—	—	—	4	125
Commercial real estate	—	—	1	243	1	808	2	1,051
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	27	745	3	546	—	—	30	1,291
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	35	—	—	—	—	6	35
Other consumer	1	1	1	215	—	—	2	216
Total Traditional Banking	180	5,677	49	8,411	2	2,234	231	16,322
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	180	5,677	49	8,411	2	2,234	231	16,322

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	37	—	—	—	—	NM	37
Total Republic Processing Group	NM	37	—	—	—	—	NM	37

Total	180	$5,714	49	$8,411	2	$2,234	231	$16,359

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	NM	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—	—	—	—	—
Other TRS loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

Table 25 — Roll-forward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Nonperforming loans at the beginning of the period	$16,210	$22,344	$20,552	$23,595
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,554	1,248	5,778	2,641
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(3,051)	(2,233)	(9,021)	(4,839)
Principal balance paydowns of loans nonperforming at both period ends	(349)	(384)	(940)	(1,098)
Net change in principal balance of other loans nonperforming at both period ends*	(5)	(32)	(10)	644

Nonperforming loans at the end of the period	$16,359	$20,943	$16,359	$20,943
*	Includes relatively small consumer portfolios, e.g. RCS loans.

Table 26 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Loans charged off	$—	$—	$—	$—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	(2,431)	(2,150)	(8,125)	(4,559)
Loans returned to accrual status	(620)	(83)	(1)	(280)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(3,051)	$(2,233)	$(8,126)	$(4,839)

Based on the Bank’s review as of September 30, 2022, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.28% as of September 30, 2022 from 0.30% as of December 31, 2021. Core Bank delinquent loans to total Core Bank loans decreased to 0.12% as of September 30, 2022 from 0.17% as of December 31, 2021. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2022 and December 31, 2021 were on nonaccrual status.

Table 24 — Delinquent Loan Composition*

	September 30, 2022		December 31, 2021
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$3,761	0.44%	$1,599	0.19%
Nonowner occupied	41	0.01	—	—
Commercial real estate	—	—	5,292	0.36
Construction & land development	—	—	—	—
Commercial & industrial	1	0.00	21	0.01
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	315	0.14	314	0.15
Consumer:
Credit cards	33	0.22	30	0.21
Overdrafts	157	21.72	164	24.01
Automobile loans	53	0.67	9	0.06
Other consumer	7	0.72	1	0.07
Total Traditional Banking	4,368	0.12	7,430	0.21
Warehouse lines of credit	—	—	—	—
Total Core Banking	4,368	0.10	7,430	0.17

Republic Processing Group:
Tax Refund Solutions:
Easy Advances	—	—	—	—
Other TRS loans	—	—	—	—
Republic Credit Solutions	7,522	7.60	6,035	6.48
Total Republic Processing Group	7,522	7.58	6,035	4.19

Total delinquent loans	$11,890	0.28%	$13,465	0.30%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 28 — Roll-forward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Delinquent loans at the beginning of the period	$11,451	$18,718	$13,465	$19,947
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,531	945	3,767	1,268
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,466)	(3,109)	(6,803)	(3,179)
Principal balance paydowns of loans delinquent at both period ends	(20)	(34)	(24)	(81)
Net change in principal balance of other loans delinquent at both period ends*	1,394	873	1,485	(562)
Delinquent loans at the end of period	$11,890	$17,393	$11,890	$17,393
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 29 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021

Loans charged off	$—	$—	$(1)	$(1)
Easy Advances paid off or charged off	—	—	—	—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	(2,620)	(1,652)	(6,186)	(1,938)
Loans paid current	(846)	(1,457)	(616)	(1,240)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,466)	$(3,109)	$(6,803)	$(3,179)

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

Table 30 — Collateral-Dependent Loans and Troubled Debt Restructurings

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change

Cashflow-dependent TDRs	$5,430	$5,960	$(530)	(9)%
Collateral-dependent TDRs	6,278	9,426	(3,148)	(33)
Total TDRs	11,708	15,386	(3,678)	(24)
Collateral-dependent loans (which are not TDRs)	14,348	14,645	(297)	(2)
Total recorded investment in TDRs and collateral-dependent loans	$26,056	$30,031	$(3,975)	(13)%

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and TDRs.

Deposits

Table 28 — Deposit Composition

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change

Core Bank:
Demand	$1,398,760	$1,381,522	$17,238	1%
Money market accounts	764,523	789,876	(25,353)	(3)
Savings	331,300	311,624	19,676	6
Individual retirement accounts (1)	40,658	43,724	(3,066)	(7)
Time deposits, $250 and over (1)	61,579	81,050	(19,471)	(24)
Other certificates of deposit (1)	135,836	154,174	(18,338)	(12)
Reciprocal money market and time deposits (1)	44,534	77,950	(33,416)	(43)
Total Core Bank interest-bearing deposits	2,777,190	2,839,920	(62,730)	(2)
Total Core Bank noninterest-bearing deposits	1,581,663	1,579,173	2,490	0
Total Core Bank deposits	4,358,853	4,419,093	(60,240)	(1)

Republic Processing Group:
Money market accounts	9,195	9,717	(522)	(5)
Total RPG interest-bearing deposits	9,195	9,717	(522)	(5)

Brokered prepaid card deposits	332,655	320,907	11,748	4
Other noninterest-bearing deposits	99,805	90,701	9,104	10
Total RPG noninterest-bearing deposits	432,460	411,608	20,852	5
Total RPG deposits	441,655	421,325	20,330	5

Total deposits	$4,800,508	$4,840,418	$(39,910)	(1)%
(1)	Includes time deposit

Total Company deposits decreased $40 million from December 31, 2021 to $4.8 billion as of September 30, 2022.

Total Core Bank deposits decreased by $60 million with a $63 million decrease interest-bearing deposits offset by a $3 million increase in noninterest-bearing deposits. The net decrease in deposit balances for the first nine months of 2022, compares unfavorably to the net growth in deposits for the previous two calendar years when deposit growth generally reached historical highs for the Company. Management believes the Company is more likely to experience slower overall growth in its deposits over the foreseeable future as the excess liquidity in the United States is expected to decline due to the tightening of monetary and fiscal policy by the Federal Government.

Federal Home Loan Bank Advances

The Bank held $20 million of long-term FHLB advances as of September 30, 2022 compared to $25 million of overnight FHLB advances as of December 31, 2021. During the first nine months of 2022, the Bank extended the term on $20 million of its FHLB advances in anticipation of increasing long-term interest rates and repaid the remaining $5 million. As of September 30, 2022, the Company’s $20 million of FHLB advances had a weighted average maturity of five years and a weighted average cost of 1.89%.

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

Table 29 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	September 30, 2022	December 31, 2021

Cash and cash equivalents	$754,393	$756,971
Unincumbered debt securities	400,183	219,775
Total liquid assets	1,154,576	976,746

Borrowing capacity with the FHLB	940,155	900,424
Borrowing capacity through unsecured credit lines	125,000	125,000
Total borrowing capacity	1,065,155	1,025,424

Total liquid assets and borrowing capacity	$2,219,731	$2,002,170

The Bank had a loan to deposit ratio (excluding brokered deposits) of 96% as of September 30, 2022 and 99% as of December 31, 2021. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of September 30, 2022, the Bank had approximately $1.2 billion in deposits from 228 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $395 million, or 8%, of the Company’s total deposit balances as of September 30, 2022. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of September 30, 2022 and December 31, 2021, these pledged investment securities had a fair value of $262 million and $320 million.

Capital

Total stockholders’ equity increased from $834 million as of December 31, 2021 to $841 million as of September 30, 2022. The increase in stockholders’ equity was primarily attributable to net income earned during 2022 reduced primarily by cash dividends declared, repurchases of Class A Common shares, and a $35 million decrease in AOCI.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of October 1, 2022, RB&T could, without prior approval, declare dividends of approximately $142 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.61% as of September 30, 2022 and 13.41% as of December 31, 2021. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 30 — Capital Ratios (1)

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$922,001	18.55%	$878,488	17.47%
Republic Bank & Trust Company	890,151	17.92	861,815	17.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$863,443	17.37%	$823,504	16.37%
Republic Bank & Trust Company	831,593	16.74	806,831	16.05

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$863,443	17.37%	$823,504	16.37%
Republic Bank & Trust Company	831,593	16.74	806,831	16.05

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$863,443	14.24%	$823,504	13.35%
Republic Bank & Trust Company	831,593	13.66	806,831	13.10

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 10 basis points lower than those presented in the table above as of September 30, 2022 and December 31, 2021.

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

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2022 and ending September 30, 2023 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 31 — Bank Interest Rate Sensitivity

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2022	(8.3)%	(4.2)%	3.9%	7.7%	11.8%
% Change from base net interest income as of December 31, 2021	(2.9)%	1.3%	(0.6)%	0.7%	4.7%

For the Down-100 and Down-200 scenarios, the September 2022 simulation reflected a more negative outcome than the December 2021 simulation.  For the Up-100, Up-200, and Up-300 scenarios, the September 30, 2022 simulation reflected a more positive outcome for the Bank’s net interest income than the comparable December 31, 2021 simulation.

The period-to-period decline in the Down-rate scenarios was generally tied to interest rate floors for the Bank’s floating rate loans. As of December 31, 2021, market interest rates were significantly lower than market interest rates as of September 30, 2022. As a result, many of the Bank’s floating rate loans were priced at their contractual interest rate floors as of December 31, 2021. The Bank’s interest rate simulation model for December 31, 2021, assumed that interest rates for most of these loans would remain at their contractual interest rate floors, even as market rates declined in the simulation. With market interest rates significantly higher as of September 30, 2022, the current rates for a substantial amount of the Bank’s floating rate loans are above their contractual interest rate floors, and therefore, now have room to reprice lower in a declining market rate environment.

As compared to the December 2021 simulation, the improvement for the September 2022 simulation outcomes for the Up-rate scenarios was generally tied to contractual interest rate floors, as well. As previously noted, market interest rates were significantly lower as of December 31, 2021 than market interest rates as of September 30, 2022, and many of the Bank’s loans were already priced at their contractual interest rate floors as of December 31, 2021. By formula, the interest rates for many of the Bank’s floating rate loans would have been much lower at December 31, 2021 had their contractual interest rate floors not existed. As a result, the formula interest rate for each floating rate loan had to increase substantially, in many cases, before the formula interest rate surpassed the contractual interest rate floor and the loan starting repricing higher. With most of the Bank’s floating rate loans now above their contractual interest rate floors as of September 30, 2022, the Bank would generally benefit, based on each loan’s floating rate formula, in a rising interest rate environment.

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

With limited exception, the LIBOR Law generally covers legacy LIBOR contracts with no or inadequate fallback provisions. Additionally, under the LIBOR Law, the Board of Governors of the Federal Reserve System (the “Board”) issued regulations giving effect to the law, including the selection of a Board-Selected Benchmark Replacement that is based on SOFR and incorporates an applicable tenor spread adjustment and identification of any related conforming changes.

As of September 30, 2022, the Company had approximately $471 million of legacy assets that reference LIBOR, with short-term Warehouse loans representing $78 million of these assets and commercial and mortgage loans primarily making up the remainder. As of September 30, 2022, of the Bank’s legacy assets that reference LIBOR, approximately $364 million of those assets were scheduled to mature after September 30, 2023. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of September 30, 2022, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $185 million, with $181 million of such notional amount scheduled to mature after June 30, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021) and “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the risk factor(s) below, there have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2021. You should carefully consider the risk factors discussed in Republic’s 2021 Form 10-K, which could materially affect its business, financial condition, or future results.

The proposed acquisition and integration of CBank pursuant to the CBank Agreement includes certain acquisition-related risks to the Company and the Bank. These risks include:

●	the possibility that some or all of the anticipated benefits of the proposed acquisition will not be realized or will not be realized within the anticipated timelines;
●	the risk that integration of CBank’s operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the acquisition;
●	the failure to satisfy other conditions to completion of the acquisition, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the acquisition;
●	the challenges of integrating and retaining key employees;
●	the effect of the announcement of the merger on the Company’s or CBank’s respective customer and employee relationships and operating results;
●	the possibility that the acquisition may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
●	the magnitude and duration of inflation; as well as the results of operations and financial condition of the Company following the acquisition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2022 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	47,983	$49.15	47,983	207,194
August 1 - August 31	—	—	—	207,194
September 1 - September 30	—	—	—	207,194
Total	47,983	$49.15	47,983	207,194

The Company repurchased 47,983 shares of its Class A Common Stock during the third quarter of 2022. In addition, in connection with employee stock awards, there were 850 shares withheld upon exercise of stock options to satisfy the withholding taxes and exercise price. The Board of Directors of Republic Bancorp, Inc. (the “Board”), took the following actions as it relates to the Company’s existing stock repurchase program:

●	On January 27, 2021, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 1,000,000 shares,
●	On November 17, 2021, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 250,000 shares,
●	On July 20, 2022, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by an additional 200,000 shares, and
●	On October 25, 2022, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 500,000 shares.

The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program.

During the first nine months of 2022, there were approximately 1,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 4, 2022	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair (Principal Executive Officer)

Principal Financial Officer:

Date: November 4, 2022	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer (Principal Financial Officer)