Form 10-K
period 2022-12-31
REPUBLIC BANCORP INC /KY/
filed 2023-03-03
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $421,252,833 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of January 31, 2023 was 17,596,420 and 2,159,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2023 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

ACH	Automated Clearing House	EFTA	Electronic Fund Transfers Act	OFAC	Office of Foreign Assets Control
ACL	Allowance for Credit Losses	EITC	Earned Income Tax Credit	OREO	Other Real Estate Owned
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	ERA	Early Season Refund Advance	PATH Act	Protecting Americans from Tax Hikes Act of 2015
ACLL	Allowance for Credit Losses on Loans	ESPP	Employee Stock Purchase Plan	Patriot Act	U.S. Patriot Act
ACLS	Allowance for Credit Losses on Securities	EVP	Executive Vice President	PCD	Purchased Credit Deteriorated
AFS	Available for Sale	FASB	Financial Accounting Standards Board	PCI	Purchased Credit Impaired
Allowance	Allowance for Credit Losses	FCA	Financial Conduct Authority	PD	Probability of Default
AML	Anti-Money Laundering	FCRA	Fair Credit Reporting Act	PPP	Paycheck Protection Program
AOCI	Accumulated Other Comprehensive Income	FDIA	Federal Deposit Insurance Act	Prime	The Wall Street Journal Prime Interest Rate
ARM	Adjustable Rate Mortgage	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Provision	Provision for Expected Credit Loss Expense
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	PSU	Performance Stock Unit
ASU	Accounting Standards Update	FHA	Federal Housing Administration	Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
ATM	Automated Teller Machine	FHC	Financial Holding Company	RA	Refund Advance
ATR	Ability to Repay	FHLB	Federal Home Loan Bank	R&D	Research and Development
Basic EPS	Basic earnings per Class A Common Share	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RBCT	Republic Bancorp Capital Trust
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association or Fannie Mae	RCS	Republic Credit Solutions
BOLI	Bank Owned Life Insurance	FOMC	Federal Open Market Committee	Republic / Company	Republic Bancorp, Inc.
BPO	Brokered Price Opinion	FRA	Federal Reserve Act	RESPA	Real Estate Settlement Procedures Act
BSA	Bank Secrecy Act	FRB	Federal Reserve Bank	ROA	Return on Average Assets
C&D	Construction and Development	FTE	Full Time Equivalent	ROE	Return on Average Equity
C&I	Commercial and Industrial	FTP	Funds Transfer Pricing	RPG	Republic Processing Group
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GAAP	Generally Accepted Accounting Principles in the United States	RPS	Republic Payment Solutions
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	GLBA	Gramm-Leach-Bliley Act	RT	Refund Transfer
CCAD	Commercial Credit Administration Department	Green Dot	Green Dot Corporation	S&P	Standard and Poor's
CDI	Core Deposit Intangible	HEAL	Home Equity Amortizing Loan	SAC	Special Asset Committee
CECL	Current Expected Credit Losses	HELOC	Home Equity Line of Credit	Sale Transaction	Sale contemplated in the May 13, 2021 Purchase Agreement between the Bank and Green Dot
CEO	Chief Executive Officer	HMDA	Home Mortgage Disclosure Act	SBA	Small Business Administration
CFO	Chief Financial Officer	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CFPB	Consumer Financial Protection Bureau	IRS	Internal Revenue Service	SERP	Supplemental Executive Retirement Plan
CFTC	Commodity Futures Trading Commission	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Rate
CMO	Collateralized Mortgage Obligation	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
CMT	Constant Maturity Treasury Index	LGD	Loss Given Default	SVP	Senior Vice President
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LIBOR	London Interbank Offered Rate	TBA	To be Announced
COVID-19	Coronavirus Disease of 2019	LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest	TDR	Troubled Debt Restructuring
CRA	Community Reinvestment Act	LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest	Captive	Republic Insurance Services, Inc.
CRE	Commercial Real Estate	LPO	Loan Production Office	TILA	Truth in Lending Act
DIF	Deposit Insurance Fund	LTV	Loan to Value	TPS	Trust Preferred Securities
Diluted EPS	Diluted earnings per Class A Common Share	MBS	Mortgage-Backed Securities	TRS	Tax Refund Solutions
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	MSRs	Mortgage Servicing Rights	TRUP	TPS Investment
DTA	Deferred Tax Assets	NA	Not Applicable	USDA	U.S. Department of Agriculture
DTL	Deferred Tax Liabilities	NASDAQ	NASDAQ Global Select Market®	VA	U.S. Department of Veterans Affairs
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	NM	Not Meaningful	Warehouse	Warehouse Lending
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act	OCI	Other Comprehensive Income

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;

●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the ability of the Company to remediate its material weaknesses in its internal control over financial reporting;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

On October 26, 2022, Republic, the Bank and CBank entered into the CBank Agreement. Upon completion of the transaction, CBank will be merged with and into RB&T, with RB&T as the survivor of the merger. CBank is headquartered in Cincinnati, Ohio. This document contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Republic with the SEC, risks and uncertainties for Republic, CBank and the combined company include, but are not limited to: for the parties to receive all regulatory approvals as provided for in the CBank Agreement, the ability to grow CBank loan and deposit balances post-acquisition, unanticipated post-acquisition loan losses for Republic on CBank-originated loans, the ability of Republic to integrate acquired operations including obtaining synergies, integration objectives and anticipated timelines, the ability of Republic to integrate, manage and keep secure our information systems, and other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

PART I

Item 1. Business.

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

As of December 31, 2022, Republic had 42 full-service banking centers with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1

·Metropolitan Tampa, Florida — 7

·Metropolitan Cincinnati, Ohio — 2

·Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. As of December 31, 2022, Republic had total assets of $5.8 billion, total deposits of $4.5 billion, and total stockholders’ equity of $857 million. Based on total assets as of December 31, 2022, Republic ranked as the second largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments (Traditional Banking, Warehouse, Mortgage Banking) to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments (TRS and RCS) collectively constitute RPG operations.

(I)  Traditional Banking segment

As of December 31, 2022 and through the date of this filing, generally all Traditional Banking products and services were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through the Bank’s mortgage division, which consists of a retail channel and consumer direct channel, as well as the Bank’s private banking division and banking center network, the Bank originates single-family, residential real estate loans and HELOCs. Such loans are generally collateralized by owner-occupied, residential real estate properties. The collateral for these loans is predominately located in the Bank’s market footprint, except for a small percentage of loans originated through its Consumer Direct Channel, which are secured by owner-occupied collateral located outside of the Bank’s market footprint. The Bank expects to relaunch its Correspondent Lending channel during the first quarter of 2023, with these loans secured by owner-occupied collateral generally located outside of the Bank’s market footprint, as well.

The Bank offers single-family, first-lien residential real estate ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a premium interest rate for its ARMs if the property is not owner occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual or semi-annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to ten years, with demand dependent upon market conditions. While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single family, owner-occupied first lien residential real estate may be originated with an LTV up to 90%. The Bank also offers a 100% LTV product for medical doctors within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans. Except for its HEAL product under $250,000, the Bank requires mortgagee’s title insurance on single family, first lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Mortgage Banking segment, as discussed elsewhere in this filing. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat net interest margin compression. Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

The Bank does, on occasion, purchase single-family, first-lien residential real estate loans made to low-to-moderate income borrowers and/or secured by property located in low-to-moderate income areas, which assists the Bank in meeting its obligations under the CRA. In connection with loan purchases, the Bank receives various representations and warranties from the sellers regarding the quality and characteristics of the loans.

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Banking, CRE Banking, Business Banking, and Retail Banking channels.

Commercial lending credit approvals and processing are prepared and underwritten through the Bank’s centralized CCAD. Commercial clients are typically located within the Bank’s market footprint or in an adjoining market.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a focus on C&I lending, and owner-occupied and non-owner-occupied CRE lending. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $25 million for large Corporate Banking and CRE Division borrowers of higher credit quality.

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

Corporate Banking focuses on larger C&I opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $30 million. Primary underwriting considerations are project cash flows (current and historical), financial capacity of sponsors, and collateral value financed. The majority of interest rates offered are based on a floating rate index like term-SOFR and U.S. Treasuries. Fixed-rate terms of up to 10 years are available to borrowers by utilizing standard Bank products or interest rate swaps. In many cases, limited guarantees, or in certain instances, non-recourse (of owners) loans will be issued, with such cases based upon the equity/capital position, project cash flows, and stabilization of the borrowing entity.

The Bank’s CRE Division, which launched in 2022, focuses on large CRE projects, typically $5 million to $25 million. Borrowers are generally single-asset entities. Primary underwriting considerations are project cash flow (current and historical), financial capacity of sponsors, and collateral value financed. Fixed rate financing and reciprocal interest rate swap’s are typically used as well. Given the size of these credits, the Bank generally seeks established, well-known borrowers and projects with low credit risk.

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

Consumer Lending — Traditional Banking consumer loans made by the Bank include secured and unsecured personal loans, as well as credit cards. The Bank predominately originates consumer credit cards as the main product within this lending. Credit cards are generally marketed to existing clients of the Bank and are not generally marketed to non-clients.

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $55,000 and $3,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all fifty states.

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

Correspondent Lending — The Bank expects to begin acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel during the first quarter of 2023. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel will be purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel will be amortized into interest income on the level-yield method over the expected life of the loan.  Loans acquired through the Correspondent Lending channel will be generally made to borrowers outside of the Bank’s historical market footprint.

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

(II)  Warehouse Lending segment

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the United States through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual advances for loans are expected to remain on the warehouse line for an average of 15 to 30 days. Advances for Reverse mortgage loans and construction loans typically remain on the line longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual advance during the time the advance remains on the warehouse line and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage-banking client.

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

(IV) Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. TRS also originated $98 million of ERAs during December 2022 related to tax returns that are anticipated to be filed during the first quarter 2023 tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s final federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2022 and 2021:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The ERA credit product is similar to the RA with the distinction of the timing of when the ERA is originated and the documentation available to underwrite the credit. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product related to the first quarter 2023 tax filing season had the following features:

●	Offered only during December 2022 and January 2023;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA occurs, including the failure to file a final federal tax return through a Republic Tax Provider:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered an RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans.

Related to the overall credit losses on RAs, including ERAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the RA, including the ERA, product parameters. Further changes in the RA product parameters do not ensure positive results and could have an overall material negative impact on the performance of all RA product offerings and therefore on the Company’s financial condition and results of operations.

See additional discussion regarding the RA product under the sections titled:

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

Republic Payment Solutions division

RPS is currently managed and operated within the TRS segment. The RPS division offers general-purpose reloadable prepaid cards, payroll debit cards, and limited-purpose demand deposit accounts with linked debit cards as an issuing bank through third-party service providers. Until the operating results of the RPS division are material to the Company’s overall results of operations, they will be reported as part of the TRS segment. The Company does not expect to report the RPS division as a separate reportable segment until such time, if any, that it meets quantitative reporting thresholds.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products, the LOC I, has been originated by the Bank since 2014. The second, the LOC II, was introduced in January 2021.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2021 and 2022. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

●	RCS installment loan product – Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through three different third-party service providers.

o	For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default.

o	For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

Employees and Human Capital Resources

As of December 31, 2022, Republic had 998 FTE employees. Altogether, Republic had 984 full-time and 28 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

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

Tax Refund Solutions

The TRS segment encounters direct competition for RT and RA market share from a limited number of banks in the industry. The Bank promotes these products to Tax Providers using various revenue-share and pricing incentives, as well as product features and overall service levels.

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

As an umbrella supervisor, the FRB requires that FHCs operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions. The FRB conducts periodic examinations to review the Company’s compliance with various legal and safety and soundness requirements, which directly impact the Bank.

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

The Bank is a member of the FHLB system. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency. Regulation by each of these agencies is intended primarily for the protection of the Bank’s clients and the DIF and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under federal and state consumer protection laws applicable to the Bank’s lending, deposit, and other activities. An adverse ruling or finding against the Company or the Bank under these laws could have a material adverse effect on the results of operations.

The Company and the Bank are also subject to the regulations of the CFPB. The CFPB has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The CFPB does not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority remains with the FDIC and the KDFI although the Bank may be required to submit reports or other materials to the CFPB upon its request. Notwithstanding jurisdictional limitations set forth in the Dodd-Frank Act, the CFPB and federal banking regulators may endeavor to work jointly on supervision matters.

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

Incentive and Executive Compensation — In 2010, the FRB and other regulators published final interagency guidance for structuring incentive compensation arrangements at financial organizations. The guidance does not set forth any formulas or pay caps but contains certain principles that companies are required to follow with respect to employees and groups of employees that may expose the company to material amounts of risk. The three primary principles are (i) balanced risk-taking incentives, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB and the FDIC monitor compliance with this guidance as part of safety and soundness oversight.

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

Financial Activities — The Company is an FHC. A BHC may elect to become an FHC if it and each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the CRA. As an FHC, the Company is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. Permitted activities also include those determined to be “closely related to banking” activities by the FRB under the BHCA and permissible for any BHC. An FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.

To maintain FHC status, the Company and the Bank must continue to meet the well capitalized and well managed requirements and maintain at least a “Satisfactory” rating under the CRA. The failure to meet such requirements could result in material restrictions on the activities of the Company and may also adversely affect the Company’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky state chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management regulatory exam ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. As a result of several legislative acts including the Dodd-Frank Act, the Bank, along with any other national or state-chartered bank, generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Restrictions on Affiliate Transactions and Loans to Insiders — Transactions between the Bank and its affiliates, and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g), and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiary, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors, and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

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

The FDIC assesses all banks quarterly. A bank’s assessment base and assessment rates are determined quarterly and are risk-based. For small banks (such as the Bank) post-Dodd-Frank, individual assessment rates are individually assigned based on the FDIC’s financial ratios method that estimates the probability of the bank’s failure over three years using financial data and a weighted average of the bank’s CAMELS component ratings, subject to adjustment. CAMELS composite ratings are used to set minimum and maximum assessment rates. The assessment base, post-Dodd-Frank, is the average consolidated total assets minus average tangible equity. Management cannot predict what insurance assessment rates will be in the future.

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

Anti-Money Laundering, Patriot Act; OFAC Sanctions — The Company and the Bank are subject to federal laws that are designed to counter money laundering and terrorist financing, and transactions with persons, companies, or foreign governments sanctioned by the United States. These laws include the Bank Secrecy Act, the Money Laundering Control Act, the Anti-Money Laundering Act of 2020, the Corporate Transparency Act, and the USA Patriot Act, as administered by the United States Treasury Department’s Financial Crimes Enforcement Network. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of certain transactions in currency, and conduct enhanced due diligence on certain accounts. The United States Treasury Department’s Office of Foreign Assets Control prohibits persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these anti-money laundering and anti-terrorist financing obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity.

Consumer Laws and Regulations — The Bank is subject to a number of federal and state consumer protection laws, including, but not limited to, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others. As discussed in more detail below, the Bank also complies with fair lending and privacy laws. Banks as well as nonbank consumer financial providers are subject to any rule, regulation or guideline created by the CFPB. The CFPB is an independent “watchdog” within the Federal Reserve System that regulates any person or service provider who offers or provides personal, family or household financial products or services by overseeing the application and implementation of “Federal consumer financial laws”.

The CFPB is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any consumer financial product or service transaction. The CFPB has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services including the Bank and its divisions. The FDIC also regulates unfair and deceptive or abusive acts or practices under Section 5 of the Federal Trade Commission Act.

Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with clients when taking deposits from, making loans to, or engaging in other types of transactions with, such clients. The continued effect of the CFPB on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.

Community Reinvestment Act and Fair Lending Laws — Banks have a responsibility under the CRA and related regulations of the FDIC to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the FDIC, other federal regulatory agencies, or the Department of Justice, taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received a “Satisfactory” CRA Performance Evaluation in January 2020, the most recent evaluation for which it has received final ratings. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security — The FRB, FDIC, other bank regulatory agencies, and States have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that would materially affect the Company’s results of operations. Moreover, in November 2021, the FRB, FDIC, and Office of the Comptroller of the Currency issued a joint final rule establishing computer-security incident notification requirements for banking organizations and their bank service providers. Effective April 2022, with full compliance no later than May 2022, banking organizations are required to satisfy specified consumer notice requirements if an incident occurs, which may include a major computer-system failure; a cyber-related interruption, such as a distributed denial of service or ransomware attack; or another type of significant operational interruption.

In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations, and regulations. The Company’s Board has approved and adopted a customer information security program.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banking subsidiary’s policies and procedures. In addition to the GLBA, the Company and the Bank are also subject to applicable state privacy laws.

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

As of December 31, 2022 and 2021, the Company’s capital ratios* were as follows:

	2022		2021
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$941,865	17.92%	$879,310	17.48%
Republic Bank & Trust Company	904,592	17.23	862,637	17.16

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$877,735	16.70%	$824,326	16.39%
Republic Bank & Trust Company	840,462	16.01	807,653	16.07

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$877,735	16.70%	$824,326	16.39%
Republic Bank & Trust Company	840,462	16.01	807,653	16.07

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$877,735	14.81%	$824,326	13.36%
Republic Bank & Trust Company	840,462	14.09	807,653	13.11

*  The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for 2020 and 2021, then phased in over the next three years of 2022 through 2024. If not for this election, the Company’s regulatory capital ratios would have been approximately 10 basis points and 12 basis points lower than those presented in the table above as of December 31, 2022 and 2021.

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

Item 1A. Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Republic’s common stock is subject to risks inherent in its business. The following are the material risk factors that impact us of which we are currently aware. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition, and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

REGULATORY AND LEGAL RISKS

The Bank’s RPG products represent a significant legal, compliance and regulatory risk, and if RB&T fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products and consumer deposit. Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose RB&T to civil money penalties and litigation risk, including shareholder actions. Various states and consumer groups have, from time to time, questioned the fairness of the products offered by RPG. Initiatives at the federal and state level, including by governmental agencies and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s RPG operations. If the Company can no longer offer or must substantially alter its RPG products, it will have a material adverse effect on its profits.

The Bank’s RPG products represent a significant third-party management risk, and if the Bank’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if the Bank fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. RPG and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by the Bank’s third-party service providers or failure of the Bank to properly monitor the compliance of its third-party service providers with laws and regulations could result in fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could also include the discontinuance of any or all third-party program manager products and services.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program, it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to opt into the Bank’s overdraft program and overdraft their checking accounts up to a limit that is calculated and assigned each day for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and have recurring deposit activity. During the first 30 days after an account is opened, a client may participate in the Overdraft Honor program with a small, fixed limit amount depending upon the account type. After the initial 30 day period a daily overdraft limit is calculated based upon deposits and other activity in the account. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days before it must be closed and charged off.

Loans originated through the Bank’s Consumer Direct and Correspondent Lending channels subject the Bank to regulatory and legal risks that the Bank does not have through its historical origination and servicing channels. Loans serviced outside the Bank’s traditional footprint also subject the Bank to various state-level servicing laws and regulations that are different than those within the Bank’s traditional footprint and may impact the Bank’s ability to collect a deficiency and timely foreclose on a loan that becomes delinquent. Failure by the Bank to properly comply with these various state level laws and regulations could subject the Bank to fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could also include the discontinuance of the Consumer Direct Channel or Corresponding Lending operations.

Failure to appropriately manage these additional risks could lead to additional regulatory and compliance risks, as well as create burdens that reduce profitability or cause operating losses from these origination channels.

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

Federal and state laws and regulations govern numerous matters relating to the offering of banking products. Failure to comply with disclosure requirements or with laws, including those relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose RB&T to civil money penalties and litigation risk, including shareholder actions. Initiatives of the current President and the current Congress, along with actions of the states, governmental agencies, and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s operations.

Use of third parties creates a third-party management risk. If RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. RB&T and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by RB&T’s third-party service providers or failure of RB&T to properly monitor the compliance of its third-party service providers with laws and regulations could result in fines and penalties that materially and adversely affect RB&T’s earnings.

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

Transactions between the Company and its insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties. The Company’s Captive is a Nevada-based, wholly owned insurance subsidiary of the Company that provides property and casualty insurance coverage to the Company and the Bank as well as a group of other third-party insurance captives for which insurance may not be available or economically feasible. The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion. If the IRS ultimately concludes such transactions do create tax avoidance or evasion issues, the Company could be subject to the payment of penalties and interest.

CREDIT RISKS

RAs represent a significant credit risk, and if the Bank is unable to collect a significant portion of its RAs, it would materially, negatively impact earnings. There is credit risk associated with an RA because the funds are disbursed to the taxpayer customer prior to the Bank receiving the taxpayer customer’s refund as claimed on the return. Management annually reviews and revises the RA’s underwriting criteria. These changes in the RA’s underwriting criteria do not ensure positive results and could have an overall material negative impact on the performance of the RA and therefore on the Company’s financial condition and results of operations.

Because there is no recourse to the taxpayer customer if the RA is not paid off by the taxpayer customer’s tax refund, the Bank must collect all its payments related to RAs through the refund process. Losses will generally occur on RAs when the Bank does not receive payment due to several reasons, such as IRS revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud and tax debts not previously disclosed to the Bank during its underwriting process. While the Bank’s underwriting during the RA approval process takes these factors into consideration based on prior years’ payment patterns, if the IRS significantly alters its revenue protection strategies, if refund payment patterns for a given tax season meaningfully change, if the federal government fails to timely deliver refunds, or if the Bank is incorrect in its underwriting assumptions, the Bank could experience higher loan loss provisions above those projected. The provision for loan losses is a significant determining factor of the RPG operations’ overall net earnings.

In addition, the federal government, specifically as a result of the PATH Act, mandates that tax refunds for tax returns with certain characteristics cannot receive their corresponding refunds before February 15th each year. Substantially all the tax returns driving TRS’s product volume meet the criteria of those subject to this later funding under the PATH Act. These funding delays effectively restrict the Bank’s ability to make in-season modifications to its RA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all RAs are issued prior to February 15. As a result, the underwriting criteria that TRS establishes for the RA product at the beginning of the tax season could have a material negative impact on the performance of the RA before mitigating revisions can be made.

ERAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its ERAs, it would materially, negatively impact earnings. In addition to all the risks associated with its other RA products, ERAs carry additional credit risks. ERAs are substantially all originated during December prior to the upcoming first quarter tax season with the expectation the taxpayer client will return to the Bank’s Tax Provider during the first quarter tax filing season to file the taxpayer’s tax return, allowing the Bank to potentially receive the taxpayer’s tax refund from the federal government to repay the ERA with the Bank. In addition, TRS originates ERAs without the taxpayer client's final fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s actual federal tax return. As with other RAs, the Bank has no recourse to the borrower if the ERA is not repaid by the taxpayer client’s tax refund. If the taxpayer client fails to return to the Bank’s Tax Provider or if the taxpayer client’s final tax return is substantially different than the early season estimate used to make the ERA, ERA losses could be substantially higher than estimated, which could cause a material adverse impact to TRS’s earnings and the overall results of operations of the Company.

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

Management’s changes to RPG product parameters could have a material negative impact on the performance of the RPG products. In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises product parameters. Further changes in product parameters do not ensure positive results and could have an overall material negative impact on the performance of the product and therefore on the Company’s financial condition and results of operations.

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

Loans originated through the Bank’s Consumer Direct and Correspondent Lending channels subject the Bank to credit risks that the Bank does not have through its historical origination and servicing channels. The dollar volume of loans originated through the Bank’s Consumer Direct and Correspondent Lending channels and loans serviced as the result of the Correspondent Lending channel are primarily out-of-market. Loans originated out of the Bank’s market footprint inherently carry additional credit risk, as the Bank will experience an increase in the complexity of the customer authentication requirements for such loans. Failure to appropriately identify the end-borrower for such loans could lead to additional fraud losses.

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

The Bank uses appraisals as part of the decision process to make a loan for, or secured by, real property. In addition, appraisals are used to value a loan if it becomes “collateral dependent” as a problem credit. Appraisals do not ensure the value of the real property collateral. As part of the new loan process or in valuing a collateral dependent problem credit, the Bank generally requires an independent third-party appraisal of the real property. An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made. An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral securing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Approximately 27% of the Bank’s portfolio is secured by residential real estate and 35% is secured by commercial real estate properties. Both of these loan types are heavily dependent upon third-party appraisals in the decision process Additional charge-offs in either of these portfolios as a result of inaccurate appraisals could adversely affect the Bank’s operating results and financial condition.

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

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. As of December 31, 2022, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

OPERATIONAL AND STRATEGIC RISKS

RPG products represent a significant operational risk and rely heavily on the accuracy and timeliness of data received from the Bank’s third party marketer and servicer providers. To conduct its RPG businesses, the Bank must implement and test new systems, train associates for new products and changes to existing products, and process information and data received from third party marketer and servicer providers. Due to the high volume of transaction activity across all the RPG product lines, the Bank relies heavily on the communications and information systems of the Bank as well as the communications and information systems of its third party providers to operate these products. Any failure, sustained interruption, or breach in security, including the cyber security, of these systems could result in failures or disruptions in client relationship management and other systems. If the Bank were unable to properly service this business as a result of inaccurate or untimely data from its third party marketer and servicer providers, it could materially impact earnings.

RCS revenues and earnings are highly concentrated in its line-of-credit products. The discontinuation of these line-of-credit products, or a substantial change in the terms under which these products are offered, would have a material adverse effect on the Company’s financial condition and results of operations.

Many of the RCS programs are heavily reliant on the ability of the Bank to sell all or a significant portion of the loans originated to a third party in order to fund the programs. If the Bank were unable to sell these loans to a third-party purchaser for any reason, RCS would likely cease originating new loans under that product line, which would significantly and negatively impact the overall earnings of RCS. RCS originates installment loans and lines of credits through its various product lines. For some of its installment products, RCS sells 100% of the balances after its origination. For its line of credit products, the Bank sells a 90% or 95% participation in the product after origination, depending upon the product. If the Bank were unable to sell these loan balances for any reason, RCS would likely cease originating new loans for that particular product as soon as practical under the terms of its various agreements. The inability of RCS to originate new loans under any of its higher-yield RCS products would cause a material adverse impact to the results of operation of RCS.

In addition, the agreement between the Bank and the consumer for many of its line of credit products do not allow RCS to stop originating new customer draws on that product if RCS chooses to exit the product line. For these products, if the Bank were unable to sell these balances for any reason, RCS would retain 100% of the balances it originates on those products. In those circumstances, the credit risk for the Bank would increase substantially as it would then be responsible for 100% of any charge-offs for these loans, as opposed to 5% or 10% of the charge-offs when it is able to sell participating balances to a third party purchaser. While the Bank would also be retaining 100% of the revenue from these balances as well, there is no guarantee the additional revenue would offset the charge-offs in the event of an economic downturn. Such an increase in charge-offs could have a material adverse impact on the results of operations of the RCS segment and the Company, as a whole.

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

Risks associated with the Bank’s transition from LIBOR to SOFR or other alternative reference rates include the following:

●	SOFR is viewed as a near risk free rate because it is derived from rates on overnight U.S. Treasury repurchase transactions. These transactions are essentially overnight loans secured by U.S. Treasury securities, thus essentially risk free. Changing to SOFR or a similar rate could result in a value transfer between contracting parties to instruments originally based on LIBOR. Historically, in periods of economic or financial industry stress, near risk free rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to near risk

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

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security. The Company is exposed to the risk of cyber-attacks in the normal course of business and incurs substantial cyber security protection costs. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out directly against the Company, or against the Company’s clients or vendors by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank, the Bank’s clients, or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cyber security protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

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

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations, and financial condition. All service offerings, including current offerings and those that may be provided in the future, may become riskier due to changes in economic, competitive, and market conditions beyond the Company’s control.

The proposed acquisition and integration of CBank pursuant to the CBank Agreement includes certain acquisition-related risks to the Company and the Bank. These risks include:

●	the possibility that some or all of the anticipated benefits of the proposed acquisition will not be realized or will not be realized within the anticipated timelines;
●	the risk that integration of CBank’s operations with those of the Company will be materially delayed or will be more costly or difficult than expected; the parties’ inability to meet expectations regarding the timing, completion and accounting and tax treatments of the acquisition;
●	the failure to satisfy other conditions to completion of the acquisition, including receipt of required regulatory and other approvals; the failure of the proposed transaction to close for any other reason; diversion of management's attention from ongoing business operations and opportunities due to the acquisition;
●	the challenges of integrating and retaining key employees;
●	the effect of the announcement of the merger on the Bank’s or CBank’s respective customer and employee relationships and operating results;
●	the possibility that the acquisition may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
●	the magnitude and duration of inflation; as well as the results of operations and financial condition of the Company following the acquisition.

The Company’s ability to successfully complete acquisitions will affect its ability to grow and compete effectively in its market footprint. The Company has announced plans to pursue a policy of strategic growth through acquisitions to supplement organic growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institution can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. The Company intends to continue to pursue acquisition opportunities in its market footprint. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

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

ECONOMIC, FINANCIAL MARKETS, INTEREST RATES, AND LIQUIDITY RISKS

Mortgage Banking activities have been adversely impacted by increasing long-term interest rates. The Company is unable to predict changes in market interest rates. Changes in interest rates can impact the gain on sale of loans, loan origination fees, and loan servicing fees, which account for a significant portion of Mortgage Banking income. A decline in market interest rates generally results in higher demand for mortgage products, while an increase in rates generally results in reduced demand. Generally, if demand increases, Mortgage Banking income will be positively impacted by more gains on sale; however, the valuation of existing mortgage servicing rights will decrease and may result in a significant impairment. A decline in demand for Mortgage Banking products resulting from rising interest rates could also adversely impact other products which are typically cross-sold with mortgages.

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

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits (with approximately 7% of deposits concentrated with the Bank’s top 20 depositors), brokered deposits, and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited, or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market-leading interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates would have an adverse impact on the Company’s net interest income and overall results of operations.

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

Government responses to economic conditions may adversely affect the Company’s operations, financial condition, and earnings. Enacted financial reform legislation has changed and will continue to change the bank regulatory framework. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect Company operations by restricting business activities, including the Company’s ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on the Company’s lending activities, financial performance, and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect financial performance.

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

In addition, the stock market, in general, has historically experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated operating results, cash flows, and financial condition. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance, and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that investors will be able to resell their shares at times or at prices they find attractive.

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

COMPETITIVE RISKS

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, declining mortgage demand, and a rising interest rate environment. With the rise of inflation during 2022, the FOMC implemented a more aggressive and hawkish approach to its monetary policies during 2022 and has signaled these policies could continue into the future until inflation decreases to acceptable levels. Included in its actions are raising the FFTR, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program to reduce the size of its balance sheet by selling certain types of bonds in the market.

The FOMC’s signaling of these actions caused market interest rates for U.S. Treasury bonds and mortgages to rise rapidly during the 2022. With the rise in mortgage rates, mortgage refinance activity slowed dramatically during 2022, and Warehouse usage began to decline significantly. Further monetary tightening by the FOMC in 2023 will likely further decrease mortgage demand and Warehouse line usage. In addition, a decrease in usage across the Warehouse industry could also cause competitive pricing pressure on the Bank to lower its pricing to its Warehouse clients in order to maintain higher volumes.

The Bank could likely experience decreased earnings on its Warehouse lines of credit during 2023 due to the expected interest rate environment combined with strong industry competition and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

The Company may lose Warehouse clients due to mergers and acquisitions in the industry. The Bank’s Warehouse clients are primarily mortgage companies across the United States. Mergers and acquisitions affecting such clients may lead to an end to the client relationship with the Bank. The loss of a significant number of clients may materially impact the Company’s results of operations.

Mortgage Banking revenue will likely decline due to declining mortgage demand resulting from a rising interest rate environment, which will also lead to more intense industry competition for a shrinking mortgage market. Mortgage Banking is a significant operating segment of the Company. With the rise of inflation during 2022, the FOMC has implemented a more aggressive and hawkish approach to its monetary policies. Included in its actions are raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s implementation of these actions caused market interest rates for treasury bonds and mortgages to rise rapidly during 2022. With the rise in mortgage rates, mortgage refinance activity slowed dramatically during 2022, and as a result, mortgage origination volume declined significantly. Further monetary tightening by the FOMC in 2023 will likely further decrease mortgage demand. In addition, a decrease in mortgage demand across the mortgage industry could also cause competitive pricing pressure on the Bank to lower its mortgage pricing to maintain its volumes for a shrinking market, further causing its cash gains-as-a-percentage-of-loans-sold to decline.

The Bank will likely experience decreased Mortgage Banking revenue during 2023 due to expected rising market interest rates and strong industry competition, housing supply shortages, and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

FINANCIAL REPORTING RISKS

Management has identified material weaknesses in the Company’s internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control, which may result in material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations.

Management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that Management identified were the following:

1)	the Company did not maintain effective controls over the initial implementation of new products offered through third parties within RPG. Specifically, Management identified that an RCS product’s contractual terms were not sufficiently communicated internally, and the controls were not designed to identify and test all relevant transactional data posting to the Company’s financial statements for the product;

2)	the Company did not maintain effective controls over the information and communication as it relates to the reconciliation function. Specifically, the controls were not precisely designed to identify, communicate, resolve, and timely escalate reconciliation issues to the appropriate levels within the organization; and

3)	the Company did not design and maintain effective controls over the financial analysis of RCS products’ yields. Specifically, the Company reviewed the weighted average yield of all RCS products on a segment basis rather than an individual product basis.

Management cannot guarantee that the Company’s efforts will remediate these material weaknesses or that additional material weaknesses in the Company’s internal control over financial reporting will not be identified in the future. The Company’s failure to implement and maintain effective internal control over financial reporting could result in errors in the Company’s consolidated financial statements that could result in a restatement of its financial statements and could cause the Company to fail to meet its reporting obligations, any of which could diminish investor confidence and cause a decline in the price of the Company’s Class A common stock. See Item 9A. “Controls and Procedures” for further discussions of the identified material weaknesses and the Company’s remediation efforts.

Republic’s Management is required to evaluate the effectiveness of the Company’s disclosure controls and internal control over financial reporting. If the Company is unable to maintain effective disclosure controls and internal control over financial reporting, investors may lose confidence in the accuracy of the Company’s financial reports.

As a public company, the Company is required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that Management evaluate and determine the effectiveness of the Company’s internal control over financial reporting. Additionally, the Company’s independent registered public accounting firm is required to deliver an attestation report on the effectiveness of the Company’s internal control over financial reporting.

In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the Company has expended, and anticipates that it will continue to expend, significant resources, including accounting-related costs and significant management oversight.  If any of these new or improved controls and systems do not perform as expected, the Company may experience further deficiencies in its controls.

The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s results of operations, cause the Company to fail to meet its reporting obligations, and adversely affect the results of periodic management evaluations and the Company’s independent registered public accounting firm’s attestation reports required by the SEC. Ineffective internal control over financial reporting could diminish investor confidence, negatively affect the price of the Company’s Class A common stock, and could result in the Company’s delisting on the Nasdaq. See Item 9A. “Controls and Procedures” for further discussions of the identified material weaknesses.

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

The Bank may experience goodwill impairment, which could reduce its earnings. The Bank performed its annual goodwill impairment test during the fourth quarter of 2022 as of September 30, 2022. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which could materially, adversely affect its results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company’s executive offices are located at 601 West Market Street in Louisville, Kentucky. The Company also has principal support and operational functions located in three additional facilities in Louisville at 9600 Brownsboro Road, 661 South Hurstbourne Parkway and 200 South Seventh Street. As of December 31, 2022, Republic had 28 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, two banking centers in Tennessee, and two banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	42,000	L (1)
9600 Brownsboro Road, Louisville	42,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	<1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	4,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
2034 Richard Jones Road, Nashville	3,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	1,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	80,000	L(1)

(1)	Locations are leased from partnerships in which the Company’s Executive Chair and Chief Executive Officer, Steven E. Trager; its Vice Chair and President, A. Scott Trager; its Director, Andrew Trager-Kusman; or family members of Steven E. Trager, A. Scott Trager, and Andrew Trager-Kusman, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6 “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

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

On February 10, 2023, the Company’s Class A Common Stock was held by 1,021 shareholders of record and the Class B Common Stock was held by 92 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 14 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2022, the trustee held 253,228 shares of Class A Common Stock and 1,214 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2022 are included in the following table:

			Total Number of	Additional	Maximum Number
			Shares Purchased	Shares	of Shares that May
			as Part of Publicly	Authorized	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs	or Programs

October 1 - October 31	—	$—	—	292,806	500,000
November 1 - November 30	—	—	—	—	500,000
December 1 - December 31	10,000	41.34	10,000	—	490,000
Total	10,000	$41.34	10,000	292,806	490,000

During 2022, the Company repurchased 273,134 shares. In addition, in connection with employee stock awards, there were 3,288 shares withheld upon exercise of stock options and vesting of restricted stock awards to satisfy the withholding taxes and, for stock options, the exercise price. The Board took the following actions as it relates to the Company’s existing stock repurchase program:

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

The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2022, the Company had 490,000 shares which could be repurchased under its current share repurchase programs.

During 2022, there were approximately 5,408 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933. There were no equity securities of the registrant sold without registration during the quarter covered by this report.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the KBW NASDAQ Bank Index and the S&P 500 Index. The graph covers the period beginning December 31, 2017 and ending December 31, 2022. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the KBW NASDAQ Bank Index and the S&P 500 Index on December 31, 2017. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2018	2019	2020	2021	2022

Republic Class A
Common Stock (RBCAA)	$100.00	$104.17	$128.87	$102.87	$148.68	$123.50
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23

Total Return Performance
Republic Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the discontinuation of LIBOR;

●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the ability of the Company to remediate its material weaknesses in its internal control over financial reporting;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

On October 26, 2022, Republic, the Bank and CBank entered into the CBank Agreement. Upon completion of the transaction, CBank will be merged with and into RB&T, with RB&T as the survivor of the merger. CBank is headquartered in Cincinnati, Ohio. This document contains statements regarding the proposed acquisition transaction that are not statements of historical fact and are considered forward-looking statements within the criteria described above. These statements are likewise subject to various risks and uncertainties that may cause actual results and outcomes of the proposed transaction to differ, possibly materially, from the anticipated results or outcomes expressed or implied in these forward-looking statements. In addition to factors disclosed in reports filed by Republic with the SEC, risks and uncertainties for Republic, CBank and the combined company include, but are not limited to: for the parties to receive all regulatory approvals as provided for in the CBank Agreement, the ability to grow CBank loan and deposit balances post-acquisition, unanticipated post-acquisition loan losses for Republic on CBank-originated loans, the ability of Republic to integrate acquired operations including obtaining synergies, integration objectives and anticipated timelines, the ability of Republic to integrate, manage and keep secure our information systems, and other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

Republic believes its critical accounting policies and estimates relate to the following:

ACLL and Provision — As of December 31, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company initially employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

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

Management evaluated the reasonableness of its Core Bank ACLL as of December 31, 2022 and 2021 by evaluating absorption and exhaustion rates that account for CECL life-of-loan considerations and the economic hardship and uncertainty brought about by the COVID-19 pandemic. The absorption rate considered total Core Bank net loan losses from 2008 to 2013 as a percent of the end-of-year Core Bank ACLL. The exhaustion rate considered how many years of gross Core Bank loan charge-offs the end-of-year Core Bank ACLL could withstand based on average annual net Core Bank loan losses from 2008 to 2013. The years 2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses relative to an average year of loan losses for the Core Bank. Management believes Core Bank losses from 2008 to 2013 are more representative of current economic conditions than more recent years just prior to the onset of the COVID-19 pandemic.

As of December 31, 2022, the weighted average term of the Core Bank loan portfolio was approximately six years. The Core Bank’s absorption rate was 85% and its exhaustion rate was approximately 6.0 years as of December 31, 2022. Management considers these rates reasonable under current economic conditions. The table below reflects the Core Bank’s exhaustion and absorption rates for each of the last three years:

Years Ended December 31,	2022		2021		2020

Core Bank:

Exhaustion Rate (end-of-year ACLL / median annual charge-offs from 2008 to 2013)	5.99	Yrs.	6.01	Yrs.	6.07	Yrs.

Absorption Rate (total net charge-offs from 2008 to 2013 / end-of-year ACLL)	85%		85%		84%

Based on management’s evaluation, a Core Bank ACLL of $52 million, or 1.21% of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2022 and resulted in Core Banking Provision for its loans of a net charge of $312,000 during 2022. This compares to an ACLL of $52 million and $50 million as of December 31, 2021 and December 31, 2020 with Provisions of a net credit of $319,000 for 2021 and net charge of $16.9 million for 2020.

If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL as of December 31, 2022 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. In some instances, the Bank originates these products, sells 90% or 95% of the balances within three business days of loan origination, and retains a 5% or 10% interest. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

As of December 31, 2022, management evaluated the ACLL only on its active RCS products that had incurred meaningful losses since their inception, which were its line-of-credit products. Due to the general short-term nature of these products, management utilized its traditional absorption and exhaustion calculations using 2022 net charge-offs with the beginning-of-the-year ACLL. The absorption and exhaustion rates were 69% and 0.88 years, respectively, both of which were considered reasonable.

RPG maintained an ACLL for all the loan products held at amortized cost and offered through its RCS segment as of December 31, 2022, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2022, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolios to as high as 54.85% for its line-of-credit portfolios. A lower reserve percentage was provided for RCS’s healthcare receivables as of December 31, 2022, as such receivables have recourse back to the Company’s third-party service providers in the transactions. Based on management’s calculation, an ACLL of $18.7 million, or 7.3%, of total RPG loans was an adequate estimate of expected losses within the RPG portfolio as of December 31, 2022.

RPG’s TRS segment offered its RA credit product during the first two months of 2022, 2021, and 2020, and its ERA credit product during December 2022 related to the first quarter 2023 tax season. An ACLL for losses on RAs and ERAs is estimated during the limited, short-term period the product is offered. RAs originated during the first two months of 2022, were repaid, on average, within 32 days of origination. Provisions for RA and ERA losses are estimated when advances are made and adjusted to actual net charge-offs as of June 30th of each year. The ACLL for ERAs as of December 31, 2022 was $3.8 million for $98 million of ERAs originated during December 2022. There were no ERAs originated during 2021, and as a result there was no ACLL as of December 31, 2021 for ERAs. There was no ACLL as of December 31, 2022 or December 31, 2021 for RAs originated during the first two months of 2022 or 2021, as all RAs originated during the first two months of those years had either been repaid or charged-off by June 30th of each year.

Related to the overall credit losses on RAs and ERAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s RA and ERA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the RA and ERA product parameters. Further changes in RA and ERA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the RA an ERA and therefore on the Company’s financial condition and results of operations.

See additional discussion regarding the RA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

RPG recorded a net charge of $22.0 million, $15.1 million, and $14.4 million to the Provision during 2022, 2021, and 2020, with the Provision for each year primarily due to net losses on RAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on RAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

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

RECENT DEVELOPMENTS

Correction of Prior Period Error

As disclosed in Note 27, “Correction of Prior Period Error,” to our consolidated financial statements, the Company identified a prior period accounting error substantially in the form of an immaterial understatement of revenue, solely related to one RCS line of credit product. The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2021, and the Company’s previously reported interim unaudited consolidated financial statements for each of the quarterly and fiscal year-to-date periods ended June 30, 2021; September 30, 2021; March 31, 2022; June 30, 2022; and September 30, 2022; and the unaudited consolidated quarterly financial data for the quarter ending December 31, 2021 (collectively the “previously reported financial statements”). The three month period ended December 31, 2021 and year ended December 31, 2021 also reflected certain immaterial revisions to reclassify certain gains and losses on the sale of the same RCS line of credit product.  These reclassifications impact noninterest income, noninterest expense and interest income with no impact to net income.

The Company concluded this error was not material, on an individual or aggregate basis, to the Company’s previously reported financial statements and correction of the error would not be material to the current year financial statements, including any interim periods. However, the Company corrected this error as a voluntary immaterial revision to the accompanying consolidated financial statements of this Annual Report on Form 10-K, as of and for the fiscal years ended December 31, 2022, and 2021, in the periods in which the error occurred. In addition, the Company expects to present the corrected interim 2022 amounts as a voluntary immaterial revision in its 2023 consolidated interim financial statements on a quarterly basis and a year-to-date basis upon the filing of its Quarterly Reports on Form 10-Q.

As a result, the financial results in the periods presented within the Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth below, have been revised to give effect to the correction of this error.

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

The CBank Agreement was unanimously approved by the Republic, RB&T and CBank boards of directors on October 25, 2022.  In connection with entering into the CBank Agreement, Republic entered into customary support agreements with the members of CBank’s board of directors and other shareholders in their capacities as shareholders of CBank (the “CBank Support Agreements”). Subject to the terms and conditions, and non-termination, of the CBank Support Agreements, each such shareholder agreed, among other things, to vote his or her respective shares of CBank Common Stock in favor of the approval of the CBank Agreement and the transaction contemplated thereby, and against alternative acquisition proposals.  The CBank Support Agreements do not prevent the shareholders, in their capacity as directors, from exercising their fiduciary obligations in connection with alternative acquisition proposals. The CBank Agreement provides certain termination rights for both Republic and CBank and further provides that a termination fee of $2,040,000 will be payable by CBank to Republic upon termination of the CBank Agreement under certain circumstances, including CBank’s termination of the CBank Agreement to accept a Superior Proposal (as defined in the CBank Agreement).  The CBank Agreement was approved by its shareholders on December 13, 2022.

As of January 31, 2023, CBank had approximately $257 million in assets, consisting of approximately $221 million in gross loans, no other real estate owned, approximately $16 million of marketable securities, approximately $14 million in cash and cash equivalents and approximately $6 million in other assets. Also as of January 31, 2023, CBank had approximately $228 million of liabilities, including approximately $209 million in customer deposits and $13 million in Federal Home Loan Bank advances.

OVERVIEW

Total Company net income was $91.1 million and Diluted EPS was $4.59 for 2022, compared to net income of $87.6 million and Diluted EPS of $4.28 for 2021. Table 1 below presents Republic’s financial performance for the years ended December 31, 2022, 2021, and 2020:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2022	2021	2020	2022/2021	2021/2020

Income before income tax expense	$116,845	$111,442	$102,633	5%	9%
Net income	91,106	87,611	83,246	4	5
Diluted EPS of Class A Common Stock	4.59	4.28	3.99	7	7
ROA	1.48%	1.39%	1.38%	6	1
ROE	10.68	10.37	10.37	3	—

The increase in net income for the Total Company primarily reflected the following:

●	The benefit of an $13 million pre-tax legal settlement;

●	The benefit of a $5 million pre-tax contract termination fee;

●	A $32.9 million increase in non-PPP related interest income;

●	A $18.6 million decrease in PPP income within interest income; and

●	An $13.8 million decrease in Mortgage Banking income.

Additional discussion follows in this section of the filing under “Results of Operations.”

General highlights by reportable segment for the year ended December 31, 2022 consisted of the following:

Traditional Banking segment

●	Net income increased $5.3 million, or 15%, from 2021.

●	Net interest income increased $14.3 million, or 9%, compared to 2021.

●	Provision was a net charge of $1.4 million for 2022 compared to a net credit of $38,000 for 2021.

●	Noninterest income increased $156,000, or less than 1%, over 2021.

●	Noninterest expense increased $4.3 million, or 3%, over 2021.

●	Total Traditional Bank non-PPP related loans increased $404 million, or 12%, during 2022, driven primarily by strong CRE loan growth.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.40% as of December 31, 2022 compared to 0.59% as of December 31, 2021.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.16% as of December 31, 2022 compared to 0.21% as of December 31, 2021.

Warehouse Lending segment

●	Net income decreased $7.6 million, or 47%, from 2021.

●	Net interest income decreased $11.5 million, or 46%, from 2021.

●	The Warehouse Provision was a net credit of $1.1 million for 2022 compared to a net credit of $281,000 for 2021.

●	Average committed Warehouse lines decreased to $1.3 billion during 2022 from $1.4 billion during 2021.

●	Average Warehouse line usage was 44% during 2022 compared to 53% during 2021.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $13.8 million, or 69%, from 2021 to 2022.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $238 million during 2022 compared to $718 million during 2021, with the Company’s cash-gain-as-a-percent-of-loans-sold decreasing to 3.01% from 3.22% from period to period.

Tax Refund Solutions segment

●	Net income increased $14.1 million, or 111%, from 2021 to 2022.

●	Net interest income increased $5.9 million, or 37%, from 2021 to 2022.

●	Total RA originations were $311 million during the first quarter of 2022 compared to $250 million for the first quarter of 2021.

●	TRS originated $98 million of ERAs during the fourth quarter of 2022 related to the anticipated filing of tax returns for the upcoming first quarter 2023 tax season.

●	The TRS Provision was $10.0 million for 2022, compared to $6.7 million for 2021.

●	Noninterest income was $38.5 million for 2022 compared to $23.8 million for 2021. Noninterest income for 2022 included a $5.0 million non-recurring contract termination fee and a $13.0 million non-recurring legal settlement payment.

●	Net RT revenue decreased $3.2 million, or 16%, from 2021 to 2022.

●	Noninterest expense was $15.7 million for 2022 compared to $16.3 million for 2021.

●	On October 19, 2022, TRS entered into a new agreement with a large Tax Provider, for which TRS had previously only provided RTs. As part of the new agreement, TRS will be the exclusive provider of RAs and ERAs originated through this provider until October 2025. As a result of the new agreement, management expects to add an additional $550 million of new RA origination volume, including ERAs originated during December 2022, to its first quarter 2023 tax filing season.

TRS had multiple factors during 2021 and 2022 that impacted its 2022 performance and the comparability of that performance to the same periods in 2021. By year, these factors discussed below include, but may not be limited to, the following:

2021 Calendar Year

1)	The start of the IRS processing season was delayed approximately two weeks later than a typical tax season; and

2)	The Company believes stimulus programs from the Federal Government and pandemic-related restrictions during early 2021 negatively impacted demand for TRS’s RT and RA products.

2022 Calendar Year

1)	TRS amended one of its existing third-party contracts to provide for a small revenue share from Republic to the third party, along with a ceiling on loan losses from the third party to Republic for all RA products originated through this provider;

2)	TRS experienced a loss of RT and RA product volume to Green Dot directly following the execution of the TRS Purchase Agreement;

3)	Although to a lesser degree than in the 2021 tax season, management believes stimulus programs from the Federal Government during the latter half of 2021 negatively impacted the 2022 tax season;

4)	The Bank received a $5.0 million non-recurring termination fee in January 2022 following the cancellation of the Sales Transaction; and

5)	The Bank received a $13.0 million non-recurring legal settlement in June 2022 upon settling its lawsuit against Green Dot.

As it relates to factors impacting 2021, the processing season with the IRS started approximately two weeks later than normal. As a result, RT funding volume and loan repayments from the IRS lagged normal funding patterns in non-COVID-impacted years and effectively pushed RT revenue and loan recovery activity later into the 2021 calendar year. In addition, management believes government stimulus programs during 2021 negatively impacted demand for TRS RA and RT products.

In addition to the more normal timing of the tax season in 2022 as compared to 2021, the fiscal year 2022 tax season, in totality, was favorably impacted by a contractual amendment with one of the Company’s large Tax Providers. As a result of the amended contract, TRS shares certain revenues with this provider, while this provider absorbs certain overhead costs of the program and furnishes to TRS a loan loss guaranty ceiling as a percentage of RAs originated by this provider. Through this provider, TRS originated $172 million of RAs during the first quarter of 2022 as compared to $135 million originated during the first quarter of 2021. The net cost of the revenue share to the provider from TRS was approximately $266,000 for the $172 million of RA volume, while the benefit to TRS of the overhead costs eliminated as a result of the new contract was approximately $543,000 and the net benefit to TRS of the loan loss guaranty ceiling for 2022 was approximately $516,000.

Negatively impacting 2022 as compared to 2021 was a loss of RT volume by RB&T to Green Dot from certain third-party Tax Providers following the execution of the TRS Purchase Agreement. While TRS was able to partially offset this lost volume through higher volume from other existing relationships, the lost volume to Green Dot from this one provider had a negative impact to the overall results of TRS for 2022 and may continue to have a negative impact to the overall results of TRS beyond 2022, if TRS is unable to win this business back through its normal solicitation process.

As a net result of all the factors in the preceding paragraphs as well as the positive impact to non-interest income of the Green Dot settlement, TRS experienced a net positive improvement to its 2022 operating results as compared to 2021.

Republic Credit Solutions segment

●	Net income increased $1.2 million, or 7%, over 2021.

●	Net interest income increased $5.8 million, or 25%, over 2021.

●	Overall, RCS recorded a net charge to the Provision of $12.1 million during 2022 compared to a net charge of $8.4 million for 2021.

●	Noninterest income increased $2.2 million, or 20%, over 2021.

●	Noninterest expense was $8.4 million for 2022 and $4.8 million for 2021.

●	Total nonperforming loans to total loans for the RCS segment was 0.70% as of December 31, 2022 compared to 0.05% as of December 31, 2021.

●	Delinquent loans to total loans for the RCS segment was 8.53% as of December 31, 2022 compared to 6.48% as of December 31, 2021.

RESULTS OF OPERATIONS

This section provides a comparative discussion of Republic’s Results of Operations for the two-year period ended December 31, 2022, unless otherwise specified. Refer to Results of Operations on pages 53-63 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) for a discussion of the 2021 versus 2020 results.

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

A large amount of the Company’s financial instruments tracks closely with, or are primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during 2022 included the following:

Table 2 — Increases to the Federal Funds Target Rate during 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates for bonds and loans throughout the second half of 2022. While long-term interest rates initially rose in tandem with the increases to the FFTR during the middle part of 2022, they began to decline during the second half of 2022 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve became inverted during 2022 with some short-term rates higher than some long-term rates on the yield curve. Further monetary tightening by the FOMC in the future will likely cause short-term interest rates to continue to increase. At this time, the future of long-term market interest rates remains uncertain. Increases in short-term market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $236.7 million during 2022 and represented an increase of $14.0 million over 2021. Total Company net interest margin expanded to 4.12% during 2022 compared to 3.79% for 2021.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $14.3 million, or 9%, over 2021. Traditional Banking’s net interest margin was 3.38% for 2022, an increase of 20 basis points from 2021.

The increase in the Traditional Bank’s net interest income during 2022 was primarily attributable to the following factors:

●	Traditional Bank net interest income, excluding PPP fees and interest, increased $32.9 million, or 24%, over 2021. Contributing significantly to this growth in net interest income was a 44-basis point increase in the Traditional Bank’s net interest margin, excluding PPP loans and related fees and interest. Driving this increase in net interest margin, excluding PPP-related elements, was the following:

o	Increases in the FFTR during 2022 continued to benefit the Traditional Bank’s high level of interest-earning cash on its balance sheet, as well as its loan and investment portfolio yields. As a result, the Traditional Bank’s yield on interest earning assets, excluding PPP, increased 42 basis points from 2021 to 2022.

o	Average non-PPP loans at the Traditional Bank grew from $3.3 billion for 2021 to $3.6 billion for 2022.

o	The Traditional Bank was able to maintain a relatively low cost of interest-bearing deposits as compared to the benefit it received on its interest earning cash as a result of the increases to the FFTR. For further discussion of the Bank’s interest-bearing deposits, see section titled Deposits below in this section of the filing.

●	The Traditional Bank recognized $1.4 million of fees and interest on its PPP portfolio during 2022 compared to $20.0 million during 2021. The $18.6 million decrease in PPP fees and interest primarily highlighted the short-term nature of this program, which was closer to its peak during 2021.

Table 3 — Traditional Bank Net Interest Income and Net Interest Margin Excluding PPP (Non-GAAP)

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

	Net Interest Income				Average Interest-Earning Assets				Net Interest Margin
	Years Ended Dec. 31,				Years Ended Dec. 31,				Years Ended Dec. 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change	2022	2021	% Change

Traditional Banking - GAAP	$171,543	$157,249	$14,294	9%	$5,071,728	$4,945,316	$126,412	3%	3.38%	3.18%	0.20%
Less: Impact of PPP fees and interest	1,384	20,029	(18,645)	(93)	16,557	246,451	(229,894)	(93)	0.02	0.26	(0.24)
Traditional Banking ex PPP fees and interest - non-GAAP	$170,159	$137,220	$32,939	24	$5,055,171	$4,698,865	$356,306	8	3.36	2.92	0.44

As previously disclosed, short-term interest rates driven by the FOMC are expected to continue to increase into 2023 as a result of expected monetary tightening by the FOMC. Additional increases in short-term interest rates are generally believed by management to be favorable to the Traditional Bank’s net interest income and net interest margin in the near term. While many factors will determine the Traditional Bank’s net interest income and net interest margin in 2023 and beyond, the Bank’s ability to maintain its deposit balances near their current, relatively-low pricing levels is a significant assumption driving Management’s current belief that rising short-term rates will be beneficial to the Traditional Bank’s net interest income and net interest margin in the future. In addition, a continued or increased inversion of the yield curve could negatively impact the Traditional Bank’s net interest income and net interest margin in the future as many of the Bank’s loan products are priced relative to the long end of the yield curve while many of its deposit products are priced relative to the short-end of the yield curve. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $11.5 million, or 46%, from 2021, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $748 million during the 2021 to $510 million for 2022, driven largely by the sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a significant drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 68 basis points from 3.37% during 2021 to 2.69% during 2022. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates during the year, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during 2022. Committed Warehouse lines-of-credit decreased from $1.4 billion as of December 31, 2021 to $1.1 billion as of December 31, 2022, while average usage rates for Warehouse lines were 44% and 53%, respectively, during 2022 and 2021.

Additional increases in short-term interest rates are generally believed by management to be favorable to Warehouse’s net interest income and net interest margin in the near term, however, the benefit of an increase in rates could be partially or entirely offset by a reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, a lower demand for Warehouse borrowings could cause additional competitive pricing pressures for the industry, driving down the yield Warehouse earns on its lines of credit.

Tax Refund Solutions segment

TRS’s net interest income increased $5.9 million over 2021, driven by an increase in RA fees, which are recorded as interest income on loans; an increase in outstanding commercial loan balances; and an increase in interest income on TRS’s prepaid card balances as a function of the Company’s internal FTP methodology and a rise in interest rates. TRS’s RA product, including ERAs originated during December 2022, earned $14.5 million in fees during 2022, a $1.3 million increase from 2021, resulting primarily from a $159 million increase in RA originations from year to year.

Republic Credit Solutions segment

RCS’s net interest income increased $5.8 million, or 25%, from 2021. The increase was driven primarily by an increase in fee income from RCS’s LOC products.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $27.3 million during 2022 compared to $19.3 million during 2021. Interest income on RCS’s LOC I product increased $2.5 million during 2022, driven by a $3.4 million increase in average outstanding balances for this product from 2021 to 2022.

Interest income on RCS’s LOC II product increased $5.4 million, as the Company first piloted this product during early 2021 with limited originations during the pilot phase.

Interest income from RCS’s hospital receivables decreased $381,000 from 2021 resulting from a $21 million decrease in average receivables from period to period.

Overall product demand for the RCS segment is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact demand for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2023 will likely be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

Table 4 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2022			2021			2020
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$738,399	$11,370	1.54%	$806,811	$1,108	0.14%	$283,151	$911	0.32%
Investment securities, including FHLB stock (1)	671,858	11,739	1.75	555,599	7,706	1.39	584,300	10,303	1.76
TRS Refund Advance loans (2)	28,085	14,481	51.56	26,283	13,202	50.23	38,843	19,671	50.64
RCS LOC products (2)	28,986	27,318	94.25	20,662	19,345	93.63	20,217	18,522	91.62
Other RPG loans (3) (7)	96,538	5,744	5.95	107,129	5,991	5.59	105,569	6,101	5.78
Outstanding Warehouse lines of credit (4) (7)	510,417	21,351	4.18	747,840	27,169	3.63	812,862	31,199	3.84
Paycheck Protection Program loans (5) (7)	16,557	1,384	8.36	246,451	20,029	8.13	341,704	12,178	3.56
All other Core Bank loans (6) (7)	3,657,850	150,797	4.12	3,370,912	133,856	3.97	3,477,646	153,373	4.41

Total interest-earning assets	5,748,690	244,184	4.25	5,881,687	228,406	3.88	5,664,292	252,258	4.45

Allowance for credit losses	(67,951)			(66,481)			(60,008)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	186,636			167,556			125,904
Premises and equipment, net	33,892			38,428			42,991
Bank owned life insurance	100,452			91,329			67,264
Other assets (1)	167,251			189,339			171,422
Total assets	$6,168,970			$6,301,858			$6,011,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,696,809	$1,974	0.12%	$1,580,570	$361	0.02%	$1,291,980	$1,201	0.09%
Money market accounts	779,457	2,000	0.26	784,777	385	0.05	739,524	1,930	0.26
Time deposits	240,701	2,636	1.10	300,784	3,625	1.21	400,704	7,868	1.96
Reciprocal money market and time deposits	55,042	147	0.27	226,503	644	0.28	274,725	1,776	0.65
Brokered deposits	—	—	—	30,863	24	0.08	206,553	2,314	1.12

Total interest-bearing deposits	2,772,009	6,757	0.24	2,923,497	5,039	0.17	2,913,486	15,089	0.52

SSUARs and other short-term borrowings	265,188	397	0.15	231,430	63	0.03	204,797	177	0.09
Federal Reserve PPP Liquidity Facility	—	—	—	—	—	—	43,932	153	0.35
Federal Home Loan Bank advances	21,233	339	1.60	29,479	57	0.19	211,776	3,524	1.66
Subordinated note	—	—	—	30,732	507	1.65	41,240	1,000	2.42

Total interest-bearing liabilities	3,058,430	7,493	0.24	3,215,138	5,666	0.18	3,415,231	19,943	0.58

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,148,848			2,129,222			1,672,442
Other liabilities	108,965			112,466			121,466
Stockholders’ equity	852,727			845,032			802,726
Total liabilities and stockholders’ equity	$6,168,970			$6,301,858			$6,011,865

Net interest income		$236,691			$222,740			$232,315

Net interest spread			4.01%			3.70%			3.87%

Net interest margin			4.12%			3.79%			4.10%
(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for RAs and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $882,000, $1.7 million, and $1.4 million for 2022, 2021, and 2020.
(4)	Interest income includes loan fees of $1.7 million, $3.1 million, and $3.4 million for 2022, 2021, and 2020.
(5)	Interest income includes loan fees of $1.2 million, $17.5 million, and $8.6 million for 2022, 2021, and 2020.
(6)	Interest income includes loan fees of $4.8 million, $4.1 million, and $3.4 million for 2022, 2021, and 2020.
(7)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 5 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2022			Year Ended December 31, 2021
	Compared to			Compared to
	Year Ended December 31, 2021			Year Ended December 31, 2020
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$10,262	$(102)	$10,364	$197	$947	$(750)
Investment securities, including FHLB stock	4,033	1,799	2,234	(2,597)	(486)	(2,111)
TRS Refund Advance loans	1,279	922	357	(6,469)	(6,310)	(159)
RCS LOC products	7,973	7,844	129	823	401	422
Other RPG loans	(247)	(615)	368	(110)	89	(199)
Outstanding Warehouse lines of credit	(5,818)	(9,510)	3,692	(4,030)	(2,416)	(1,614)
Paycheck Protection Program loans	(18,645)	(19,200)	555	7,851	(4,172)	12,023
All other Core Bank loans	16,941	11,694	5,247	(19,517)	(4,597)	(14,920)
Net change in interest income	15,778	(7,168)	22,946	(23,852)	(16,544)	(7,308)

Interest expense:

Transaction accounts	1,613	29	1,584	(840)	222	(1,062)
Money market accounts	1,615	(3)	1,618	(1,545)	111	(1,656)
Time deposits	(989)	(679)	(310)	(4,243)	(1,665)	(2,578)
Reciprocal money market and time deposits	(497)	(460)	(37)	(1,132)	(270)	(862)
Brokered deposits	(24)	(24)	—	(2,290)	(1,093)	(1,197)
SSUARs and other short-term borrowings	334	10	324	(114)	20	(134)
Federal Reserve PPP Liquidity Facility	—	—	—	(153)	(153)	—
Federal Home Loan Bank advances	282	(20)	302	(3,467)	(1,710)	(1,757)
Subordinated note	(507)	(507)	—	(493)	(219)	(274)
Net change in interest expense	1,827	(1,654)	3,481	(14,277)	(4,757)	(9,520)

Net change in net interest income	$13,951	$(5,514)	$19,465	$(9,575)	$(11,787)	$2,212

Provision

Total Company Provision was a net charge of $22.3 million for 2022 compared to a net charge of $14.8 million for 2021.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during 2022 was a net charge of $1.4 million compared to a net credit of $38,000 for 2021. An analysis of the Provision for 2022 compared 2021 follows:

●	For 2022, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank released $2.8 million of reserves following the payoff or upgrade of Substandard and Special Mention loans.

o	Non-PPP Traditional Bank loans grew $404 million from December 31, 2021 to December 31, 2022, driving approximately $4.5 million of additional Provision tied to general formula reserves for loan growth.

●	For 2021, there was a minimal net credit to the Traditional Bank Provision, generally based on an improving economic outlook in conjunction with limited net charge-offs incurred by the Traditional Bank since making significant life-of-loan reserves during 2020 following the onset of the pandemic. The net credit recorded during 2021 primarily included nominal ACLL releases for the residential real estate, CRE, and HELOC portfolios offset by additional reserves for certain Special Mention loans with continued signs of pandemic-related hardship through December 31, 2021.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.32% as of December 31, 2022 compared to 1.41% as of December 31, 2021. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of December 31, 2022.

Table 6 — Traditional Bank ACLL to Non-PPP Traditional Bank Loans (Non-GAAP)

	December 31,
	2022			2021
			Allowance			Allowance
(dollars in thousands)	Gross Loans	Allowance	to Loans	Gross Loans	Allowance	to Loans

Traditional Bank - GAAP	$3,855,142	$50,709	1.32%	$3,501,959	$49,407	1.41%
Less: Paycheck Protection Program	4,980	—		56,014	—
Traditional Bank, Less PPP - non-GAAP	$3,850,162	$50,709	1.32	$3,445,945	$49,407	1.43

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Financial Condition” for additional discussion regarding the Provision and the Bank’s delinquent, nonperforming, impaired, and TDR loans.

Warehouse Lending segment

Warehouse recorded a net credit of $1.1 million for 2022 compared to a net credit of $281,000 for 2021. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $447 million during 2022 compared to a decrease of $112 million during 2021.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of December 31, 2022, and December 31, 2021. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of December 31, 2022.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $10.0 million during 2022 compared to a net charge of $6.7 million for in 2021. Substantially all TRS Provision in both periods was related to its RA product, including the ERA product.

TRS recorded a charge to the Provision for RA loans of $10.5 million, or 2.56 % of its $409 million in total RAs and ERAs originated during 2022 compared to a charge to the Provision of $6.7 million, or 2.69% of its $250 million of RAs originated during 2021. The decrease in Provision as a percentage of originations for 2022 was primarily due to a contractual loss guaranty that TRS received from one of its large Tax Providers during 2022 that set a percentage ceiling on losses for RAs originated through this provider. Through this provider, TRS originated $172 million of RAs during 2022. The net benefit to the TRS Provision for this loan loss guaranty arrangement during 2022 was approximately $516,000.

See additional detail regarding the RA and ERA products under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Credit Solutions segment

RCS recorded a net charge to the Provision of $12.1 million during 2022 compared to a net charge to the Provision of $8.4 million for 2021. The increase in the Provision was driven primarily by a $5.9 million increase in net charge-offs on RCS’s line-of-credit products.

Net charge-offs for RCS’s LOC I product increased to $7.0 million for 2022 from $3.5 million during 2021, with government stimulus programs generally driving down usage of this product during 2021.

Net charge-offs for RCS’s LOC II product were $3.2 million for 2022 compared to $840,000 of net charge-offs during 2021. The lower level of charge-offs for the LOC II product during 2021 were attributable to the relatively low level of originations during the year, as the product was launched during 2021 and remained in a pilot phase for much of the year.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.73% as of December 31, 2022 and 13.91% as of December 31, 2021. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of December 31, 2022.

The following table presents RCS Provision by product:

Table 7 — RCS Provision by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2022	2021	2020	2022/2021	2021/2020
Product:
Lines of credit	$12,050	$8,509	$1,178	42%	622%
Hospital receivables	31	(65)	41	(148)	(259)
Total	$12,081	$8,444	$1,219	43	593

Noninterest Income

Table 8 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2022	2021	2020	2022/2021	2021/2020

Service charges on deposit accounts	$13,426	$12,553	$11,615	7%	8%
Net refund transfer fees	17,080	20,248	20,297	(16)	—
Mortgage banking income	6,196	19,994	31,847	(69)	(37)
Interchange fee income	13,125	13,062	11,188	—	17
Program fees	16,172	14,237	7,095	14	101
Increase in cash surrender value of bank owned life insurance	2,526	2,242	1,585	13	41
Death benefits in excess of cash surrender value of life insurance	—	979	—	(100)	NM
Net losses on other real estate owned	(211)	(160)	(40)	(32)	(300)
Contract termination fee	5,000	—	—	NM	NM
Legal settlement	13,000
Other	3,496	3,420	3,466	2	(1)
Total noninterest income	$89,810	$86,575	$87,053	4	(1)

NM - Not meaningful

Total Company noninterest income increased $3.2 million over 2021.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $156,000, or less than 1%, over 2021, driven primarily by a $882,000 increase in Service Charges on Deposit Accounts offset by a $399,000 nonrecurring gain on sale of a former banking center recorded during 2021.

The Bank earns a substantial majority of its fee income related to its overdraft service. The total per item fees, net of refunds, included in service charges on deposits for 2022 and 2021 were $6.8 million and $5.6 million. The total daily overdraft charges, net of refunds, included in interest income for 2022 and 2021 were $1.3 million and $1.1 million. The year-over-year growth in these overdraft related fees were generally due to a full year of more normal economic activity during 2022 as opposed to 2021, which had less activity due to some continuing COVID restrictions.

Mortgage Banking segment

A significant rise in long-term interest rates during 2022 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $20.0 million during 2021 to $6.2 million for 2022. For 2022, the Bank recorded proceeds of $238 million for its loans sold into the secondary market and achieved an average cash-gain-as-a-percent-of-loans-sold during the year of 3.01%. During 2021, however, long-term interest rates were closer to historical lows, driving secondary market loan sales higher with overall proceeds from sale of $718 million and comparable cash-gain-as-a-percent-of-loans-sold of 3.22%.

With the FOMC potentially moving forward with its quantitative tightening program during 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by higher interest rates combined with a potential economic slow-down within the US economy.

Tax Refund Solutions segment

TRS’s noninterest income increased $14.7 million, or 62%, over 2021. Green Dot paid RB&T a total of $18 million in nonrecurring payments during 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding TRS’s RT product, net RT revenue decreased 16% from $20.2 million during 2021 to $17.1 million during 2022. The decrease was primarily driven by an 3% overall decrease in RT volume from the 2021 to the 2022 tax season, with a substantial portion of that decrease driven by the loss of one of TRS’s tax providers following the announcement of the now-cancelled May 2021 Asset Purchase Agreement.

For factors affecting the comparison of the TRS results of operations for 2022 and 2021, see section titled “OVERVIEW - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $2.2 million, or 20%, with program fees representing the entirety of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume from RCS’s line of credit and installment loan products as sales volume was negatively impacted during 2021 by federal government stimulus programs implemented to combat the economic impact of the COVID pandemic. RPG program fees resulting from the sale of RCS loan products totaled $13.3 million during 2022, a 20% increase over 2021.

The following table presents RCS program fees by product:

Table 9 — RCS Program Fees by Product

				Percent Increase/(Decrease)
Years Ended December 31, (in thousands)	2022	2021	2020	2022/2021	2021/2020
Product:
Lines of credit	$6,406	$5,049	$3,119	27%	62%
Hospital receivables	178	268	102	(34)	163
Installment loans*	6,716	5,749	1,681	17	242
Total	$13,300	$11,066	$4,902	20	126

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Table 10 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2022	2021	2020	2022/2021	2021/2020

Salaries and employee benefits	$111,240	$110,088	$106,166	1%	4%
Technology, equipment, and communication	28,954	29,351	29,128	(1)	1
Occupancy	13,014	13,193	13,438	(1)	(2)
Marketing and development	6,875	4,390	4,031	57	9
FDIC insurance expense	1,668	1,591	1,010	5	58
State bank franchise tax expense	—	—	5,369	—	(100)
Interchange related expense	4,773	4,960	4,303	(4)	15
Legal and professional fees	4,024	4,924	4,244	(18)	16
FHLB advances early termination penalties	—	—	2,108	NM	NM
Other	16,760	14,568	15,660	15	(7)
Total noninterest expense	$187,308	$183,065	$185,457	2	(1)

Total Company noninterest expense increased $4.2 million, or 2%, over 2021.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $4.3 million over 2021. The following primarily drove the change in noninterest expense:

●	Other noninterest expense increased by $3.0 million, or 53%. Notable fluctuations within the Other noninterest expense category were as follows:

o	Net losses related to client disputes for unauthorized checks as well as unauthorized debit and credit card transactions increased $780,000 over 2021.

o	Meals, Entertainment, and Travel expenses increased $860,000 with in-person community outreach and business-related travel increasing to nearer pre-pandemic levels in combination with inflationary pressures on these costs.

o	Freight, postage and supplies expense increased $261,000 with these expenses negatively impacted by additional usage and inflation-related cost increases.

o	Provision for losses on off-balance sheet commitments increased $135,000 driven primarily by an increase in the Bank’s committed but unused lines of credit during the previous 12 months.

o	The remaining increase was spread over several miscellaneous accounts, with these expenses rising back closer to pre-pandemic levels.

●	Salaries and Benefits expense increased a net $1.2 million, or 1%, to $88.5 million for 2022. The most notable change within Salaries and Benefits was estimated bonus expense, which increased $1.1 million from 2021 to 2022, as expected bonus payouts for 2022 are expected to increase from those paid out for 2021.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $2.4 million, or 20%, from 2021, primarily due to a $3.3 million reduction in mortgage commissions partially offset by a $2.2 million reduction in credits to deferred salary expense. The decrease in mortgage commissions was directly attributable to the previously discussed significant decline in secondary market loan volume from 2021 to 2022.

The Company records a credit offset to salary expense for each loan it originates and recognizes the cost of that credit as an adjustment to the loan’s yield over its estimated life. The amount of credit benefit to salary expense during a given year is determined by the overall loan origination volume during that year. With the dramatic decrease in mortgage origination volume during 2022, the overall credit benefit recognized by the Mortgage Banking segment during 2022 decreased substantially as compared to 2021 when mortgage origination volume was much higher.

In addition to the change in salary expenses noted in the previous paragraph, the Mortgage Banking segment also experienced a year-to-year decrease of $350,000 in marketing expenses as the rapid rise in interest rates made the fixed-rate secondary market product a less attractive alternative for clients seeking mortgage loans. The remaining decline in noninterest expense was related to a reduction in general overhead expenses allocated to the business segment as a result of the decrease in new loan origination volume.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $3.6 million, or 76%, over 2021, primarily due to increased marketing of RCS’s LOC II product. The LOC II product was first piloted during the first quarter of 2021.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. For cash held at the FRB, the Bank earns a yield on amounts exceeding required reserves. This cash earned a weighted-average yield of 1.54% during 2022 with a spot balance yield of 4.40% on December 31, 2022. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Republic had $314 million in cash and cash equivalents as of December 31, 2022 compared to $757 million as of December 31, 2021. Period-end cash balances did decrease from December 31, 2021 to December 31, 2022 due in part to cash utilized to fund $98 million of ERAs originated during December of 2022 and also due to a $301 million decline in customer deposit balances during the year.

While the Company deployed a portion of its excess cash into the purchase of long-term investment securities during the fourth quarter of 2021 and periodically throughout 2022, it maintained a general strategy of keeping a large amount of interest earning cash on balance sheet for interest rate risk protection. As a result, Republic’s average interest-earning cash and cash equivalent balances were $738 million during 2022 compared to $807 million for 2021. This strategy significantly benefitted the Traditional Bank’s net interest income during the year as the FOMC began raising the FFTR during 2022.

The Company’s Captive maintains cash reserves to cover insurable claims. Captive cash reserves totaled approximately $4 million as of December 31, 2022 and 2021.

Investment Securities

Table 11 — Investment Securities Portfolio

December 31, (in thousands)	2022	2021	2020

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$411,141	$237,459	$246,909
Private label mortgage-backed security	2,127	2,731	2,957
Mortgage-backed securities - residential	171,873	210,749	211,202
Collateralized mortgage obligations	21,368	30,294	48,952
Corporate bonds	10,001	10,046	10,043
Trust preferred security	3,855	3,847	3,800
Total available-for-sale debt securities	620,365	495,126	523,863

Held-to-maturity debt securities (carrying value):
U.S. Treasury securities and U.S. Government agencies	75,000	—	—
Mortgage backed securities - residential	27	46	99
Collateralized mortgage obligations	7,270	9,080	13,061
Corporate bonds	4,964	34,928	39,808
Obligations of state and political subdivisions	125	245	356
Total held-to-maturity debt securities	87,386	44,299	53,324

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	111	170	560
Community Reinvestment Act mutual fund	—	2,450	2,523
Total equity securities with a readily determinable fair value	111	2,620	3,083

Total investment securities	$707,862	$542,045	$580,270

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

During 2022, the Bank purchased $330 million in investment debt securities, allocated among $30 million in MBSs, $160 million in U.S. Treasuries, and $140 million in U.S. government agencies. Of the U.S. Treasuries that were purchased during the year, $75 million of these securities were designated as HTM at their time of purchase. The mortgage-backed securities that were purchased had an expected weighted-average yield of approximately 1.30% and a weighted-average maturity at purchase of 9.0 years. The U.S. Treasuries had an expected weighted-average yield of approximately 2.03% and a weighted-average life at purchase of 1.6 years. The U.S. Government agencies purchased had an expected weighted-average yield of approximately 4.70% and a weighted-average life of 2.0 years.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. Since early 2020, the Bank has utilized a general investing strategy of purchasing securities with shorter-term durations or maintaining a large amount cash at the Federal Reserve. The Bank utilized this general strategy due to liquidity reasons and as an interest rate risk management tool, as management did not believe that extending the duration of a significant amount of the Company’s cash into longer investment terms was worth the interest rate risk given the historically low level of long-term interest rates at that time. This strategy could change in 2023 depending upon several factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the Company’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

During 2019, one of the Company’s floating rate corporate bonds with a current carrying amount of $10 million was downgraded to BBB+ (S&P/Fitch), driving a significant decrease in the bond’s market value at that time. As of December 31, 2022, this bond had recovered its lost value and reflected an unrealized gain of $1,000.

Table 12 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2022 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$31,789	$31,432	1.10%	0.25
Due from one year to five years	404,544	379,709	1.81	2.29
Due from five years to 10 years	—	—	—	—
Total U.S. Treasury securities and U.S. Government agencies	436,333	411,141	1.75	2.14
Corporate bonds:
Due in one year or less	10,000	10,001	5.08	0.29
Total Corporate bonds	10,000	10,001	5.08	0.29
Trust preferred security, due beyond ten years	3,741	3,855	5.48	14.43
Private label mortgage backed security	843	2,127	7.96	10.63
Total mortgage backed securities - residential	189,312	171,873	1.89	10.94
Total collateralized mortgage obligations	22,774	21,368	1.60	17.48
Total available-for-sale debt securities	$663,003	$620,365	1.89	5.24

Table 13 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Carrying	Fair	Average	Maturity in
December 31, 2022 (dollars in thousands)	Value	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due from one year or less	$75,000	$75,106	5.17	1.91
Total U.S. Treasury securities and U.S. Government agencies	75,000	75,106	5.17	1.91
Corporate bonds:
Due from one year to five years	$4,974	$4,925	5.56%	3.10
Total corporate bonds	4,974	4,925	5.56	3.10
Obligations of state and political subdivisions:
Due from one year or less	125	124	1.90	0.58
Due from one year to five years	—	—	—	—
Total obligations of state and political subdivisions	125	124	1.90	0.58
Total mortgage backed securities - residential	27	26	4.37	11.59
Total collateralized mortgage obligations	7,270	7,176	1.29	17.09
Total held-to-maturity debt securities	$87,396	$87,357	4.86	3.24

See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s investment securities.

Loan Portfolio

Table 14 — Loan Portfolio Composition

December 31, (in thousands)	2022	2021	2020

Traditional Banking:
Residential real estate:
Owner occupied	$911,427	$820,731	$879,800
Nonowner occupied	321,358	306,323	264,780
Commercial real estate	1,599,510	1,456,009	1,349,085
Construction & land development	153,875	129,337	98,674
Commercial & industrial	408,407	340,363	325,596
Paycheck Protection Program	4,980	56,014	392,319
Lease financing receivables	10,505	8,637	10,130
Aircraft	179,785	142,894	101,375
Home equity	241,739	210,578	240,640
Consumer:
Credit cards	15,473	14,510	14,196
Overdrafts	726	683	587
Automobile loans	6,731	14,448	30,300
Other consumer	626	1,432	8,167
Total Traditional Banking	3,855,142	3,501,959	3,715,649
Warehouse lines of credit*	403,560	850,550	962,796
Total Core Banking	4,258,702	4,352,509	4,678,445

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	97,505	—	—
Other TRS commercial & industrial loans	51,767	50,987	23,765
Republic Credit Solutions	107,828	93,066	110,893
Total Republic Processing Group	257,100	144,053	134,658

Total loans**	4,515,802	4,496,562	4,813,103
Allowance for credit losses	(70,413)	(64,577)	(61,067)

Total loans, net	$4,445,389	$4,431,985	$4,752,036

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $19 million during 2022 to $4.5 billion as of December 31, 2022. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $353 million, or 10%, from December 31, 2021 to December 31, 2022. The following primarily drove the change in loan balances during 2022:

●	CRE loans grew $144 million, or 10%, and C&I loans grew $68 million, or 20%, during 2022, as the Traditional Bank experienced strong loan demand within its Louisville-based CRE Lending, Private Banking and Commercial Banking business lines, as well as its Northern Kentucky/Cincinnati and Florida markets.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, residential real estate loans increased $106 million during 2022, while HELOCs increased $31 million during the same period.

●	Offsetting the growth above, during 2022, the Core Bank’s PPP portfolio decreased $51 million, as this temporary government program continued to wind down.

Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $447 million from December 31, 2021 to December 31, 2022. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted-average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the fourth quarter of 2013 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

As previously discussed, additional increases overall market rates are generally believed by management to be unfavorable to Warehouse’s client demand, likely leading to a reduction in average outstanding balances as higher long-term interest rates generally drive lower demand for Warehouse borrowings.

Tax Refund Solutions segment

Outstanding TRS loans increased $99 million from December 31, 2021 to December 31, 2022 primarily reflecting the impact of $98 million of ERAs originated during the fourth quarter of 2022 through a new third party Tax Provider contract. Conversely, no ERAs were originated during the fourth quarter of 2021. In addition, other TRS loans increased $1 million from December 31, 2021 to December 31, 2022. Other TRS loans primarily represent commercial-related loans to Tax Providers. These loans are typically made in the fourth quarter of each year and fully repaid by June 30th of the following year.

Republic Credit Solutions segment

Outstanding RCS loans increased $15 million during 2022 reflecting a $12 million increase in hospital receivables and a $3 million increase in outstanding balances for RCS’s line-of-credit products. The increase in balances for RCS’s line-of-credit product was the direct result of additional marketing of the products during 2022.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 15 — Selected Loan Distribution

			Over One	Over Five
		One Year	Through	Through	Over
December 31, 2022 (in thousands)	Total	Or Less	Five Years	15 Years	15 Years

Fixed rate loan maturities:

Residential real estate	$618,577	$19,402	$32,740	$252,817	$313,618
Commercial real estate	717,325	13,739	169,697	533,067	822
Construction & land development	57,797	17,886	22,148	14,636	3,127
Commercial & industrial	245,217	62,804	113,290	69,123	—
Paycheck Protection Program	4,980	202	4,778	—	—
Lease financing receivables	10,505	316	10,189	—	—
Aircraft	179,785	—	1,528	36,949	141,308
Warehouse lines of credit	—	—	—	—	—
Home equity	1,070	—	1,025	45	—
Consumer	161,635	154,788	6,633	147	67
Total fixed rate loans	$1,996,891	$269,137	$362,028	$906,784	$458,942

Variable rate loan maturities:

Residential real estate	$614,208	$2,000	$26,194	$174,741	$411,273
Commercial real estate	882,185	31,878	141,711	689,862	18,734
Construction & land development	96,078	13,983	4,805	77,184	106
Commercial & industrial	214,957	77,484	96,738	20,735	20,000
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Warehouse lines of credit	403,560	403,560	—	—	—
Home equity	240,669	14,894	61,444	164,331	—
Consumer	67,254	15,473	8	—	51,773
Total variable rate loans	$2,518,911	$559,272	$330,900	$1,126,853	$501,886

Total:

Residential real estate	$1,232,785	$21,402	$58,934	$427,558	$724,891
Commercial real estate	1,599,510	45,617	311,408	1,222,929	19,556
Construction & land development	153,875	31,869	26,953	91,820	3,233
Commercial & industrial	460,174	140,288	210,028	89,858	20,000
Paycheck Protection Program	4,980	202	4,778	—	—
Lease financing receivables	10,505	316	10,189	—	—
Aircraft	179,785	—	1,528	36,949	141,308
Warehouse lines of credit	403,560	403,560	—	—	—
Home equity	241,739	14,894	62,469	164,376	—
Consumer	228,889	170,261	6,641	147	51,840
Total loans	$4,515,802	$828,409	$692,928	$2,033,637	$960,828

Loans at maturity interval to overall total loans	100%	19%	15%	45%	21%

Allowance for Credit Losses

As of December 31, 2022, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $5.8 million from $64.6 million as of December 31, 2021 to $70.4 million as of December 31, 2022. As a percent of total loans, the total Company’s ACLL increased to 1.56% as of December 31, 2022 compared to 1.44% as of December 31, 2021. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $1.3 million to $50.7 million as of December 31, 2022 driven primarily by formula reserves tied to loan growth during 2022, partially offset by reserves released following the payoff or upgrade of loans graded Substandard or Special Mention.

Warehouse Lending segment

The Warehouse ACLL decreased to approximately $1.0 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing December 31, 2022 to December 31, 2021. As of December 31, 2022, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for 2021.

Tax Refund Solutions segment

The TRS ACLL increased to approximately $3.9 million as of December 31, 2022 compared to $944,000 as of December 31, 2021. The increased ACLL was primarily driven by estimated loss reserves for $98 million of ERAs outstanding as of December 31, 2022. These ERAs were originated during the fourth quarter of 2022 through a new third party Tax Provider contract and are expected to be repaid from tax refunds generated by tax returns filed during the first quarter 2023 filing season. In contrast there were no ERAs outstanding as of December 31, 2021

Republic Credit Solutions segment

The RCS ACLL increased $1.9 million from $12.9 million as of December 31, 2021 to $14.8 million as of December 31, 2022.

RCS maintained an ACLL for two distinct credit products offered as of December 31, 2022, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2022, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 48.91% for its LOC I product and 54.85% for its LOC II product. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 16 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2022	2021	2020

ACLL at beginning of period	$64,577	$61,067	$43,351

Adoption of ASC 326	—	—	6,734

Charge-offs:

Traditional Banking:
Residential real estate	(21)	—	(169)
Commercial real estate	(9)	(428)	(795)
Commercial & industrial	—	(86)	(310)
Home equity	—	(51)	(14)
Consumer	(1,290)	(895)	(1,481)
Total Traditional Banking	(1,320)	(1,460)	(2,769)
Warehouse lines of credit	—	—	—
Total Core Banking	(1,320)	(1,460)	(2,769)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(11,505)	(10,256)	(19,575)
Other TRS loans	(154)	(51)	(234)
Republic Credit Solutions	(11,390)	(4,707)	(6,163)
Total Republic Processing Group	(23,049)	(15,014)	(25,972)
Total charge-offs	(24,369)	(16,474)	(28,741)

Recoveries:

Traditional Banking:
Residential real estate	104	396	182
Commercial real estate	287	82	472
Commercial & industrial	271	76	122
Home equity	121	46	115
Consumer	373	475	508
Total Traditional Banking	1,156	1,075	1,399
Warehouse lines of credit	—	—	—
Total Core Banking	1,156	1,075	1,399

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	4,831	3,533	6,542
Other TRS commercial & industrial loans	665	29	2
Republic Credit Solutions	1,168	408	629
Total Republic Processing Group	6,664	3,970	7,173

Total recoveries	7,820	5,045	8,572

Net loan recoveries (charge-offs)	(16,549)	(11,429)	(20,169)

Provision - Core Banking	349	(188)	16,743
Provision - RPG	22,036	15,127	14,408
Total Provision	22,385	14,939	31,151
ACLL at end of period	$70,413	$64,577	$61,067

Credit Quality Ratios - Total Company:

ACLL to total loans	1.56%	1.44%	1.27%
ACLL to nonperforming loans	432	314	259
Net loan charge-offs (recoveries) to average loans	0.38	0.25	0.42

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.21%	1.18%	1.11%
ACLL to nonperforming loans	332	251	221
Net loan charge-offs (recoveries) to average loans	0.00	0.01	0.03

Table 17 — Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
Years Ended December 31, (dollars in thousands)	2022	2021	2020

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	(0.04)%	—%
Nonowner occupied	—	—	—
Commercial real estate	(0.02)	0.03	0.02
Construction & land development	—	—	—
Commercial & industrial	(0.07)	—	0.05
Paycheck Protection Program	—	—	—
Lease financing receivables	—	—	—
Aircraft	—	—	—
Home equity	(0.06)	—	(0.04)
Consumer:
Credit cards	0.48	0.65	1.46
Overdrafts	104.04	51.69	93.94
Automobile loans	(0.14)	(0.10)	0.08
Other consumer	1.02	0.27	0.58
Total Traditional Banking	—	0.01	0.04
Warehouse lines of credit	—	—	—
Total Core Banking	—	0.01	0.03

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	26.78	26.58	33.55
Other TRS commercial & industrial loans	(3.18)	0.19	2.32
Republic Credit Solutions	10.73	3.93	5.35
Total Republic Processing Group	12.02	7.42	12.20
Total	0.38	0.25	0.42

*     Refund advances are originated during the first two months of each year, and beginning in December 2022, ERAs for the upcoming first quarter tax season are originated during the fourth quarter of the year. All RAs, including ERAs, are charged-off by June 30th of each year.

The Company’s net charge-offs to average total Company loans increased from 0.25% during 2021 to 0.38% during 2022, with net charge-offs increasing $5.1 million and average total Company loans decreasing $180 million, or 4%. The increase in net charge-offs was primarily driven by a $5.3 million increase in net charge-offs within the Company’s RPG operations, which has historically conducted higher-risk lending activities than the Company’s Core Banking operations.

From 2021 to 2022, RPG experienced a $5.9 million increase in net charge-offs within its RCS segment. Net charge-offs for RCS’s LOC I product increased to $7.0 million for 2022 from $3.5 million for 2021, with government stimulus programs generally driving down usage of this product during 2021. Net charge-offs for RCS’s LOC II product were $3.2 million for 2022 compared to $840,000 of net charge-offs during 2021. The LOC II product was launched in January 2021 and remained in a pilot phase for much of 2021 leading to a lower level of originations during 2021, and as a result, a lower level of charge-offs for the year.

From 2021 to 2022, RPG experienced a $582,000 decrease in net charge-offs within its TRS segment, as TRS amended one of its existing Tax Provider contracts to place a ceiling on loan losses for RAs originated through this Tax Provider. For factors affecting the comparison of the TRS results of operations for 2022 and 2021, see section titled “OVERVIEW - Tax Refund Solutions.”

During 2022 and 2021, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

The following table sets forth management’s allocation of the ACLL by loan class. The ACLL allocation is based on management’s assessment of economic conditions, historical loss experience, forecasting for unemployment and vacancy rates, and various other life-of-loan and forecast considerations, as well as, qualitative factors. Additionally, management began including life-of-loan and forecast considerations into its ACLL allocation upon adoption of the CECL method on January 1, 2020. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily indicative of future loan portfolio performance or future ACLL allocation.

Table 18 — Management’s Allocation of the Allowance for Credit Losses on Loans

	2022			2021			2020
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total		Total	Total
December 31, (in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$8,909	21%	0.98%	$8,647	19%	1.05%	$9,715	19%	1.10%
Nonowner occupied	2,831	7	0.88	2,700	7	0.88	2,466	6	0.93
Commercial real estate	23,739	36	1.48	23,769	32	1.63	23,606	28	1.75
Construction & land development	4,123	3	2.68	4,128	3	3.19	3,274	2	3.32
Commercial & industrial	3,976	9	0.97	3,487	8	1.02	2,797	7	0.86
Paycheck Protection Program	—	—	—	—	1	—	—	8	—
Lease financing receivables	110	—	1.05	91	—	1.05	106	—	1.05
Aircraft	449	4	0.25	357	3	0.25	253	2	0.25
Home equity	4,628	5	1.91	4,111	5	1.95	4,990	5	2.07
Consumer:
Credit cards	996	—	6.44	934	—	6.44	929	—	6.54
Overdrafts	726	—	100.00	683	—	100.00	587	—	100.00
Automobile loans	87	—	1.29	186	—	1.29	399	1	1.32
Other consumer	135	—	21.57	314	—	21.93	577	—	7.07
Total Traditional Banking	50,709	85	1.32	49,407	78	1.41	49,699	78	1.34
Warehouse lines of credit	1,009	9	0.25	2,126	19	0.25	2,407	20	0.25
Total Core Banking	51,718	94	1.21	51,533	97	1.18	52,106	98	1.11

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	2	4	—	—	—	—	—	—
Other TRS commercial & industrial loans	91	1	0.18	96	1	0.19	158	—	0.66
Republic Credit Solutions	14,807	3	13.73	12,948	2	13.91	8,803	2	7.94
Total Republic Processing Group	18,695	6	7.27	13,044	3	9.06	8,961	2	6.65
Total	$70,413	100	1.56	$64,577	100	1.44	$61,067	100	1.27

*See Table 14 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of December 31, 2022.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $50 million during 2022, driven primarily by commercial-purpose loans within the hospitality and leisure industry upgraded during 2022.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 19 — Classified and Special Mention Loans

December 31, (in thousands)	2022	2021	2020

Loss	$—	$—	$—
Doubtful	—	—	—
Substandard	17,010	21,714	30,193
PCD - Substandard	1,498	1,692	1,887
Total Classified Loans	18,508	23,406	32,080

Special Mention	69,246	114,496	89,206
PCD - Special Mention	718	795	895
Total Special Mention Loans	69,964	115,291	90,101

Total Classified and Special Mention Loans	$88,472	$138,697	$122,181

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category included TDRs totaling approximately $2 million and $6 million as of December 31, 2022 and 2021.

Nonperforming loans to total loans decreased to 0.36% as of December 31, 2022 from 0.46% as of December 31, 2021, as the total balance of nonperforming loans decreased by $4 million, or 21%, while total loans increased $19 million during 2022. As presented in Tables 23 and 24 below, the decrease in nonperforming loans during 2022, including the nonaccrual loan component, was primarily driven by the pay off and pay down of $8 million of these loans during the year.

The ACLL to total nonperforming loans increased to 432% as of December 31, 2022 from 315% as of December 31, 2021, as the total ACLL increased $6 million, or 9%, and the balance of nonperforming loans decreased by $4 million, or 21%. The driver of the increase in ACLL was primarily growth in higher risk loans originated through the RCS segment, while the driver of the decrease in nonperforming loans was primarily the refinancing out of the Bank of a meaningful portion of these loans during 2022.

Table 20 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (in thousands)	2022	2021	2020

Loans on nonaccrual status*	$15,562	$20,504	$23,548
Loans past due 90-days-or-more and still on accrual**	756	48	47
Total nonperforming loans	16,318	20,552	23,595
Other real estate owned	1,581	1,792	2,499
Total nonperforming assets	$17,899	$22,344	$26,094

Credit Quality Ratios - Total Company:
ACLL to total loans	1.56%	1.44%	1.27%
Nonaccrual loans to total loans	0.34	0.46	0.49
ACLL to nonaccrual loans	452	315	259
Nonperforming loans to total loans	0.36	0.46	0.49
Nonperforming assets to total loans (including OREO)	0.40	0.50	0.54
Nonperforming assets to total assets	0.31	0.37	0.42

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.21%	1.18%	1.11%
Nonaccrual loans to total loans	0.37	0.47	0.50
ACLL to nonaccrual loans	332	251	221
Nonperforming loans to total loans	0.37	0.47	0.50
Nonperforming assets to total loans (including OREO)	0.40	0.51	0.56
Nonperforming assets to total assets	0.32	0.40	0.45

*  Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Table 21 — Nonperforming Loan Composition

	2022		2021		2020
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,388	1.47%	$12,039	1.47%	$14,328	1.63%
Nonowner occupied	117	0.04	95	0.03	81	0.03
Commercial real estate	1,001	0.06	6,557	0.45	6,762	0.50
Construction & land development	—	—	—	—	—	—
Commercial & industrial	—	—	13	0.00	55	0.02
Paycheck Protection Program	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	815	0.34	1,700	0.81	2,141	0.89
Consumer:
Credit cards	—	—	—	—	5	0.04
Overdrafts	—	—	1	0.15	—	—
Automobile loans	31	0.46	97	0.67	170	0.56
Other consumer	210	33.55	3	0.21	11	0.13
Total Traditional Banking	15,562	0.40	20,505	0.59	23,553	0.63
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	15,562	0.37	20,505	0.47	23,553	0.50

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	756	0.70	47	0.05	42	0.04
Total Republic Processing Group	756	0.29	47	0.03	42	0.03

Total nonperforming loans	$16,318	0.36	$20,552	0.46	$23,595	0.49

Table 22 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $1.0 million, $1.3 million and 1.3 million in 2022, 2021, and 2020.

Based on the Bank’s review as of December 31, 2022, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits

Table 23 — Rollforward of Nonperforming Loans

Years Ended December 31, (in thousands)	2022	2021	2020

Nonperforming loans at the beginning of the period	$20,552	$23,595	$23,489
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	7,076	3,627	8,993
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(10,934)	(5,221)	(7,959)
Principal balance paydowns of loans nonperforming at both period ends	(1,084)	(1,450)	(817)
Net change in principal balance of other loans nonperforming at both period ends*	708	1	(111)

Nonperforming loans at the end of the period	$16,318	$20,552	$23,595

Table 24 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2022	2021	2020

Loans charged off	$—	$(57)	$(1,142)
Loans transferred to OREO	—	—	(2,254)
Loan payoffs and paydowns	(8,385)	(4,884)	(4,420)
Loans returned to accrual status	(2,549)	(280)	(143)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(10,934)	$(5,221)	$(7,959)

Delinquent Loans

Delinquent loans to total loans increased to 0.34% as of December 31, 2022, from 0.30% as of December 31, 2021, primarily due to a $3 million increase in delinquent RPG loans, partially offset by a $1 million decrease in Core Bank loans.

Core Bank delinquent loans to total Core Bank loans decreased to 0.14% as of December 31, 2022 from 0.17% as of December 31, 2021. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2022 and December 31, 2021 were on nonaccrual status.

Table 25 — Delinquent Loan Composition*

	2022		2021		2020
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,834	0.53%	$1,599	0.19%	$3,260	0.37%
Nonowner occupied	—	—	—	—	—	—
Commercial real estate	604	0.04	5,292	0.36	5,457	0.40
Construction & land development	—	—	—	—	—	—
Commercial & industrial	177	0.04	21	0.01	12	0.00
Paycheck Protection Program	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	175	0.07	314	0.15	702	0.29
Consumer:
Credit cards	55	0.36	30	0.21	73	0.51
Overdrafts	160	22.04	164	24.01	147	25.04
Automobile loans	11	0.16	9	0.06	56	0.18
Other consumer	44	7.03	1	0.07	6	0.07
Total Traditional Banking	6,060	0.16	7,430	0.21	9,713	0.26
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	6,060	0.14	7,430	0.17	9,713	0.21

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	9,200	8.53	6,035	6.48	10,234	9.23
Total Republic Processing Group	9,200	3.58	6,035	4.19	10,234	7.60

Total delinquent loans	$15,260	0.34	$13,465	0.30	$19,947	0.41

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 26 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2022	2021	2020

Delinquent loans at the beginning of the period	$13,465	$19,947	$20,804
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	5,507	1,459	6,681
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(6,847)	(3,559)	(8,617)
Principal balance paydowns of loans delinquent at both period ends	(50)	(158)	(146)
Net change in principal balance of other loans delinquent at both period ends*	3,185	(4,224)	1,225
Delinquent loans at the end of period	$15,260	$13,465	$19,947

*Includes small consumer portfolios, e.g., RCS loans.

Table 27 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2022	2021	2020

Loans charged off	$(1)	$(58)	$(115)
Refund Advances paid off or charged off
Loans transferred to OREO	—	—	(2,254)
Loan payoffs and paydowns	(6,243)	(2,016)	(4,052)
Loans paid current	(603)	(1,485)	(2,196)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(6,847)	$(3,559)	$(8,617)

Collateral-Dependent Loans and Troubled Debt Restructurings

When management determines that a loan is collateral dependent and foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date and adjusted for selling costs if appropriate. The Bank’s policy is to charge-off all or that portion of its recorded investment in collateral-dependent loans upon a determination that it expects the full amount of contractual principal and interest will not be collected.

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

Table 28 — Collateral Dependent Loan Composition

Years Ended December 31, (in thousands)	2022	2021	2020

Cashflow-dependent TDRs	$5,761	$5,960	$10,938
Collateral-dependent TDRs	6,265	9,426	9,840
Total TDRs	12,026	15,386	20,778
Collateral-dependent loans (which are not TDRs)	14,186	14,645	20,806
Total recorded investment in TDRs and collateral-dependent loans	$26,212	$30,031	$41,584

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding collateral-dependent loans and TDRs.

Other Real Estate Owned

Table 29 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2022	2021	2020

OREO at beginning of period	$1,792	$2,499	$113
Transfer from loans to OREO	—	64	2,750
Proceeds from sale*	—	(611)	(324)
Net gain on sale	—	51	65
Writedowns	(211)	(211)	(105)
OREO at end of period	$1,581	$1,792	$2,499

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses. The Company carried $102 million and $99 million of BOLI on its consolidated balance sheet as of December 31, 2022 and 2021.

Table 30 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2022	2021	2020

BOLI at beginning of period	$99,161	$68,018	$66,433
BOLI acquired	—	30,000	—
Death benefits paid	—	(1,099)	—
Increase in cash surrender value	2,526	2,242	1,585
BOLI at end of period	$101,687	$99,161	$68,018

Deposits

Table 31 — Deposit Composition

December 31, (in thousands)	2022	2021	2020

Core Bank:
Demand	$1,336,082	$1,381,522	$1,217,263
Money market accounts	707,272	789,876	712,824
Savings	323,015	311,624	236,335
Reciprocal money market	28,635	60,685	246,257
Individual retirement accounts (1)	38,640	43,724	47,889
Time deposits, $250 and over (1)	54,855	81,050	83,448
Other certificates of deposit (1)	129,324	154,174	199,214
Reciprocal time deposits (1)	7,405	17,265	67,852
Brokered deposits (1)	—	—	25,010
Total Core Bank interest-bearing deposits	2,625,228	2,839,920	2,836,092
Total Core Bank noninterest-bearing deposits	1,464,493	1,579,171	1,503,662
Total Core Bank deposits	4,089,721	4,419,091	4,339,754

Republic Processing Group:
Money market accounts	3,849	9,717	6,673
Total RPG interest-bearing deposits	3,849	9,717	6,673

Brokered prepaid card deposits	328,655	320,907	257,856
Other noninterest-bearing deposits	115,620	89,601	128,898
Total RPG noninterest-bearing deposits	444,275	410,508	386,754
Total RPG deposits	448,124	420,225	393,427

Total deposits	$4,537,845	$4,839,316	$4,733,181
(1)	Represents time deposits.

Total Bank deposits decreased $301 million from December 31, 2021 to $4.5 billion as of December 31, 2022. Total Core Bank deposits decreased by $329 million with a $215 million decrease in interest-bearing deposits and a $115 million decrease in noninterest-bearing deposits.

Management believes the net decrease in Core Bank interest-bearing deposits was generally due to clients’ responses to the low deposit beta the Bank maintained throughout 2022. A deposit beta measures the change in the interest rates the Bank pays for its interest-bearing deposit accounts versus the change in the federal funds target rate, which is a public index the Bank generally uses to price its non-maturity, interest-bearing deposits. A low deposit beta would indicate that the Bank has not changed the interest rates it pays on deposit accounts to the same magnitude as the FOMC has changed the FFTR.

The Bank implemented a general strategy to maintain a low deposit beta during the year as part of its strategy to increase its overall net interest margin and net interest income. In general, the Bank maintained a low deposit beta during 2022 by not applying across-the-board increases in rates to all its interest-bearing accounts as a result of increases to the FFTR. Instead, the Bank applied a nominal amount of the FFTR’s increases to products on an across-the-board basis and selectively applied larger rate increases for more price-sensitive commercial accounts. This strategy played a significant part in expanding the Core Bank’s net interest margin throughout 2022 as the Bank’s yield on its interest earning assets generally outpaced the cost of its interest-bearing liabilities as the FFTR increased during the year. As a result of this strategy, however, the Bank did experience a decline in both personal and business account balances as some clients moved their funds to more attractive offerings outside of the Bank. The Bank currently expects to continue its low beta strategy for deposits in 2023, but this strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

In addition to the above, the Core Bank also experienced a $115 million decrease in Core Bank noninterest-bearing deposits. Management believes two factors generally drove this overall decrease in noninterest-bearing deposits. The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane throughout the year. Second, Management believes that the substantial increase in market interest rates caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash outside the Bank.

As a result of all the factors noted above, Management believes the Company is more likely to experience slower overall growth and possibly a continued decline in its deposits over the foreseeable future.

Table 32 — Average Deposits

	2022		2021		2020
	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,696,809	0.12%	$1,580,570	0.02%	$1,291,980	0.09%
Money market accounts	779,457	0.26	784,777	0.05	739,524	0.26
Time deposits	240,701	1.10	300,784	1.21	400,704	1.96
Reciprocal money market accounts	44,152	0.22	185,922	0.18	202,112	0.28
Reciprocal time deposits	10,890	0.48	40,581	0.75	72,613	1.66
Brokered money market accounts	—	—	30,863	0.08	104,460	0.50
Brokered time deposits	—	—	—	—	102,093	1.75
Total average interest-bearing deposits	2,772,009	0.24	2,923,497	0.17	2,913,486	0.52
Total average noninterest-bearing deposits	2,148,848	—	2,129,222	—	1,672,442	—
Total average deposits	$4,920,857	0.14	$5,052,719	0.10	$4,585,928	0.33

Table 33 — Maturity Schedule of Time Deposits in Excess of the FDIC Limit and Estimated Time Deposits that are Otherwise Uninsured as of December 31, 2022

	Individual Instruments	Estimated
	that Meet or Exceed the	Otherwise Uninsured
Maturity (dollars in thousands)	FDIC Insurance Limit	Time Deposits	Total

Three months or less	$2,996	$972	$3,968
Over three months through six months	5,176	658	5,834
Over six months through 12 months	40,030	1,886	41,916
Over 12 months	6,653	1,438	8,091
Total	$54,855	$4,954	$59,809

The Bank held total estimated uninsured deposits of $1.77 billion as of December 31, 2022.

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

SSUARs decreased $74 million, or 25%, during 2022 to $217 million as of December 31, 2022. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

As it did with interest-bearing deposits, the Bank generally maintained a low beta strategy with its SSUARs. As a result of this strategy, the Bank experienced a decline in SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. One client, in particular, reduced its SSUAR balances by $45 million from December 31, 2021 to December 31, 2022 as it moved these funds into an outside brokerage account. As was noted with deposits, the Bank currently expects to continue its low beta strategy for SSUARS in 2023, but this strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Table 34 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2022	2021	2020

Outstanding balance at end of period	$216,956	$290,967	$211,026
Weighted average interest rate at period end	0.41%	0.04%	0.04%
Average outstanding balance during the period	$265,188	$231,430	$204,797
Average interest rate during the period	0.15%	0.03%	0.09%
Maximum outstanding at any month end	$303,315	$432,047	$295,698

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $95 million as of December 31, 2022 compared to $25 million as of December 31, 2021. Approximately $75 million of these borrowings were overnight in nature as of December 31, 2022 compared to $25 million as of December 31, 2021. During 2022, the Bank extended the term on $25 million of its FHLB advances in anticipation of increasing long-term interest rates. As of December 31, 2022, the Company’s $95 million of FHLB advances had a weighted-average maturity of 1.06 years and a weighted-average cost of 3.84%.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 35 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2022	2021	2020

Outstanding balance at end of period	$95,000	$25,000	$235,000
Weighted average interest rate at period end	3.84%	0.14%	0.23%
Average outstanding balance during the period	$21,233	$29,479	$211,776
Average interest rate during the period	1.60%	0.19%	1.66%
Maximum outstanding at any month end	$95,000	$25,000	$590,000

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2022 and 2021 is included in the following table:

		2022		2021
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$40,032	$1,386	$107,502	$5,786
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	91,636	(6,742)	16,423	(298)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$131,668	$(5,356)	$123,925	$5,488

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	91,636	6,742	16,423	298
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	40,032	(1,386)	107,502	(5,786)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$131,668	$5,356	$123,925	$(5,488)

Total		$263,336	$—	$247,850	$—

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

Table 37 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

December 31, (in thousands)	2022	2021	2020

Cash and cash equivalents	$313,689	$756,971	$485,587
Unincumbered debt securities	438,052	219,775	273,652
Total liquid assets	751,741	976,746	759,239

Available borrowing capacity with the FHLB	899,362	900,424	682,992
Available borrowing capacity through unsecured credit lines	125,000	125,000	125,000
Total available borrowing capacity	1,024,362	1,025,424	807,992

Total liquid assets and available borrowing capacity	$1,776,103	$2,002,170	$1,567,231

The Bank had a loan to deposit ratio (excluding brokered deposits) of 107% as of December 31, 2022 and 99% as of December 31, 2021. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As noted in the sections above titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings”, the Bank implemented a general strategy during 2022 to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, however, the Bank did experience a decline in both personal and business deposit balances and SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. The Bank currently expects to continue its low beta strategy for deposits and SSUARS in 2023, but this strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of December 31, 2022, the Bank had approximately $879 million in deposits from 185 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. The 20 largest non-sweep deposit relationships represented approximately $304 million, or 7%, of the Company’s total deposit balances as of December 31, 2022. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is also impacted by its ability to sell certain investment securities, which could be limited due to the level of investment securities that are needed to secure public deposits, SSUARs, FHLB borrowings, and for other purposes, as required by law. As of December 31, 2022 and December 31, 2021, these pledged investment securities had a fair value of $218 million and $320 million.

Capital

Table 38 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2022	2021	2020

Stockholders’ equity	$856,613	$835,054	$823,323
Book value per share at December 31,	43.38	41.79	39.40
Tangible book value per share at December 31,*	42.11	40.52	38.27
Dividends declared per share - Class A Common Stock	1.364	1.232	1.144
Dividends declared per share - Class B Common Stock	1.240	1.120	1.040
Average stockholders’ equity to average total assets	13.82%	13.41%	13.35%
Total risk-based capital	17.92	17.48	18.52
Common equity tier 1 capital	16.70	16.39	16.61
Tier 1 risk-based capital	16.70	16.39	17.43
Tier 1 leverage capital	14.81	13.36	13.70
Dividend payout ratio	30	29	29
Dividend yield	3.33	2.42	3.17

*For additional detail, see Footnote 2 of “Selected Financial Data” in this section of the filing.

Total stockholders’ equity increased from $835 million as of December 31, 2021 to $857 million as of December 31, 2022. The increase in stockholders’ equity was primarily attributable to net income earned during 2022 reduced by cash dividends declared and common stock repurchases.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2023, the Bank could, without prior approval, declare dividends of approximately $92 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2023 and ending December 31, 2023 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 39 — Bank Interest Rate Sensitivity as of December 31, 2022 and 2021

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of December 31, 2022	(2.8)%	(0.6)%	1.8%	3.7%	5.7%
% Change from base net interest income as of December 31, 2021	(2.9)%	1.3%	(0.6)%	0.7%	4.7%

For the Down-100 scenario, the December 2022 simulation reflected a more negative outcome than the December 2021 simulation.  For the Up-100, Up-200, and Up-300 scenarios, the December 31, 2022 simulation reflected a more positive outcome for the Bank’s net interest income than the comparable December 31, 2021 simulation.

The period-to-period decline in the Down-100 scenario was generally tied to interest rate floors for the Bank’s floating rate loans. As of December 31, 2021, market interest rates were significantly lower than market interest rates as of December 31, 2022. As a result, many of the Bank’s floating rate loans were priced at their contractual interest rate floors as of December 31, 2021. The Bank’s interest rate simulation model for December 31, 2021, assumed that interest rates for most of these loans would remain at their contractual interest rate floors, even as market rates declined in the simulation. With market interest rates significantly higher as of December 31, 2022, the current rates for a substantial amount of the Bank’s floating rate loans are above their contractual interest rate floors, and therefore, can reprice lower, down to their contractual interest rate floors, in a declining market rate environment.

As compared to the December 2021 simulation, the improvement for the December 2022 simulation outcomes for the Up-rate scenarios was generally tied to contractual interest rate floors, as well. As previously noted, market interest rates were significantly lower as of December 31, 2021 than market interest rates as of December 31, 2022, and many of the Bank’s loans were already priced at their contractual interest rate floors as of December 31, 2021. By formula, the interest rates for many of the Bank’s floating rate loans would have been much lower at December 31, 2021 had their contractual interest rate floors not existed. As a result, the formula interest rate for each floating rate loan had to increase substantially, in many cases, before the formula interest rate surpassed the contractual interest rate floor and the loan starting repricing higher. With most of the Bank’s floating rate loans now above their contractual interest rate floors as of December 31, 2022, the Bank would generally experience an earlier benefit from an increase in interest rates, based on each loan’s floating rate formula, in a rising interest rate environment.

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

Regarding its legacy assets that reference LIBOR, the Bank has previously disclosed that the underlying contracts for these assets may not include adequate “fallback” language to use alternative indexes and margins when LIBOR ceases. However, on March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Law”), which is designed to accomplish the following:

●	Establish a clear and uniform process, on a nationwide basis, for replacing LIBOR in existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate, without affecting the ability of parties to use any appropriate benchmark rate in new contracts;
●	Preclude litigation related to existing contracts, the terms of which do not provide for the use of a clearly defined or practicable replacement benchmark rate;
●	Allow existing contracts that reference LIBOR but provide for the use of a clearly defined and practicable replacement rate to operate according to their terms; and
●	Address LIBOR references in federal law.

With limited exception, the LIBOR Law generally covers legacy LIBOR contracts with no or inadequate fallback provisions. Additionally, under the LIBOR Law, the Board of Governors of the Federal Reserve System (the “FRB Board”) issued final regulations in December 2022 that included the selection of a FRB Board-Selected Benchmark Replacement based on SOFR and incorporates an applicable tenor spread adjustment and identification of any related conforming changes.

As of December 31, 2022, the Company had approximately $410 million of legacy assets that reference LIBOR, with short-term Warehouse loans representing $10 million of these assets, investment securities representing $60 million, and commercial and mortgage loans primarily making up the remainder. As of December 31, 2022, of the Bank’s legacy assets that reference LIBOR, approximately $351 million of those assets were scheduled to mature after June 30, 2023. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of December31, 2022, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $183 million, with $183 million of such notional amount scheduled to mature after June 30, 2023.

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

The following are included in this section:

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)” and our report dated March 3, 2023, expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Adjustments to the Historical Loss Rate

As described in Note 1 and Note 4, the allowance for credit losses on loans (“ACLL”) under ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical loss rates, qualitative factors, and reasonable and supportable forecasts. The allowance for credit losses was $70.4 million as of December 31, 2022.

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

/S/ Crowe LLP

We have served as the Company’s auditor since 1996. Louisville, Kentucky
March 3, 2023

Crowe LLP

Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinion on Internal Control over Financial Reporting

We have audited Republic Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weaknesses discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's report.

1)the Company did not maintain effective controls over the initial implementation of new products offered through third parties within RPG. Specifically, Management identified that an RCS product’s contractual terms were not sufficiently communicated internally, and the controls were not designed to identify and test all relevant transactional data posting to the Company’s financial statements for the product;

2)the Company did not maintain effective controls over the information and communication as it relates to the reconciliation function. Specifically, the controls were not precisely designed to identify, communicate, resolve, and timely escalate reconciliation issues to the appropriate levels within the organization; and

3)the Company did not design and maintain effective controls over the financial analysis of RCS products’ yields.  Specifically, the Company reviewed the weighted average yield of all RCS products on a segment basis rather than an individual product basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated March 3, 2023 expressed an unqualified opinion. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2022 consolidated financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

We have served as the Company's auditor since 1996.

Louisville, Kentucky

March 3, 2023

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2022	2021

ASSETS

Cash and cash equivalents	$313,689	$756,971
Available-for-sale debt securities, at fair value (amortized cost of $663,003 in 2022 and $492,626 in 2021, allowance for credit losses of $0 in 2022 and 2021)	620,365	495,126
Held-to-maturity debt securities (fair value of $87,357 in 2022 and $44,764 in 2021, allowance for credit losses of $10 in 2022 and $47 in 2021)	87,386	44,299
Equity securities with readily determinable fair value	111	2,620
Mortgage loans held for sale, at fair value	1,302	29,393
Consumer loans held for sale, at fair value	4,706	19,747
Consumer loans held for sale, at the lower of cost or fair value	13,169	2,937
Loans (loans carried at fair value of $2 in 2022 and $170 in 2021)	4,515,802	4,496,562
Allowance for credit losses	(70,413)	(64,577)
Loans, net	4,445,389	4,431,985
Federal Home Loan Bank stock, at cost	9,146	10,311
Premises and equipment, net	31,978	36,073
Right-of-use assets	37,017	38,825
Goodwill	16,300	16,300
Other real estate owned	1,581	1,792
Bank owned life insurance	101,687	99,161
Low-income housing tax credit investments	75,324	50,619
Other assets and accrued interest receivable	76,393	57,473

TOTAL ASSETS	$5,835,543	$6,093,632

LIABILITIES

Deposits:
Noninterest-bearing	$1,908,768	$1,989,679
Interest-bearing	2,629,077	2,849,637
Total deposits	4,537,845	4,839,316

Securities sold under agreements to repurchase and other short-term borrowings	216,956	290,967
Operating lease liabilities	37,809	39,672
Federal Home Loan Bank advances	95,000	25,000
Low-income housing tax credit obligations	43,609	23,383
Other liabilities and accrued interest payable	47,711	40,240

Total liabilities	4,978,930	5,258,578

Commitments and contingent liabilities (Footnote 13)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,584,928 shares (2022) and 17,816,083 shares (2021) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,159,495 shares (2022) and 2,164,903 shares (2021) issued and outstanding	4,648	4,702
Additional paid in capital	141,694	139,956
Retained earnings	742,250	688,522
Accumulated other comprehensive (loss) income	(31,979)	1,874

Total stockholders’ equity	856,613	835,054

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,835,543	$6,093,632

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2022	2021	2020

INTEREST INCOME:
Loans, including fees	$221,075	$219,592	$241,044
Taxable investment securities	11,384	7,450	9,798
Federal Home Loan Bank stock and other	11,725	1,364	1,416
Total interest income	244,184	228,406	252,258

INTEREST EXPENSE:

Deposits	6,757	5,039	15,089
Securities sold under agreements to repurchase and other short-term borrowings	397	63	177
Federal Reserve Payment Protection Plan Liquidity Facility	—	—	153
Federal Home Loan Bank advances	339	57	3,524
Subordinated note	—	507	1,000
Total interest expense	7,493	5,666	19,943

NET INTEREST INCOME	236,691	222,740	232,315

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	22,348	14,808	31,278

NET INTEREST INCOME AFTER PROVISION	214,343	207,932	201,037

NONINTEREST INCOME:

Service charges on deposit accounts	13,426	12,553	11,615
Net refund transfer fees	17,080	20,248	20,297
Mortgage banking income	6,196	19,994	31,847
Interchange fee income	13,125	13,062	11,188
Program fees	16,172	14,237	7,095
Increase in cash surrender value of bank owned life insurance	2,526	2,242	1,585
Net losses on other real estate owned	(211)	(160)	(40)
Contract termination fee	5,000	—	—
Legal settlement	13,000
Other	3,496	4,399	3,466
Total noninterest income	89,810	86,575	87,053

NONINTEREST EXPENSE:

Salaries and employee benefits	111,240	110,088	106,166
Technology, equipment, and communication	28,954	29,351	29,128
Occupancy	13,014	13,193	13,438
Marketing and development	6,875	4,390	4,031
FDIC insurance expense	1,668	1,591	1,010
State and local bank franchise tax expense	—	—	5,369
Interchange related expense	4,773	4,960	4,303
Legal and professional fees	4,024	4,924	4,244
FHLB advances early termination penalties	—	—	2,108
Other	16,760	14,568	15,660
Total noninterest expense	187,308	183,065	185,457

INCOME BEFORE INCOME TAX EXPENSE	116,845	111,442	102,633
INCOME TAX EXPENSE	25,739	23,831	19,387
NET INCOME	$91,106	$87,611	$83,246

BASIC EARNINGS PER SHARE:
Class A Common Stock	$4.60	$4.29	$4.00
Class B Common Stock	4.19	3.90	3.64

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$4.59	$4.28	$3.99
Class B Common Stock	4.17	3.89	3.63

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2022	2021	2020

Net income	$91,106	$87,611	$83,246

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives used for cash flow hedges	—	—	(177)
Reclassification amount for net derivative losses realized in income	—	—	281
Unrealized losses on AFS debt securities	(45,109)	(8,908)	7,147
Unrealized (loss) gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(29)	63	(35)
Total other comprehensive loss before income tax	(45,138)	(8,845)	7,216
Tax effect	11,285	2,210	(1,805)
Total other comprehensive loss, net of tax	(33,853)	(6,635)	5,411

COMPREHENSIVE INCOME	$57,253	$80,976	$88,657

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2022, 2021, and 2020

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2020	18,737	2,206	$4,907	$142,068	$614,171	$3,098	$764,244

Adjustment for adoption of ASU 2016-13	—	—	—	—	(4,291)	—	(4,291)
Net income	—	—	—	—	83,246	—	83,246
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	5,411	5,411
Dividends declared on Common Stock:
Class A Shares ($1.144 per share)	—	—	—	—	(21,433)	—	(21,433)
Class B Shares ($1.04 per share)	—	—	—	—	(2,288)	—	(2,288)
Stock options exercised, net of shares withheld	25	—	13	197	—	—	210
Conversion of Class B to Class A Common Shares	7	(7)	—	—	—	—	—
Repurchase of Class A Common Stock	(115)	—	(26)	(782)	(3,127)	—	(3,935)
Net change in notes receivable on Class A Common Stock	—	—	—	(35)	—	—	(35)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	352	—	—	352
Designated key employees	—	—	—	566	—	—	566
Employee stock purchase plan - Class A Common Stock	20	—	4	623	—	—	627
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	18	—	—	(200)	—	—	(200)
Restricted stock, net of shares tendered back	1	—	1	385	—	—	386
Stock options	—	—	—	463	—	—	463

Balance, December 31, 2020	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	87,611	—	87,611
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(6,635)	(6,635)
Dividends declared on Common Stock:
Class A Shares ($1.232 per share)	—	—	—	—	(22,451)	—	(22,451)
Class B Shares ($1.12 per share)	—	—	—	—	(2,435)	—	(2,435)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	34	(34)	—	—	—	—	—
Repurchase of Class A Common Stock	(980)	—	(216)	(6,831)	(40,481)	—	(47,528)
Net change in notes receivable on Class A Common Stock	—	—	—	151	—	—	151
Deferred compensation - Class A Common Stock:
Directors	4	—	—	417	—	—	417
Designated key employees	—	—	—	607	—	—	607
Employee stock purchase plan - Class A Common Stock	15	—	4	691	—	—	695
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	129	—	—	129
Restricted stock, net of shares tendered back	18	—	2	736	—	—	738
Stock options	—	—	—	574	—	—	574

Balance, December 31, 2021	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	91,106	—	91,106
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(33,853)	(33,853)
Dividends declared on Common Stock:
Class A Shares ($1.364 per share)	—	—	—	—	(24,122)	—	(24,122)
Class B Shares ($1.24 per share)	—	—	—	—	(2,679)	—	(2,679)
Stock options exercised, net of shares withheld	3	—	2	50	—	—	52
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(273)	—	(60)	(1,940)	(10,577)	—	(12,577)
Net change in notes receivable on Class A Common Stock	—	—	—	61	—	—	61
Deferred compensation - Class A Common Stock:
Directors	6	—	—	503	—	—	503
Designated key employees	—	—	—	725	—	—	725
Employee stock purchase plan - Class A Common Stock	16	—	4	690	—	—	694
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	152	—	—	152
Restricted stock, net of shares tendered back	12	—	—	937	—	—	937
Stock options	—	—	—	560	—	—	560

Balance, December 31, 2022	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$91,106	$87,611	$83,246
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,798	4,414	3,204
Net accretion and amortization on loans	(3,760)	(13,973)	(13,084)
Unrealized and realized losses on equity securities with readily determinable fair value	263	463	105
Depreciation of premises and equipment	7,598	8,986	9,725
Amortization of mortgage servicing rights	2,264	3,453	3,756
(Recovery) loss of mortgage servicing rights	—	(500)	500
Provision for on-balance sheet exposures	22,348	14,808	31,278
Provision for off-balance sheet exposures	198	63	533
Net gain on sale of mortgage loans held for sale	(4,942)	(19,659)	(33,179)
Origination of mortgage loans held for sale	(205,365)	(680,714)	(782,939)
Proceeds from sale of mortgage loans held for sale	238,398	717,847	788,475
Net gain on sale of consumer loans held for sale	(13,277)	(11,298)	(4,980)
Origination of consumer loans held for sale	(1,045,715)	(882,180)	(518,873)
Proceeds from sale of consumer loans held for sale	1,063,801	875,570	531,321
Net gain realized on sale of other real estate owned	—	(51)	(65)
Writedowns of other real estate owned	211	211	105
Deferred compensation expense - Class A Common Stock	1,228	1,024	918
Stock-based awards and ESPP expense - Class A Common Stock	1,753	1,545	953
Net gain on sale of bank premises and equipment	—	(399)	(353)
Increase in cash surrender value of bank owned life insurance	(2,526)	(2,242)	(1,585)
Death benefits in excess of cash surrender value of life insurance	—	(979)	—
FHLB advances early termination penalties	—	—	2,108
Net change in other assets and liabilities:
Accrued interest receivable	(3,695)	3,048	(14)
Accrued interest payable	80	(183)	(2,460)
Other assets	(3,896)	(940)	(19,391)
Other liabilities	3,919	(5,672)	(3,872)
Net cash provided by operating activities	154,789	100,253	75,432
INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(329,820)	(211,545)	(298,878)
Purchases of held-to-maturity debt securities	(75,000)	—	—
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	161,561	230,457	251,930
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	31,945	9,139	9,009
Net change in outstanding warehouse lines of credit	446,990	112,246	(245,338)
Net change in other loans	(478,958)	207,115	(142,811)
Proceeds from redemption of Federal Home Loan Bank stock	1,165	7,086	22,434
Purchase of Federal Home Loan Bank stock	—	—	(9,000)
Proceeds from sales of other real estate owned	—	611	324
Proceeds from sale of bank premises and equipment	—	637	894
Purchase of bank owned life insurance, net of death benefits paid	—	(28,901)	—
Investments in low-income housing tax partnerships	(8,889)	(14,507)	(6,998)
Net purchases of premises and equipment	(3,503)	(5,785)	(3,582)
Net cash (used in) provided by investing activities	(254,509)	306,553	(422,016)
FINANCING ACTIVITIES:
Net change in deposits	(301,471)	106,415	947,173
Net change in securities sold under agreements to repurchase and other short-term borrowings	(74,011)	79,941	43,409
Payments of Federal Home Loan Bank advances	(25,000)	(235,000)	(1,105,000)
Proceeds from Federal Home Loan Bank advances	95,000	25,000	590,000
FHLB advances early termination penalties	—	—	(2,108)
Payoff of subordinated note, net of common security interest	—	(40,000)	—
Repurchase of Class A Common Stock	(12,577)	(47,528)	(3,935)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	590	591	533
Net proceeds from option exercises and equity awards vested - Class A Common Stock	52	(142)	—
Cash dividends paid	(26,145)	(24,699)	(23,204)
Net cash (used in) provided by financing activities	(343,562)	(135,422)	446,868

NET CHANGE IN CASH AND CASH EQUIVALENTS	(443,282)	271,384	100,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	756,971	485,587	385,303
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$313,689	$756,971	$485,587
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$7,413	$5,849	$22,403
Income taxes	21,637	20,069	24,926
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,838	$5,054	$5,463
Transfers from loans to real estate acquired in settlement of loans	—	64	2,750
New unfunded obligations in low-income-housing investments	29,115	10,000	10,000
Right-of-use assets recorded	6,360	1,354	14,144
Allowance for credit losses recorded upon adoption of ASC 326	—	—	7,241

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term “Captive” refers to the Company’s insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible.

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

As of December 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2022, Republic had 42 full-service banking centers with locations as follows:

●	Kentucky — 28
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 3
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1

·Metropolitan Tampa, Florida — 7

·Metropolitan Cincinnati, Ohio — 2

·Metropolitan Nashville, Tennessee — 2

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s final federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2022 and 2021:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The ERA credit product is similar to the RA, with the distinction of the timing of when the ERA is originated and the documentation available to underwrite the credit. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2 and the filing of the taxpayer’s final federal tax return. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product related to the first quarter 2023 tax filing season had the following features:

●	Offered only during December 2022 and January 2023;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for RAs, including ERAs, as interest income on loans. RAs originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs and ERAs do not have a contractual due date but the Company considered an RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans.

Related to the overall credit losses on RAs and ERAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s RA and ERA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the RA and ERA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

Settlement of Lawsuit Against Green Dot — On June 3, 2022, the Bank and Green Dot entered into the Settlement Agreement to fully resolve the Lawsuit that the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021.

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

●	RCS installment loan product – Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these RCS installment loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

●	RCS healthcare receivables products – The Bank originates healthcare-receivables products across the U.S. through three different third-party service providers.

o	For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default.

o	For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables within one month of origination. Loan balances held for sale through this program are carried at the lower of cost or fair value.

The Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.”

Use of Estimates — To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates affect the amounts reported in the financial statements and the disclosures provided. Actual amounts could differ from these estimates. The resulting change in estimates could be material to the financial statements.

Concentration of Credit Risk — With limited exception, the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

The Bank’s warehouse lines of credit are secured by single family, first lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2022, 28% of collateral securing warehouse lines was located in California.

Earnings Concentration — For 2022, 2021, and 2020, approximately 31%, 24% and 23% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 18%, 13% and 14%, while the RCS segment accounting for 13%, 11% and 9% of total Company net revenues.

For 2022, 2021, and 2020, approximately 4%, 8% and 8% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Accrued interest on AFS debt securities totaled $2 million and $1 million as of December 31, 2022 and 2021 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $92,000 and $89,000 as of December 31, 2022 and 2021 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $3.5 million, $3.3 million and $2.9 million for the years ended December 31, 2022, 2021, and 2020. Late fees and ancillary fees related to loan servicing are considered nominal.

Consumer Loans Held for Sale, at Fair Value — The Bank offers RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Consumer Loans Held for Sale, at Lower of Cost or Fair Value — RCS originates for sale 90% or 95% of the balances from its line-of-credit products and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $11 million and $8 million as of December 31, 2022 and 2021 and was reported as a component of other assets on the Company’s balance sheet.

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

Purchased Credit Deteriorated Loans — The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The Company will generally classify a loan acquired in a business acquisition as PCD if it meets any of the following criteria:

●	Non-accretable discount assigned by the Bank;
●	Classified by either the acquired bank or the Bank as Special Mention or Substandard;
●	Nonaccrual status when purchased;
●	Past due 30 days or more when purchased;
●	Loans that have been at least one time over 30 days past due;
●	Past maturity date when purchased;
●	Select loans that are cross collateralized with any loans identified above;

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

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of Footnote 4 illustrates the Company’s loan portfolio by ACLL risk pool. This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in property values or other relevant factors. A one-year forecast adjustment to the historical loss rate is based on a forecast of the U.S. national unemployment rate, which has shown a relatively strong historical correlation to the Bank’s loan losses. For its CRE loan pool, the Company uses a one-year forecast of general CRE values. Subsequent to one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages.

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

To discount its operating lease payments and guarantees, the Company employs the interest rate curve published by the FHLB of Cincinnati for the FHLB’s collateralized term borrowings, matching expected lease term to borrowing term.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $16 million as of December 31, 2022 and 2021 was not impaired and is properly recorded in the consolidated financial.

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

Restrictions on Cash and Cash Equivalents — Republic has historically been required by the FRB to maintain average reserve balances. Effective March 15, 2020, the FRB reduced the Bank’s reserve requirement ratio to zero percent, therefore, cash and due from banks on the consolidated balance sheet included no required reserve balances as of December 31, 2022 and 2021.

The Company’s Captive maintains cash reserves to cover insurable claims. Reserves totaled $4 million as of December 31, 2022 and 2021.

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

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the year ended December 31, 2022:

z
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

Accounting Standards Updates

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

This ASU requires the Company to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross writeoff information must be included in the vintage disclosures required for the Company in accordance with ASC 326-20-50-6, which requires that the Company disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. (see Note 4 in this section of the filing)

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

			January 1, 2024	Prospectively	Immaterial

2022-06	Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

			January 1, 2023	Prospectively	Immaterial. The Company ceased making new loans and renewing loans indexed to LIBOR on January 1, 2022.

2.	INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,333	$1	$(25,193)	$—	$411,141
Private label mortgage-backed security	843	1,284	—	—	2,127
Mortgage-backed securities - residential	189,312	16	(17,455)	—	171,873
Collateralized mortgage obligations	22,774	21	(1,427)	—	21,368
Corporate bonds	10,000	1	—	—	10,001
Trust preferred security	3,741	114	—	—	3,855
Total available-for-sale debt securities	$663,003	$1,437	$(44,075)	$—	$620,365

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$239,880	$473	$(2,894)	$—	$237,459
Private label mortgage-backed security	1,418	1,313	—	—	2,731
Mortgage-backed securities - residential	207,697	3,525	(473)	—	210,749
Collateralized mortgage obligations	29,947	377	(30)	—	30,294
Corporate bonds	10,000	46	—	—	10,046
Trust preferred security	3,684	163	—	—	3,847
Total available-for-sale debt securities	$492,626	$5,897	$(3,397)	$—	$495,126

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$75,000	$106	$—	$75,106	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	7,270	54	(148)	7,176	—
Corporate bonds	4,974	—	(49)	4,925	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$87,396	$160	$(199)	$87,357	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

Mortgage-backed securities - residential	$46	$—	$—	$46	$—
Collateralized mortgage obligations	9,080	158	—	9,238	—
Corporate bonds	34,975	263	(6)	35,232	(47)
Obligations of state and political subdivisions	245	3	—	248	—
Total held-to-maturity debt securities	$44,346	$424	$(6)	$44,764	$(47)

Sales and Calls of Available-for-Sale Debt Securities

During 2022, 2021, and 2020 there were no material sales of AFS debt securities. The Company had no AFS debt securities called during 2022. The Company did have AFS debt securities called during 2021 and 2020 with an amortized cost of $90 million and $119 million.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2022. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or early termination penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
December 31, 2022 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$41,789	$41,433	$125	$124
Due from one year to five years	404,544	379,709	79,974	80,031
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,741	3,855	—	—
Private label mortgage-backed security	843	2,127	—	—
Mortgage-backed securities - residential	189,312	171,873	27	26
Collateralized mortgage obligations	22,774	21,368	7,270	7,176
Total debt securities	$663,003	$620,365	$87,396	$87,357

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of December 31, 2022 and 2021, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$229,372	$(7,139)	$171,676	$(18,054)	$401,048	$(25,193)
Mortgage-backed securities - residential	105,274	(7,434)	65,520	(10,021)	170,794	(17,455)
Collateralized mortgage obligations	20,418	(1,426)	6	(1)	20,424	(1,427)
Total available-for-sale debt securities	$355,064	$(15,999)	$237,202	$(28,076)	$592,266	$(44,075)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,138	$(2,622)	$9,728	$(272)	$186,866	$(2,894)
Mortgage-backed securities - residential	84,937	(473)	—	—	84,937	(473)
Collateralized mortgage obligations	4,495	(30)	—	—	4,495	(30)
Total available-for-sale debt securities	$266,570	$(3,125)	$9,728	$(272)	$276,298	$(3,397)

As of December 31, 2022, the Bank’s portfolio consisted of 179 securities, 163 of which were in an unrealized loss position.

As of December 31, 2021, the Bank’s portfolio consisted of 173 securities, 29 of which were in an unrealized loss position.

As of December 31, 2022 and 2021, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of December 31, 2022, with the exception of the $2.1 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of December 31, 2022 and 2021, there were gross unrealized losses of $18.9 million and $503,000 related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

The Parent Company owns a floating rate trust preferred security with a $5 million par value. The coupon on this security is based on the 3-month LIBOR rate plus 159 basis points. The Company performs an ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2.1 million as of December 31, 2022. This security is mostly backed by “Alternative A” first lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security in this section of the filing under Footnote 15 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage-backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$1,462	$1,462	$1,462
Recovery of losses previously recorded	—	—	—
Balance, end of period	$1,462	$1,462	$1,462

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $843,000, which is the current gross amortized cost of the Bank’s remaining private label mortgage-backed security.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for 2022 and 2021 of the ACLS on AFS and HTM debt securities:

	ACLS Rollforward
	Years Ended December 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	47	(37)	—	—	10	178	(131)	—	—	47

Total	$47	$(37)	$—	$—	$10	$178	$(131)	$—	$—	$47

The Company decreased the ACLS on its HTM corporate bonds during 2022 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities in nonaccrual status or past due 90 days or more as of December 31, 2022 and 2021. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2022 and 2021.

There were no HTM debt securities considered collateral dependent as of December 31, 2022 and 2021.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

December 31, (in thousands)	2022	2021

Carrying amount	$217,562	$319,650
Fair value	217,562	319,808

Equity Securities

During 2022, the Company sold an equity security for $2.2 million and realized a loss of $55,000. There were no material sales of equity securities in 2021 or 2020. The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair values	$—	$111	$—	$111

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,500	—	(50)	2,450
Total equity securities with readily determinable fair values	$2,500	$170	$(50)	$2,620

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2022			Year Ended December 31, 2021
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(59)	$(59)	$—	$(390)	$(390)
Community Reinvestment Act mutual fund	(204)	—	(204)	—	(73)	(73)
Total equity securities with readily determinable fair value	$(204)	$(59)	$(263)	$—	$(463)	$(463)

3.	LOANS HELD FOR SALE

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

Consumer Loans Held for Sale, at Fair Value

The Bank offers RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as “held for sale” on the Bank’s balance sheet, with the intent to sell generally within sixteen days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$19,747	$3,298	$598
Origination of consumer loans held for sale	311,704	271,430	58,833
Proceeds from the sale of consumer loans held for sale	(333,438)	(260,730)	(57,814)
Net gain on sale of consumer loans held for sale	6,693	5,749	1,681
Balance, end of period	$4,706	$19,747	$3,298

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$2,937	$1,478	$11,646
Origination of consumer loans held for sale	734,011	610,750	460,040
Proceeds from the sale of consumer loans held for sale	(730,363)	(614,840)	(473,507)
Net gain on sale of consumer loans held for sale	6,584	5,549	3,299
Balance, end of period	$13,169	$2,937	$1,478

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	$911,427	$820,731
Nonowner occupied	321,358	306,323
Commercial real estate	1,599,510	1,456,009
Construction & land development	153,875	129,337
Commercial & industrial	408,407	340,363
Paycheck Protection Program	4,980	56,014
Lease financing receivables	10,505	8,637
Aircraft	179,785	142,894
Home equity	241,739	210,578
Consumer:
Credit cards	15,473	14,510
Overdrafts	726	683
Automobile loans	6,731	14,448
Other consumer	626	1,432
Total Traditional Banking	3,855,142	3,501,959
Warehouse lines of credit*	403,560	850,550
Total Core Banking	4,258,702	4,352,509

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	97,505	—
Other TRS commercial & industrial loans	51,767	50,987
Republic Credit Solutions	107,828	93,066
Total Republic Processing Group	257,100	144,053

Total loans**	4,515,802	4,496,562
Allowance for credit losses	(70,413)	(64,577)

Total loans, net	$4,445,389	$4,431,985

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans as of December 31, 2022 and 2021:

December 31, (in thousands)	2022	2021

Contractually receivable	$4,519,136	$4,498,671
Unearned income	(835)	(542)
Unamortized premiums	99	116
Unaccreted discounts	(479)	(641)
PPP net unamortized deferred origination (fees) and costs	(91)	(1,203)
Other net unamortized deferred origination (fees) and costs	(2,028)	161
Carrying value of loans	$4,515,802	$4,496,562

Paycheck Protection Program

The CARES Act was enacted in March 2020 and provided for the SBA’s PPP, which allowed the Bank to lend to its qualifying small business clients to assist them in their efforts to meet their cash-flow needs during the COVID-19 pandemic. The Economic Aid Act was enacted in December 2020 and provided for a second round of PPP loans. PPP loans are fully backed by the SBA and may be entirely forgiven if the loan client uses loan funds for qualifying reasons. As of December 31, 2022, net PPP loans of $5 million remained on the Core Bank’s balance sheet with $91,000 of yet-to-be-earned PPP lender fees reported as a credit offset to these originated balances.

To provide liquidity to banks administering the SBA’s PPP, the FRB created the PPPLF, a liquidity facility secured by the PPP loans of the participating banks. As of December 31, 2022, the Bank had no outstanding borrowings from the FRB under the PPPLF.

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings are the same whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, which triggers a review in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE and C&D loans, the Bank’s CCAD scores and assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD or Special Asset division (under certain deteriorating circumstances).

●	The Special Asset area of the Bank monitors throughout the month the status of all past due loans and classified loans with the respective commercial officers. These meetings are designed to give loan officers an opportunity to identify other existing loans that should be downgraded as well.

●	Monthly, members of Executive Management along with managers of Commercial Lending, CCAD, Accounting, Special Assets and Retail Collections attend a Special Asset Committee meeting. The SAC reviews all loans for the Bank graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified residential real estate and home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, deferrals or forbearance, troubled debt restructurings, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The credit area of the Warehouse Lending division initially recommends the credit quality grade for warehouse facilities to ELC, of which ELC may approve or amend. The Bank’s internal loan review department is the final authority on a loan’s grade and reviews all approved loan grades, which they may approve or amend based on their independent review. Monthly, the CLO reviews warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

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

For all real estate and consumer loans, including small-dollar RPG loans, which do not meet the scope above, the Bank uses a grading system based on delinquency and nonaccrual status. Loans that are 80 days or more past due or on nonaccrual are graded Substandard. Occasionally, a real estate loan below scope may be graded as “Special Mention” or “Substandard” if the loan is cross collateralized with a classified C&I or CRE loan.

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

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$231,638	$189,495	$188,004	$71,306	$208,296	$—	$—	$888,739
Special Mention	—	160	—	—	7,240	—	—	7,400
Substandard	1,230	1,103	1,501	1,460	9,994	—	—	15,288
Doubtful	—	—	—	—	—	—	—	—
Total	$232,868	$190,758	$189,505	$72,766	$225,530	$—	$—	$911,427

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$78,337	$91,778	$55,058	$32,803	$57,053	$—	$6,147	$321,176
Special Mention	—	—	—	—	32	—	—	32
Substandard	—	30	—	—	120	—	—	150
Doubtful	—	—	—	—	—	—	—	—
Total	$78,337	$91,808	$55,058	$32,803	$57,205	$—	$6,147	$321,358

Commercial real estate:
Risk Rating
Pass or not rated	$451,327	$394,317	$210,055	$117,928	$253,213	$25,499	$99,791	$1,552,130
Special Mention	3,124	11,870	—	21,296	9,967	318	—	46,575
Substandard	—	—	—	—	805	—	—	805
Doubtful	—	—	—	—	—	—	—	—
Total	$454,451	$406,187	$210,055	$139,224	$263,985	$25,817	$99,791	$1,599,510

Construction and land development:
Risk Rating
Pass or not rated	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875

Commercial and industrial:
Risk Rating
Pass or not rated	$116,483	$78,224	$17,171	$36,254	$36,367	$103,257	$4,865	$392,621
Special Mention	536	13,239	—	—	1,756	255	—	15,786
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,019	$91,463	$17,171	$36,254	$38,123	$103,512	$4,865	$408,407

Paycheck Protection Program:
Risk Rating
Pass or not rated	$—	$4,207	$773	$—	$—	$—	$—	$4,980
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$4,207	$773	$—	$—	$—	$—	$4,980

Lease financing receivables:
Risk Rating
Pass or not rated	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505

Aircraft:
Risk Rating
Pass or not rated	$65,399	$54,749	$35,085	$16,888	$7,454	$—	$—	$179,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	210	—	—	210
Doubtful	—	—	—	—	—	—	—	—
Total	$65,399	$54,749	$35,085	$16,888	$7,664	$—	$—	$179,785

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$240,704	$—	$240,704
Special Mention	—	—	—	—	—	171	—	171
Substandard	—	—	—	—	—	864	—	864
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$241,739	$—	$241,739

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$415	$499	$168	$2,531	$4,328	$15,573	$—	$23,514
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	9	33	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$415	$499	$168	$2,540	$4,361	$15,573	$—	$23,556

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$403,560	$—	$403,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$403,560	$—	$403,560

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,272	$—	$149,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,272	$—	$149,272

RCS:
Risk Rating
Pass or not rated	$22,357	$2,273	$1,264	$602	$29,594	$50,589	$—	$106,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,149	—	1,149
Doubtful	—	—	—	—	—	—	—	—
Total	$22,357	$2,273	$1,264	$602	$29,594	$51,738	$—	$107,828

Grand Total:
Risk Rating
Pass or not rated	$1,078,578	$860,795	$508,758	$280,501	$597,660	$990,235	$110,803	$4,427,330
Special Mention	3,660	25,269	—	21,296	18,995	744	—	69,964
Substandard	1,230	1,133	1,501	1,469	11,162	2,013	—	18,508
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,083,468	$887,197	$510,259	$303,266	$627,817	$992,992	$110,803	$4,515,802

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$218,981	$213,010	$89,186	$50,301	$226,852	$—	$—	$798,330
Special Mention	301	—	—	33	8,209	—	—	8,543
Substandard	45	870	679	1,189	11,075	—	—	13,858
Doubtful	—	—	—	—	—	—	—	—
Total	$219,327	$213,880	$89,865	$51,523	$246,136	$—	$—	$820,731

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$107,041	$65,786	$44,376	$29,292	$55,872	$—	$3,729	$306,096
Special Mention	—	—	—	—	132	—	—	132
Substandard	—	—	—	—	95	—	—	95
Doubtful	—	—	—	—	—	—	—	—
Total	$107,041	$65,786	$44,376	$29,292	$56,099	$—	$3,729	$306,323

Commercial real estate:
Risk Rating
Pass or not rated	$472,095	$256,039	$153,224	$94,212	$286,223	$25,188	$80,211	$1,367,192
Special Mention	20,059	2,399	29,639	11,207	18,778	—	—	82,082
Substandard	—	111	266	2,453	3,905	—	—	6,735
Doubtful	—	—	—	—	—	—	—	—
Total	$492,154	$258,549	$183,129	$107,872	$308,906	$25,188	$80,211	$1,456,009

Construction and land development:
Risk Rating
Pass or not rated	$88,743	$30,593	$2,599	$1,155	$128	$1,925	$—	$125,143
Special Mention	—	524	3,670	—	—	—	—	4,194
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$88,743	$31,117	$6,269	$1,155	$128	$1,925	$—	$129,337

Commercial and industrial:
Risk Rating
Pass or not rated	$105,148	$34,361	$54,524	$18,110	$44,972	$60,454	$2,541	$320,110
Special Mention	15,015	1,921	785	34	1,956	350	—	20,061
Substandard	—	13	179	—	—	—	—	192
Doubtful	—	—	—	—	—	—	—	—
Total	$120,163	$36,295	$55,488	$18,144	$46,928	$60,804	$2,541	$340,363

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2021	2021	2020	2019	2018	Prior	Cost Basis	to Term	Total

Paycheck Protection Program:
Risk Rating
Pass or not rated	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$40,607	$15,407	$—	$—	$—	$—	$—	$56,014

Lease financing receivables:
Risk Rating
Pass or not rated	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$2,638	$839	$2,641	$1,264	$1,255	$—	$—	$8,637

Aircraft:
Risk Rating
Pass or not rated	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$65,886	$43,301	$22,933	$9,119	$1,655	$—	$—	$142,894

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$208,429	$—	$208,429
Special Mention	—	—	—	—	—	279	—	279
Substandard	—	—	—	—	—	1,870	—	1,870
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$210,578	$—	$210,578
Consumer:
Risk Rating
Pass or not rated	$978	$417	$4,694	$4,326	$5,768	$14,613	$—	$30,796
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	22	61	194	—	—	277
Doubtful	—	—	—	—	—	—	—	—
Total	$978	$417	$4,716	$4,387	$5,962	$14,613	$—	$31,073

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$850,550	$—	$850,550
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$850,550	$—	$850,550

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$50,987	$—	$50,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$50,987	$—	$50,987

RCS:
Risk Rating
Pass or not rated	$5,524	$3,409	$1,642	$869	$3,699	$77,544	$—	$92,687
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	379	—	379
Doubtful	—	—	—	—	—	—	—	—
Total	$5,524	$3,409	$1,642	$869	$3,699	$77,923	$—	$93,066

Grand Total:
Risk Rating
Pass or not rated	$1,107,641	$663,162	$375,819	$208,648	$626,424	$1,289,690	$86,481	$4,357,865
Special Mention	35,375	4,844	34,094	11,274	29,075	629	—	115,291
Substandard	45	994	1,146	3,703	15,269	2,249	—	23,406
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,143,061	$669,000	$411,059	$223,625	$670,768	$1,292,568	$86,481	$4,496,562

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $49 million and $48 million as of December 31, 2022 and 2021. Approximately $30 million and $28 million of the outstanding Traditional Bank subprime loan portfolio as of December 31, 2022 and 2021 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates two short-term line-of-credit products, with the second product introduced in January 2021. The Bank sells 90% or 95% of the balances maintained through these products within three business days of loan origination and retains a 5% or 10% interest. These products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these products totaled $29 million and $26 million as of December 31, 2022 and 2021.

Allowance for Credit Losses

The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2022, 2021, and 2020:

	ACLL Rollforward
	Years Ended December 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,647	$181	$(21)	$102	$8,909	$9,715	$(1,461)	$—	$393	$8,647
Nonowner occupied	2,700	129	—	2	2,831	2,466	231	—	3	2,700
Commercial real estate	23,769	(308)	(9)	287	23,739	23,606	509	(428)	82	23,769
Construction & land development	4,128	(5)	—	—	4,123	3,274	854	—	—	4,128
Commercial & industrial	3,487	218	—	271	3,976	2,797	700	(86)	76	3,487
Paycheck Protection Program	—	—	—	—	—	—	—	—	—	—
Lease financing receivables	91	19	—	—	110	106	(15)	—	—	91
Aircraft	357	92	—	—	449	253	104	—	—	357
Home equity	4,111	396	—	121	4,628	4,990	(874)	(51)	46	4,111
Consumer:
Credit cards	934	140	(155)	77	996	929	107	(163)	61	934
Overdrafts	683	866	(1,038)	215	726	587	425	(641)	312	683
Automobile loans	186	(111)	(3)	15	87	399	(233)	(19)	39	186
Other consumer	314	(151)	(94)	66	135	577	(254)	(72)	63	314
Total Traditional Banking	49,407	1,466	(1,320)	1,156	50,709	49,699	93	(1,460)	1,075	49,407
Warehouse lines of credit	2,126	(1,117)	—	—	1,009	2,407	(281)	—	—	2,126
Total Core Banking	51,533	349	(1,320)	1,156	51,718	52,106	(188)	(1,460)	1,075	51,533

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	10,471	(11,505)	4,831	3,797	—	6,723	(10,256)	3,533	—
Other TRS commercial & industrial loans	96	(516)	(154)	665	91	158	(40)	(51)	29	96
Republic Credit Solutions	12,948	12,081	(11,390)	1,168	14,807	8,803	8,444	(4,707)	408	12,948
Total Republic Processing Group	13,044	22,036	(23,049)	6,664	18,695	8,961	15,127	(15,014)	3,970	13,044

Total	$64,577	$22,385	$(24,369)	$7,820	$70,413	$61,067	$14,939	$(16,474)	$5,045	$64,577

	ACLL Rollforward
	Year Ended December 31, 2020
	Beginning	ASC 326	Provision	Charge-		Ending
(in thousands)	Balance	Adoption	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$4,729	$4,199	$785	$(169)	$171	$9,715
Nonowner occupied	1,737	148	570	—	11	2,466
Commercial real estate	10,486	273	13,170	(795)	472	23,606
Construction & land development	2,152	1,447	(325)	—	—	3,274
Commercial & industrial	2,882	(1,318)	1,421	(310)	122	2,797
Paycheck Protection Program	—	—	—	—	—
Lease financing receivables	147	—	(41)	—	—	106
Aircraft	176	—	77	—	—	253
Home equity	2,721	1,652	516	(14)	115	4,990
Consumer:
Credit cards	1,020	33	111	(295)	60	929
Overdrafts	1,169	—	79	(886)	225	587
Automobile loans	612	(7)	(176)	(60)	30	399
Other consumer	374	307	(57)	(240)	193	577
Total Traditional Banking	28,205	6,734	16,130	(2,769)	1,399	49,699
Warehouse lines of credit	1,794	—	613	—	—	2,407
Total Core Banking	29,999	6,734	16,743	(2,769)	1,399	52,106

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	13,033	(19,575)	6,542	—
Other TRS commercial & industrial loans	234	—	156	(234)	2	158
Republic Credit Solutions	13,118	—	1,219	(6,163)	629	8,803
Total Republic Processing Group	13,352	—	14,408	(25,972)	7,173	8,961

Total	$43,351	6,734	$31,151	$(28,741)	$8,572	$61,067

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of December 31, 2022 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., TDRs.

For its CRE loan pool, the Company initially employed a one-year forecast of CRE vacancy rates through March 31, 2021 but discontinued use of this forecast during the second quarter of 2021 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (in thousands)	2022	2021

Loans on nonaccrual status*	$15,562	$20,504
Loans past due 90-days-or-more and still on accrual**	756	48
Total nonperforming loans	16,318	20,552
Other real estate owned	1,581	1,792
Total nonperforming assets	$17,899	$22,344

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.36%	0.46%
Nonperforming assets to total loans (including OREO)	0.40	0.50
Nonperforming assets to total assets	0.31	0.37

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.37%	0.47%
Nonperforming assets to total loans (including OREO)	0.40	0.51
Nonperforming assets to total assets	0.32	0.40

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2022	2021	2022	2021

Traditional Banking:
Residential real estate:
Owner occupied	$13,388	$12,039	$—	$—
Nonowner occupied	117	95	—	—
Commercial real estate	1,001	6,557	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	13	—	—
Paycheck Protection Program		—	—
Lease financing receivables	—	—	—	—
Aircraft		—	—
Home equity	815	1,700	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	1
Automobile loans	31	97	—	—
Other consumer	210	3	—	—
Total Traditional Banking	15,562	20,504	—	1
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,562	20,504	—	1

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	756	47
Total Republic Processing Group	—	—	756	47

Total	$15,562	$20,504	$756	$48

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2022			December 31, 2022

	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,252	$11,136	$13,388	$1,000
Nonowner occupied	56	61	117	1
Commercial real estate	1,001	—	1,001	1,384
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	815	815	263
Consumer	15	226	241	16
Total	$3,324	$12,238	$15,562	$2,664

* Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

				Year Ended
	As of December 31, 2021			December 31, 2021

	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$1,944	$10,095	$12,039	$874
Nonowner occupied	31	64	95	6
Commercial real estate	4,105	2,452	6,557	154
Construction & land development	—	—	—	—
Commercial & industrial	—	13	13	3
Paycheck Protection Program	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,700	1,700	152
Consumer	17	83	100	10
	$6,097	$14,407	$20,504	$1,199

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include smaller balance, primarily retail, homogeneous loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. TDRs on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,382	$1,185	$1,267	$4,834	$906,593	$911,427
Nonowner occupied	—	—	—	—	321,358	321,358
Commercial real estate	604	—	—	604	1,598,906	1,599,510
Construction & land development	—	—	—	—	153,875	153,875
Commercial & industrial	177	—	—	177	408,230	408,407
Paycheck Protection Program	—	—	—	—	4,980	4,980
Lease financing receivables	—	—	—	—	10,505	10,505
Aircraft	—	—	—	—	179,785	179,785
Home equity	56	93	26	175	241,564	241,739
Consumer:
Credit cards	50	5	—	55	15,418	15,473
Overdrafts	158	1	1	160	566	726
Automobile loans	8	—	3	11	6,720	6,731
Other consumer	43	1	—	44	582	626
Total Traditional Banking	3,478	1,285	1,297	6,060	3,849,082	3,855,142
Warehouse lines of credit	—	—	—	—	403,560	403,560
Total Core Banking	3,478	1,285	1,297	6,060	4,252,642	4,258,702

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	97,505	97,505
Other TRS commercial & industrial loans	—	—	—	—	51,767	51,767
Republic Credit Solutions	6,488	1,956	756	9,200	98,628	107,828
Total Republic Processing Group	6,488	1,956	756	9,200	247,900	257,100

Total	$9,966	$3,241	$2,053	$15,260	$4,500,542	$4,515,802
Delinquency ratio***	0.22%	0.07%	0.05%	0.34%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2021	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$606	$383	$610	$1,599	$819,132	$820,731
Nonowner occupied	—	—	—	—	306,323	306,323
Commercial real estate	—	—	5,292	5,292	1,450,717	1,456,009
Construction & land development	—	—	—	—	129,337	129,337
Commercial & industrial	8	—	13	21	340,342	340,363
Paycheck Protection Program	—	—	—	—	56,014	56,014
Lease financing receivables	—	—	—	—	8,637	8,637
Aircraft	—	—	—	—	142,894	142,894
Home equity	38	35	241	314	210,264	210,578
Consumer:
Credit cards	19	11	—	30	14,480	14,510
Overdrafts	160	3	1	164	519	683
Automobile loans	—	—	9	9	14,439	14,448
Other consumer	1	—	—	1	1,431	1,432
Total Traditional Banking	832	432	6,166	7,430	3,494,529	3,501,959
Warehouse lines of credit	—	—	—	—	850,550	850,550
Total Core Banking	832	432	6,166	7,430	4,345,079	4,352,509

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	50,987	50,987
Republic Credit Solutions	5,010	978	47	6,035	87,031	93,066
Total Republic Processing Group	5,010	978	47	6,035	138,018	144,053

Total	$5,842	$1,410	$6,213	$13,465	$4,483,097	$4,496,562
Delinquency ratio***	0.13%	0.03%	0.14%	0.30%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022, 2021, and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
	Secured	Secured	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$18,057	$—	$14,798	$—	$17,212	$—
Nonowner occupied	150	—	95	—	81	—
Commercial real estate	1,041	—	6,736	—	10,205	—
Construction & land development	—	—	—	—	—	—
Commercial & industrial	—	—	—	192	—	12
Paycheck Protection Program	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	210	—	—	—	—
Home equity	967	—	1,976	—	2,899	—
Consumer	—	26	—	274	—	237
Total Traditional Banking	$20,215	$236	$23,605	$466	$30,397	$249

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

Nonaccrual loans modified as TDRs typically remain on nonaccrual status and continue to be reported as nonperforming loans for a minimum of six consecutive months. Accruing loans modified as TDRs are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. As of December 31, 2022 and 2021, $3 million and $6 million of TDRs were on nonaccrual status.

Detail of TDRs differentiated by loan type and accrual status follows:

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	66	$3,427	84	$7,345	150	$10,772
Commercial real estate	—	—	1	847	1	847
Commercial & industrial	—	—	1	1	1	1
Consumer	1	9	2,322	397	2,323	406
Total troubled debt restructurings	67	$3,436	2,408	$8,590	2,475	$12,026

	Troubled Debt		Troubled Debt		Total
	Restructurings on		Restructurings on		Troubled Debt
	Nonaccrual Status		Accrual Status		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment
Residential real estate	63	$3,179	89	$7,856	152	$11,035
Commercial real estate	2	2,575	2	1,239	4	3,814
Commercial & industrial	2	45	1	1	3	46
Consumer	1	12	2,269	479	2,270	491
Total troubled debt restructurings	68	$5,811	2,361	$9,575	2,429	$15,386

The Bank considers a TDR to be performing to its modified terms if the loan is in accrual status and not past due 30 days-or-more as of the reporting date. A summary of the categories of TDR loan modifications outstanding and respective performance under modified terms as of December 31, 2022 and 2021 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	67	$6,305	3	$242	70	$6,547
Principal deferral	7	699	—	—	7	699
Legal modification	67	3,149	6	377	73	3,526
Total residential TDRs	141	10,153	9	619	150	10,772

Commercial related and construction/land development loans:
Rate reduction	1	847	—	—	1	847
Principal deferral	1	1	—	—	1	1
Total commercial TDRs	2	848	—	—	2	848

Consumer loans:
Principal deferral	2,320	393	—	—	2,320	393
Legal modification	3	13	—	—	3	13
Total consumer TDRs	2,323	406	—	—	2,323	406

Total troubled debt restructurings	2,466	$11,407	9	$619	2,475	$12,026

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	82	$7,461	4	$303	86	$7,764
Principal deferral	7	729	—	—	7	729
Legal modification	48	2,100	11	442	59	2,542
Total residential TDRs	137	10,290	15	745	152	11,035

Commercial related and construction/land development loans:
Rate reduction	1	919	—	—	1	919
Principal deferral	5	477	1	2,464	6	2,941
Total commercial TDRs	6	1,396	1	2,464	7	3,860

Consumer loans:
Principal deferral	2,266	470	—	—	2,266	470
Legal modification	4	21	—	—	4	21
Total consumer TDRs	2,270	491	—	—	2,270	491

Total troubled debt restructurings	2,413	$12,177	16	$3,209	2,429	$15,386

As of December 31, 2022 and 2021, 95% and 79% of the Bank’s TDR balances were performing according to their modified terms. The Bank had provided $769,000 and $2 million of specific reserve allocations to clients whose loan terms have been modified in TDRs as of December 31, 2022 and 2021. The Bank had no commitments to lend any additional material amounts to its existing TDR relationships as of December 31, 2022 and 2021.

A summary of the categories of TDR loan modifications and respective performance as of December 31, 2022, 2021, and 2020 that were modified during the years ended December 31, 2022, 2021, and 2020 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Rate reduction	1	$192	—	$—	1	$192
Legal modification	30	1,607	3	297	33	1,904
Total residential TDRs	31	1,799	3	297	34	2,096

Consumer loans:
Principal deferral	1,042	145	—	—	1,042	145
Total consumer TDRs	1,042	145	—	—	1,042	145

Total troubled debt restructurings	1,073	$1,944	3	$297	1,076	$2,241

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
December 31, 2021 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Principal deferral	1	$159	—	$—	1	$159
Legal modification	9	309	5	272	14	581
Total residential TDRs	10	468	5	272	15	740

Commercial related and construction/land development loans:
Principal deferral	2	45	—	—	2	45
Total commercial TDRs	2	45	—	—	2	45

Consumer loans:
Principal deferral	621	92	—	—	621	92
Legal modification	2	4	—	—	2	4
Total consumer TDRs	623	96	—	—	623	96

Total troubled debt restructurings	635	$609	5	$272	640	$881

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

As of December 31, 2022, 2021, and 2020, 87%, 69% and 88% of the Bank’s TDR balances that occurred during the years ended December 31, 2022, 2021, and 2020 were performing according to their modified terms. The Bank provided approximately $45,000, $45,000 and $48,000 in specific reserve allocations to clients whose loan terms were modified in TDRs during 2022, 2021, and 2020.

There was no significant change between the pre and post modification loan balances as of December 31, 2022, 2021, and 2020.

The following tables present loans by class modified as troubled debt restructurings within the previous 12 months of December 31, 2022, 2021, and 2020 and for which there was a payment default during 2022, 2021, and 2020:

	Years Ended December 31,
	2022		2021		2020
	Number of	Recorded	Number of	Recorded	Number of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate:
Owner occupied	7	$441	5	$314	5	$218
Commercial real estate	—	—	—	—	—	—
Home equity	2	43	1	14	2	32

Total	9	$484	6	$328	7	$250

Foreclosures

The following table presents the carrying amount of foreclosed properties held as of December 31, 2022 and 2021 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2022	2021

Residential real estate	$—	$—
Commercial real estate	1,581	1,792

Total other real estate owned	$1,581	$1,792

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2022 and 2021:

December 31, (in thousands)	2022	2021

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$909	$508

Refund advances

The Company’s TRS segment offered its RA product during the first two months of 2022, 2021, and 2020 and its ERA product during December 2022 related to the first quarter 2023 tax filing season. The Company bases its estimated Provision for RAs on the current year’s RA delinquency information, the prior year’s tax refund payment patterns subsequent to the first quarter, and any Tax Provider loss guarantee arrangements. Each year, all unpaid RAs and ERAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs and ERAs match the recovery of previously charged-off accounts.

Information regarding RA follows:

	Years Ended
	December 31,
(dollars in thousands)	2022	2021	2020

Refund Advances originated	$311,207	$250,045	$387,762
Net charge (credit) to the Provision for Refund Advances	6,674	6,723	13,033
Provision to total Refund Advances originated	2.14%	2.69%	3.36%
Refund Advances net charge-offs (recoveries)	$6,674	$6,723	$13,033
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	2.14%	2.69%	3.36%

Information regarding ERAs follows:

	Years Ended
	December 31,
(dollars in thousands)	2022	2021	2020

Early Season Refund Advances originated	$97,505	$—	$—
Net charge (credit) to the Provision for Early Season Refund Advances	3,797	—	—
Provision to total Early Season Refund Advances originated	3.89%	—%	—%
Early Season Refund Advances net charge-offs (recoveries)	$—	$—	$—
ERAs net charge-offs (recoveries) to total Early Season Refund Advances originated	—%	—%	—%

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2022	2021

Land	$3,818	$3,818
Buildings and improvements	32,780	32,629
Furniture, fixtures and equipment	51,652	51,429
Leasehold improvements	21,755	22,430
Construction in progress	547	—
Total premises and equipment	110,552	110,306
Less: Accumulated depreciation and amortization	78,574	74,233
Premises and equipment, net	$31,978	$36,073

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Depreciation expense	$7,598	$8,986	$9,725

6.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of December 31, 2022, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 12 such operating leases contracted with a related party of the Company. As of December 31, 2022, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

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

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2022, 2021, and 2020:

Years Ended December 31, (in thousands)	2022	2021	2020

Operating lease expense:
Related Party:
Variable lease expense	$4,831	$4,921	$4,885
Fixed lease expense	207	137	91
Third Party:
Variable lease expense	1,001	787	786
Fixed lease expense	1,526	1,372	1,617
Total operating lease expense	$7,565	$7,217	$7,379

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,847	$7,286	$7,254
Cash paid for variable rent payments not included in measurement of operating lease liabilities	603	—
Short-term lease payments not included in the measurement of lease liabilities	—	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2022 and 2021:

December 31, (dollars in thousands)	2022	2021

Weighted average remaining term in years	8.44	7.57
Weighted average discount rate	2.10%	3.05%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2022:

Year (in thousands)	Related Party	Third Party	Total

2023	$4,050	$2,522	$6,572
2024	3,726	2,144	5,870
2025	3,570	1,609	5,179
2026	3,640	1,310	4,950
2027	3,680	987	4,667
Thereafter	11,751	3,601	15,352
Total undiscounted cash flows	$30,417	$12,173	$42,590
Discount applied to cash flows	(3,258)	(1,523)	(4,781)
Total discounted cash flows reported as operating lease liabilities	$27,159	$10,650	$37,809

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Beginning of period	$16,300	$16,300	$16,300
Acquired goodwill	—	—	—
Impairment	—	—	—
End of period	$16,300	$16,300	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking segment and Core Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2022 and 2021, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2022 and 2021 is included in the following table:

		2022		2021
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$40,032	$1,386	$107,502	$5,786
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	91,636	(6,742)	16,423	(298)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$131,668	$(5,356)	$123,925	$5,488

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	91,636	6,742	16,423	298
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	40,032	(1,386)	107,502	(5,786)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$131,668	$5,356	$123,925	$(5,488)

Total		$263,336	$—	$247,850	$—

The Bank is required to pledge securities or cash as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $560,000 and $6.8 million as of December 31, 2022 and 2021.

9.	DEPOSITS

The composition of the deposit portfolio follows:

December 31, (in thousands)	2022	2021

Core Bank:
Demand	$1,336,082	$1,381,522
Money market accounts	707,272	789,876
Savings	323,015	311,624
Reciprocal money market	28,635	60,685
Individual retirement accounts (1)	38,640	43,724
Time deposits, $250 and over (1)	54,855	81,050
Other certificates of deposit (1)	129,324	154,174
Reciprocal time deposits (1)	7,405	17,265
Total Core Bank interest-bearing deposits	2,625,228	2,839,920
Total Core Bank noninterest-bearing deposits	1,464,493	1,579,171
Total Core Bank deposits	4,089,721	4,419,091

Republic Processing Group:
Money market accounts	3,849	9,717
Total RPG interest-bearing deposits	3,849	9,717

Brokered prepaid card deposits	328,655	320,907
Other noninterest-bearing deposits	115,620	89,601
Total RPG noninterest-bearing deposits	444,275	410,508
Total RPG deposits	448,124	420,225

Total deposits	$4,537,845	$4,839,316
(1)	Represents time deposits.

As of December 31, 2022, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2023	$173,120	1.40%
2024	27,226	1.42
2025	16,815	1.45
2026	3,611	0.29
2027	8,589	1.45
Thereafter	128	1.98
Total	$229,489	1.39

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

As of December 31, 2022 and 2021, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2022	2021

Outstanding balance at end of period	$216,956	$290,967
Weighted average interest rate at end of period	0.41%	0.04%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$254,296	$108,813
Mortgage-backed securities - residential	—	167,561
Collateralized mortgage obligations	—	33,441
Total securities pledged	$254,296	$309,815

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2022, 2021, and 2020 follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Average outstanding balance during the period	$265,188	$231,430	$204,797
Average interest rate during the period	0.15%	0.03%	0.09%
Maximum outstanding at any month end during the period	$303,315	$432,047	$295,698

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2022 and 2021, FHLB advances were as follows:

December 31, (in thousands)	2022	2021

Overnight advances	$75,000	$25,000
Fixed interest rate advances	20,000	—
Total FHLB advances	$95,000	$25,000

The Company incurred $2.1 million early termination penalties on the payoff of $60 million in FHLB advances during 2020, with no similar penalty incurred in 2022 or 2021.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of December 31, 2022 and 2021, Republic had available borrowing capacity of $899 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of December 31, 2022 and 2021.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2023	$75,000	4.36%
2024	—	—
2025	—	—
2026	—	—
2027	20,000	1.89
Total	$95,000	3.84%

Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2022	2021

Outstanding balance at end of period	$75,000	$25,000
Weighted average interest rate at end of period	4.36%	0.14%

Years Ended December 31, (dollars in thousands)	2022	2021	2020

Average outstanding balance during the period	$4,630	$28,767	$25,546
Average interest rate during the period	0.53%	0.15%	0.81%
Maximum outstanding at any month end during the period	$75,000	$25,000	$250,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2022	2021

First lien, single family residential real estate	$1,106,287	$1,041,461
Home equity lines of credit	219,644	186,396

12.	SUBORDINATED NOTE

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2022	2021

Unused warehouse lines of credit	$733,940	$565,950
Unused home equity lines of credit	410,057	348,681
Unused loan commitments - other	951,021	828,229
Standby letters of credit	9,735	11,305
FHLB letter of credit	643	643
Total commitments	$2,105,396	$1,754,808

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

The following tables present a rollforward of the ACLC for years ended December 31, 2022 and 2021:

	ACLC Rollforward
	Years Ended December 31,
	2022					2021
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$154	$36	$—	$—	$190	$79	$75	$—	$—	$154
Unused home equity lines of credit	247	85	—	—	332	173	74	—	—	247
Unused loan commitments - other	651	77	—	—	728	737	(86)	—	—	651

Total	$1,052	$198	$—	$—	$1,250	$989	$63	$—	$—	$1,052

The Company increased its ACLC during 2022 primarily due to a $192 million increase in unused commitments.

14.	STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2023, the Bank could, without prior approval, declare dividends of approximately $92 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$941,865	17.92%	$420,514	8.00%	NA	NA
Republic Bank & Trust Company	904,592	17.23	420,040	8.00	$525,050	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	877,735	16.70	236,539	4.50	NA	NA
Republic Bank & Trust Company	840,462	16.01	236,273	4.50	341,283	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	877,735	16.70	315,386	6.00	NA	NA
Republic Bank & Trust Company	840,462	16.01	315,030	6.00	420,040	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	877,735	14.81	237,106	4.00	NA	NA
Republic Bank & Trust Company	840,462	14.09	238,578	4.00	298,222	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2021

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$879,310	17.48%	$402,327	8.00%	NA	NA
Republic Bank & Trust Company	862,637	17.16	402,166	8.00	$502,707	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	824,326	16.39	226,309	4.50	NA	NA
Republic Bank & Trust Company	807,653	16.07	226,218	4.50	326,760	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	824,326	16.39	301,745	6.00	NA	NA
Republic Bank & Trust Company	807,653	16.07	301,624	6.00	402,166	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	824,326	13.36	246,751	4.00	NA	NA
Republic Bank & Trust Company	807,653	13.11	246,334	4.00	307,917	5.00

15.	FAIR VALUE

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of December 31, 2022. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Consumer loans held for sale, at fair value: The fair value for these loans is based on contractual sales terms, Level 3 inputs.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$193,385	$217,756	$—	$411,141
Private label mortgage-backed security	—	—	2,127	2,127
Mortgage-backed securities - residential	—	171,873	—	171,873
Collateralized mortgage obligations	—	21,368	—	21,368
Corporate bonds	—	10,001	—	10,001
Trust preferred security	—	—	3,855	3,855
Total available-for-sale debt securities	$193,385	$420,998	$5,982	$620,365

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair value	$—	$111	$—	$111

Mortgage loans held for sale	$—	$1,302	$—	$1,302
Consumer loans held for sale	—	—	4,706	4,706
Consumer loans held for investment	—	—	2	2
Rate lock loan commitments	—	2	—	2

Mandatory forward contracts	—	—	—	—
Interest rate swap agreements	—	8,127	—	8,127

Financial liabilities:
Rate lock loan commitments	$—	$—	$—	$—
Mandatory forward contracts	—	67	—	67
Interest rate swap agreements	—	8,127	—	8,127

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,112	$167,347	$—	$237,459
Private label mortgage-backed security	—	—	2,731	2,731
Mortgage-backed securities - residential	—	210,749	—	210,749
Collateralized mortgage obligations	—	30,294	—	30,294
Corporate bonds	—	10,046	—	10,046
Trust preferred security	—	—	3,847	3,847
Total available-for-sale debt securities	$70,112	$418,436	$6,578	$495,126

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$170	$—	$170
Community Reinvestment Act mutual fund	2,450	—	—	2,450
Total equity securities with readily determinable fair value	$2,450	$170	$—	$2,620

Mortgage loans held for sale	$—	$29,393	$—	$29,393
Consumer loans held for sale	—	—	19,747	19,747
Consumer loans held for investment	—	—	170	170
Rate lock loan commitments	—	1,404	—	1,404
Mandatory forward contracts	—	66	—	66
Interest rate swap agreements	—	5,786	—	5,786

Financial liabilities:
Interest rate swap agreements	—	5,786	—	5,786

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2022 and 2021.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$2,731	$2,957	$3,495
Total gains or losses included in earnings:
Net change in unrealized gain	(29)	63	(35)
Principal paydowns	(575)	(289)	(503)
Balance, end of period	$2,127	$2,731	$2,957

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

The following tables present quantitative information about recurring Level 3 fair value measurements as of December 31, 2022 and 2021:

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,127	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,731	Discounted cash flow	(1) Constant prepayment rate	4.5% - 5.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	50% - 75%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2022, 2021, and 2020:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$3,847	$3,800	$4,000
Total gains or losses included in earnings:
Discount accretion	57	53	56
Net change in unrealized gain	(49)	(6)	(256)
Balance, end of period	$3,855	$3,847	$3,800

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2022	2021

Aggregate fair value	$1,302	$29,393
Contractual balance	1,265	28,668
Unrealized (loss) gain	37	725

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2022, 2021, and 2020 are presented in the following table:

Years Ended December 31, (in thousands)	2022	2021	2020

Interest income	$519	$1,081	$1,362
Change in fair value	(688)	(1,361)	1,552
Total included in earnings	$(169)	$(280)	$2,914

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2022 and 2021.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,706	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2021 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$19,747	Contract Terms	(1) Net Premium	1.4%

			(2) Discounted Sales	5.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

December 31, (in thousands)	2022	2021

Aggregate fair value	$4,706	$19,747
Contractual balance	4,734	19,633
Unrealized (loss) gain	(28)	114

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2022	2021	2020

Interest income	$9,970	$7,708	$1,808
Change in fair value	(142)	100	9
Total included in earnings	$9,828	$7,808	$1,817

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,456	$1,456
Commercial real estate	—	—	906	906
Total collateral-dependent loans*	$—	$—	$2,362	$2,362

Other real estate owned:
Commercial real estate	$—	$—	$1,581	$1,581
Total other real estate owned	$—	$—	$1,581	$1,581

	Fair Value Measurements at
	December 31, 2021 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,626	$1,626
Commercial real estate	—	—	2,841	2,841
Home equity	—	—	378	378
Total collateral-dependent loans*	$—	$—	$4,845	$4,845

Other real estate owned:
Residential real estate	$—	$—	$1,792	$1,792
Total other real estate owned	$—	$—	$1,792	$1,792

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2022 and 2021:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,456	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$906	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,581	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2021 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,626	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 51% (10%)

Collateral-dependent loans - commercial real estate	$2,841	Sales comparison approach	Adjustments determined for differences between comparable sales	12% - 13% (12%)

Collateral-dependent loans - home equity	$378	Sales comparison approach	Adjustments determined for differences between comparable sales	2%-4% (3%)

Other real estate owned - commercial real estate	$1,792	Sales comparison approach	Adjustments determined for differences between comparable sales	33% (33%)

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

Years Ended December 31, (in thousands)	2022	2021	2020

Provision on collateral-dependent loans	$7	$960	$559

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

Details of other real estate owned carrying value and write downs follow:

Years Ended December 31, (in thousands)	2022	2021	2020

Other real estate owned carried at fair value	$1,581	$1,792	$2,003
Other real estate owned carried at cost	—	—	496
Total carrying value of other real estate owned	$1,581	$1,792	$2,499
Other real estate owned write-downs during the years ended	$211	$211	$105

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments, as of December 31, 2022 and 2021 follow:

		Fair Value Measurements at
		December 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$313,689	$313,689	$—	$—	$313,689
Available-for-sale debt securities	620,365	193,385	420,998	5,982	620,365
Held-to-maturity debt securities	87,386	—	87,357	—	87,357
Equity securities with readily determinable fair values	111	—	111	—	111
Mortgage loans held for sale, at fair value	1,302	—	1,302	—	1,302
Consumer loans held for sale, at fair value	4,706	—	—	4,706	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,169	—	—	13,169	13,169
Loans, net	4,445,389	—	—	4,276,423	4,276,423
Federal Home Loan Bank stock	9,146	—	—	—	NA
Accrued interest receivable	13,572	—	2,462	11,110	13,572
Mortgage servicing rights	8,769	—	17,592	—	17,592
Mandatory forward contracts	—	—	—	—	—
Interest rate swap agreements	8,127	—	8,127	—	8,127

Liabilities:
Noninterest-bearing deposits	$1,908,768	$—	$1,908,768	$—	$1,908,768
Transaction deposits	2,398,853	—	2,398,853	—	2,398,853
Time deposits	230,224	—	223,912	—	223,912
Securities sold under agreements to repurchase and other short-term borrowings	216,956	—	216,956	—	216,956
Federal Home Loan Bank advances	95,000	—	93,044	—	93,044
Accrued interest payable	239	—	239	—	239
Rate lock loan commitments	—	—	—	—	—
Interest rate swap agreements	8,127	—	8,127	—	8,127

NA - Not applicable

		Fair Value Measurements at
		December 31, 2021:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$756,971	$756,971	$—	$—	$756,971
Available-for-sale debt securities	495,126	70,112	418,436	6,578	495,126
Held-to-maturity debt securities	44,299	—	44,764	—	44,764
Equity securities with readily determinable fair values	2,620	2,450	170	—	2,620
Mortgage loans held for sale, at fair value	29,393	—	29,393	—	29,393
Consumer loans held for sale, at fair value	19,747	—	—	19,747	19,747
Consumer loans held for sale, at the lower of cost or fair value	2,937	—	—	2,937	2,937
Loans, net	4,431,985	—	—	4,445,244	4,445,244
Federal Home Loan Bank stock	10,311	—	—	—	NA
Accrued interest receivable	9,877	—	1,441	8,436	1,441
Mortgage servicing rights	9,196	—	11,540	—	11,540
Rate lock loan commitments	1,404	—	1,404	—	1,404
Mandatory forward contracts	66	—	66	—	66
Interest rate swap agreements	5,786	—	5,786	—	5,786

Liabilities:
Noninterest-bearing deposits	$1,989,679	$—	$1,989,679	$—	$1,989,679
Transaction deposits	2,553,424	—	2,553,424	—	2,553,424
Time deposits	296,213	—	298,236	—	298,236
Securities sold under agreements to repurchase and other short-term borrowings	290,967	—	290,967	—	290,967
Federal Home Loan Bank advances	25,000	—	25,000	—	25,000
Accrued interest payable	159	—	159	—	159
Interest rate swap agreements	5,786	—	5,786	—	5,786

NA - Not applicable

16.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$29,393	$46,867	$19,224
Origination of mortgage loans held for sale	205,365	680,714	782,939
Proceeds from the sale of mortgage loans held for sale	(238,398)	(717,847)	(788,475)
Net gain on sale of mortgage loans held for sale	4,942	19,659	33,179
Balance, end of period	$1,302	$29,393	$46,867

Mortgage loans serviced for others are not reported as assets. The following table provides information for loans serviced by the Bank for the FHLMC and FNMA as of December 31, 2022 and 2021:

December 31, (in thousands)	2022	2021

FHLMC	$966,677	$1,004,199
FNMA	420,637	378,942
Total	$1,387,314	$1,383,141

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $11 million and $14 million as of December 31, 2022 and 2021.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2022	2021	2020

Net gain realized on sale of mortgage loans held for sale	$7,164	$23,114	$28,721
Net change in fair value recognized on loans held for sale	(688)	(1,361)	1,552
Net change in fair value recognized on rate lock loan commitments	(1,402)	(3,136)	3,751
Net change in fair value recognized on forward contracts	(132)	1,042	(845)
Net gain recognized	4,942	19,659	33,179

Loan servicing income	3,518	3,288	2,924
Amortization of mortgage servicing rights	(2,264)	(3,453)	(3,756)
Change in mortgage servicing rights valuation allowance	—	500	(500)
Net servicing income recognized	1,254	335	(1,332)
Total Mortgage Banking income	$6,196	$19,994	$31,847

Activity for capitalized mortgage servicing rights was as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$9,196	$7,095	$5,888
Additions	1,838	5,054	5,463
Amortized to expense	(2,264)	(3,453)	(3,756)
Change in valuation allowance	—	500	(500)
Balance, end of period	$8,770	$9,196	$7,095

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Beginning valuation allowance	$—	$500	$—
Charge during the period	—	(500)	500
Ending valuation allowance	$—	$—	$500

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2022	2021

Fair value of mortgage servicing rights portfolio	$17,145	$11,540
Monthly weighted average prepayment rate of unpaid principal balance*	127%	208%
Discount rate	10.21%	10.15%
Weighted average foreclosure rate	0.10%	0.19%
Weighted average life in years	7.54	5.93

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2023	$1,130
2024	1,127
2025	1,124
2026	1,098
2027	1,064
2028	936
Thereafter	2,291
Total	$8,770

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2022		2021
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$1,265	$1,302	$28,668	$29,393

Included in other assets:
Rate lock loan commitments	$4,118	$2	$56,736	$1,404
Mandatory forward contracts	—	—	70,812	66

Included in other liabilities:
Rate lock loan commitments	$—	$—	$—	$—
Mandatory forward contracts	4,009	67	—	—

17.	STOCK PLANS AND STOCK BASED COMPENSATION

In January 2015, the Company’s Board of Directors adopted the Republic Bancorp, Inc. 2015 Stock Incentive Plan (the “2015 Plan”), which replaced the 2005 Stock Incentive Plan. The number of authorized shares under the 2015 Plan is fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits, or the like. There is a minimum three-year vesting period for awards granted to employees under the 2015 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable three to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2022	2021	2020

Risk-free interest rate	1.35%	0.20%	0.44%
Expected dividend yield	2.50%	3.18%	3.53%
Expected stock price volatility	32.12%	31.71%	23.71%
Expected life of options (in years)	4	4	5
Estimated fair value per share	$10.41	$6.26	$4.06

The following table summarizes stock option activity from January 1, 2021 through December 31, 2022:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding, January 1, 2022	460,502	$37.54
Granted	54,281	50.34
Exercised	(5,250)	34.17
Forfeited or expired	(44,500)	40.32
Outstanding, December 31, 2022	465,033	$38.81	2.25	$2,322,635

Unvested	414,033	$37.69	2.44	$2,319,200
Exercisable (vested) at December 31, 2022	51,000	$47.87	0.72	$3,435

Information related to the stock options during each year follows:

Years Ended December 31,	2022	2021	2020

Total intrinsic value of options exercised	$57	$1,335	$634
Total cash received from options exercised, net of shares redeemed	52	(142)	210
Total tax benefit of options exercised	6	223	78

Loan balances of employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2022	2021

Outstanding loans	$178	$239

Restricted Stock Awards

Restricted stock awards generally vest within three to six years after issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all restricted stock activity from January 1, 2021 through December 31, 2022:

	Restricted	Weighted-Average	Weighted-Average
	Stock Awards	Grant Date	Remaining Contractual
	Class A Shares	Fair Value	Term (years)
Outstanding, January 1, 2022	56,059	$39.12
Granted	12,174	46.05
Forfeited	—	—
Earned and issued	(3,500)	37.74
Outstanding, December 31, 2022	64,733	$40.49	1.23

Unvested	64,733	$40.49	1.23

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally three to six years. The total fair value of restricted shares that vested during 2022, 2021 and 2020 was approximately $186,000, $50,000, and $46,000.

Performance Stock Units

Performance stock units are earned within one year of issuance and vest within three years of issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all PSU activity from January 1, 2021 through December 31, 2022:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2021	—	$—
Granted	10,667	36.29
Forfeited	(10,667)	36.29
Earned and issued	—	—
Outstanding, December 31, 2021	—	$—

Outstanding, January 1, 2022	—	$—
Granted	8,874	51.39
Forfeited	(8,874)	51.39
Earned and issued	—	—
Outstanding, December 31, 2022	—	$—

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2022, 2021, and 2020 as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Stock option expense	$560	$574	$463
Restricted stock award expense	937	738	396
Performance stock unit expense	152	129	—
Total expense	$1,649	$1,441	$859

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2023	$622	$565	$1,187
2024	267	273	540
2025	38	54	92
2026	18	27	45
2027	5	8	13
Total	$950	$927	$1,877

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2022	86,800	$29.98
Deferred fees and dividend equivalents converted to stock units	18,241	46.58
Stock units converted to Class A Common Shares	(5,814)	49.51
Outstanding, December 31, 2022	99,227	$31.43

Vested	99,227	$31.43

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Director deferred compensation expense	$503	$417	$352

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average	Weighted-Average
	Stock	Market Price	Remaining Contractual
	Units	at Date of Deferral	Term (years)
Outstanding, January 1, 2022	65,318	$40.57
Deferred base salaries and dividend equivalents converted to stock units	9,389	43.08
Matching stock units credited	9,315	43.08
Matching stock units forfeited	(1,151)	48.25
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2022	82,871	$41.03	3.13

Vested	47,742	$41.47
Unvested	35,129	$40.43	3.13

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2022	2021	2020

Key-employee - base salary	$408	$429	$408
Key-employee - employer match	317	178	158
Total	$725	$607	$566

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period, or on the last trading day of each offering period. Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at:

●	85% of fair market value on the last day of the three-month offering periods ended March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2022	2021	2020

ESPP expense	$104	$104	$94

18.	BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Employer matching contributions	$3,096	$3,373	$3,205
Discretionary employer bonus matching contributions	—	—	117

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million as of December 31, 2022 and 2021. Expense under the SERP was $0, $232,000, and $34,000 for the years ended December 31, 2022, 2021, and 2020.

19.	INCOME TAXES

Allocation of federal and state income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Current expense:
Federal	$24,537	$19,348	$25,762
State	5,939	4,169	2,450

Deferred expense:
Federal	(4,273)	(246)	(7,249)
State	(464)	560	(1,576)
Total	$25,739	$23,831	$19,387

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2022	2021	2020

Federal corporate tax rate	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	3.70	3.32	1.43
General business tax credits	(1.88)	(1.76)	(2.01)
Nontaxable income	(1.00)	(1.06)	(0.75)
Reversal of valuation allowance/establishment of net operating loss DTA	—	—	(0.04)
Tax benefit of vesting employee benefits	(0.01)	(0.20)	(0.15)
Deferred tax asset due to KY HB354	—	—	(0.97)
Other, net	0.22	0.08	0.38
Effective tax rate	22.03	21.38	18.89

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2022	2021

Deferred tax assets:
Allowance for credit losses	$17,427	$16,071
Operating lease liabilities	9,362	9,884
Accrued expenses	5,901	5,721
Net operating loss carryforward(1)	1,371	1,550
Acquisition fair value adjustments	101	124
Other-than-temporary impairment	567	402
Paycheck Protection Program Fees	31	337
R&D Capitalization	2,271	—
Unrealized investment security losses	10,657	—
Other	2,217	2,079
Total deferred tax assets	49,905	36,168

Deferred tax liabilities:
Right of use assets - operating leases	(9,166)	(9,673)
Depreciation and amortization	(2,835)	(3,682)
Federal Home Loan Bank dividends	(745)	(709)
Deferred loan costs	(2,153)	(2,275)
Lease Financing Receivables	(1,996)	(2,094)
Mortgage servicing rights	(2,172)	(2,291)
Unrealized investment securities gains	—	(625)
Total deferred tax liabilities	(19,067)	(21,349)

Less: Valuation allowance	—	—
Net deferred tax asset	$30,838	$14,819
(1)	The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $5.9 million (federal) and $3.2 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. Finally, the Company has state AMT credit carryforwards of $15,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Balance, beginning of period	$2,191	$1,941	$1,707
Additions based on tax related to the current period	950	433	455
Additions for tax positions of prior periods	—	253	24
Reductions for tax positions of prior periods	—	—	(72)
Reductions due to the statute of limitations	(275)	(436)	(82)
Settlements	—	—	(91)
Balance, end of period	$2,866	$2,191	$1,941

Of the 2022 total, $2.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2022, 2021, and 2020, and accrued on the balance sheets as of December 31, 2022, 2021, and 2020 are presented below:

Years Ended December 31, (in thousands)	2022	2021	2020

Interest and penalties recorded in the income statement as a component of income tax expense	$72	$267	$57
Interest and penalties accrued on balance sheet	849	777	510

The Company files income tax returns in the U.S. federal jurisdiction. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2018.

Low-Income Housing Tax Credits Investments and Obligations

The Company is a limited partner in several low-income housing partnerships whose purpose is to invest in qualified affordable housing. The Company expects to recover its remaining investments in these partnerships through the use of tax credits that are generated by the investments.

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

December 31, (in thousands)		2022		2021
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations	Investments	Obligations
Low-income housing tax credit - Gross	Proportional amortization	$42,306	$43,609	$33,417	$23,383
Life-to-date amortization		(10,591)	NA	(6,181)	NA
Low-income housing tax credit - Net		$31,715	$43,609	$27,236	$23,383

20.	EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2022	2021	2020

Net income	$91,106	$87,611	$83,246
Dividends declared on Common Stock:
Class A Shares	(24,122)	(22,451)	(21,433)
Class B Shares	(2,679)	(2,435)	(2,288)
Undistributed net income for basic earnings per share	64,305	62,725	59,525
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(87)	(100)	(35)
Undistributed net income for diluted earnings per share	$64,218	$62,625	$59,490

Weighted average shares outstanding:
Class A Shares	17,876	18,497	18,838
Class B Shares	2,161	2,178	2,201
Effect of dilutive securities on Class A Shares outstanding	64	82	30
Weighted average shares outstanding including dilutive securities	20,101	20,757	21,069

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.36	$1.23	$1.14
Undistributed earnings per share*	3.24	3.06	2.86
Total basic earnings per share - Class A Common Stock	$4.60	$4.29	$4.00

Class B Common Stock:
Per share dividends distributed	$1.24	$1.12	$1.04
Undistributed earnings per share*	2.95	2.78	2.60
Total basic earnings per share - Class B Common Stock	$4.19	$3.90	$3.64

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.36	$1.23	$1.14
Undistributed earnings per share*	3.23	3.05	2.85
Total diluted earnings per share - Class A Common Stock	$4.59	$4.28	$3.99

Class B Common Stock:
Per share dividends distributed	$1.24	$1.12	$1.04
Undistributed earnings per share*	2.93	2.77	2.59
Total diluted earnings per share - Class B Common Stock	$4.17	$3.89	$3.63

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2022	2021	2020

Antidilutive stock options	178,000	144,000	338,995
Average antidilutive stock options	128,000	142,625	282,489

21.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Executive Chair/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2022 were as follows:

(in thousands)

Beginning balance	$7,448
Effect of changes in composition of related parties	(740)
New loans	3,728
Repayments	(3,609)
Ending balance	$6,827

Deposits from executive officers, directors, and their affiliates totaled $126 million and $123 million as of December 31, 2022 and 2021.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chair, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million as of December 31, 2022 and 2021.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2022 and 2021, the unreimbursed portion was $240,000 and $340,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

22.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2022	2021	2020

Available-for-Sale Debt Securities:
Unrealized losses on AFS debt securities	$(45,109)	$(8,908)	$7,147
Unrealized (loss) gain on AFS debt security for which a portion of OTTI has been recognized in earnings	(29)	63	(35)
Net gains (losses)	(45,138)	(8,845)	7,112
Tax effect	11,285	2,210	(1,778)
Net of tax	(33,853)	(6,635)	5,334

Cash Flow Hedges:
Change in fair value of derivatives used for cash flow hedges	—	—	(177)
Reclassification amount for net derivative losses realized in income	—	—	281
Net gains (losses)	—	—	104
Tax effect	—	—	(27)
Net of tax	—	—	77

Total other comprehensive (loss) income components, net of tax	$(33,853)	$(6,635)	$5,411

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2022, 2021, and 2020:

		Amounts Reclassified From
	Affected Line Items	Accumulated Other
	in the Consolidated	Comprehensive Income (Loss)
Years Ended December 31, (in thousands)	Statements of Income	2022	2021	2020

Cash Flow Hedges:
Interest rate swap on money market deposits	Interest expense on deposits	—	—	(138)
Interest rate swap on FHLB advance	Interest expense on FHLB advances	—	—	(143)
Total derivative losses on cash flow hedges	Total interest expense	—	—	(281)
Tax effect	Income tax expense	—	—	70
Net of tax	Net income	—	—	(211)

The following is a summary of the accumulated OCI balances, net of tax:

		2022
(in thousands)	December 31, 2021	Change	December 31, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(33,824)	$(32,934)
Unrealized (loss) gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	(29)	955
Total unrealized gain (loss)	$1,874	$(33,853)	$(31,979)

		2021
(in thousands)	December 31, 2020	Change	December 31, 2021

Unrealized gain (loss) on AFS debt securities	$7,571	$(6,681)	$890
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	938	46	984
Total unrealized gain (loss)	$8,509	$(6,635)	$1,874

23.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2022	2021

Assets:

Cash and cash equivalents	$36,436	$16,881
Security available for sale	3,855	3,847
Investment in bank subsidiary	819,144	818,092
Investment in non-bank subsidiaries	2,773	2,409
Other assets	2,465	3,741

Total assets	$864,673	$844,970

Liabilities and Stockholders’ Equity:

Subordinated note	$—	$—
Other liabilities	8,060	9,916
Stockholders’ equity	856,613	835,054

Total liabilities and stockholders’ equity	$864,673	$844,970

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2022	2021	2020

Income and expenses:

Dividends from subsidiary	$59,460	$28,300	$25,980
Interest income	229	143	182
Other income	54	53	57
Less: Interest expense	—	507	1,000
Less: Other expenses	819	760	691

Income before income tax benefit	58,924	27,229	24,528
Income tax benefit	124	245	344

Income before equity in undistributed net income of subsidiaries	59,048	27,474	24,872
Equity in undistributed net income of subsidiaries	32,058	60,137	58,374

Net income	$91,106	$87,611	$83,246

Comprehensive income	$57,253	$80,976	$88,657

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2022	2021	2020

Operating activities:

Net income	$91,106	$87,611	$83,246
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment security	(56)	(53)	(56)
Equity in undistributed net income of subsidiaries	(32,058)	(60,137)	(58,374)
Director deferred compensation - Parent Company	427	347	181
Change in other assets	4,571	(736)	1,609
Change in other liabilities	(5,428)	1,694	54
Net cash provided by operating activities	58,562	28,726	26,660

Investing activities:

Investment in venture capital fund	(337)	—	—
Investment in subsidiary bank	(590)	(591)	(533)
Net cash used in investing activities	(927)	(591)	(533)

Financing activities:

Common Stock repurchases	(12,577)	(47,528)	(3,935)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	590	591	533
Net proceeds from Common Stock options exercised	52	(142)	—
Payoff of subordinated note, net of common security interest	—	(40,000)	—
Cash dividends paid	(26,145)	(24,699)	(23,204)
Net cash used in financing activities	(38,080)	(111,778)	(26,606)

Net change in cash and cash equivalents	19,555	(83,643)	(479)

Cash and cash equivalents at beginning of period	16,881	100,524	101,003

Cash and cash equivalents at end of period	$36,436	$16,881	$100,524

24. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$171,543	$13,729	$519	$185,791	$21,715	$29,185	$50,900	$236,691

Noninterest income:
Service charges on deposit accounts	13,388	50	—	13,438	(12)	—	(12)	13,426
Net refund transfer fees	—	—	—	—	17,080	—	17,080	17,080
Mortgage banking income (1)	—	—	6,196	6,196	—	—	—	6,196
Interchange fee income	12,943	—	—	12,943	182	—	182	13,125
Program fees (1)	—	—	—	—	2,872	13,300	16,172	16,172
Increase in cash surrender value of BOLI (1)	2,526	—	—	2,526	—	—	—	2,526
Net losses on OREO	(211)	—	—	(211)	—	—	—	(211)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	3,002	—	136	3,138	358	—	358	3,496
Total noninterest income	31,648	50	6,332	38,030	38,480	13,300	51,780	89,810

Total net revenue	$203,191	$13,779	$6,851	$223,821	$60,195	$42,485	$102,680	$326,501

Net-revenue concentration (2)	63%	4%	2%	69%	18%	13%	31%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$157,249	$25,218	$1,081	$183,548	$15,837	$23,355	$39,192	$222,740

Noninterest income:
Service charges on deposit accounts	12,506	57	—	12,563	(10)	—	(10)	12,553
Net refund transfer fees	—	—	—	—	20,248	—	20,248	20,248
Mortgage banking income (1)	—	—	19,994	19,994	—	—	—	19,994
Interchange fee income	12,777	—	—	12,777	285	—	285	13,062
Program fees (1)	—	—	—	—	3,171	11,066	14,237	14,237
Increase in cash surrender value of BOLI (1)	2,242	—	—	2,242	—	—	—	2,242
Net losses on OREO	(160)	—	—	(160)	—	—	—	(160)
Other	4,127	—	191	4,318	81	—	81	4,399
Total noninterest income	31,492	57	20,185	51,734	23,775	11,066	34,841	86,575

Total net revenue	$188,741	$25,275	$21,266	$235,282	$39,612	$34,421	$74,033	$309,315

Net-revenue concentration (2)	61%	8%	7%	76%	13%	11%	24%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Noninterest income:
Service charges on deposit accounts	11,571	63	—	11,634	(19)	—	(19)	11,615
Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income (1)	—	—	31,847	31,847	—	—	—	31,847
Interchange fee income	10,978	—	—	10,978	210	—	210	11,188
Program fees (1)	—	—	—	—	2,193	4,902	7,095	7,095
Increase in cash surrender value of BOLI (1)	1,585	—	—	1,585	—	—	—	1,585
Net losses on OREO	(40)	—	—	(40)	—	—	—	(40)
Gain on branch divestiture(1)	—	—	—	—	—	—	—	—
Other	3,310	(39)	103	3,374	92	—	92	3,466
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total net revenue	$186,785	$25,981	$33,312	$246,078	$45,745	$27,545	$73,290	$319,368

Net-revenue concentration (2)	59%	8%	10%	77%	14%	9%	23%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Interchange fee income – As an “issuing bank” for card transactions, the Company earns interchange fee income on transactions executed by its cardholders with various third-party merchants. Through third-party intermediaries, merchants compensate the Company for each transaction for the ability to efficiently settle the transaction, and for the Company’s willingness to accept certain risks inherent in the transaction. There is no written contract between the merchant and the Company, but a contract is implied between the two parties by customary business practices. Interchange fee income is recognized almost simultaneously by the Company upon the completion of a related card transaction.

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

As of December 31, 2022, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Segment information for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$171,543	$13,729	$519	$185,791	$21,715	$29,185	$50,900	$236,691

Provision for expected credit loss expense	1,429	(1,117)	—	312	9,955	12,081	22,036	22,348

Net refund transfer fees	—	—	—	—	17,080	—	17,080	17,080
Mortgage banking income	—	—	6,196	6,196	—	—	—	6,196
Program fees	—	—	—	—	2,872	13,300	16,172	16,172
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	31,648	50	136	31,834	528	—	528	32,362
Total noninterest income	31,648	50	6,332	38,030	38,480	13,300	51,780	89,810

Total noninterest expense	149,681	3,604	9,912	163,197	15,717	8,394	24,111	187,308

Income (loss) before income tax expense	52,081	11,292	(3,061)	60,312	34,523	22,010	56,533	116,845
Income tax expense (benefit)	11,104	2,539	(673)	12,970	7,847	4,922	12,769	25,739

Net income (loss)	$40,977	$8,753	$(2,388)	$47,342	$26,676	$17,088	$43,764	$91,106

Period-end assets	$4,894,773	$405,052	$13,938	$5,313,763	$409,259	$112,521	$521,780	$5,835,543

Net interest margin	3.38%	2.69%	NM	3.32%	NM	NM	NM	4.12%

Net-revenue concentration*	63%	4%	2%	69%	18%	13%	31%	100%

	Year Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$157,249	$25,218	$1,081	$183,548	$15,837	$23,355	$39,192	$222,740

Provision for expected credit loss expense	(38)	(281)	—	(319)	6,683	8,444	15,127	14,808

Net refund transfer fees	—	—	—	—	20,248	—	20,248	20,248
Mortgage banking income	—	—	19,994	19,994	—	—	—	19,994
Program fees	—	—	—	—	3,171	11,066	14,237	14,237
Other noninterest income	31,492	57	191	31,740	356	—	356	32,096
Total noninterest income	31,492	57	20,185	51,734	23,775	11,066	34,841	86,575

Total noninterest expense	145,376	4,210	12,356	161,942	16,344	4,779	21,123	183,065

Income before income tax expense	43,403	21,346	8,910	73,659	16,585	21,198	37,783	111,442
Income tax expense	7,685	4,962	1,960	14,607	3,964	5,260	9,224	23,831

Net income	$35,718	$16,384	$6,950	$59,052	$12,621	$15,938	$28,559	$87,611

Period-end assets	$4,717,836	$850,703	$43,929	$5,612,468	$371,647	$109,517	$481,164	$6,093,632

Net interest margin	3.18%	3.37%	NM	3.20%	NM	NM	NM	3.79%

Net-revenue concentration*	61%	8%	7%	76%	13%	11%	24%	100%

	Year Ended December 31, 2020
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$159,381	$25,957	$1,362	$186,700	$22,972	$22,643	$45,615	$232,315

Provision for expected credit loss expense	16,257	613	—	16,870	13,189	1,219	14,408	31,278

Net refund transfer fees	—	—	—	—	20,297	—	20,297	20,297
Mortgage banking income	—	—	31,847	31,847	—	—	—	31,847
Program fees	—	—	—	—	2,193	4,902	7,095	7,095
Gain on branch divestiture	—	—	—	—	—	—	—	—
Other noninterest income	27,404	24	103	27,531	283	—	283	27,814
Total noninterest income	27,404	24	31,950	59,378	22,773	4,902	27,675	87,053

Total noninterest expense	149,061	4,387	10,760	164,208	17,514	3,735	21,249	185,457

Income before income tax expense	21,467	20,981	22,552	65,000	15,042	22,591	37,633	102,633
Income tax expense	1,395	4,721	4,736	10,852	3,323	5,212	8,535	19,387
Net income	$20,072	$16,260	$17,816	$54,148	$11,719	$17,379	$29,098	$83,246

Period-end assets	$4,750,460	$962,692	$62,400	$5,775,552	$285,612	$107,161	$392,773	$6,168,325

Net interest margin	3.42%	3.19%	NM	3.39%	NM	NM	NM	4.10%

Net-revenue concentration*	59%	8%	10%	77%	14%	9%	23%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

26.	ACQUISITION OF CBANK (UNAUDITED)

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

The CBank Agreement was unanimously approved by the Republic, RB&T and CBank boards of directors on October 25, 2022.  In connection with entering into the CBank Agreement, Republic entered into customary support agreements with the members of CBank’s board of directors and other shareholders in their capacities as shareholders of CBank (the “CBank Support Agreements”). Subject to the terms and conditions, and non-termination, of the CBank Support Agreements, each such shareholder agreed, among other things, to vote his or her respective shares of CBank Common Stock in favor of the approval of the CBank Agreement and the transaction contemplated thereby, and against alternative acquisition proposals.  The CBank Support Agreements do not prevent the shareholders, in their capacity as directors, from exercising their fiduciary obligations in connection with alternative acquisition proposals. The CBank Agreement provides certain termination rights for both Republic and CBank and further provides that a termination fee of $2,040,000 will be payable by CBank to Republic upon termination of the CBank Agreement under certain circumstances, including CBank’s termination of the CBank Agreement to accept a Superior Proposal (as defined in the CBank Agreement).  The CBank Agreement was approved by its shareholders on December 13, 2022.

As of January 31, 2023, CBank had approximately $257 million in assets, consisting of approximately $221 million in gross loans, no other real estate owned, approximately $16 million of marketable securities, approximately $14 million in cash and cash equivalents and approximately $6 million in other assets. Also as of January 31, 2023, CBank had approximately $228 million of liabilities, including approximately $209 million in customer deposits and $13 million in Federal Home Loan Bank advances.

27.CORRECTION OF PRIOR PERIOD ERROR

The Company identified a prior period accounting error substantially in the form of an immaterial understatement of revenue, solely related to one RCS line of credit product. In general, three business days following the Bank’s funding of the associated advances for this RCS line of credit product, the Bank sells a 95% participation interest in the advances. The error that was identified related to the under-recording of revenue during this first three business day period after each advance was made when the Bank owned 100% of the advance.

The financial reporting periods affected by this error include the Company’s previously reported audited consolidated financial statements for the fiscal year ended December 31, 2021, and the Company’s previously reported interim unaudited consolidated financial statements for each of the quarterly and fiscal year-to-date periods ended June 30, 2021; September 30, 2021; March 31, 2022; June 30, 2022; and September 30, 2022; and the unaudited consolidated quarterly financial data for the quarter ending December 31, 2021 (collectively the “previously reported financial statements”). The three month period ended December 31, 2021 and year ended December 31, 2021 also reflected certain immaterial revisions to reclassify certain gains and losses on the sale of the same RCS line of credit product.  These reclassifications impact noninterest income, noninterest expense and interest income with no impact to net income.

Based on the Company’s evaluation of this error in consideration of the Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) 250 and the SEC Staff’s Accounting Bulletins Nos. 99 (“SAB 99”) and 108 (“SAB 108”) and interpretations therewith, the Company concluded this error was not material, on an individual or aggregate basis, to the Company’s previously reported financial statements and correction of the error would not be material to the current year financial statements, including any interim periods. However, the Company corrected this error as a voluntary immaterial revision to the accompanying financial statements in this Annual Report on Form 10-K, as of and for the fiscal years ended December 31, 2022, and 2021, in the periods in which the error occurred. In addition, the Company expects to present the corrected interim 2022 amounts in its 2023 consolidated interim financial statements upon the filing of its Quarterly Reports on Form 10-Q on a quarterly basis and a year-to-date basis as a voluntary immaterial revision to all applicable 2022 periods.

For additional discussion of Management’s evaluation of its internal control over financial reporting as a result of this error, as well as Managements plans to remediate the Company’s material weaknesses, see Item 9A of this Annual Report on Form 10-K.

The following tables present the impact of correcting the accounting error to the Company’s previously reported financial statements.

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended March 31, 2022 (Unaudited)
	3 Months	Immaterial	3 Months
	As Reported	Revision	Revised

Interest Income	$63,555	$555	$64,110
Net Interest Income	62,612	555	63,167
Income before income taxes	35,814	555	36,369
Income tax expense	7,888	131	8,019
Net income	27,926	424	28,350

Basic EPS - Class A Common Stock	$1.40	$0.02	$1.42
Basic EPS - Class B Common Stock	1.27	0.02	1.29
Diluted EPS - Class A Common Stock	1.40	0.02	1.42
Diluted EPS - Class B Common Stock	1.27	0.02	1.29

Consolidated Balance Sheet
($ in thousands)	Period Ended March 31, 2022 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,509,540	$(1,247)	$5,508,293
Total Stockholders' Equity	840,329	1,247	841,576

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended June 30, 2022 (Unaudited)
	3 Months	Immaterial	3 Months	6 Months	Immaterial	6 Months
	As Reported	Revision	Revised	As Reported	Revision	Revised

Interest Income	$52,320	$582	$52,902	$115,875	$1,137	$117,012
Net Interest Income	51,232	582	51,814	113,844	1,137	114,981
Income before income taxes	30,440	582	31,022	66,254	1,137	67,391
Income tax expense	6,539	136	6,675	14,427	267	14,694
Net income	23,901	446	24,347	51,827	870	52,697

Basic EPS - Class A Common Stock	$1.20	$0.03	$1.23	$2.60	$0.05	$2.65
Basic EPS - Class B Common Stock	1.09	0.03	1.12	2.37	0.04	2.41
Diluted EPS - Class A Common Stock	1.20	0.02	1.22	2.59	0.05	2.64
Diluted EPS - Class B Common Stock	1.09	0.02	1.11	2.36	0.04	2.40

Consolidated Balance Sheet
($ in thousands)	Period Ended June 30, 2022 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,270,302	$(1,692)	$5,268,610
Total Stockholders' Equity	842,174	1,692	843,866

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended September 30, 2022 (Unaudited)
	3 Months	Immaterial	3 Months	9 Months	Immaterial	9 Months
	As Reported	Revision	Revised	As Reported	Revision	Revised

Interest Income	$60,056	$561	$60,617	$175,931	$1,698	$177,629
Net Interest Income	58,036	561	58,597	171,880	1,698	173,578
Income before income taxes	25,405	561	25,966	91,659	1,698	93,357
Income tax expense	5,922	148	6,070	20,349	415	20,764
Net income	19,483	413	19,896	71,310	1,283	72,593

Basic EPS - Class A Common Stock	$0.99	$0.02	$1.01	$3.60	$0.06	$3.66
Basic EPS - Class B Common Stock	0.90	0.02	0.92	3.27	0.06	3.33
Diluted EPS - Class A Common Stock	0.99	0.02	1.01	3.58	0.07	3.65
Diluted EPS - Class B Common Stock	0.90	0.02	0.92	3.26	0.06	3.32

Consolidated Balance Sheet
($ in thousands)	Period Ended September 30, 2022 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,158,705	$(2,105)	$5,156,600
Total Stockholders' Equity	840,958	2,105	843,063

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended June 30, 2021 (Unaudited)
	3 Months	Immaterial	3 Months	6 Months	Immaterial	6 Months
	As Reported	Revision	Revised	As Reported	Revision	Revised

Interest Income	$51,815	$45	$51,860	$121,458	$45	$121,503
Net Interest Income	50,304	45	50,349	118,170	45	118,215
Income before income taxes	30,561	45	30,606	64,305	45	64,350
Income tax expense	6,639	9	6,648	14,330	9	14,339
Net income	23,922	36	23,958	49,975	36	50,011

Basic EPS - Class A Common Stock	$1.16	$—	$1.16	$2.42	$—	$2.42
Basic EPS - Class B Common Stock	1.05	0.01	1.06	2.20	—	2.20
Diluted EPS - Class A Common Stock	1.16	—	1.16	2.41	—	2.41
Diluted EPS - Class B Common Stock	1.05	—	1.05	2.19	—	2.19

Consolidated Balance Sheet
($ in thousands)	Period Ended June 30, 2021 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,338,220	$(36)	$5,338,184
Total Stockholders' Equity	845,090	36	845,126

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended September 30, 2021 (Unaudited)
	3 Months	Immaterial	3 Months	9 Months	Immaterial	9 Months
	As Reported	Revision	Revised	As Reported	Revision	Revised

Interest Income	$54,469	$497	$54,966	$175,927	$542	$176,469
Net Interest Income	53,129	497	53,626	171,299	542	171,841
Income before income taxes	26,227	497	26,724	90,532	542	91,074
Income tax expense	6,218	124	6,342	20,548	133	20,681
Net income	20,009	373	20,382	69,984	409	70,393

Basic EPS - Class A Common Stock	$0.99	$0.02	$1.01	$3.40	$0.02	$3.42
Basic EPS - Class B Common Stock	0.90	0.02	0.92	3.10	0.02	3.12
Diluted EPS - Class A Common Stock	0.99	0.02	1.01	3.39	0.02	3.41
Diluted EPS - Class B Common Stock	0.90	0.01	0.91	3.09	0.01	3.10

Consolidated Balance Sheet
($ in thousands)	Period Ended September 30, 2021 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,348,977	$(409)	$5,348,568
Total Stockholders' Equity	838,657	409	839,066

Consolidated Income Statement
($ in thousands, except per share data)	Period Ended December 31, 2021 (Unaudited)			Period Ended December 31, 2021 (Unaudited)
	3 Months	Immaterial	3 Months	12 Months	Immaterial	12 Months
	As Reported	Revision	Revised	As Reported	Revision	Revised

Interest Income	$51,379	$558	$51,937	$226,260	$2,146	$228,406
Net Interest Income	50,341	558	50,899	220,594	2,146	222,740
Noninterest Income	16,630	449	17,079	86,859	(284)	86,575
Noninterest Expense	44,585	449	45,034	182,304	761	183,065
Income before income taxes	19,809	558	20,367	110,341	1,101	111,442
Income tax expense	3,004	145	3,149	23,552	279	23,831
Net income	16,805	413	17,218	86,789	822	87,611

Basic EPS - Class A Common Stock	$0.84	$0.03	$0.87	$4.25	$0.04	$4.29
Basic EPS - Class B Common Stock	0.77	0.01	0.78	3.87	0.03	3.90
Diluted EPS - Class A Common Stock	0.84	0.02	0.86	4.24	0.04	4.28
Diluted EPS - Class B Common Stock	0.76	0.02	0.78	3.85	0.04	3.89

Consolidated Balance Sheet
($ in thousands)	Period Ended December 31, 2021 (Unaudited)
	Period End Balance	Immaterial	Period End Balance
	As Reported	Revision	Revised

Total Liabilities	$5,259,400	$(822)	$5,258,578
Total Stockholders' Equity	834,232	822	835,054

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

In preparing this report, the Company’s Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the last day of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, due to the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2022.  However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures Management performed to ensure that the Company’s consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), Management concluded that the Company’s consolidated financial statements present fairly, in all material respects, its financial position, results of operations and cash flows for the periods disclosed in conformity with GAAP.

 Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of its review, Management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022.  Based on its assessment under the COSO, Management concluded that the Company’s system of internal control over financial reporting was not effective due to these material weaknesses, which are further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that Management identified were the following:

1)	the Company did not maintain effective controls over the initial implementation of new products offered through third parties within RPG. Specifically, Management identified that an RCS product’s contractual terms were not sufficiently communicated internally, and the controls were not designed to identify and test all relevant transactional data posting to the Company’s financial statements for the product;

2)	the Company did not maintain effective controls over the information and communication as it relates to the reconciliation function. Specifically, the controls were not precisely designed to identify, communicate, resolve, and timely escalate reconciliation issues to the appropriate levels within the organization; and

3)	the Company did not design and maintain effective controls over the financial analysis of RCS products’ yields. Specifically, the Company reviewed the weighted average yield of all RCS products on a segment basis rather than an individual product basis.

The material weaknesses identified above resulted in the correction of an error through a voluntary immaterial revision of revenue and net income solely related to one RCS product during 2021 and the first three quarters of 2022. This understatement could have become material to the Company’s current and historical financial statements if it had remained undetected. The Company corrected this error as a voluntary immaterial revision to the accompanying financial statements, as of and for the fiscal years ended December 31, 2022, and 2021, and in the periods in which the error occurred.

The 2022 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Crowe has also issued a report on the effectiveness of internal control over financial reporting. That report has also been made a part of this Annual Report.

Remediation Plan and Status

Management believes that the material weaknesses as of December 31, 2022, are in the process of being remediated. A material weakness will not be considered fully remediated until the enhanced controls related to that material weakness are fully implemented and operate for a sufficient period and management has concluded that these controls are operating effectively.

To remediate the material weaknesses, the Company has implemented or plans to implement the following measures as it relates to each:

Material Weakness 1:  the Company did not maintain effective controls over the initial implementation of new products offered through third parties within RPG. Specifically, Management identified that an RCS product’s contractual terms were not sufficiently communicated internally, and the controls were not designed to identify and test all relevant transactional data posting to the Company’s financial statements for the product.

●	The Company will evaluate and enhance its new product implementation policies and procedures for new third-party products offered through RPG to ensure proper implementation and design, as well as adequate reviews and approvals from all required stakeholders within the Company.

Material Weakness 2:  the Company did not maintain effective controls over the information and communication as it relates to the reconciliation function.  Specifically, the controls were not precisely designed to identify, communicate, resolve, and timely escalate reconciliation issues to the appropriate levels within the organization.

●	The Company will designate a new accounting position specific to the RPG operations that will report up through the Chief Financial Officer of the Company and not to the business unit. This position will have day-to-day responsibilities overseeing the financial reporting of the RPG segment.

●	The Company has engaged an outside technology company to assist it in automating internal reconciliations, which will allow the Company’s personnel to more quickly identify and resolve reconciliation issues.

●	The Company will enhance its training, policies, and procedures to provide better guidance to reconciliation personnel for escalation requirements of reconciliation items as well as internal responsibilities for resolving reconciliation issues.

Material Weakness 3:  the Company did not design and maintain effective controls over the financial analysis of RCS products’ yields.  Specifically, the Company reviewed the weighted average yield of all RCS products on a segment basis rather than an individual product basis.

●	Management is enhancing its internal monthly financial reporting to provide a more detailed yield analysis at the product level for the performance of each RCS product.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. After December 31, 2022, the Company began the remediation steps described above.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(a) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2023 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 20, 2023, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Steven E. Trager	62	Executive Chair and CEO of the Company; Executive Chair of RB&T
A. Scott Trager	70	Vice Chair and President of the Company; Director of the Company and RB&T
Kevin Sipes	51	EVP, CFO, and Chief Accounting Officer of the Company and RB&T
Logan Pichel	58	Director of the Company and RB&T; President and CEO of RB&T
Christy Ames	50	Secretary of the Company; EVP of RB&T
John Rippy	62	Assistant Secretary of the Company; EVP of RB&T
William R. Nelson	59	President of RB&T's Republic Processing Group
Pedro Bryant	61	EVP of RB&T
Steven E. DeWeese	54	EVP of RB&T
Juan Montano	53	EVP of RB&T
Anthony T. Powell	55	EVP of RB&T
Jeff Starke	45	EVP of RB&T
Margaret Wendler	68	EVP of RB&T

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins.

Steven E. Trager has served as Executive Chair (previously titled Chair) and CEO of Republic since 2012. He was named Executive Chair of the Bank in September 2021, prior to which he served as Chair and CEO of the Bank since 1998. From 1994 to 1997 he served as Vice Chair of the Company. From 1994 to 1998 he served as Secretary, and from 1998 to 2012 he served as President and CEO of Republic.

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

Christy Ames joined Republic Bank & Trust Company on January 2, 2018 as the Bank’s Senior Vice President, General Counsel.  She also serves as the Secretary for the Bank and the Company. Ms. Ames has represented financial institutions for over twenty years, most recently serving as a member at Stites & Harbison, PLLC and Chair of the firm’s Financial Institution Litigation Sub Group and as General Counsel for First Residential Mortgage Network, Inc. d/b/a SurePoint Lending. In January 2022, Ms. Ames was named an EVP of the Bank.

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

Item 11. Executive Compensation.

The compensation-related information required by this Item appears under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “DIRECTOR COMPENSATION” and “CERTAIN INFORMATION AS TO MANAGEMENT” of the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2022. Republic’s security holders approved each of the equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders as of December 31, 2022.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2015 Stock Incentive Plan	711,864	(2)	$38.81	1,983,383
2018 Employee Stock Purchase Plan (3)	—		$—	183,562
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 182,098 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan. Also includes 64,733 restricted shares of Class A Common Stock. The weighted-average exercise price in Column (b) does not take these awards into account. For further information, see Footnote 17 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2022, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

Item 14. Principal Accountant Fees and Services.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2022 and 2021

Consolidated statements of income and comprehensive income — years ended December 31, 2022, 2021, and 2020

Consolidated statements of stockholders’ equity — years ended December 31, 2022, 2021, and 2020

Consolidated statements of cash flows — years ended December 31, 2022, 2021, and 2020

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

10.23

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.24

Seventh Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.25

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.26

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.27

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.28

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.29

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003 (Commission File Number: 0-24649))

10.30

Eighth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004 (Commission File Number: 0-24649))

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005 (Commission File Number: 0-24649))

10.31.1

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.31.2

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 31, 2018, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018 (Commission File Number: 0-24649))

10.31.3	Third Amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to 661 South Hurstbourne Parkway, Louisville
10.32.1	First amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to 661 South Hurstbourne Parkway, Louisville

No.	Description

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number: 0-24649))

10.34

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999 (Commission File Number: 0-24649))

10.35

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999 (Commission File Number: 0-24649))

10.36

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003 (Commission File Number: 0-24649))

10.37

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005 (Commission File Number: 0-24649))

10.38

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006 (Commission File Number: 0-24649))

10.39

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

10.40

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.41

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.42

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

10.43

Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2021 (Commission Number: 0-24649))

10.44

Eighth Amendment to Office Lease dated as of November 17, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.46 of Registrant’s Form 10-K for the year ended December 31, 2021 (Commission Number: 0-24649))

10.45

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007 (Commission File Number: 0-24649))

No.	Description

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008 (Commission File Number: 0-24649))

10.47

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010 (Commission File Number: 0-24649))

10.48

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (Commission File Number: 0-24649))

10.49

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013 (Commission File Number: 0-24649))

10.50

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015 (Commission File Number: 0-24649))

10.51

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015 (Commission File Number: 0-24649))

10.52

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017 (Commission File Number: 0-24649))

10.53

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017 (Commission File Number: 0-24649))

10.54

Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.56 of Registrant’s Form 10-K for the year ended December 31, 2021 (Commission File Number: 0-24649))

10.55*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement (Commission File Number: 0-24649))

10.56*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.57*

Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015 (Commission File Number: 0-24649))

10.58*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016 (Commission File Number: 0-24649))

10.59*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

No.	Description

10.60*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.61*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021 (Commission File Number: 0-24649))

10.62*	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021 (Commission File Number: 0-24649))

10.63*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005 (Commission File Number: 0-24649))

10.64*

Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011 (Commission File Number: 0-24649))

10.65*

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

10.68*

Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005 (Commission File Number: 333-120857))

10.69*

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

10.72*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020 (Commission File Number: 0-24649))

10.73*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement (Commission File Number: 0-24649))

10.74*

Consulting Agreement dated as of July 16, 2019, between David P. Feaster and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.70 of Registrant’s Form 10-K for the year ended December 31, 2019 (Commission File Number: 0-24649))

No.	Description

10.75**

Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.87 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.76**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.77**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.78**

Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.90 of Registrant’s Form 10-K for the year ended December 31, 2018 (Commission File Number: 0-24649))

10.79

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

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.

/s/ Steven E. Trager
March 3, 2023	By:	Steven E. Trager
Executive Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Executive Chair, Chief Executive Officer	March 3, 2023
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chair, President and Director	March 3, 2023
A. Scott Trager

/s/ Kevin Sipes	Chief Financial Officer and	March 3, 2023
Kevin Sipes	Chief Accounting Officer

/s/ David P. Feaster	Director	March 3, 2023
David P. Feaster

/s/ Jennifer N. Green	Director	March 3, 2023
Jennifer N. Green

/s/ Heather V. Howell	Director	March 3, 2023
Heather V. Howell

/s/ Timothy S. Huval	Director	March 3, 2023
Timothy S. Huval

/s/ Ernest W. Marshall, Jr.	Director	March 3, 2023
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	March 3, 2023
W. Patrick Mulloy, II

/s/ George Nichols III	Director	March 3, 2023
George Nichols III

/s/ W. Kennett Oyler, III	Director	March 3, 2023
W. Kennett Oyler, III

/s/ Logan M. Pichel	Director	March 3, 2023
Logan M. Pichel

/s/ Michael T. Rust	Director	March 3, 2023
Michael T. Rust

SIGNATURES (continued)
/s/ Susan Stout Tamme	Director	March 3, 2023
Susan Stout Tamme

/s/ Andrew Trager-Kusman	Director	March 3, 2023
Andrew Trager-Kusman

/s/ Mark A. Vogt	Director	March 3, 2023
Mark A. Vogt