Form 10-Q
period 2023-03-31
REPUBLIC BANCORP INC /KY/
filed 2023-05-05
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2023 was 17,588,374 and 2,159,495.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBank Agreement	Agreement and Plan of Merger between Republic Bancorp, Inc., CBank, and RB&T
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
Lawsuit	The lawsuit the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
Settlement Agreement	The agreement between the Bank and Green Dot that settled the Lawsuit filed by the Bank against Green Dot
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRS Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)

	March 31,	December 31,
	2023	2022
ASSETS

Cash and cash equivalents	$249,289	$313,689
Available-for-sale debt securities, at fair value (amortized cost of $650,379 in 2023 and $663,003 in 2022, allowance for credit losses of $3 in 2023 and $0 in 2022)	612,948	620,365
Held-to-maturity debt securities (fair value of $111,796 in 2023 and $87,357 in 2022, allowance for credit losses of $10 in 2023 and $10 in 2022)	112,108	87,386
Equity securities with readily determinable fair value	107	111
Mortgage loans held for sale, at fair value	1,034	1,302
Consumer loans held for sale, at fair value	4,688	4,706
Consumer loans held for sale, at the lower of cost or fair value	12,744	13,169
Loans (loans carried at fair value of $0 in 2023 and $2 in 2022)	4,774,234	4,515,802
Allowance for credit losses	(96,121)	(70,413)
Loans, net	4,678,113	4,445,389
Federal Home Loan Bank stock, at cost	25,939	9,146
Premises and equipment, net	33,672	31,978
Right-of-use assets	36,245	37,017
Goodwill	41,618	16,300
Other real estate owned	1,529	1,581
Bank owned life insurance	102,322	101,687
Low-income housing tax credit investments	73,901	75,324
Other assets and accrued interest receivable	87,834	76,393

TOTAL ASSETS	$6,074,091	$5,835,543

LIABILITIES

Deposits:
Noninterest-bearing	$2,013,957	$1,908,768
Interest-bearing	2,785,711	2,629,077
Total deposits	4,799,668	4,537,845

Securities sold under agreements to repurchase and other short-term borrowings	134,412	216,956
Operating lease liabilities	37,031	37,809
Federal Home Loan Bank advances	108,000	95,000
Low-income housing tax credit obligations	42,437	43,609
Other liabilities and accrued interest payable	70,341	47,711

Total liabilities	5,191,889	4,978,930

Commitments and contingent liabilities (Footnote 10)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,597,874 shares (2023) and 17,584,928 shares (2022) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,159,495 shares (2023) and 2,159,495 shares (2022) issued and outstanding	4,648	4,648
Additional paid in capital	142,601	141,694
Retained earnings	763,027	742,250
Accumulated other comprehensive (loss) income	(28,074)	(31,979)

Total stockholders’ equity	882,202	856,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,074,091	$5,835,543

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME:

Loans, including fees	$92,609	$61,570
Taxable investment securities	4,603	2,059
Federal Home Loan Bank stock and other	3,144	481
Total interest income	100,356	64,110

INTEREST EXPENSE:

Deposits	4,878	879
Securities sold under agreements to repurchase and other short-term borrowings	248	28
Federal Home Loan Bank advances	2,588	36
Total interest expense	7,714	943

NET INTEREST INCOME	92,642	63,167

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	26,766	9,226

NET INTEREST INCOME AFTER PROVISION	65,876	53,941

NONINTEREST INCOME:

Service charges on deposit accounts	3,299	3,226
Net refund transfer fees	10,807	12,051
Mortgage banking income	800	2,657
Interchange fee income	3,051	3,070
Program fees	3,241	3,854
Increase in cash surrender value of bank owned life insurance	635	612
Net losses on other real estate owned	(53)	(53)
Contract termination fee	—	5,000
Other	901	592
Total noninterest income	22,681	31,009

NONINTEREST EXPENSE:

Salaries and employee benefits	29,961	29,312
Technology, equipment, and communication	7,228	7,214
Occupancy	3,406	3,440
Marketing and development	1,574	1,348
FDIC insurance expense	637	419
Interchange related expense	1,499	1,117
Legal and professional fees	1,061	1,365
Merger expense	2,073	—
Other	5,004	4,366
Total noninterest expense	52,443	48,581

INCOME BEFORE INCOME TAX EXPENSE	36,114	36,369
INCOME TAX EXPENSE	8,022	8,019
NET INCOME	$28,092	$28,350

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.42	$1.42
Class B Common Stock	1.30	1.29

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.42	$1.42
Class B Common Stock	1.29	1.29

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$28,092	$28,350

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on AFS debt securities	5,205	(21,249)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	5	24
Total other comprehensive loss before income tax	5,210	(21,225)
Tax effect	(1,305)	5,308
Total other comprehensive loss, net of tax	3,905	(15,917)

COMPREHENSIVE INCOME	$31,997	$12,433

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2023
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	28,092	—	28,092
Net change in AOCI	—	—	—	—	—	3,905	3,905
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,581)	—	(6,581)
Class B Shares ($0.340 per share)	—	—	—	—	(734)	—	(734)
Stock options exercised, net of shares withheld	—	—	—	(84)	—	—	(84)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	84	—	—	84
Deferred compensation - Class A Common Stock:
Directors	—	—	—	110	—	—	110
Designated key employees	7	—	—	221	—	—	221
Employee stock purchase plan - Class A Common Stock	4	—	—	162	—	—	162
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	39	—	—	39
Restricted stock	2	—	—	173	—	—	173
Stock options	—	—	—	202	—	—	202

Balance, March 31, 2023	17,598	2,160	$4,648	$142,601	$763,027	$(28,074)	$882,202

	Three Months Ended March 31, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	28,350	—	28,350
Net change in AOCI	—	—	—	—	—	(15,917)	(15,917)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(6,081)	—	(6,081)
Class B Shares ($0.310 per share)	—	—	—	—	(671)	—	(671)
Stock options exercised, net of shares withheld	1	—	—	(48)	—	—	(48)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	60	—	—	60
Deferred compensation - Class A Common Stock:
Directors	6	—	—	129	—	—	129
Designated key employees	—	—	—	179	—	—	179
Employee stock purchase plan - Class A Common Stock	4	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	7	—	—	163	—	—	163
Stock options	—	—	—	156	—	—	156

Balance, March 31, 2022	17,834	2,165	$4,703	$140,795	$710,120	$(14,043)	$841,575

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$28,092	$28,350
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	1,438	1,391
Net accretion and amortization on loans	(618)	(1,256)
Unrealized and realized losses on equity securities with readily determinable fair value	4	118
Depreciation of premises and equipment	1,594	2,038
Amortization of mortgage servicing rights	490	668
Provision for on-balance sheet exposures	26,766	9,226
Provision for off-balance sheet exposures	210	(12)
Net gain on sale of mortgage loans held for sale	(420)	(2,460)
Origination of mortgage loans held for sale	(15,942)	(100,661)
Proceeds from sale of mortgage loans held for sale	16,630	119,212
Net gain on sale of consumer loans held for sale	(2,534)	(3,117)
Origination of consumer loans held for sale	(207,222)	(245,214)
Proceeds from sale of consumer loans held for sale	210,199	256,280
Writedowns of other real estate owned	52	52
Deferred compensation expense - Class A Common Stock	331	308
Stock-based awards and ESPP expense - Class A Common Stock	438	381
Increase in cash surrender value of bank owned life insurance	(635)	(612)
Net change in other assets and liabilities:
Accrued interest receivable	(2,502)	451
Accrued interest payable	103	33
Other assets	(3,858)	795
Other liabilities	18,120	14,897
Net cash provided by operating activities	70,736	80,868
INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	(40,970)	—
Purchases of available-for-sale debt securities	(25,000)	(115,777)
Purchases of held-to-maturity debt securities	(25,000)	—
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	54,066	15,944
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	278	5,508
Net change in outstanding warehouse lines of credit	(53,805)	160,350
Net change in other loans	10,939	(54,869)
Purchase of Federal Home Loan Bank stock	(16,793)	—
Investments in low-income housing tax partnerships	(1,172)	(3,645)
Net purchases of premises and equipment	(1,688)	(323)
Net cash (used in) provided by investing activities	(99,145)	7,188
FINANCING ACTIVITIES:
Net change in deposits	40,145	246,688
Net change in securities sold under agreements to repurchase and other short-term borrowings	(82,544)	(3,149)
Payments of Federal Home Loan Bank advances	—	(25,000)
Proceeds from Federal Home Loan Bank advances	13,000	20,000
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	138	139
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(84)	(48)
Cash dividends paid	(6,646)	(6,075)
Net cash (used in) provided by financing activities	(35,991)	232,555

NET CHANGE IN CASH AND CASH EQUIVALENTS	(64,400)	320,611
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,689	756,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$249,289	$1,077,582
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$7,611	$910
Income taxes	471	470
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$127	$974
Right-of-use assets recorded	772	4,538

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31, 2023 and 2022 AND DECEMBER 31, 2022 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2022.

As of March 31, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2023, Republic had 45 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4
●	Bellevue — 1
●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Metropolitan Tampa, Florida — 7
●	Metropolitan Cincinnati, Ohio — 4
●	Metropolitan Nashville, Tennessee — 2

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

Traditional Banking operating expenses consist primarily of salaries and employee benefits; technology, equipment, and communication; occupancy; interchange related expense; marketing and development; FDIC insurance expense, and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

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

With the assistance of an independent third-party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would be expected to increase as prepayment speeds on the underlying loans would be expected to decline.

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. TRS also originated $98 million of ERAs during December 2022 related to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2023 and 2022:

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

The ERA credit product is also a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. Unlike the RA product described immediately above, however, which is originated in conjunction with the filing of the taxpayer’s federal tax return, an ERA is originated prior to the filing of the taxpayer’s federal tax return and prior to the taxpayer receiving their year-end taxable income documentation, e.g., W-2. As such, the Company generally uses paystub information to estimate the potential tax refund and to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product related to the first quarter 2023 tax filing season had the following features:

●	Offered only during December 2022 and January 2023;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA occurs, including the failure to file a federal tax return through a Republic Tax Provider:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans.

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

Cancelled Sale Transaction – As previously disclosed, Green Dot paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 related to the cancelled Sale Transaction.

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

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2022 and 2023. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such, up to a maximum amount of $3,500. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

o	One of RCS’s third-party service providers, subject to the Bank’s oversight and supervision, provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such, up to a maximum advance amount of $10,000. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

The following ASUs were adopted by the Company during the three months ended March 31, 2023:

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

This ASU requires the Company to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross writeoff information must be included in the vintage disclosures required for the Company in accordance with ASC 326-20-50-6, which requires that the Company disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. (see Note 5 in this section of the filing)

			January 1, 2023	Prospectively	Immaterial

2022-06	Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

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

			January 1, 2024	Prospectively	Immaterial

2023-02	Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)

This ASU allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits.

			January 1, 2024	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2023-01	Leases (Topic 842): Common Control Arrangements

This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions).

			January 1, 2024	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2. ACQUISITION OF CBANK

OVERVIEW

On March 15, 2023, the Company completed its acquisition of CBank (“CBank”), and its wholly owned bank subsidiary Commercial Industrial Finance (“CIF”), for approximately $51 million in cash. The primary reason for the acquisition of CBank was to expand the Company’s footprint in the Cincinnati, Ohio metropolitan statistical area.

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by CBank, the preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, and the preliminary fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further adjustment.

	March 15, 2023
	As Recorded	Fair Value		As Recorded
(in thousands)	by CBank	Adjustments (1)		by Republic (1)

Assets acquired:

Cash and cash equivalents	$10,030	$—		$10,030
Investment securities	16,463	(4)	a	16,459
Loans	221,707	(4,219)	b	217,488
Allowance for loan and lease losses	(2,953)	1,353	c	(1,600)
Loans, net	218,754	(2,866)		215,888
Goodwill	954	(954)	d	—
Core deposit intangible	—	2,844	e	2,844
Premises and equipment, net	162	35	f	197
Other assets and accrued interest receivable	7,067	(320)	g	6,747

Total assets acquired	$253,430	$(1,265)		$252,165

Liabilities assumed:

Deposits:
Noninterest-bearing	$42,160	$—		$42,160
Interest-bearing	179,487	31	h	179,518
Total deposits	221,647	31		221,678

Other liabilities and accrued interest payable	4,709	96	i	4,805

Total liabilities assumed	226,356	127		226,483

Net assets acquired	$27,074	$(1,392)		25,682

Cash consideration paid				(51,000)

Goodwill				$25,318

(1)	The Company’s acquisition of CBank closed on March 15, 2023. Accordingly, the fair value adjustments shown are preliminary estimates of the purchase accounting adjustments. Management is continuing to evaluate each of these fair value adjustments and may revise one or more of such fair value adjustments in future periods based on this continuing evaluation. To the extent that any of these preliminary fair value adjustments are revised in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of preliminary fair value adjustments:

a.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the investment securities.
b.	Adjustments to loans to reflect estimated fair value adjustments, include the following:

Fair Value
(in thousands)	Adjustments

Fair value adjustment - acquired non PCD loans	$(4,251)
Fair value adjustment - acquired PCD loans	75
Eliminate unrecognized loan fees on acquired loans	(43)
Net loan fair value adjustments	$(4,219)

c.	The net adjustment to the allowance for credit losses includes the following:

Fair Value
(in thousands)	Adjustments

Reversal of historical CBank allowance for credit losses on loans	$2,953
Estimate of lifetime credit losses for PCD loans	(1,600)
Net change in allowance for credit losses	$1,353

d.	Adjustment reflects the fair value adjustment to eliminate the recorded goodwill.
e.	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
f.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment, net.
g.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other assets and accrued interest receivable.
h.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
i.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other liabilities and accrued interest payable.

Goodwill of approximately $25 million, which is the excess of the merger consideration over the fair value of net assets acquired, is expected to be recorded in the CBank acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Traditional Banking segment and is expected to be deductible for tax purposes. To the extent that management revises any of the above fair value adjustments as a result of its continuing evaluation, the amount of goodwill recorded in the CBank acquisition will change.

CBANK CONTRIBUTION FOR THE REPORTING PERIOD

The Company’s consolidated statements of income include the impact of the Company’s CBank acquisition for the three months ended March 31, 2023. Because the current levels of revenue and net earnings for CBank are not material to the Company’s consolidated statements of income, supplemental pro forma disclosures have been omitted. The results of operations of the assets acquired and liabilities assumed in the Company’s CBank acquisition, inclusive of any pre-acquisition related costs, are summarized in the following table:

	Three Months Ended March 31, 2023

	Non-Acquisition	Acquisition
(in thousands)	Related	Related		Total

INTEREST INCOME:

Loans, including fees	$625	$—		$625
Taxable investment securities	47	—		47
Federal Home Loan Bank stock and other	13	—		13
Total interest income	685	—		685

INTEREST EXPENSE:

Deposits	295	—		295
Total interest expense	295	—		295

NET INTEREST INCOME	390	—		390

Provision for expected credit loss expense	—	2,684	a	2,684

NET INTEREST INCOME AFTER PROVISION	390	(2,684)		(2,294)

NONINTEREST INCOME:

Service charges on deposit accounts	8	—		8
Other	32	—		32
Total noninterest income	40	—		40

NONINTEREST EXPENSE:

Salaries and employee benefits	76	106	c	182
Technology, equipment, and communication	51	—		51
Occupancy	55	—		55
FDIC insurance expense	8	—		8
Interchange related expense	12	—		12
Legal and professional fees	—	(81)	b	(81)
Other	31	2,199	b,d	2,230
Total noninterest expense	233	2,224		2,457

INCOME BEFORE INCOME TAX EXPENSE	197	(4,908)		(4,711)
INCOME TAX EXPENSE	7	(171)		(164)

NET INCOME	$190	$(4,737)		$(4,547)

Explanation of acquisition-related items:

a.	The initial recognition of the allowance for credit losses on non-PCD loans through an increase to the Provision for expected credit loss expense.
b.	Includes legal, audit, tax and other acquisition related consulting costs.
c.	Retention bonuses for CBank employees.
d.	Core systems conversion-related costs.

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$416,388	$—	$(21,771)	$—	$394,617
Private label mortgage-backed security	721	1,289	—	—	2,010
Mortgage-backed securities - residential	192,614	134	(16,066)	—	176,682
Collateralized mortgage obligations	24,884	69	(1,302)	—	23,651
Corporate bonds	12,017	—	(27)	(3)	11,987
Trust preferred security	3,755	246	—	—	4,001
Total available-for-sale debt securities	$650,379	$1,738	$(39,166)	$(3)	$612,948

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,333	$1	$(25,193)	$—	$411,141
Private label mortgage-backed security	843	1,284	—	—	2,127
Mortgage-backed securities - residential	189,312	16	(17,455)	—	171,873
Collateralized mortgage obligations	22,774	21	(1,427)	—	21,368
Corporate bonds	10,000	1	—	—	10,001
Trust preferred security	3,741	114	—	—	3,855
Total available-for-sale debt securities	$663,003	$1,437	$(44,075)	$—	$620,365

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
March 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$100,000	$6	$(234)	$99,772	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	6,989	58	(133)	6,914	—
Corporate bonds	4,977	—	(18)	4,959	(10)
Obligations of state and political subdivisions	125	—	—	125	—
Total held-to-maturity debt securities	$112,118	$64	$(386)	$111,796	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$75,000	$106	$—	$75,106	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	7,270	54	(148)	7,176	—
Corporate bonds	4,974	—	(49)	4,925	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$87,396	$160	$(199)	$87,357	$(10)

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2023 and 2022, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2023 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
March 31, 2023 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$50,468	$49,327	$125	$125
Due from one year to five years	377,937	357,277	104,977	104,731
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,755	4,001	—	—
Private label mortgage-backed security	721	2,010	—	—
Mortgage-backed securities - residential	192,614	176,682	27	26
Collateralized mortgage obligations	24,884	23,651	6,989	6,914
Total debt securities	$650,379	$612,948	$112,118	$111,796

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$204,723	$(6,741)	$189,895	$(15,030)	$394,618	$(21,771)
Mortgage-backed securities - residential	62,400	(6,174)	101,703	(9,892)	164,103	(16,066)
Collateralized mortgage obligations	11,444	(750)	8,151	(552)	19,595	(1,302)
Corporate bonds	1,986	(27)	—	—	1,986	(27)
Total available-for-sale debt securities	$280,553	$(13,692)	$299,749	$(25,474)	$580,302	$(39,166)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$229,372	$(7,139)	$171,676	$(18,054)	$401,048	$(25,193)
Mortgage-backed securities - residential	105,274	(7,434)	65,520	(10,021)	170,794	(17,455)
Collateralized mortgage obligations	20,418	(1,426)	6	(1)	20,424	(1,427)
Total available-for-sale debt securities	$355,064	$(15,999)	$237,202	$(28,076)	$592,266	$(44,075)

As of March 31, 2023, the Bank’s security portfolio consisted of 198 securities, 162 of which were in an unrealized loss position.

As of December 31, 2022, the Bank’s security portfolio consisted of 179 securities, 163 of which were in an unrealized loss position.

As of March 31, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2 million as of March 31, 2023. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-

transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 11 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2023, with the exception of the $2 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of March 31, 2023 and December 31, 2022, there were gross unrealized losses of $17.4 million and $18.9 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The table below presents a roll-forward for the three months ended March 31, 2023 and 2022 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended March 31,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$3	$—	$—	$3	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	47	(7)	—	—	40

Total	$10	$3	$—	$—	$13	$47	$(7)	$—	$—	$40

The Company’s ACLS on its HTM corporate bonds during the three months ended March 31, 2023 remains unchanged from December 31, 2022.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of March 31, 2023 and December 31, 2022. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2023 and December 31, 2022.

There were no HTM debt securities considered collateral dependent as of March 31, 2023 and December 31, 2022.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $3 million and $2 million as of March 31, 2023 and December 31, 2022. Accrued interest receivable on HTM debt securities totaled $1 million and $92,000 as of March 31, 2023 and December 31, 2022.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Amortized cost	$146,011	$236,047
Fair value	133,652	217,562
Carrying amount	133,652	217,562

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$107	$—	$107
Total equity securities with readily determinable fair values	$—	$107	$—	$107

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair values	$—	$111	$—	$111

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(4)	$(4)	$—	$(6)	$(6)
Community Reinvestment Act mutual fund	—	—	—	—	(112)	(112)
Total equity securities with readily determinable fair value	$—	$(4)	$(4)	$—	$(118)	$(118)

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

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under Footnote 12 “Mortgage Banking Activities” of this section of the filing.

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$4,706	$19,747
Origination of consumer loans held for sale	22,797	96,732
Proceeds from the sale of consumer loans held for sale	(23,560)	(106,648)
Net gain on sale of consumer loans held for sale	745	1,878
Balance, end of period	$4,688	$11,709

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$13,169	$2,937
Origination of consumer loans held for sale	184,425	148,482
Proceeds from the sale of consumer loans held for sale	(186,639)	(149,632)
Net gain on sale of consumer loans held for sale	1,789	1,239
Balance, end of period	$12,744	$3,026

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$972,214	$911,427
Nonowner occupied	328,529	321,358
Commercial real estate	1,682,573	1,599,510
Construction & land development	167,829	153,875
Commercial & industrial	478,101	413,387
Lease financing receivables	73,270	10,505
Aircraft	184,344	179,785
Home equity	250,050	241,739
Consumer:
Credit cards	16,775	15,473
Overdrafts	775	726
Automobile loans	5,267	6,731
Other consumer	5,450	626
Total Traditional Banking	4,165,177	3,855,142
Warehouse lines of credit*	457,365	403,560
Total Core Banking	4,622,542	4,258,702

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	31,665	97,505
Other TRS commercial & industrial loans	8,327	51,767
Republic Credit Solutions	111,700	107,828
Total Republic Processing Group	151,692	257,100

Total loans**	4,774,234	4,515,802
Allowance for credit losses	(96,121)	(70,413)

Total loans, net	$4,678,113	$4,445,389

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2023	December 31, 2022

Contractually receivable	$4,781,284	$4,519,136
Unearned income	(714)	(835)
Unamortized premiums	169	99
Unaccreted discounts	(4,100)	(479)
PPP net unamortized deferred origination (fees) and costs	(84)	(91)
Other net unamortized deferred origination (fees) and costs	(2,321)	(2,028)
Carrying value of loans	$4,774,234	$4,515,802

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of March 31, 2023 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification (formerly TDR.) Loan extensions and renewals classified as loan modifications (formerly TDRs) generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of March 31, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$71,391	$221,178	$189,378	$186,685	$280,428	$—	$749	$949,809
Special Mention	47	—	—	—	7,002	—	—	7,049
Substandard	—	1,297	1,361	1,160	11,538	—	—	15,356
Doubtful	—	—	—	—	—	—	—	—
Total	$71,438	$222,475	$190,739	$187,845	$298,968	$—	$749	$972,214
YTD Gross Charge-offs	$—	$—	$6	$—	$—	$—	$—	$6

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$19,017	$74,848	$88,212	$51,821	$86,161	$—	$8,364	$328,423
Special Mention	—	—	—	—	30	—	—	30
Substandard	—	—	27	—	49	—	—	76
Doubtful	—	—	—	—	—	—	—	—
Total	$19,017	$74,848	$88,239	$51,821	$86,240	$—	$8,364	$328,529
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$57,928	$457,789	$389,353	$213,912	$377,754	$22,947	$113,157	$1,632,840
Special Mention	586	10,897	4,000	—	30,808	142	—	46,433
Substandard	—	—	—	—	3,300	—	—	3,300
Doubtful	—	—	—	—	—	—	—	—
Total	$58,514	$468,686	$393,353	$213,912	$411,862	$23,089	$113,157	$1,682,573
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$28,475	$106,203	$29,978	$1,958	$642	$275	$298	$167,829
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$28,475	$106,203	$29,978	$1,958	$642	$275	$298	$167,829
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$47,157	$112,078	$89,610	$20,170	$73,499	$115,529	$3,707	$461,750
Special Mention	—	508	12,817	—	1,752	255	—	15,332
Substandard	—	—	—	—	1,019	—	—	1,019
Doubtful	—	—	—	—	—	—	—	—
Total	$47,157	$112,586	$102,427	$20,170	$76,270	$115,784	$3,707	$478,101
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$12,346	$31,683	$14,896	$7,298	$6,229	$—	$—	$72,452
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	818	—	—	818
Doubtful	—	—	—	—	—	—	—	—
Total	$12,346	$31,683	$14,896	$7,298	$7,047	$—	$—	$73,270
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$13,640	$62,951	$51,083	$33,033	$23,432	$—	$—	$184,139
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	205	—	—	205
Doubtful	—	—	—	—	—	—	—	—
Total	$13,640	$62,951	$51,083	$33,033	$23,637	$—	$—	$184,344
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$248,978	$—	$248,978
Special Mention	—	—	—	—	—	106	—	106
Substandard	—	—	—	—	—	966	—	966
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$250,050	$—	$250,050
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of March 31, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$563	$1,864	$868	$133	$5,272	$19,528	$—	$28,228
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	10	—	29	—	—	39
Doubtful	—	—	—	—	—	—	—	—
Total	$563	$1,864	$878	$133	$5,301	$19,528	$—	$28,267
YTD Gross Charge-offs	$—	$9	$7	$—	$4	$305	$—	$325

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$457,365	$—	$457,365
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$457,365	$—	$457,365
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$39,992	$—	$39,992
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$39,992	$—	$39,992
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$10,577	$18,530	$1,668	$1,059	$29,120	$49,864	$—	$110,818
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	882	—	882
Doubtful	—	—	—	—	—	—	—	—
Total	$10,577	$18,530	$1,668	$1,059	$29,120	$50,746	$—	$111,700
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$3,099	$—	$3,099

Grand Total:
Risk Rating
Pass or not rated	$261,094	$1,087,124	$855,046	$516,069	$882,537	$954,478	$126,275	$4,682,623
Special Mention	633	11,405	16,817	—	39,592	503	—	68,950
Substandard	—	1,297	1,398	1,160	16,958	1,848	—	22,661
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$261,727	$1,099,826	$873,261	$517,229	$939,087	$956,829	$126,275	$4,774,234
YTD Gross Charge-offs	$—	$9	$13	$—	$4	$3,404	$—	$3,430

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$231,638	$189,495	$188,004	$71,306	$208,296	$—	$—	$888,739
Special Mention	—	160	—	—	7,240	—	—	7,400
Substandard	1,230	1,103	1,501	1,460	9,994	—	—	15,288
Doubtful	—	—	—	—	—	—	—	—
Total	$232,868	$190,758	$189,505	$72,766	$225,530	$—	$—	$911,427
YTD Gross Charge-offs	$21	$—	$—	$—	$—	$—	$—	$21

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$78,337	$91,778	$55,058	$32,803	$57,053	$—	$6,147	$321,176
Special Mention	—	—	—	—	32	—	—	32
Substandard	—	30	—	—	120	—	—	150
Doubtful	—	—	—	—	—	—	—	—
Total	$78,337	$91,808	$55,058	$32,803	$57,205	$—	$6,147	$321,358
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$451,327	$394,317	$210,055	$117,928	$253,213	$25,499	$99,791	$1,552,130
Special Mention	3,124	11,870	—	21,296	9,967	318	—	46,575
Substandard	—	—	—	—	805	—	—	805
Doubtful	—	—	—	—	—	—	—	—
Total	$454,451	$406,187	$210,055	$139,224	$263,985	$25,817	$99,791	$1,599,510
YTD Gross Charge-offs	$—	$9	$—	$—	$—	$—	$—	$9

Construction and land development:
Risk Rating
Pass or not rated	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$116,483	$82,431	$17,944	$36,254	$36,367	$103,257	$4,865	$397,601
Special Mention	536	13,239	—	—	1,756	255	—	15,786
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,019	$95,670	$17,944	$36,254	$38,123	$103,512	$4,865	$413,387
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$65,399	$54,749	$35,085	$16,888	$7,454	$—	$—	$179,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	210	—	—	210
Doubtful	—	—	—	—	—	—	—	—
Total	$65,399	$54,749	$35,085	$16,888	$7,664	$—	$—	$179,785
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$240,704	$—	$240,704
Special Mention	—	—	—	—	—	171	—	171
Substandard	—	—	—	—	—	864	—	864
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$241,739	$—	$241,739
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$415	$499	$168	$2,531	$4,328	$15,573	$—	$23,514
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	9	33	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$415	$499	$168	$2,540	$4,361	$15,573	$—	$23,556
YTD Gross Charge-offs	$—	$5	$—	$11	$—	$1,274	$—	$1,290

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$403,560	$—	$403,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$403,560	$—	$403,560
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,272	$—	$149,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,272	$—	$149,272
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,659	$—	$11,659

RCS:
Risk Rating
Pass or not rated	$22,357	$2,273	$1,264	$602	$29,594	$50,589	$—	$106,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,149	—	1,149
Doubtful	—	—	—	—	—	—	—	—
Total	$22,357	$2,273	$1,264	$602	$29,594	$51,738	$—	$107,828
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,390	$—	$11,390

Grand Total:
Risk Rating
Pass or not rated	$1,078,578	$860,795	$508,758	$280,501	$597,660	$990,235	$110,803	$4,427,330
Special Mention	3,660	25,269	—	21,296	18,995	744	—	69,964
Substandard	1,230	1,133	1,501	1,469	11,162	2,013	—	18,508
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,083,468	$887,197	$510,259	$303,266	$627,817	$992,992	$110,803	$4,515,802
YTD Gross Charge-offs	$21	$14	$—	$11	$—	$24,323	$—	$24,369

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended March 31,
	2023						2022
	Beginning	CBank		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adjustment*	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,909	$—	$(120)	$(6)	$15	$8,798	$8,647	$(331)	$—	$42	$8,358
Nonowner occupied	2,831	—	64	—	—	2,895	2,700	45	—	1	2,746
Commercial real estate	23,739	—	1,041	—	47	24,827	23,769	854	—	1	24,624
Construction & land development	4,123	—	329	—	—	4,452	4,128	(235)	—	—	3,893
Commercial & industrial	3,976	1,008	602	—	90	5,676	3,487	(84)	—	9	3,412
Lease financing receivables	110	592	648	—	—	1,350	91	18	—	—	109
Aircraft	449	—	12	—	—	461	357	21	—	—	378
Home equity	4,628	—	31	—	1	4,660	4,111	(70)	—	3	4,044
Consumer:
Credit cards	996	—	112	(40)	12	1,080	934	32	(39)	17	944
Overdrafts	726	—	52	(247)	64	595	683	188	(214)	59	716
Automobile loans	87	—	(16)	(7)	2	66	186	(36)	—	1	151
Other consumer	135	—	229	(31)	23	356	314	(75)	(10)	12	241
Total Traditional Banking	50,709	1,600	2,984	(331)	254	55,216	49,407	327	(263)	145	49,616
Warehouse lines of credit	1,009	—	135	—	—	1,144	2,126	(401)	—	—	1,725
Total Core Banking	51,718	1,600	3,119	(331)	254	56,360	51,533	(74)	(263)	145	51,341

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	—	21,715	—	285	25,797	—	8,315	—	—	8,315
Other TRS commercial & industrial loans	91	—	93	—	—	184	96	(403)	—	362	55
Republic Credit Solutions	14,807	—	1,839	(3,099)	233	13,780	12,948	1,395	(2,673)	275	11,945
Total Republic Processing Group	18,695	—	23,647	(3,099)	518	39,761	13,044	9,307	(2,673)	637	20,315

Total	$70,413	$1,600	$26,766	$(3,430)	$772	$96,121	$64,577	$9,233	$(2,936)	$782	$71,656

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2023 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2022 but discontinued use of this forecast during the second quarter of 2022 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2023	December 31, 2022

Loans on nonaccrual status*	$15,833	$15,562
Loans past due 90-days-or-more and still on accrual**	777	756
Total nonperforming loans	16,610	16,318
Other real estate owned	1,529	1,581
Total nonperforming assets	$18,139	$17,899

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.35%	0.36%
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.30	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.34%	0.37%
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.32	0.32
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$13,046	$13,388	$—	$—
Nonowner occupied	76	117	—	—
Commercial real estate	1,568	1,001	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—		—	—
Home equity	904	815	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	33	31	—	—
Other consumer	206	210	—	—
Total Traditional Banking	15,833	15,562	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,833	15,562	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	777	756
Total Republic Processing Group	—	—	777	756

Total	$15,833	$15,562	$777	$756

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2023			March 31, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$222	$12,824	$13,046	$181
Nonowner occupied	24	52	76	1
Commercial real estate	966	602	1,568	23
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1	903	904	23
Consumer	—	239	239	3
Total	$1,213	$14,620	$15,833	$231

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2022			December 31, 2022
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,252	$11,136	$13,388	$230
Nonowner occupied	56	61	117	1
Commercial real estate	1,001	—	1,001	630
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	815	815	44
Consumer	15	226	241	46
Total	$3,324	$12,238	$15,562	$951

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual both include smaller balance, primarily retail, homogeneous loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Loan Modifications (formerly TDRs prior to the adoption of ASU 2022-02) on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,587	$1,195	$929	$4,711	$967,503	$972,214
Nonowner occupied	—	—	—	—	328,529	328,529
Commercial real estate	—	—	602	602	1,681,971	1,682,573
Construction & land development	—	—	—	—	167,829	167,829
Commercial & industrial	—	—	—	—	478,101	478,101
Lease financing receivables	—	—	—	—	73,270	73,270
Aircraft	—	—	—	—	184,344	184,344
Home equity	59	—	4	63	249,987	250,050
Consumer:
Credit cards	24	6	—	30	16,745	16,775
Overdrafts	109	1	2	112	663	775
Automobile loans	—	—	13	13	5,254	5,267
Other consumer	5	1	—	6	5,444	5,450
Total Traditional Banking	2,784	1,203	1,550	5,537	4,159,640	4,165,177
Warehouse lines of credit	—	—	—	—	457,365	457,365
Total Core Banking	2,784	1,203	1,550	5,537	4,617,005	4,622,542

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	18,450	—	—	18,450	13,215	31,665
Other TRS commercial & industrial loans	406	—	—	406	7,921	8,327
Republic Credit Solutions	7,685	3,269	777	11,731	99,969	111,700
Total Republic Processing Group	26,541	3,269	777	30,587	121,105	151,692

Total	$29,325	$4,472	$2,327	$36,124	$4,738,110	$4,774,234
Delinquency ratio***	0.61%	0.09%	0.05%	0.76%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,382	$1,185	$1,267	$4,834	$906,593	$911,427
Nonowner occupied	—	—	—	—	321,358	321,358
Commercial real estate	604	—	—	604	1,598,906	1,599,510
Construction & land development	—	—	—	—	153,875	153,875
Commercial & industrial	177	—	—	177	413,210	413,387
Lease financing receivables	—	—	—	—	10,505	10,505
Aircraft	—	—	—	—	179,785	179,785
Home equity	56	93	26	175	241,564	241,739
Consumer:
Credit cards	50	5	—	55	15,418	15,473
Overdrafts	158	1	1	160	566	726
Automobile loans	8	—	3	11	6,720	6,731
Other consumer	43	1	—	44	582	626
Total Traditional Banking	3,478	1,285	1,297	6,060	3,849,082	3,855,142
Warehouse lines of credit	—	—	—	—	403,560	403,560
Total Core Banking	3,478	1,285	1,297	6,060	4,252,642	4,258,702

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	97,505	97,505
Other TRS commercial & industrial loans	—	—	—	—	51,767	51,767
Republic Credit Solutions	6,488	1,956	756	9,200	98,628	107,828
Total Republic Processing Group	6,488	1,956	756	9,200	247,900	257,100

Total	$9,966	$3,241	$2,053	$15,260	$4,500,542	$4,515,802
Delinquency ratio***	0.22%	0.07%	0.05%	0.34%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2023		December 31, 2022
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,011	$—	$18,057	$—
Nonowner occupied	77	—	150	—
Commercial real estate	1,602	—	1,041	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	205	—	210
Home equity	967	—	967	—
Consumer	—	38	—	26
Total Traditional Banking	$19,657	$243	$20,215	$236

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans and leases as of March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
March 31, 2023 (dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)
Residential real estate:
Owner occupied	—	$—	2	$265	4	$344
Nonowner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	1	72
Republic Processing Group	—	—	—	—	537	105
Total Loan Modifications	—	$—	2	$265	542	$521

	Total Loan Modification by Type
	Accruing		Nonaccruing
March 31, 2023 (dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)
Term extension	—	$—	2	$265
Principal deferral	537	105	5	416
Total Loan Modifications	537	$105	7	$681

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Three Months Ended March 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable
Republic Processing Group	537	$105	0.07%
Total Accruing Loan Modifications	537	$105	NM

	Nonaccruing Loan Modifications
	Three Months Ended March 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable
Residential real estate:
Owner occupied	6	$609	0.06%
Home equity	1	72	0.03
Total Nonaccruing Loan Modifications	7	$681	0.01%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three months ended March 31, 2023.

	Accruing Loan Modifications
	Three Months Ended March 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due
Republic Processing Group	$105	$—	$—
Total Accruing Loan Modifications	$105	$—	$—

	Nonaccruing Loan Modifications
	Three Months Ended March 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due
Residential real estate:
Owner occupied	$609	$—	$—
Nonowner occupied	—	—	—
Home equity	72	—	—
Total Nonaccruing Loan Modifications	$681	$—	$—

There were no modified loans and leases that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

A summary of the categories of TDR loan modifications by respective performance as of March 31, 2022 that were modified during the three months ended March 31, 2022 follows:

	Troubled Debt		Troubled Debt
	Restructurings		Restructurings		Total
	Performing to		Not Performing to		Troubled Debt
	Modified Terms		Modified Terms		Restructurings
	Number of	Recorded	Number of	Recorded	Number of	Recorded
March 31, 2022 (dollars in thousands)	Loans	Investment	Loans	Investment	Loans	Investment

Residential real estate loans (including home equity loans):
Legal modification	6	$772	—	$—	6	$772
Total residential TDRs	6	772	—	—	6	772

Consumer loans:
Principal deferral	258	42	—	—	258	42
Total consumer TDRs	258	42	—	—	258	42

Total troubled debt restructurings	264	$814	—	$—	264	$814

The classification between nonperforming and performing was determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months ended March 31, 2022 that resulted in an interest rate below market rate.

There were no TDRs which had a payment default within the twelve months following modification during the three months ended March 31, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

The following table shows the recorded investment of loans and leases classified as troubled debt restructurings as of December 31, 2022.

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

There was no significant change between the pre and post modification loan balances for the three months ending March 31, 2022.

There were no loans modified as troubled debt restructurings within the previous 12 months of March 31, 2022 for which there was a payment default during the three months ended March 31, 2022.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2023	December 31, 2022

Commercial real estate	$1,529	$1,581

Total other real estate owned	$1,529	$1,581

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	March 31, 2023	December 31, 2022

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$546	$909

Refund Advances

The Company’s TRS segment offered its RA product during the first two months of 2023 and 2022, along with its ERA product which was offered during December 2022 and the first two weeks of 2023. The ERA originations during December 2022 and the first two weeks of 2023 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, match the recovery of previously charged-off accounts.

Information regarding RAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022

Refund Advances originated	$737,047	$311,207
Net charge to the Provision for RAs, including ERAs	21,715	8,315
Provision as a percentage of RAs, including ERAs, originated during the first quarter	2.95%	2.67%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2023	December 31, 2022

Core Bank:
Demand	$1,272,086	$1,336,082
Money market accounts	794,710	707,272
Savings	316,947	323,015
Reciprocal money market	123,486	28,635
Individual retirement accounts (1)	36,334	38,640
Time deposits, $250 and over (1)	46,687	54,855
Other certificates of deposit (1)	176,257	129,324
Reciprocal time deposits (1)	13,273	7,405
Total Core Bank interest-bearing deposits	2,779,780	2,625,228
Total Core Bank noninterest-bearing deposits	1,471,180	1,464,493
Total Core Bank deposits	4,250,960	4,089,721

Republic Processing Group:
Money market accounts	5,931	3,849
Total RPG interest-bearing deposits	5,931	3,849

Brokered prepaid card deposits	390,052	328,655
Other noninterest-bearing deposits	152,725	115,620
Total RPG noninterest-bearing deposits	542,777	444,275
Total RPG deposits	548,708	448,124

Total deposits	$4,799,668	$4,537,845
(1)	Includes time deposit.

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

As of March 31, 2023 and December 31, 2022, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2023	December 31, 2022

Outstanding balance at end of period	$134,412	$216,956
Weighted average interest rate at end of period	0.45%	0.41%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$133,652	$254,296
Total securities pledged	$133,652	$254,296

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022

Average outstanding balance during the period	$202,910	$300,169
Weighted average interest rate during the period	0.49%	0.04%
Maximum outstanding at any month end during the period	$224,067	$299,376

8. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of March 31, 2023, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 36 of its offices, with 12 such operating leases contracted with a related party of the Company. As of March 31, 2023, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded a renewal to one of its third-party leases during the first quarter of 2023 with a total right-of-use asset value of $772,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022

Operating lease expense:
Related Party:
Variable lease expense	$1,224	$1,265
Fixed lease expense	59	35
Third-Party:
Variable lease expense	311	197
Fixed lease expense	389	345
Total operating lease expense	$1,983	$1,842

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,730	$1,705
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	151
Short-term lease payments not included in the measurement of lease liabilities	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Weighted average remaining term in years	8.19	8.44
Weighted average discount rate	2.13%	2.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of March 31, 2023:

Year (in thousands)	Related Party	Third-Party	Total

2023	$2,988	$1,932	$4,920
2024	3,726	2,316	6,042
2025	3,570	1,782	5,352
2026	3,640	1,483	5,123
2027	3,680	1,160	4,840
Thereafter	11,751	3,630	15,381
Total undiscounted cash flows	$29,355	$12,303	$41,658
Discount applied to cash flows	(3,143)	(1,484)	(4,627)
Total discounted cash flows reported as operating lease liabilities	$26,212	$10,819	$37,031

9. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Overnight advances	$88,000	$75,000
Fixed interest rate advances	20,000	20,000
Total FHLB advances	$108,000	$95,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2023 and December 31, 2022, Republic had available borrowing capacity of $930 million and $899 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of March 31, 2023 and December 31, 2022.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2023	$88,000	4.86%
2024	—	—
2025	—	—
2026	—	—
2027	20,000	1.89
Total	$108,000	4.31%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022

Average outstanding balance during the period	$225,344	$1,711
Weighted average interest rate during the period	4.43%	0.15%
Maximum outstanding at any month end during the period	$485,000	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2023	December 31, 2022

First lien, single family residential real estate	$1,159,090	$1,106,287
Home equity lines of credit	223,472	219,644

10. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	March 31, 2023	December 31, 2022

Unused warehouse lines of credit	$540,135	$733,940
Unused home equity lines of credit	419,814	410,057
Unused loan commitments - other	1,027,617	951,021
Standby letters of credit	8,819	9,735
FHLB letter of credit	233	643
Total commitments	$1,996,618	$2,105,396

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

The following tables present a roll-forward of the ACLC for the three months ended March 31, 2023 and 2022:

	ACLC Roll-forward
	Three Months Ended March 31,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$190	$8	$—	$—	$198	$154	$(24)	$—	$—	$130
Unused home equity lines of credit	332	9	—	—	341	247	9	—	—	256
Unused construction lines of credit	384	163	—	—	547	383	(16)	—	—	367
Unused loan commitments - other	344	30	—	—	374	268	19	—	—	287

Total	$1,250	$210	$—	$—	$1,460	$1,052	$(12)	$—	$—	$1,040

The Company increased its ACLC during the three months ended March 31, 2023 based on an increase in the expected loss rate for its unused commitments.

11. FAIR VALUE

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

See in this section of the filing under Footnote 3 “Investment Securities” for additional discussion regarding the Bank’s private label mortgage-backed security.

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of March 31, 2023. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2023 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$174,871	$219,746	$—	$394,617
Private label mortgage-backed security	—	—	2,010	2,010
Mortgage-backed securities - residential	—	176,682	—	176,682
Collateralized mortgage obligations	—	23,651	—	23,651
Corporate bonds	—	11,987	—	11,987
Trust preferred security	—	—	4,001	4,001
Total available-for-sale debt securities	$174,871	$432,066	$6,011	$612,948

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$107	$—	$107
Total equity securities with readily determinable fair value	$—	$107	$—	$107

Mortgage loans held for sale	$—	$1,034	$—	$1,034
Consumer loans held for sale	—	—	4,688	4,688
Rate lock loan commitments	—	96	—	96
Mandatory forward contracts	—	19	—	19
Interest rate swap agreements	—	6,852	—	6,852

Financial liabilities:
Interest rate swap agreements	—	6,852	—	6,852

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$193,385	$217,756	$—	$411,141
Private label mortgage-backed security	—	—	2,127	2,127
Mortgage-backed securities - residential	—	171,873	—	171,873
Collateralized mortgage obligations	—	21,368	—	21,368
Corporate bonds	—	10,001	—	10,001
Trust preferred security	—	—	3,855	3,855
Total available-for-sale debt securities	$193,385	$420,998	$5,982	$620,365

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair value	$—	$111	$—	$111

Mortgage loans held for sale	$—	$1,302	$—	$1,302
Consumer loans held for sale	—	—	4,706	4,706
Consumer loans held for investment	—	—	2	2
Rate lock loan commitments	—	2	—	2
Mandatory forward contracts	—	—	—	—
Interest rate swap agreements	—	8,127	—	8,127

Financial liabilities:
Mandatory forward contracts	$—	$67	$—	$67
Interest rate swap agreements	—	8,127	—	8,127

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2023 and 2022.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$2,127	$2,731
Total gains or losses included in earnings:
Net change in unrealized gain	5	24
Principal paydowns	(122)	(153)
Balance, end of period	$2,010	$2,602

The fair value of the Bank’s single private label mortgage-backed security is supported by analysis prepared by an independent third-party. The third-party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value and the weighted average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label mortgage-backed security are prepayment rates, probability of default and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
March 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,010	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,127	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$3,855	$3,847
Total gains or losses included in earnings:
Discount accretion	14	14
Net change in unrealized gain	132	(136)
Balance, end of period	$4,001	$3,725

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2023 and December 31, 2022.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Aggregate fair value	$1,034	$1,302
Contractual balance	1,005	1,265
Unrealized (loss) gain	29	37

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2023 and 2022 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Interest income	$61	$204
Change in fair value	(8)	(706)
Total included in earnings	$53	$(502)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2023 and December 31, 2022.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,688	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,706	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Aggregate fair value	$4,688	$4,706
Contractual balance	4,713	4,734
Unrealized (loss) gain	(25)	(28)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Interest income	$765	$2,890
Change in fair value	3	(37)
Total included in earnings	$768	$2,853

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,270	$1,270
Commercial real estate	—	—	879	879
Total collateral-dependent loans*	$—	$—	$2,149	$2,149

Other real estate owned:
Commercial real estate	$—	$—	$1,529	$1,529
Total other real estate owned	$—	$—	$1,529	$1,529

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,456	$1,456
Commercial real estate	—	—	906	906
Total collateral-dependent loans*	$—	$—	$2,362	$2,362

Other real estate owned:
Residential real estate	$—	$—	$1,581	$1,581
Total other real estate owned	$—	$—	$1,581	$1,581

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,270	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 22% (5%)

Collateral-dependent loans - commercial real estate	$879	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,529	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,456	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$906	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,581	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

Collateral-dependent loans are as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Provision on collateral-dependent loans	$(19)	$(4)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2023	December 31, 2022

Other real estate owned carried at fair value	$1,529	$1,581
Total carrying value of other real estate owned	$1,529	$1,581
Other real estate owned write-downs during the years ended	$52	$211

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Other real estate owned write-downs during the period	$52	$52

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$249,289	$249,289	$—	$—	$249,289
Available-for-sale debt securities	612,948	174,871	432,066	6,011	612,948
Held-to-maturity debt securities	112,108	—	111,796	—	111,796
Equity securities with readily determinable fair values	107	—	107	—	107
Mortgage loans held for sale, at fair value	1,034	—	1,034	—	1,034
Consumer loans held for sale, at fair value	4,688	—	—	4,688	4,688
Consumer loans held for sale, at the lower of cost or fair value	12,744	—	—	12,744	12,744
Loans, net	4,678,113	—	—	4,488,620	4,488,620
Federal Home Loan Bank stock	25,939	—	—	—	NA
Accrued interest receivable	16,074	—	5,316	10,758	16,074
Mortgage servicing rights	8,406	—	16,554	—	16,554
Rate lock loan commitments	96	—	96	—	96
Mandatory forward contracts	19	—	19	—	19
Interest rate swap agreements	6,852	—	6,852	—	6,852

Liabilities:
Noninterest-bearing deposits	$2,013,957	$—	$2,013,957	$—	$2,013,957
Transaction deposits	2,513,160	—	2,513,160	—	2,513,160
Time deposits	272,551	—	259,421	—	259,421
Securities sold under agreements to repurchase and other short-term borrowings	134,412	—	134,412	—	134,412
Federal Home Loan Bank advances	108,000	—	106,490	—	106,490
Accrued interest payable	342	—	342	—	342
Rate lock loan commitments	96	—	96	—	96
Mandatory forward contracts	19	—	19	—	19
Interest rate swap agreements	6,852	—	6,852	—	6,852

		Fair Value Measurements at
		December 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$313,689	$313,689	$—	$—	$313,689
Available-for-sale debt securities	620,365	193,385	420,998	5,982	620,365
Held-to-maturity debt securities	87,386	—	87,357	—	87,357
Equity securities with readily determinable fair values	111	—	111	—	111
Mortgage loans held for sale, at fair value	1,302	—	1,302	—	1,302
Consumer loans held for sale, at fair value	4,706	—	—	4,706	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,169	—	—	13,169	13,169
Loans, net	4,445,389	—	—	4,276,423	4,276,423
Federal Home Loan Bank stock	9,146	—	—	—	NA
Accrued interest receivable	13,572	—	2,462	11,110	13,572
Mortgage servicing rights	8,769	—	17,592	—	17,592
Rate lock loan commitments	2	—	2	—	2
Interest rate swap agreements	8,127	—	8,127	—	8,127

Liabilities:
Noninterest-bearing deposits	$1,908,768	$—	$1,908,768	$—	$1,908,768
Transaction deposits	2,398,853	—	2,398,853	—	2,398,853
Time deposits	230,224	—	223,912	—	223,912
Securities sold under agreements to repurchase and other short-term borrowings	216,956	—	216,956	—	216,956
Federal Home Loan Bank advances	95,000	—	93,044	—	93,044
Accrued interest payable	239	—	239	—	239
Interest rate swap agreements	8,127	—	8,127	—	8,127

12. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$1,302	$29,393
Origination of mortgage loans held for sale	15,942	100,661
Proceeds from the sale of mortgage loans held for sale	(16,630)	(119,212)
Net gain on sale of mortgage loans held for sale	420	2,460
Balance, end of period	$1,034	$13,302

The following table presents the components of Mortgage Banking income:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Net gain realized on sale of mortgage loans held for sale	$248	$2,733
Net change in fair value recognized on loans held for sale	(8)	(706)
Net change in fair value recognized on rate lock loan commitments	94	(962)
Net change in fair value recognized on forward contracts	86	1,395
Net gain recognized	420	2,460

Loan servicing income	870	865
Amortization of mortgage servicing rights	(490)	(668)
Change in mortgage servicing rights valuation allowance	—	—
Net servicing income recognized	380	197
Total Mortgage Banking income	$800	$2,657

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Balance, beginning of period	$8,769	$9,196
Additions	127	974
Amortized to expense	(490)	(668)
Change in valuation allowance	—	—
Balance, end of period	$8,406	$9,502

There was no valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2023 and 2022.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2023	December 31, 2022

Fair value of mortgage servicing rights portfolio	$16,554	$17,145
Monthly weighted average prepayment rate of unpaid principal balance*	125%	127%
Discount rate	10.22%	10.21%
Weighted average foreclosure rate	0.08%	0.10%
Weighted average life in years	7.64	7.54
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2023		December 31, 2022
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$1,005	$1,034	$1,265	$1,302

Included in other assets:
Rate lock loan commitments	$5,174	$96	$4,118	$2
Mandatory forward contracts	2,936	19	—	—

Included in other liabilities:
Mandatory forward contracts	—	—	4,009	67

13. INTEREST RATE SWAPS

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2023		December 31, 2022
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$50,941	$2,131	$40,032	$1,386
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	77,830	(4,721)	91,636	(6,742)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$128,771	$(2,590)	$131,668	$(5,356)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	77,830	4,721	91,636	6,742
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	50,941	(2,131)	40,032	(1,386)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$128,771	$2,590	$131,668	$5,356

Total		$257,542	$—	$263,336	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $590,000 and $560,000 as of March 31, 2023 and December 31, 2022.

14. EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022

Net income	$28,092	$28,350
Dividends declared on Common Stock:
Class A Shares	(6,581)	(6,081)
Class B Shares	(734)	(671)
Undistributed net income for basic earnings per share	20,777	21,598
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(21)	(27)
Undistributed net income for diluted earnings per share	$20,756	$21,571

Weighted average shares outstanding:
Class A Shares	17,776	17,980
Class B Shares	2,159	2,165
Effect of dilutive securities on Class A Shares outstanding	55	80
Weighted average shares outstanding including dilutive securities	19,990	20,225

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34
Undistributed earnings per share*	1.05	1.08
Total basic earnings per share - Class A Common Stock	$1.42	$1.42

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31
Undistributed earnings per share*	0.96	0.98
Total basic earnings per share - Class B Common Stock	$1.30	$1.29

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34
Undistributed earnings per share*	1.05	1.08
Total diluted earnings per share - Class A Common Stock	$1.42	$1.42

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31
Undistributed earnings per share*	0.95	0.98
Total diluted earnings per share - Class B Common Stock	$1.29	$1.29
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2023	2022

Antidilutive stock options	245,898	186,000
Average antidilutive stock options	245,898	175,000

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$5,205	$(21,249)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	5	24
Net gains (losses)	5,210	(21,225)
Tax effect	(1,305)	5,308
Net of tax	$3,905	$(15,917)

The following is a summary of the AOCI balances, net of tax:

		2023
(in thousands)	December 31, 2022	Change	March 31, 2023

Unrealized gain (loss) on AFS debt securities	$(32,934)	$3,900	$(29,034)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	955	5	960
Total unrealized gain (loss)	$(31,979)	$3,905	$(28,074)

		2022
(in thousands)	December 31, 2021	Change	March 31, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(15,935)	$(15,045)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	18	1,002
Total unrealized gain (loss)	$1,874	$(15,917)	$(14,043)

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended March 31, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$50,107	$2,087	$61	$52,255	$31,765	$8,622	$40,387	$92,642

Noninterest income:
Service charges on deposit accounts	3,288	11	—	3,299	—	—	—	3,299
Net refund transfer fees	—	—	—	—	10,807	—	10,807	10,807
Mortgage banking income (1)	—	—	800	800	—	—	—	800
Interchange fee income	3,006	—	—	3,006	45	—	45	3,051
Program fees (1)	—	—	—	—	707	2,534	3,241	3,241
Increase in cash surrender value of BOLI (1)	635	—	—	635	—	—	—	635
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Other	778	—	17	795	81	25	106	901
Total noninterest income	7,654	11	817	8,482	11,640	2,559	14,199	22,681

Total net revenue	$57,761	$2,098	$878	$60,737	$43,405	$11,181	$54,586	$115,323

Net-revenue concentration (2)	49%	2%	1%	52%	38%	10%	48%	100%

	Three Months Ended March 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$36,148	$4,515	$204	$40,867	$15,404	$6,896	$22,300	$63,167

Noninterest income:
Service charges on deposit accounts	3,219	13	—	3,232	(6)	—	(6)	3,226
Net refund transfer fees	—	—	—	—	12,051	—	12,051	12,051
Mortgage banking income (1)	—	—	2,657	2,657	—	—	—	2,657
Interchange fee income	3,012	—	—	3,012	58	—	58	3,070
Program fees (1)	—	—	—	—	727	3,127	3,854	3,854
Increase in cash surrender value of BOLI (1)	612	—	—	612	—	—	—	612
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Other	452	—	34	486	106	—	106	592
Total noninterest income	7,242	13	2,691	9,946	17,936	3,127	21,063	31,009

Total net revenue	$43,390	$4,528	$2,895	$50,813	$33,340	$10,023	$43,363	$94,176

Net-revenue concentration (2)	46%	5%	3%	54%	35%	11%	46%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check, direct deposit to the taxpayer’s personal bank account, or loaded to a prepaid card.

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

As of March 31, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Unsecured, consumer loans

The accounting policies used for Republic’s reportable segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2022 Annual Report on Form 10-K. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless reasonable and specific segment allocations can be made. The Company makes transactions among reportable segments at carrying value.

Segment information follows:

	Three Months Ended March 31, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$50,107	$2,087	$61	$52,255	$31,765	$8,622	$40,387	$92,642

Provision for expected credit loss expense	2,984	135	—	3,119	21,808	1,839	23,647	26,766

Net refund transfer fees	—	—	—	—	10,807	—	10,807	10,807
Mortgage banking income	—	—	800	800	—	—	—	800
Program fees	—	—	—	—	707	2,534	3,241	3,241
Contract termination fee	—	—	—	—	—	—	—	—
Legal settlement	—	—	—	—	—	—	—	—
Other noninterest income	7,654	11	17	7,682	126	25	151	7,833
Total noninterest income	7,654	11	817	8,482	11,640	2,559	14,199	22,681

Total noninterest expense	40,852	968	2,554	44,374	5,648	2,421	8,069	52,443

Income (loss) before income tax expense	13,925	995	(1,676)	13,244	15,949	6,921	22,870	36,114
Income tax expense (benefit)	3,082	223	(369)	2,936	3,541	1,545	5,086	8,022

Net income (loss)	$10,843	$772	$(1,307)	$10,308	$12,408	$5,376	$17,784	$28,092

Period-end assets	$4,974,002	$458,675	$13,421	$5,446,098	$511,150	$116,843	$627,993	$6,074,091

Net interest margin	4.07%	2.53%	NM	3.98%	NM	NM	NM	6.52%

Net-revenue concentration*	49%	2%	1%	52%	38%	10%	48%	100%

	Three Months Ended March 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$36,148	$4,515	$204	$40,867	$15,404	$6,896	$22,300	$63,167

Provision for expected credit loss expense	320	(401)	—	(81)	7,912	1,395	9,307	9,226

Net refund transfer fees	—	—	—	—	12,051	—	12,051	12,051
Mortgage banking income	—	—	2,657	2,657	—	—	—	2,657
Program fees	—	—	—	—	727	3,127	3,854	3,854
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	—	—	—	—
Other noninterest income	7,242	13	34	7,289	158	—	158	7,447
Total noninterest income	7,242	13	2,691	9,946	17,936	3,127	21,063	31,009

Total noninterest expense	38,227	952	2,690	41,869	5,145	1,567	6,712	48,581

Income before income tax expense	4,843	3,977	205	9,025	20,283	7,061	27,344	36,369
Income tax expense	468	904	45	1,417	4,906	1,696	6,602	8,019

Net income	$4,375	$3,073	$160	$7,608	$15,377	$5,365	$20,742	$28,350

Period-end assets	$4,984,918	$689,204	$28,573	$5,702,695	$552,101	$95,073	$647,174	$6,349,869

Net interest margin	2.90%	3.09%	NM	2.92%	NM	NM	NM	4.34%

Net-revenue concentration*	46%	5%	3%	54%	35%	11%	46%	100%

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the impact of bank failures and potential bank failures to the industry, the Bank’s deposit base and the FDIC’s deposit insurance fund;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;

●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the ability of the Company to remediate its material weaknesses in its internal control over financial reporting;
●	success in gaining regulatory approvals when required;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2022.

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

ACLL and Provision — As of March 31, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of March 31, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2023, Republic had 45 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Metropolitan Tampa, Florida — 7
●	Metropolitan Cincinnati, Ohio — 4
●	Metropolitan Nashville, Tennessee — 2

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family, residential real estate loans and HELOCs. In addition, the Bank originates HEALs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through its Consumer Direct channel are generally secured by owner-occupied collateral located outside of the Bank’s market footprint.

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

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $200,000 and $4,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all fifty states. The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

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

Correspondent Lending — The Bank began acquiring single family, first lien mortgage loans for investment through its Correspondent Lending channel during the first quarter of 2023. Correspondent Lending generally involves the Bank acquiring, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Premiums on loans held for investment acquired through the Correspondent Lending channel will be amortized into interest income on the level-yield method over the expected life of the loan. Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint.

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

With the assistance of an independent third-party, the MSRs asset is reviewed at least quarterly for impairment based on the fair value of the MSRs using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated life of the underlying loans serviced. The estimated life of the loans serviced is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSRs is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSRs would be expected to increase as prepayment speeds on the underlying loans would be expected to decline.

See additional detail regarding the Mortgage Banking segment under Footnote 12 “Mortgage Banking Activities” and Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)  Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. TRS also originated $98 million of ERAs during December 2022 related to tax returns that were anticipated to be filed during the first quarter 2023 tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2023 and 2022:

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

The ERA credit product is also a loan that allows a taxpayer to borrow funds as an advance of a portion of their tax refund. Unlike the RA product described immediately above, however, which is originated in conjunction with the filing of the taxpayer’s federal tax return, an ERA is originated prior to the filing of the taxpayer’s federal tax return and prior to the taxpayer receiving their year-end taxable income documentation, e.g., W-2. As such, the Company generally uses paystub information to estimate the tax refund and underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product related to the first quarter 2023 tax filing season had the following features:

●	Offered only during December 2022 and January 2023;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA occurs, including the failure to file a federal tax return through a Republic Tax Provider:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans.

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

 See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Cancelled Sale Transaction - As previously disclosed, Green Dot Corporation paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 related to the cancelled Sale Transaction.

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

 (V) Republic Credit Solutions segment

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states.

o	RCS’s LOC I represented the substantial majority of RCS activity during 2022 and 2023. Elastic Marketing, LLC and Elevate Decision Sciences, LLC, are third-party service providers for the product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

o	One of RCS’s existing third-party service providers, subject to the Bank’s oversight and supervision, provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

OVERVIEW (Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022)

Total Company net income for the first quarter of 2023 was $28.1 million, a $258,000, or 1%, decrease from the same period in 2022. Diluted EPS was $1.42 for first quarters of 2023 and 2022.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income increased $6.5 million, or 148%, for the first quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $14.0 million, or 39%, for the first quarter of 2023 compared to the same period in 2022.

●	Provision was a net charge of $3.0 million for the first quarter of 2023 compared to a net charge of $320,000 for the same period in 2022.

●	Noninterest income increased $412,000, or 6%, for the first quarter of 2023 compared to the same period in 2022.

●	Noninterest expense increased $2.6 million, or 7%, for the first quarter of 2023 compared to the same period in 2022.

●	Total Traditional Bank loans increased $310 million, or 8%, during the first quarter of 2023.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.34% as of March 31, 2023 compared to 0.37% as of December 31, 2022.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.13% as of March 31, 2023 compared to 0.16% as of December 31, 2022.

●	Total Traditional Bank deposits increased $158 million, or 3.91%, during the first quarter of 2023.

Warehouse Lending segment

●	Net income decreased $2.3 million, or 75%, for the first quarter of 2023 compared to the same period in 2022.

●	Net interest income decreased $2.4 million, or 54%, for the first quarter of 2023 compared to the same period in 2022.

●	The Warehouse Provision was a net charge of $135,000 for the first quarter of 2023 compared to a net credit of $401,000 for the same period in 2022.

●	Average committed Warehouse lines decreased to $1.0 billion in the first quarter of 2023 compared to $1.4 billion in the first quarter of 2022.

●	Average line usage was 31% during the first quarter of 2023 compared to 42% during the same period in 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $1.9 million, or 70%, during the first quarter of 2023 compared to the same period in 2022 due to a significant decline in volume.

Tax Refund Solutions segment

●	Net income decreased $3.0 million, or 19%, for the first quarter of 2023 compared to the same period in 2022. Net income for the first quarter of 2022 included a contract termination fee related to the cancelled Sale Transaction, which added approximately $3.8 million of after-tax net income to that quarter.

●	Net interest income increased $16.4 million, or 106%, for the first quarter of 2023 compared to the same period in 2022.

●	Total RA originations were $737 million during the first quarter of 2023 compared to $311 million for the first quarter of 2022.

●	Overall, TRS recorded a net charge to the Provision of $21.8 million during the first quarter of 2023 compared to a net charge to the Provision of $7.9 million for the same period in 2022.

●	Noninterest income decreased $6.3 million for the first quarter of 2023 compared to the same period in 2022. Noninterest income for the first quarter of 2022 included a pre-tax $5.0 million contract termination fee.

●	Net RT revenue decreased $1.2 million for the first quarter of 2023 compared to the same period in 2022.

●	Noninterest expense was $5.6 million for the first quarter of 2023 compared to $5.1 million for the same period in 2022.

Republic Credit Solutions segment

●	Net income was flat at $5.4 million for the first quarters of 2023 and 2022.

●	Net interest income increased $1.7 million, or 25%, for the first quarter of 2023 compared to the same period in 2022.

●	Overall, RCS recorded a net charge to the Provision of $1.8 million during the first quarter of 2023 compared to a net charge of $1.4 million for the same period in 2022.

●	Noninterest income decreased $568,000, or 18%, from the first quarter of 2022 to the first quarter of 2023.

●	Noninterest expense was $2.4 million for the first quarter of 2023 and $1.6 million for the same period in 2022.

●	Total nonperforming loans to total loans for the RCS segment was 0.70% as of March 31, 2023 compared to 0.70% as of December 31, 2022.

●	Delinquent loans to total loans for the RCS segment was 10.50% as of March 31, 2023 compared to 8.53% as of December 31, 2022.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022)

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

A large amount of the Company’s financial instruments tracks closely with, or is primarily indexed to, either the FFTR, Prime, or LIBOR. These rates trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during 2022 and the first three months of 2023 included the following:

Table 1 — Increases to the Federal Funds Target Rate during 2022 and 2023

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the second half of 2022 and the first quarter of 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they began to generally decline during the second half of 2022 and into 2023 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve. Further monetary tightening by the FOMC in the future will likely cause short-term interest rates to continue to increase. At this time, the future of long-term market interest rates remains uncertain. Increases in short-term market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $92.6 million during the first quarter of 2023 and represented an increase of $29.4 million, or 47%, from the first quarter of 2022. Total Company net interest margin increased to 6.52% during the first quarter of 2023 compared to 4.34% for the same period in 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $14.0 million, or 39%, for the first quarter of 2023 compared to the same period in 2022. Traditional Banking’s net interest margin was 4.07% for the first quarter of 2023, an increase of 117 basis points from the same period in 2022.

This increase in net interest income and the related expansion in NIM resulted primarily from the benefits of the Traditional Bank’s low-cost core deposit base and strong year-over-year growth in average loan balances. These benefits were partially offset by a decline in the Company’s average interest-earning cash balances, with these balances near more normal, historical levels during the first quarter of 2023 as the excess liquidity from the various government stimulus programs related to COVID continued to wane throughout the industry. The following highlights some of the more impactful items affecting net interest income during the quarter for the Traditional Bank.

●	Average Traditional Bank loans grew from $3.5 billion with a weighted-average yield of 3.95% during the first quarter of 2022 to $3.9 billion with a weighted average yield of 4.59% during the first quarter of 2023.

●	Average investments grew to $773 million with a weighted-average yield of 2.61% during the first quarter of 2023 from $606 million with a weighted-average yield of 1.39% for the first quarter of 2022.

●	Average interest-earning cash was $238 million with a weighted-average yield of 4.55% during the first quarter of 2023 compared to $858 million with a weighted-average yield of 0.20% for the first quarter of 2022.

●	The Traditional Bank’s cost of average total deposits, including the positive benefit of its average noninterest-bearing deposits, increased from 0.08% during the first quarter of 2022 to 0.47% for the first quarter of 2023.

As previously disclosed, short-term interest rates have risen dramatically since March of 2022 as a result of FOMC monetary actions. Short-term rates could further increase in the second quarter of 2023 as a result of continued monetary tightening by the FOMC. Over the past year, increases in short-term interest rates were generally favorable to the Traditional Bank’s net interest income and net interest margin primarily as a result of the substantial amount of immediately-repricing, interest-earning cash it maintained on its balance sheet and its ability to sustain a low cost of deposits in relation to the rising FFTR. During the third quarter of 2022, however, the Traditional Bank began to use its excess cash to fund a decline in deposit balances. This trend of declining interest-earning cash to fund decreasing deposit balances continued during the first quarter of 2023. In addition, during the first quarter of 2023, the Traditional Bank’s interest-bearing deposit costs began to increase more significantly during the latter part of the quarter due to customer pricing pressures.

As a result of the declining cash balances and the additional customer pricing pressures, the Bank began to experience a diminishing benefit to its net interest income and net interest margin with additional increases in the FFTR during the first quarter of 2023. Management also believes the Traditional Bank will experience some net interest margin compression on a linked quarter basis during the remainder of 2023 as any positive impacts to the Traditional Bank’s net interest income and net interest margin from any increase in short-term interest rates will likely be more than offset by the negative impact of lower interest-earning cash and deposit balances and the rising cost of interest-bearing deposits. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse Lending segment

Net interest income within the Warehouse segment decreased $2.4 million, or 54%, from the first quarter of 2022 to the first quarter of 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $585 million during the first quarter of 2022 to $330 million for the first quarter of 2023, as home-mortgage refinancing dipped from a significantly higher volume in early 2022. Driving this decrease in average outstanding balances was a decline in committed lines-of-credit to $1.0 billion as of March 31, 2023 from $1.4 billion as of March 31, 2022. Concurrent with the decline in committed lines of credit, the average usage rates for Warehouse lines decreased to 31% during the first quarter of 2023 from 42% for the first quarter of 2022.

The Warehouse net interest margin compressed 56 basis points from 3.09% during the first quarter of 2022 to 2.53% during the first quarter of 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022.

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

Tax Refund Solutions segment

Net interest income within the TRS segment was up $16.4 million from the first quarter of 2022 to the first quarter of 2023. Net interest income at TRS includes income from its prepaid card products as well as the income associated with its tax-related credit products.

The prepaid card product component of TRS drove a $3.1 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 3.82% for average prepaid card-related balances of $377 million during the first quarter of 2023 compared to 0.37% for average prepaid card-related balances of $397 million during the first quarter of 2022.

Related to the segment’s tax-related products, net interest income increased $13.3 million for the quarter. Loan-related interest and fees increased $18.0 million for the quarter and was driven primarily by a $426 million increase in RA origination volume, most of which resulted from a new contract with a large national tax preparation provider. This increase in loan revenue was partially offset by a $4.4 million increase to the segment’s net cost of funds as applied through its internal FTP.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $1.7 million, or 25%, from the first quarter of 2022 to the first quarter of 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product. Loan fees on this product, recorded as interest income on loans, increased $2.0 million from the first quarter of 2022 to the first quarter of 2023.

The impact of higher short-term interest rates to RCS during 2023 is expected to be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

The following table presents the average balance sheets for the three-month periods ended March 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$241,211	$2,700	4.48%	$861,822	$429	0.20%
Investment securities, including FHLB stock (1)	773,172	5,047	2.61	606,182	2,111	1.39
TRS Refund Advance loans (2)	249,378	31,405	50.37	84,557	13,444	63.60
RCS LOC products (2)	31,086	7,962	102.45	26,279	6,257	95.24
Other RPG loans (3) (6)	141,975	2,625	7.40	120,917	1,984	6.56
Outstanding Warehouse lines of credit (4) (6)	329,716	5,720	6.94	584,519	4,878	3.34
All other Core Bank loans (5) (6)	3,913,388	44,897	4.59	3,538,983	35,007	3.96

Total interest-earning assets	5,679,926	100,356	7.07	5,823,259	64,110	4.40

Allowance for credit loss	(83,195)			(69,287)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	295,905			354,165
Premises and equipment, net	32,232			35,460
Bank owned life insurance	102,004			99,532
Other assets (1)	186,169			180,913
Total assets	$6,213,041			$6,424,042

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,644,777	$1,742	0.42%	$1,692,120	$96	0.02%
Money market accounts	748,623	2,106	1.13	798,943	94	0.05
Time deposits	225,847	859	1.52	261,703	641	0.98
Reciprocal money market and time deposits	43,852	171	1.56	74,730	48	0.26

Total interest-bearing deposits	2,663,099	4,878	0.73	2,827,496	879	0.12

SSUARs and other short-term borrowings	202,910	248	0.49	300,169	28	0.04
Federal Home Loan Bank advances and other long-term borrowings	245,344	2,588	4.22	23,333	36	0.62

Total interest-bearing liabilities	3,111,353	7,714	0.99	3,150,998	943	0.12

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,089,162			2,312,233
Other liabilities	133,321			112,699
Stockholders’ equity	879,205			848,112
Total liabilities and stock-holders’ equity	$6,213,041			$6,424,042

Net interest income		$92,642			$63,167

Net interest spread			6.08%			4.28%

Net interest margin			6.52%			4.34%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $933,000 and $662,000 for the three months ended March 31, 2023 and 2022.
(4)	Interest income includes loan fees of $248,000 and $574,000 for the three months ended March 31, 2023 and 2022.
(5)	Interest income includes loan fees of $946,000 and $2.3 million for the three months ended March 31, 2023 and 2022.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended March 31, 2022
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$2,271	$(524)	$2,795
Investment securities, including FHLB stock	2,936	703	2,233
TRS Refund Advance loans	17,961	21,282	(3,321)
RCS LOC products	1,705	1,206	499
Other RPG loans	641	371	270
Outstanding Warehouse lines of credit	842	(2,786)	3,628
All other Core Bank loans	9,890	3,940	5,950
Net change in interest income	36,246	24,192	12,054

Interest expense:

Transaction accounts	1,646	(2)	1,648
Money market accounts	2,011	(7)	2,018
Time deposits	219	(98)	317
Reciprocal money market and time deposits	123	(27)	150
SSUARs and other short-term borrowings	220	(12)	232
Federal Home Loan Bank advances	2,552	1,581	971
Net change in interest expense	6,771	1,435	5,336

Net change in net interest income	$29,475	$22,757	$6,718

Provision

Total Company Provision was a net charge of $26.8 million for the first quarter of 2023 compared to a net charge of $9.2 million for the same period in 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2023 was a net charge of $3.0 million compared to a net charge of $320,000 for the first quarter of 2022. An analysis of the Provision for the first quarter of 2023 compared to the same period in 2022 follows:

●	The net charge during the first quarter of 2023 was primarily driven by the Day-1 Provision of $2.7 million for the acquired CBank non-PCD loans.

●	The remaining net charge of $295,000 to the Traditional Bank Provision was primarily from general formula reserves applied to $92 million of Traditional Bank legacy loan growth from December 31, 2022, to March 31, 2023, which excludes the loans acquired from the CBank acquisition.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.33% as of March 31, 2023 compared to 1.32% as of December 31, 2022 and 1.39% as of March 31, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of March 31, 2023.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $135,000 for the first quarter of 2023 compared to a net credit of $401,000 for the same period in 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $54 million during the first quarter of 2023 compared to a decrease of $160 million during the first quarter of 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2023, December 31, 2021, and March 31, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2023.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $21.8 million during the first quarter of 2023 compared to a net charge of $7.9 million for the same period in 2022. Substantially all TRS Provision in both periods was related to its RA product.

TRS recorded a charge to the Provision for RAs, including ERAs, of $22.0 million, or 2.98% of its $737 million in RAs originated during the first quarter of 2023 compared to a net charge to the Provision of $8.3 million, or 2.67% of its $311 million of RAs originated during the first quarter of 2022. The $13.7 million increase in Provision for the first quarter of 2023 was primarily due to the increased volume from the previously mentioned new contract with a large national tax preparation provider which generated approximately $462 million in new RA volume during the first quarter of 2023.

RAs related to a first quarter tax filing season are only originated during December of the previous year and the first two months of the current year. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be meaningfully different (higher or lower) than its March 31st estimate based on actual paydowns received during the second quarter. RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans. TRS’s loss rate as of June 30, 2022 was 2.85% of total originations and it finished 2022 with a RA loss rate of 2.20% of total RAs originated.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2023 and the first quarter of 2022, see section titled “OVERVIEW (Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $1.8 million during the first quarter of 2023 compared to a net charge to the Provision of $1.4 million for the same period in 2022. The increase in the Provision was driven primarily by a $450,000 increase in net charge-offs for RCS’s LOC II product. The $450,000, or 63%, increase in net charge-offs within the LOC II product was driven by a $6.3 million, or 126%, increase in average outstanding balances from the first quarter of 2022 to the first quarter of 2023.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 12.34% as of March 31, 2023, 13.73% as of December 31, 2022, and 13.63% as of March 31, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2023.

The following table presents net charges to the RCS Provision by product:

Table 4 — RCS Provision by Product

	Three Months Ended Mar. 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$1,825	$1,403	$422	30%
Healthcare receivables	14	(8)	22	NM
Total	$1,839	$1,395	$444	32%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2023	2022

ACLL at beginning of period	$70,413	$64,577

CBank Initial Recognition of ACLL	1,600	—

Charge-offs:

Traditional Banking:
Residential real estate	(6)	—
Consumer	(325)	(263)
Total Traditional Banking	(331)	(263)
Warehouse lines of credit	—	—
Total Core Banking	(331)	(263)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS commercial & industrial loans	—	—
Republic Credit Solutions	(3,099)	(2,673)
Total Republic Processing Group	(3,099)	(2,673)
Total charge-offs	(3,430)	(2,936)

Recoveries:

Traditional Banking:
Residential real estate	15	43
Commercial real estate	47	1
Commercial & industrial	90	9
Home equity	1	3
Consumer	101	89
Total Traditional Banking	254	145
Warehouse lines of credit	—	—
Total Core Banking	254	145

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	285	—
Other TRS commercial & industrial loans	—	362
Republic Credit Solutions	233	275
Total Republic Processing Group	518	637
Total recoveries	772	782

Net loan charge-offs	(2,658)	(2,154)

Provision - Core Banking	3,119	(74)
Provision - RPG	23,647	9,307
Total Provision	26,766	9,233
ACLL at end of period	$96,121	$71,656

Credit Quality Ratios - Total Company:

ACLL to total loans	2.01%	1.63%
ACLL to nonperforming loans	579	422
Net loan charge-offs to average loans	0.23	0.20

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.22%	1.20%
ACLL to nonperforming loans	356	303
Net loan charge-offs to average loans	0.01	0.01

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	March 31,
	2023	2022

Traditional Banking:
Residential real estate:
Owner occupied	—%	—%
Nonowner occupied	—	—
Commercial real estate	(0.01)	—
Construction & land development	—	—
Commercial & industrial	(0.09)	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	—	(0.01)
Consumer:
Credit cards	0.65	0.58
Overdrafts	95.97	90.70
Automobile loans	0.40	(0.03)
Other consumer	0.84	(0.26)
Total Traditional Banking	0.01	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	—
Other TRS commercial & industrial loans	NM	(1.16)
Republic Credit Solutions	10.14	2.62
Total Republic Processing Group	2.45	0.97
Total	0.23%	0.20%

*  Refund Advances are originated during the first two months of each year. In December 2022 and the first two weeks of 2023, ERAs were originated in relation to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax season. All RAs, including ERAs, are charged-off by June 30th of each year.

The Company’s net charge-offs to average total Company loans increased from 0.20% during the first quarter of 2022 to 0.23% during the first quarter of 2023, with net charge-offs increasing $504,000, or 23%, and average total Company loans increasing $310 million, or 7%. The increase in net charge-offs was primarily driven by a $468,000 increase in net charge-offs within the Company’s RCS operations, which has historically conducted higher-risk lending activities that the Company’s Core Banking operations. As previously noted above, the net charge-offs within the RCS division was primarily driven by an increase in the average outstanding balances for the RCS LOC II product. During the first quarters of 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $8.3 million during the first quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $412,000, or 6%, for the first quarter of 2023 compared to the same period in 2022. There were no notable increases within any particular noninterest income category for the Traditional Bank.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2023 and 2022 were $1.7 million and $1.6 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2023 and 2022 were $294,000 and $288,000.

Mortgage Banking segment

A significant rise in long-term interest rates during the first quarter of 2023 led to a significant slowdown in the origination and subsequent sale of mortgage loans into the secondary market. As a result, Mortgage Banking income decreased from $2.7 million during the first quarter of 2022 to $817,000 for the first quarter of 2023. For the first quarter of 2023, the Bank sold $17 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 1.74%. During the first two months of the first quarter of 2022, however, long-term interest rates were notably lower, driving secondary market loan sales of $119 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.29%.

With the FOMC ending its quantitative easing program and continuing to signal a more aggressive and hawkish approach to its monetary policies, Management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by high long-term interest rates and could experience further declines in mortgage banking income on a year-to-year basis.

Tax Refund Solutions segment

TRS’s noninterest income decreased $6.3 million, or 35%, during the first quarter of 2023 compared to the same period in 2022. The decrease in TRS noninterest income was primarily a result of the following factors:

●	As previously disclosed, RB&T received a $5.0 million contract termination fee during the first quarter of 2022 for the cancelled Sale Transaction.

●	Regarding TRS’s RT product, net RT revenue decreased 10% from $12.1 million during the first quarter of 2022 to $10.8 million during the same period in 2023. RT revenue for the first quarter of 2023 was negatively impacted by a general decline in overall RT demand across the industry.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2023 and the first quarter of 2022, see section titled “OVERVIEW (Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income decreased $568,000, or 18%, during the first quarter of 2023 compared to the same period in 2022, with program fees representing the entirety of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume from RCS’s installment loan product. Proceeds from the sale of RCS installment loan products totaled $210 million during the first quarter of 2023, a 18% decrease from the same period in 2022.

The following table presents RCS program fees by product:

Table 7 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$1,740	$1,188	$552	46%
Healthcare receivables	49	61	(12)	(20)
Installment loans*	745	1,878	(1,133)	(60)
Total	$2,534	$3,127	$(593)	(19)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $3.9 million, or 8%, during the first quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $2.6 million for the first quarter of 2023 compared to the same period in 2022. The most notable item driving this increase was $2.1 million of merger related expenses for the CBank acquisition.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $249 million in period-end cash and cash equivalents as of March 31, 2023 compared to $314 million as of December 31, 2022. Comparing average balances for the first quarters of 2023 and 2022, the Company had average interest-earning cash and cash equivalent balances of $241 million for the first quarter of 2023 compared to $554 million for the first quarter of 2022. The decline in average interest-earning cash balances from period to period was driven by a decrease in average deposits and an increase in average loan balances.

See Footnote 6 “Deposits” of Part I Item 1 “Financial Statements” for additional discussion regarding Deposits

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.48% during the first quarter of 2023 with a spot balance yield of 4.90% on March 31, 2023. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Republic’s investment portfolio increased $34 million from December 31, 2022 to March 31, 2023, driven by $50 million in portfolio purchases, $16 million of securities acquired in the CBank acquisition, and a $17 million increase in FHLB stock. These increases were offset by portfolio declines resulting from $54 million of calls and maturities of debt securities.

Table 8 — Loan Portfolio Composition

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$972,214	$911,427	$60,787	7%
Nonowner occupied	328,529	321,358	7,171	2
Commercial real estate	1,682,573	1,599,510	83,063	5
Construction & land development	167,829	153,875	13,954	9
Commercial & industrial	478,101	413,387	64,714	16
Lease financing receivables	73,270	10,505	62,765	597
Aircraft	184,344	179,785	4,559	3
Home equity	250,050	241,739	8,311	3
Consumer:
Credit cards	16,775	15,473	1,302	8
Overdrafts	775	726	49	7
Automobile loans	5,267	6,731	(1,464)	(22)
Other consumer	5,450	626	4,824	771
Total Traditional Banking	4,165,177	3,855,142	310,035	8
Warehouse lines of credit*	457,365	403,560	53,805	13
Total Core Banking	4,622,542	4,258,702	363,840	9

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	31,665	97,505	(65,840)	(68)
Other TRS commercial & industrial loans	8,327	51,767	(43,440)	(84)
Republic Credit Solutions	111,700	107,828	3,872	4
Total Republic Processing Group	151,692	257,100	(105,408)	(41)

Total loans**	4,774,234	4,515,802	258,432	6
Allowance for credit losses	(96,121)	(70,413)	(25,708)	37

Total loans, net	$4,678,113	$4,445,389	$232,724	5

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $258 million, or 6%, during the first quarter of 2022 to $4.8 billion as of March 31, 2023. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $310 million, or 8%, from December 31, 2022 to March 31, 2023. The following primarily drove the change in loan balances during the first quarter of 2023:

●	The Traditional Bank acquired loans and leases with a fair value of $216 million in connection with the CBank acquisition.

●	The Traditional Bank’s legacy CRE portfolio, which excludes the CRE loans acquired from CBank, grew $11 million, or 1%, during the first quarter of 2023, as the Traditional Bank experienced strong loan demand within its Corporate Lending, Private Banking and Commercial Real Estate divisions in its Louisville market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in mid to late 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, the Traditional Bank’s legacy residential real estate portfolio, which excludes the residential real estate loans acquired from CBank, increased $47 million during the first quarter of 2023. By comparison, these two portfolios declined by $3.7 million in total during the first quarter of 2022.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $54 million from December 31, 2022 to March 31, 2023. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

As previously discussed, additional increases in short-term interest rates and overall market rates are generally believed by management to be unfavorable to Warehouse’s client demand, likely leading to a reduction in average outstanding balances as higher long-term interest rates generally drive lower demand for Warehouse borrowings.

Tax Refund Solutions segment

Outstanding TRS loans decreased $109 million from December 31, 2022 to March 31, 2023 primarily reflecting the substantial paydown of ERAs originated during December 2022. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2022 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Republic Credit Solutions segment

Outstanding RCS loans increased $4 million from December 31, 2022 to March 31, 2023 primarily reflecting a $5.5 million increase in outstanding balances for RCS’s healthcare receivable products.

Allowance for Credit Losses

As of March 31, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $26 million from $70 million as of December 31, 2022 to $96 million as of March 31, 2023. As a percent of total loans, the total Company’s ACLL increased to 2.01% as of March 31, 2023 compared to 1.56% as of December 31, 2022. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $5 million to $55 million as of March 31, 2023 driven primarily by formula reserves tied to loan growth during the first quarter of 2023, a $2.7 million Day-1 Provision for the $214 million of non-PCD loans acquired from the CBank acquisition, and a $2 million Allowance for the PCD loans acquired from the CBank acquisition.

Warehouse Lending segment

The Warehouse ACLL increased to approximately $134,000, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2023 to December 31, 2022. As of March 31, 2023, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2023.

Tax Refund Solutions segment

TRS recorded a charge to the Provision for RA loans of $22.0 million, or 2.98% of its $737 million in RAs originated during the first quarter of 2023. This compares to a net charge to the Provision of $8.3 million, or 2.67% of its $311 million of RAs originated during the first quarter of 2022. The $13.5 million increase in Provision for the first quarter of 2023 was primarily due to the increased volume from the new contract with the large national tax preparer.

Including early season RAs originated during the fourth quarter of 2022, TRS had a total Allowance for RAs of $25.8 million as of March 31, 2023, representing 3.09% of all RAs originated related to the first quarter 2023 tax season. TRS’s loss rate as of June 30, 2022 was 2.85% of total originations and TRS finished 2022 with a final RA loss rate of 2.20% of total RAs originated.

RAs are only originated during December of the previous year and the first two months of the current year related to the first quarter tax season of a year. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be meaningfully different (higher or lower) than its March 31st estimate based on actual paydowns received during the second quarter. RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans.

Republic Credit Solutions segment

The RCS ACLL decreased $1 million from $15 million as of December 31, 2022 to $14 million as of March 31, 2023, with this decrease driven by a decrease in the RCS LOC II reserve percentage and a change in the RCS loan mix as the outstanding healthcare receivable spot balance increased and the RCS LOC spot balance decreased.

RCS maintained an ACLL for two distinct credit products offered as of March 31, 2023, including its line-of-credit products and its healthcare-receivables products. As of March 31, 2023, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 51.79% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and “PCD-Substandard” are considered “Classified.” Loans rated “Special Mention” or “PCD-Special Mention” are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $3 million during the first quarter of 2023, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first quarter of 2023.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 9 — Classified and Special Mention Loans

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	19,011	17,010	2,001	12
PCD - Substandard	3,650	1,498	2,152	144
Total Classified Loans	22,661	18,508	4,153	22

Special Mention	68,622	69,246	(624)	(1)
PCD - Special Mention	328	718	(390)	(54)
Total Special Mention Loans	68,950	69,964	(1,014)	(1)

Total Classified and Special Mention Loans	$91,611	$88,472	$3,139	4%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes loan modifications (formerly TDRs) totaling approximately $1 million and $2 million as of March 31, 2023 and December 31, 2022.

Nonperforming loans to total loans decreased to 0.35% at March 31, 2023 from 0.36% at December 31, 2022, as the total balance of nonperforming loans increased by $292,000, or 2%, while total loans increased $258 million, or 6%, during the first quarter of 2023. As presented in Tables 13 and 14 below, the decrease in nonperforming loans during 2023, including the nonaccrual loan component, was primarily driven by the improvement of $1 million of these loans, which returned to accrual status.

The ACLL to total nonperforming loans increased to 607% as of March 31, 2023 from 452% as of December 31, 2022, as the total ACLL increased $26 million, or 37%, and the balance of nonperforming loans increased by $292,000, or 2%. The driver of the increase in ACLL was primarily RAs originated through the Company’s TRS segment and, while the driver of the decrease in nonperforming loans primarily driven by the improvement of $1 million of these loans, which returned to accrual status during the first quarter of 2023.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2023	December 31, 2022

Loans on nonaccrual status*	$15,833	$15,562
Loans past due 90-days-or-more and still on accrual**	777	756
Total nonperforming loans	16,610	16,318
Other real estate owned	1,529	1,581
Total nonperforming assets	$18,139	$17,899

Credit Quality Ratios - Total Company:
ACLL to total loans	2.01%	1.56%
Nonaccrual loans to total loans	0.33	0.34
ACLL to nonaccrual loans	607	452
Nonperforming loans to total loans	0.35	0.36
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.30	0.31

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.22%	1.21%
Nonaccrual loans to total loans	0.34	0.37
ACLL to nonaccrual loans	356	332
Nonperforming loans to total loans	0.34	0.37
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.32	0.32
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 11 — Nonperforming Loan Composition

	March 31, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$13,046	1.34%	$13,388	1.47%
Nonowner occupied	76	0.02	117	0.04
Commercial real estate	1,568	0.09	1,001	0.06
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	904	0.36	815	0.34
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	33	0.63	31	0.46
Other consumer	206	3.78	210	33.55
Total Traditional Banking	15,833	0.38	15,562	0.40
Warehouse lines of credit	—	—	—	—
Total Core Banking	15,833	0.34	15,562	0.37

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	777	0.70	756	0.70
Total Republic Processing Group	777	0.51	756	0.29

Total nonperforming loans	$16,610	0.35%	$16,318	0.36%

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	122	$4,146	46	$7,052	2	$1,848	170	$13,046
Nonowner occupied	3	76	—	—	—	—	3	76
Commercial real estate	—	—	1	223	2	1,345	3	1,568
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	802	1	102	—	—	29	904
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	5	33	—	—	—	—	5	33
Other consumer	1	1	1	205	—	—	2	206
Total Traditional Banking	159	5,058	49	7,582	4	3,193	212	15,833
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	159	5,058	49	7,582	4	3,193	212	15,833

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	777	NM	777
Total Republic Processing Group	NM	—	—	—	—	777	NM	777

Total	159	$5,058	49	$7,582	4	$3,970	212	$16,610

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

Table 13 — Roll-forward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Nonperforming loans at the beginning of the period	$16,318	$20,552
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,669	1,607
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,015)	(4,799)
Principal balance paydowns of loans nonperforming at both period ends	(383)	(378)
Net change in principal balance of other loans nonperforming at both period ends*	21	(16)

Nonperforming loans at the end of the period	$16,610	$16,966
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Loans charged off	$—	$—
Loans transferred to OREO	—	—
Loan payoffs and paydowns	(770)	(4,595)
Loans returned to accrual status	(1,245)	(204)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,015)	$(4,799)

Based on the Bank’s review as of March 31, 2023, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.76% as of March 31, 2023 from 0.34% as of December 31, 2022. Core Bank delinquent loans to total Core Bank loans decreased to 0.12% as of March 31, 2023 from 0.14% as of December 31, 2022. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2023 and December 31, 2022 were on nonaccrual status.

Table 15 — Delinquent Loan Composition*

	March 31, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,711	0.48%	$4,834	0.53%
Nonowner occupied	—	—	—	—
Commercial real estate	602	0.04	604	0.04
Construction & land development	—	—	—	—
Commercial & industrial	—	—	177	0.04
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	63	0.03	175	0.07
Consumer:
Credit cards	30	0.18	55	0.36
Overdrafts	112	14.45	160	22.04
Automobile loans	13	0.25	11	0.16
Other consumer	6	0.11	44	7.03
Total Traditional Banking	5,537	0.13	6,060	0.16
Warehouse lines of credit	—	—	—	—
Total Core Banking	5,537	0.12	6,060	0.14

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	18,450	58.27	—	—
Other TRS commercial & industrial loans	406	4.88	—	—
Republic Credit Solutions	11,731	10.50	9,200	8.53
Total Republic Processing Group	30,587	20.16	9,200	3.58

Total delinquent loans	$36,124	0.76%	$15,260	0.34%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 16 — Roll-forward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Delinquent loans at the beginning of the period	$15,260	$13,465
Loans that became delinquent during the period - Refund Advances*	18,450	4,524
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,675	2,103
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,094)	(3,604)
Principal balance paydowns of loans delinquent at both period ends	(31)	(28)
Net change in principal balance of other loans delinquent at both period ends*	2,864	(245)
Delinquent loans at the end of period	$36,124	$16,215
*

RAs do not have a contractual due date but the Company considered a RA delinquent in 2022 and 2022 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

**	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 17 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2023	2022

Loans charged off	$(1)	$(1)
Refund Advances paid off or charged off	—	—
Loans transferred to OREO	—	—
Loan payoffs and paydowns	(510)	(3,418)
Loans paid current	(2,583)	(185)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,094)	$(3,604)

Collateral-Dependent Loans and Loan Modifications

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

A loan modification (formerly a TDR prior to the adoption of ASU 2022-02) is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s loan modifications involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate, and/or extending the maturity date of the debt. Nonaccrual loans modified as loan modifications remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as loan modifications are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. With the adoption of ASU 2022-02 in 2023, all loan modifications will now be recognized as collateral-dependent. As of March 31, 2023 there were $1 million collateral-dependent loan modifications.

Table 18 — Collateral-Dependent Loans and Troubled Debt Restructurings

(dollars in thousands)	December 31, 2022

Cashflow-dependent TDRs	$5,761
Collateral-dependent TDRs	6,265
Total TDRs	12,026
Collateral-dependent loans (which are not TDRs)	14,186
Total recorded investment in TDRs and collateral-dependent loans	$26,212

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans and loan modifications and Footnote 1 “Basis of Presentation and Summary of Significant Accounting Policies” for additional discussion regarding ASU 2022-02.

Deposits

Table 19 — Deposit Composition

(in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change

Core Bank:
Demand	$1,272,086	$1,336,082	$(63,996)	(5)%
Money market accounts	794,710	707,272	87,438	12
Savings	316,947	323,015	(6,068)	(2)
Reciprocal money market	123,486	28,635	94,851	331
Individual retirement accounts (1)	36,334	38,640	(2,306)	(6)
Time deposits, $250 and over (1)	46,687	54,855	(8,168)	(15)
Other certificates of deposit (1)	176,257	129,324	46,933	36
Reciprocal time deposits (1)	13,273	7,405	5,868	79
Total Core Bank interest-bearing deposits	2,779,780	2,625,228	154,552	6
Total Core Bank noninterest-bearing deposits	1,471,180	1,464,493	6,687	0
Total Core Bank deposits	4,250,960	4,089,721	161,239	4

Republic Processing Group:
Money market accounts	5,931	3,849	2,082	54
Total RPG interest-bearing deposits	5,931	3,849	2,082	54

Brokered prepaid card deposits	390,052	328,655	61,397	19
Other noninterest-bearing deposits	152,725	115,620	37,105	32
Total RPG noninterest-bearing deposits	542,777	444,275	98,502	22
Total RPG deposits	548,708	448,124	100,584	22

Total deposits	$4,799,668	$4,537,845	$261,823	6%
(1)	Includes time deposit

Total Bank deposits increased $262 million from December 31, 2022 to $4.8 billion as of March 31, 2023. Total Core Bank deposits increased by $161 million with the CBank acquisition resulting in $283 million of this growth. Core Bank legacy deposits, which excludes the deposits assumed from the CBank acquisition, decreased $122 million, or 3%, from December 31, 2022. Within the Core Bank’s legacy deposits, interest-bearing deposits decreased $28 million and noninterest-bearing deposits decreased $94 million.

The decline in Core Bank legacy deposits was a continuing trend from the second half of 2022. Management believes the net decrease in Core Bank interest-bearing deposits was generally due to clients’ responses to the low deposit beta the Bank maintained throughout 2022 and most of the first quarter of 2023. A deposit beta measures the change in the interest rates the Bank pays for its interest-bearing deposit accounts versus the change in the federal funds target rate, which is a public index the Bank generally uses to price its non-maturity, interest-bearing deposits. A low deposit beta would indicate that the Bank has not changed the interest rates it pays on deposit accounts to the same magnitude as the FOMC has changed the FFTR.

For most of the previous 12 months, the Bank has continued a general strategy to maintain a low deposit beta as part of its approach to increase its overall net interest margin and net interest income. In general, the Bank maintained a low deposit beta during this period by not applying across-the-board increases in rates to all its interest-bearing accounts as a result of increases to the FFTR. Instead, the Bank applied a nominal amount of the FFTR’s increases to products on an across-the-board basis and selectively applied larger rate increases for more price-sensitive commercial accounts. This strategy played a significant part in expanding the Core Bank’s net interest margin throughout 2022 and into the first quarter of 2023 as the Bank’s yield on its interest earning assets generally outpaced the cost of its interest-bearing liabilities as the FFTR increased. As a result of this strategy, however, the Bank did experience a decline in both personal and business account balances during the second half of 2022 and the first quarter of 2023 as some clients moved their funds to more attractive offerings outside of the Bank. In response to this deposit outflow, the Bank expects to begin marketing select deposit products during the second quarter of 2023, such as money market accounts and short-term certificates of deposit, with higher offering rates. Management is unsure if these offering rates will reverse the recent trend of deposit outflows. Regardless, Management does believe these higher offering rates will raise the Traditional Bank's overall cost of funds and begin to cause contraction to its net interest margin on a linked-quarter basis. This strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

In addition to the above, the Core Bank also experienced a $160 million decrease in its legacy noninterest-bearing deposits. Management believes two factors generally drove this overall decrease in noninterest-bearing deposits. The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane. Second, Management believes that the substantial increase in market interest rates caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash outside the Bank.

As a result of all the factors noted above, Management believes the Company is more likely to experience slower overall growth and possibly, a continued decline in its deposits over the foreseeable future.

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

SSUARs decreased $82 million, or 39%, during the first three months of 2023 to $131 million as of March 31, 2023. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

As it did with interest-bearing deposits, the Bank generally maintained a low beta strategy with its SSUARs over the past 12 months. As a result of this strategy, the Bank experienced a decline in SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. As was noted with deposits, the Bank expects to market more attractive offering rates to its clients during the second quarter of 2023 and could do the same for its SSUAR clients. This strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $108 million as of March 31, 2023 compared to $95 million as of December 31, 2022 and $20 million as of March 31, 2022. Approximately $88 million of these borrowings were overnight in nature as of March 31, 2023 compared to $75 million as of December 31, 2022. The Company has utilized FHLB advances over the past year to fund its deposit outflow and overall loan growth. As of March 31, 2023, the Company’s $108 million of FHLB advances had a weighted-average maturity of 0.93 years and a weighted-average cost of 4.31%.

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

See Footnote 13 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets, primarily in the form of cash, cash equivalents, and unencumbered investment securities. Funding and cash flows can also be realized through deposit product promotions, the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities, and proceeds realized from loans held for sale.

Table 20 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	March 31, 2023	December 31, 2022

Cash and cash equivalents	$249,289	$313,689
Unencumbered debt securities	479,296	438,052
Total liquid assets	728,585	751,741

Available borrowing capacity with the FHLB	929,688	899,362
Available borrowing capacity through unsecured credit lines	125,000	125,000
Total available borrowing capacity	1,054,688	1,024,362

Total liquid assets and available borrowing capacity	$1,783,273	$1,776,103

The Bank had a loan to deposit ratio (excluding brokered deposits) of 99% as of March 31, 2023 and 100% as of December 31, 2022. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As noted in the sections above titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings”, the Bank implemented a general strategy during the last 12 months to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, however, the Bank did experience a decline in both personal and business deposit balances and SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. In response to this deposit outflow, the Bank expects to begin marketing select deposit products during the second quarter of 2023, such as money market accounts and short-term certificates of deposit, with higher offering rates. Management is unsure if these offering rates will reverse the recent trend of deposit outflows. Regardless, Management does believe these higher offering rates will raise the Traditional Bank's overall cost of funds and begin to cause contraction to its net interest margin on a linked-quarter basis. This strategy is subject to change depending upon several factors including, but not limited to, the Bank’s overall current and projected liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of March 31, 2023, the Bank had approximately $915 million in deposits from 194 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. Total uninsured deposits for the Bank were $1.8 billion, or 38%, of total deposits as of March 31, 2023. The 20 largest non-sweep deposit relationships represented approximately $282 million, or 6%, of the Company’s total deposit balances as of as of March 31, 2023. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of March 31, 2023 and December 31, 2022, these pledged investment securities had a fair value of $134 million and $218 million.

Capital

Total stockholders’ equity increased from $857 million as of December 31, 2022 to $882 million as of March 31, 2023. The increase in stockholders’ equity was primarily attributable to net income earned during 2023 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of April 1, 2023, RB&T could, without prior approval, declare dividends of approximately $107 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.15% as of March 31, 2023 compared to 13.41% as of December 31, 2022. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 21 — Capital Ratios (1)

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$933,317	17.18%	$941,865	17.92%
Republic Bank & Trust Company	894,843	16.48	904,592	17.23

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$869,187	16.00%	$877,735	16.70%
Republic Bank & Trust Company	826,672	15.23	840,462	16.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$869,187	16.00%	$877,735	16.70%
Republic Bank & Trust Company	826,672	15.23	840,462	16.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$869,187	14.74%	$877,735	14.81%
Republic Bank & Trust Company	826,672	13.30	840,462	14.09

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points and 10 basis points lower than those presented in the table above as of March 31, 2023 and December 31, 2022.

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

As of March 31, 2023, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2023 and ending March 31, 2024 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 22 — Bank Interest Rate Sensitivity

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2023	(2.0)%	(1.1)%	0.7%	1.4%	2.1%
% Change from base net interest income as of December 31, 2022	(2.8)%	(0.6)%	1.8%	3.7%	5.7%

The most material changes noted for the Bank’s interest rate sensitivity projections from December 31, 2022 to March 31, 2023 occurred in the up-rate scenarios, while the down-rate scenarios reflected modest changes.

The period-to-period declines in the up-rate scenarios were generally tied to two main factors. First, the Company’s average interest-earning cash balances further declined from December to March. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its immediately repricing interest-earning cash, decreased. Second, the Company increased its assumed deposit betas from December to March in anticipation of a more competitive deposit gathering and retention environment. These higher deposit betas resulted in higher projected costs for the Company’s interest-bearing deposits in a rising rate environment.

For further discussion of interest-bearing deposit betas, see section titled “Deposits” in this Form 10-Q.

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

With limited exception, the LIBOR Law generally covers legacy LIBOR contracts with no or inadequate fallback provisions. Additionally, under the LIBOR Law, the Board of Governors of the Federal Reserve System (the “FRB Board”) issued final regulations in December 2022 that included the selection of an FRB Board-Selected Benchmark Replacement based on SOFR and incorporates an applicable tenor spread adjustment and identification of any related conforming changes.

As of March 31, 2023, the Company had approximately $421 million of legacy assets that reference LIBOR, with short-term Warehouse loans representing $6 million of these assets, investment securities representing $62 million, and commercial and mortgage loans primarily making up the remainder. As of March 31, 2023, of the Bank’s legacy assets that reference LIBOR, approximately $416 million of those assets were scheduled to mature after June 30, 2023. These amounts exclude derivative assets and liabilities on the Company’s consolidated balance sheet. As of March 31, 2023, the notional amount of the Company’s LIBOR-referenced interest rate derivative contracts was approximately $178 million, with $178 million of such notional amount scheduled to mature after June 30, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three months ended March 31, 2023 Compared to Three months ended March 31, 2022.”)

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were not effective as of the end of the period covered by this report because of material weaknesses in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting in “Item 9A. Controls and Procedures” in its Annual Report on Form 10-K for the year ended December 31, 2022.

In addition, other than the measures described below taken in response to the material weaknesses, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Material Weakness Remediation Efforts

The Company has commenced the implementation of some remediation measures with respect to the material weaknesses as outlined in its Annual Report on Form 10-K for the year ended December 31, 2022. As part of its remediation efforts for one of its material weaknesses, Management enhanced its internal monthly financial reporting during the first quarter of 2023 to provide a more detailed yield analysis at the product level for the performance of each RCS product. In addition, the Company has begun the planning process for those remediation measures that have not yet been implemented. Management cannot determine when all its remediation plans will be fully completed, and Management cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the risk factors discussed below and in Republic’s 2022 Form 10-K, which could materially affect the Company’s business, financial condition and results of operations in the future.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations. Recent bank failures and their related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, bank holding companies for regional, and community banks. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk and earnings risks in times of financial distress. A significant factor in the two recent bank failures that occurred during the first quarter of 2023 appears to have been the proportion of the deposits held by each institution that exceeded FDIC insurance limits. In these two failures, the estimated percentage of uninsured deposits to total deposits, as previously disclosed, were at, or approaching, 90%. In response to these failures, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).

Uninsured deposits historically have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 38% of its total deposits as of March 31, 2023, were uninsured as they were above the FDIC’s insurance limit. If a significant portion of these uninsured deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, RB&T may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates.

We may experience additional increases in FDIC insurance assessments. The FDIC deposit insurance fund has recently incurred losses with the resolution of bank failures during the first quarter of 2023. As a result, the FDIC has announced that it intends to publish a notice of proposed rulemaking for a special assessment in May 2023. It is possible that our regular deposit insurance assessment rates, which were already expected to increase significantly during 2023 over 2022, will further increase should the FDIC alter its assessment rate schedule or calculation methodology for financial institutions as a result of these recent bank failures. Although we cannot predict the specific timing and terms of any special assessment or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2023 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	490,000
February 1 - February 28	—	—	—	490,000
March 1 - March 31	—	—	—	490,000
Total	—	$—	—	490,000

The Company did not repurchase any of its shares during the first quarter of 2023. In addition, in connection with employee stock awards, there were 3,057 shares withheld upon exercise of stock options to satisfy the withholding taxes. On October 25, 2022, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 500,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2023, the Company had 490,000 shares which could be repurchased under its current share repurchase programs.

During the first quarter of 2023, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 5, 2023	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair (Principal Executive Officer)

Principal Financial Officer:

Date: May 5, 2023	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer (Principal Financial Officer)