Form 10-Q
period 2023-06-30
REPUBLIC BANCORP INC /KY/
filed 2023-08-04
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2023 was 17,386,257 and 2,156,662.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBank Agreement	Agreement and Plan of Merger between Republic Bancorp, Inc., CBank, and RB&T
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
Lawsuit	The lawsuit the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
Settlement Agreement	The agreement between the Bank and Green Dot that settled the Lawsuit filed by the Bank against Green Dot
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRS Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS

Cash and cash equivalents	$241,967	$313,689
Available-for-sale debt securities, at fair value (amortized cost of $645,968 in 2023 and $663,003 in 2022, allowance for credit losses of $0 in 2023 and 2022)	604,150	620,365
Held-to-maturity debt securities (fair value of $101,190 in 2023 and $87,357 in 2022, allowance for credit losses of $10 in 2023 and $10 in 2022)	101,966	87,386
Equity securities with readily determinable fair value	122	111
Mortgage loans held for sale, at fair value	4,038	1,302
Consumer loans held for sale, at fair value	5,757	4,706
Consumer loans held for sale, at the lower of cost or fair value	15,787	13,169
Loans (loans carried at fair value of $0 in 2023 and $2 in 2022)	5,053,142	4,515,802
Allowance for credit losses	(72,202)	(70,413)
Loans, net	4,980,940	4,445,389
Federal Home Loan Bank stock, at cost	29,395	9,146
Premises and equipment, net	33,840	31,978
Right-of-use assets	34,939	37,017
Goodwill	40,516	16,300
Other real estate owned	1,478	1,581
Bank owned life insurance	102,521	101,687
Low-income housing tax credit investments	77,426	75,324
Other assets and accrued interest receivable	94,937	76,393

TOTAL ASSETS	$6,369,779	$5,835,543

LIABILITIES

Deposits:
Noninterest-bearing	$1,854,907	$1,908,768
Interest-bearing	2,874,374	2,629,077
Total deposits	4,729,281	4,537,845

Securities sold under agreements to repurchase and other short-term borrowings	92,093	216,956
Operating lease liabilities	35,721	37,809
Federal Home Loan Bank advances	520,000	95,000
Low-income housing tax credit obligations	55,998	43,609
Other liabilities and accrued interest payable	49,715	47,711

Total liabilities	5,482,808	4,978,930

Commitments and contingent liabilities (Footnote 10)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,449,709 shares (2023) and 17,584,928 shares (2022) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,156,662 shares (2023) and 2,159,495 shares (2022) issued and outstanding	4,617	4,648
Additional paid in capital	142,462	141,694
Retained earnings	771,260	742,250
Accumulated other comprehensive (loss) income	(31,368)	(31,979)

Total stockholders’ equity	886,971	856,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,369,779	$5,835,543

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME:

Loans, including fees	$72,200	$48,498	$164,809	$110,068
Taxable investment securities	4,784	2,688	9,387	4,747
Federal Home Loan Bank stock and other	2,070	1,716	5,214	2,197
Total interest income	79,054	52,902	179,410	117,012

INTEREST EXPENSE:

Deposits	11,216	945	16,094	1,824
Securities sold under agreements to repurchase and other short-term borrowings	174	49	422	77
Federal Home Loan Bank advances	3,135	94	5,723	130
Total interest expense	14,525	1,088	22,239	2,031

NET INTEREST INCOME	64,529	51,814	157,171	114,981

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	6,139	3,705	32,905	12,931

NET INTEREST INCOME AFTER PROVISION	58,390	48,109	124,266	102,050

NONINTEREST INCOME:

Service charges on deposit accounts	3,527	3,363	6,826	6,589
Net refund transfer fees	4,479	3,950	15,286	16,001
Mortgage banking income	907	1,763	1,707	4,420
Interchange fee income	3,419	3,461	6,470	6,531
Program fees	3,739	3,885	6,980	7,739
Increase in cash surrender value of bank owned life insurance	689	623	1,324	1,235
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—
Net losses on other real estate owned	(52)	(52)	(105)	(105)
Contract termination fee	—	—	—	5,000
Legal settlement	—	13,000	—	13,000
Other	1,215	576	2,116	1,168
Total noninterest income	19,651	30,569	42,332	61,578

NONINTEREST EXPENSE:

Salaries and employee benefits	30,764	28,896	60,725	58,208
Technology, equipment, and communication	6,920	7,229	14,148	14,443
Occupancy	3,591	3,224	6,997	6,664
Marketing and development	2,513	1,720	4,087	3,068
FDIC insurance expense	724	399	1,361	818
Interchange related expense	1,350	1,264	2,849	2,381
Legal and professional fees	829	804	1,890	2,169
Merger expense	127	—	2,200	—
Other	4,715	4,120	9,719	8,486
Total noninterest expense	51,533	47,656	103,976	96,237

INCOME BEFORE INCOME TAX EXPENSE	26,508	31,022	62,622	67,391
INCOME TAX EXPENSE	5,456	6,675	13,478	14,694
NET INCOME	$21,052	$24,347	$49,144	$52,697

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.07	$1.23	$2.50	$2.65
Class B Common Stock	0.98	1.12	2.27	2.41

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.07	$1.22	$2.50	$2.64
Class B Common Stock	0.98	1.11	2.27	2.40

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$21,052	$24,347	$49,144	$52,697

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on AFS debt securities	(4,418)	(10,133)	787	(31,382)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	28	(15)	33	9
Total other comprehensive income (loss) before income tax	(4,390)	(10,148)	820	(31,373)
Income tax benefit (expense) related to items of other comprehensive income	1,096	2,537	(209)	7,845
Total other comprehensive income (loss), net of tax	(3,294)	(7,611)	611	(23,528)

COMPREHENSIVE INCOME	$17,758	$16,736	$49,755	$29,169

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2023	17,598	2,160	$4,648	$142,601	$763,027	$(28,074)	$882,202

Net income	—	—	—	—	21,052	—	21,052
Net change in AOCI	—	—	—	—	—	(3,294)	(3,294)
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,537)	—	(6,537)
Class B Shares ($0.340 per share)	—	—	—	—	(733)	—	(733)
Stock options exercised, net of shares withheld	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Shares	3	(3)	(1)	(99)	—	—	(100)
Repurchase of Class A Common Stock	(156)	—	(33)	(1,131)	(5,549)	—	(6,713)
Net change in notes receivable on Class A Common Stock	—	—	—	(84)	—	—	(84)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	116	—	—	116
Designated key employees	—	—	—	238	—	—	238
Employee stock purchase plan - Class A Common Stock	5	—	1	201	—	—	202
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	(39)	—	—	(39)
Restricted stock	(5)	—	2	453	—	—	455
Stock options	—	—	—	206	—	—	206

Balance, June 30, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

	Three Months Ended June 30, 2022

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2022	17,834	2,165	$4,703	$140,795	$710,120	$(14,043)	$841,575

Net income	—	—	—	—	24,347	—	24,347
Net change in AOCI	—	—	—	—	—	(7,611)	(7,611)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(6,047)	—	(6,047)
Class B Shares ($0.310 per share)	—	—	—	—	(670)	—	(670)
Stock options exercised and equity awards vested, net of shares withheld	3	—	2	88	—	—	90
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Repurchase of Class A Common Stock	(215)	—	(43)	(1,384)	(7,409)	—	(8,836)
Net change in notes receivable on Class A Common Stock	—	—	—	(42)	—	—	(42)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	82	—	—	82
Designated key employees	—	—	—	178	—	—	178
Employee stock purchase plan - Class A Common Stock	3	—	1	163	—	—	164
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	—	—	—	447	—	—	447
Stock options	—	—	—	151	—	—	151

Balance, June 30, 2022	17,629	2,161	$4,663	$140,516	$720,341	$(21,654)	$843,866

	Six Months Ended June 30, 2023
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	49,144	—	49,144
Net change in AOCI	—	—	—	—	—	611	611
Dividends declared on Common Stock:
Class A Shares ($0.748 per share)	—	—	—	—	(13,118)	—	(13,118)
Class B Shares ($0.680 per share)	—	—	—	—	(1,467)	—	(1,467)
Stock options exercised, net of shares withheld	—	—	(1)	(183)	—	—	(184)
Conversion of Class B to Class A Common Shares	3	(3)	—	—	—	—	—
Repurchase of Class A Common Stock	(156)	—	(34)	(1,131)	(5,549)	—	(6,714)
Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	4	—	—	226	—	—	226
Designated key employees	7	—	—	459	—	—	459
Employee stock purchase plan - Class A Common Stock	9	—	2	363	—	—	365
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	(3)	—	2	626	—	—	628
Stock options	—	—	—	408	—	—	408

Balance, June 30, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

	Six Months Ended June 30, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	52,697	—	52,697
Net change in AOCI	—	—	—	—	—	(23,528)	(23,528)
Dividends declared on Common Stock:
Class A Shares ($0.682 per share)	—	—	—	—	(12,128)	—	(12,128)
Class B Shares ($0.620 per share)	—	—	—	—	(1,341)	—	(1,341)
Stock options exercised and equity awards vested, net of shares withheld	3	—	2	40	—	—	42
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Repurchase of Class A Common Stock	(215)	—	(43)	(1,384)	(7,409)	—	(8,836)
Net change in notes receivable on Class A Common Stock	—	—	—	18	—	—	18
Deferred compensation - Class A Common Stock:
Directors	6	—	—	211	—	—	211
Designated key employees	—	—	—	357	—	—	357
Employee stock purchase plan - Class A Common Stock	7	—	2	325	—	—	327
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	76	—	—	76
Restricted stock	8	—	—	610	—	—	610
Stock options	—	—	—	307	—	—	307

Balance, June 30, 2022	17,629	2,161	$4,663	$140,516	$720,341	$(21,654)	$843,866

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$49,144	$52,697
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	2,834	1,496
Net accretion and amortization on loans	(1,480)	(2,220)
Unrealized and realized losses on equity securities with readily determinable fair value	(10)	190
Depreciation of premises and equipment	3,269	4,029
Amortization of mortgage servicing rights	974	1,248
Provision for on-balance sheet exposures	32,905	12,931
Provision for off-balance sheet exposures	280	48
Net gain on sale of mortgage loans held for sale	(959)	(3,919)
Origination of mortgage loans held for sale	(29,890)	(162,150)
Proceeds from sale of mortgage loans held for sale	28,113	186,971
Net gain on sale of consumer loans held for sale	(5,543)	(6,265)
Origination of consumer loans held for sale	(469,626)	(527,996)
Proceeds from sale of consumer loans held for sale	471,500	525,709
Writedowns of other real estate owned	105	105
Deferred compensation expense - Class A Common Stock	685	568
Stock-based awards and ESPP expense - Class A Common Stock	1,060	1,042
Increase in cash surrender value of bank owned life insurance	(1,324)	(1,235)
Gain from death benefits in excess of cash surrender value of BOLI	(1,728)	—
Net change in other assets and liabilities:
Accrued interest receivable	(2,585)	5
Accrued interest payable	629	3
Other assets	(9,184)	1,718
Other liabilities	(4,276)	9,602
Net cash provided by operating activities	64,893	94,577
INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	(40,970)	—
Purchases of available-for-sale debt securities	(40,000)	(189,820)
Purchases of held-to-maturity debt securities	(25,000)	—
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	73,554	33,340
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	10,420	11,330
Net change in outstanding warehouse lines of credit	(136,000)	253,872
Net change in other loans	(213,857)	(130,331)
Purchase of Federal Home Loan Bank stock	(20,249)	—
Investments in low-income housing tax partnerships	7,389	(5,509)
Net purchases of premises and equipment	(3,531)	(1,842)
Proceeds of principal and earnings from bank-owned life insurance	2,218	—
Net cash used in investing activities	(386,026)	(28,960)
FINANCING ACTIVITIES:
Net change in deposits	(30,242)	(13,472)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(124,863)	12,348
Payments of Federal Home Loan Bank advances	(88,000)	(25,000)
Proceeds from Federal Home Loan Bank advances	513,000	20,000
Repurchase of Class A Common Stock	(6,714)	(8,836)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	341	278
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(184)	42
Cash dividends paid	(13,927)	(12,805)
Net cash (used in) provided by financing activities	249,411	(27,445)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(71,722)	38,172
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,689	756,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,967	$795,143
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$21,610	$2,028
Income taxes	17,124	8,677
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$200	$1,459
New unfunded obligations in low-income-housing investments	—	10,100
Right-of-use assets recorded	1,050	4,956

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2023 and 2022 AND DECEMBER 31, 2022 (UNAUDITED)

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible. In May 2023, the Company’s Board of Directors voted to dissolve the Company’s Captive. The dissolution of the Captive is expected to occur during the second half of 2023.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2022.

As of June 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2023, Republic had 45 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 2
●	Metropolitan Nashville — 2

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. In 2023, the Company also considered a RA, related to the first quarter 2023 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. For the ERA product originated in December of 2022 and January 2023, the Company considered it delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans, unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

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

Settlement of Lawsuit Against Green Dot - As previously disclosed, on June 3, 2022, the Bank and Green Dot entered into the Settlement Agreement to fully resolve the Lawsuit that the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021. The Lawsuit arose from Green Dot’s inability to consummate the Sale Transaction contemplated in the TRS Purchase Agreement through which Green Dot would purchase all of the assets and operations of the Bank’s Tax Refund Solutions business.

In accordance with the Settlement Agreement, on June 6, 2022, Green Dot paid $13.0 million to the Bank, which was in addition to a $5.0 million termination fee that Green Dot paid to the Bank during the first quarter of 2022 under the terms of the TRS Purchase Agreement. On June 6, 2022, the Bank and Green Dot filed a stipulation of dismissal of the Lawsuit with the Delaware Court of Chancery, which was effective to dismiss the Lawsuit when filed.

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

The Bank sells participation interests in this product. These participations sold represent a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

The Bank sells participation interests in this product. These participations sold represent a 95% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

The following ASUs were adopted by the Company during the six months ended June 30, 2023:

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

Accounting Standards Update

The following not-yet-effective ASUs are considered relevant to the Company’s financial statements.

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

2023-03

Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock (SEC Update)

This ASU amends the FASB Accounting Standards Codification™ for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock.

			Upon addition to the FASB Codification.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2023-02	Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)

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

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by CBank, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, recast adjustments to those previously reported preliminary fair values, and the expected fair values of those assets and liabilities as recorded by the Company. As provided for under GAAP, management has up to 12 months following the date of acquisition to finalize the fair values of the acquired assets and assumed liabilities. The preliminary fair value adjustments and the preliminary resultant fair values shown in the following table continue to be evaluated by management and may be subject to further recast adjustments.

	March 15, 2023
	As Previously Reported			As Recasted

	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by CBank	Adjustments (1)		Adjustments (1)		by Republic

Assets acquired:

Cash and cash equivalents	$10,030	$—		$—		$10,030
Investment securities	16,463	(4)	a	(65)	a	16,394
Loans	221,707	(4,219)	b	(150)	b	217,338
Allowance for loan and lease losses	(2,953)	1,353	c	1,391	c, j	(209)
Loans, net	218,754	(2,866)		1,241		217,129
Goodwill	954	(954)	d	—		—
Core deposit intangible	—	2,844	e	—		2,844
Premises and equipment, net	162	35	f	(24)	f	173
Other assets and accrued interest receivable	7,067	(320)	g	—		6,747

Total assets acquired	$253,430	$(1,265)		$1,152		$253,317

Liabilities assumed:

Deposits:
Noninterest-bearing	$42,160	$—		$—		$42,160
Interest-bearing	179,487	31	h	—		179,518
Total deposits	221,647	31		—		221,678

Other liabilities and accrued interest payable	4,709	96	i	50	i	4,855

Total liabilities assumed	226,356	127		50		226,533

Net assets acquired	$27,074	$(1,392)		$1,102		26,784

Cash consideration paid						(51,000)

Goodwill						$24,216

(1)	The Company’s acquisition of CBank closed on March 15, 2023. The fair value adjustments reported are preliminary estimates based on information obtained subsequent to March 15, 2023 and through June 30, 2023. Management is continuing to evaluate each of its estimates and may provide additional recast adjustments in future periods based on this continuing evaluation. To the extent that additional recast adjustments are posted in future periods, the resultant fair values and the amount of goodwill recorded by the Company will change.

Explanation of fair value and recast adjustments:

a.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the investment securities.
b.	Adjustments to loans to reflect estimated fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustments to the Allowance reflect the fair value adjustment to eliminate the acquiree’s recorded allowance for loan losses and other fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
d.	Adjustment reflects the fair value adjustment to eliminate the recorded goodwill.
e.	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
f.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment, net.
g.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other assets and accrued interest receivable.
h.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
i.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other liabilities and accrued interest payable.
j.	Adjustment reflects a change in estimated fair value based upon further evaluation of PCD loans, including cash payments received subsequent to the date of acquisition.

Goodwill of approximately $24 million, which is the excess of the merger consideration over the fair value of net assets acquired, was recorded in the CBank acquisition and is the result of expected operational synergies and other factors. This goodwill is all attributable to the Company’s Traditional Banking segment and is expected to be deductible for tax purposes.

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$431,450	$—	$(24,093)	$—	$407,357
Private label mortgage-backed security	671	1,317	—	—	1,988
Mortgage-backed securities - residential	183,843	13	(17,569)	—	166,287
Collateralized mortgage obligations	24,222	30	(1,505)	—	22,747
Corporate bonds	2,012	13	—	—	2,025
Trust preferred security	3,770	—	(24)	—	3,746
Total available-for-sale debt securities	$645,968	$1,373	$(43,191)	$—	$604,150

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,333	$1	$(25,193)	$—	$411,141
Private label mortgage-backed security	843	1,284	—	—	2,127
Mortgage-backed securities - residential	189,312	16	(17,455)	—	171,873
Collateralized mortgage obligations	22,774	21	(1,427)	—	21,368
Corporate bonds	10,000	1	—	—	10,001
Trust preferred security	3,741	114	—	—	3,855
Total available-for-sale debt securities	$663,003	$1,437	$(44,075)	$—	$620,365

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
June 30, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$90,000	$—	$(725)	$89,275	$—
Mortgage-backed securities - residential	26	—	(1)	25	—
Collateralized mortgage obligations	6,845	50	(134)	6,761	—
Corporate bonds	4,980	25	—	5,005	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$101,976	$75	$(861)	$101,190	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$75,000	$106	$—	$75,106	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	7,270	54	(148)	7,176	—
Corporate bonds	4,974	—	(49)	4,925	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$87,396	$160	$(199)	$87,357	$(10)

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2023 and 2022, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2023 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
June 30, 2023 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$139,768	$136,180	$125	$125
Due from one year to five years	293,694	273,202	94,980	94,279
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,770	3,746	—	—
Private label mortgage-backed security	671	1,988	—	—
Mortgage-backed securities - residential	183,843	166,287	26	25
Collateralized mortgage obligations	24,222	22,747	6,845	6,761
Total debt securities	$645,968	$604,150	$101,976	$101,190

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$218,670	$(7,852)	$188,687	$(16,241)	$407,357	$(24,093)
Mortgage-backed securities - residential	63,616	(6,546)	101,546	(11,023)	165,162	(17,569)
Collateralized mortgage obligations	8,551	(525)	12,550	(980)	21,101	(1,505)
Trust preferred security	3,746	(24)	—	—	3,746	(24)
Total available-for-sale debt securities	$294,583	$(14,947)	$302,783	$(28,244)	$597,366	$(43,191)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$229,372	$(7,139)	$171,676	$(18,054)	$401,048	$(25,193)
Mortgage-backed securities - residential	105,274	(7,434)	65,520	(10,021)	170,794	(17,455)
Collateralized mortgage obligations	20,418	(1,426)	6	(1)	20,424	(1,427)
Total available-for-sale debt securities	$355,064	$(15,999)	$237,202	$(28,076)	$592,266	$(44,075)

As of June 30, 2023, the Bank’s security portfolio consisted of 197 securities, 179 of which were in an unrealized loss position.

As of December 31, 2022, the Bank’s security portfolio consisted of 179 securities, 163 of which were in an unrealized loss position.

As of June 30, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2 million as of June 30, 2023. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 11 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2023, with the exception of the $2 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of June 30, 2023 and December 31, 2022, there were gross unrealized losses of $19.1 million and $18.9 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The table below presents a roll-forward for the three months ended June 30, 2023 and 2022 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended June 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$3	$(3)	$—	$—	$—	$—	$30	$—	$—	$30
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	40	10	—	—	50

Total	$13	$(3)	$—	$—	$10	$40	$40	$—	$—	$80

	ACLS Roll-forward
	Six Months Ended June 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$30	$—	$—	$30
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	47	3	—	—	50

Total	$10	$—	$—	$—	$10	$47	$33	$—	$—	$80

The Company’s ACLS on its HTM corporate bonds during the three and six months ended June 30, 2023 remained unchanged from December 31, 2022.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of June 30, 2023 and December 31, 2022. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2023 and December 31, 2022.

There were no HTM debt securities considered collateral dependent as of June 30, 2023 and December 31, 2022.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $2 million as of June 30, 2023 and December 31, 2022. Accrued interest receivable on HTM debt securities totaled $398,000 and $92,000 as of June 30, 2023 and December 31, 2022.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Amortized cost	$97,400	$236,047
Fair value	92,450	217,562
Carrying amount	92,450	217,562

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$122	$—	$122
Total equity securities with readily determinable fair values	$—	$122	$—	$122

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair values	$—	$111	$—	$111

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$15	$15	$—	$25	$25
Community Reinvestment Act mutual fund	—	—	—	(97)	—	(97)
Total equity securities with readily determinable fair value	$—	$15	$15	$(97)	$25	$(72)

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$10	$10	$—	$19	$19
Community Reinvestment Act mutual fund	—	—	—	(209)	—	(209)
Total equity securities with readily determinable fair value	$—	$10	$10	$(209)	$19	$(190)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$4,688	$11,709	$4,706	$19,747
Origination of consumer loans held for sale	30,147	98,704	52,944	195,436
Proceeds from the sale of consumer loans held for sale	(29,889)	(94,435)	(53,449)	(201,083)
Net gain on sale of consumer loans held for sale	811	1,481	1,556	3,359
Balance, end of period	$5,757	$17,459	$5,757	$17,459

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$12,744	$3,026	$13,169	$2,937
Origination of consumer loans held for sale	232,257	184,078	416,682	332,560
Proceeds from the sale of consumer loans held for sale	(231,412)	(174,994)	(418,051)	(324,626)
Net gain on sale of consumer loans held for sale	2,198	1,667	3,987	2,906
Balance, end of period	$15,787	$13,777	$15,787	$13,777

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$1,086,751	$911,427
Nonowner occupied	350,390	321,358
Commercial real estate	1,727,092	1,599,510
Construction & land development	179,479	153,875
Commercial & industrial	478,759	413,387
Lease financing receivables	79,804	10,505
Aircraft	208,512	179,785
Home equity	255,755	241,739
Consumer:
Credit cards	17,134	15,473
Overdrafts	706	726
Automobile loans	4,177	6,731
Other consumer	6,109	626
Total Traditional Banking	4,394,668	3,855,142
Warehouse lines of credit*	539,560	403,560
Total Core Banking	4,934,228	4,258,702

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	97,505
Other TRS commercial & industrial loans	193	51,767
Republic Credit Solutions	118,721	107,828
Total Republic Processing Group	118,914	257,100

Total loans**	5,053,142	4,515,802
Allowance for credit losses	(72,202)	(70,413)

Total loans, net	$4,980,940	$4,445,389

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2023	December 31, 2022

Contractually receivable	$5,059,937	$4,519,136
Unearned income	(1,303)	(835)
Unamortized premiums	1,313	99
Unaccreted discounts	(3,721)	(479)
PPP net unamortized deferred origination (fees) and costs	(67)	(91)
Other net unamortized deferred origination (fees) and costs	(3,017)	(2,028)
Carrying value of loans	$5,053,142	$4,515,802

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of June 30, 2023 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification (formerly TDR.) Loan extensions and renewals classified as loan modifications (formerly TDRs) generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of June 30, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$228,708	$212,810	$185,875	$179,237	$257,247	$—	$1,025	$1,064,902
Special Mention	—	—	—	—	6,710	—	—	6,710
Substandard	—	1,729	1,460	1,161	10,789	—	—	15,139
Doubtful	—	—	—	—	—	—	—	—
Total	$228,708	$214,539	$187,335	$180,398	$274,746	$—	$1,025	$1,086,751
YTD Gross Charge-offs	$—	$8	$7	$—	$—	$—	$—	$15

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$50,814	$72,662	$84,995	$50,396	$83,144	$—	$8,277	$350,288
Special Mention	—	—	—	—	29	—	—	29
Substandard	—	—	—	—	73	—	—	73
Doubtful	—	—	—	—	—	—	—	—
Total	$50,814	$72,662	$84,995	$50,396	$83,246	$—	$8,277	$350,390
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$129,293	$466,364	$385,492	$202,957	$368,264	$22,465	$112,808	$1,687,643
Special Mention	579	1,758	4,696	—	30,629	831	—	38,493
Substandard	—	—	—	—	956	—	—	956
Doubtful	—	—	—	—	—	—	—	—
Total	$129,872	$468,122	$390,188	$202,957	$399,849	$23,296	$112,808	$1,727,092
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$38,394	$114,290	$25,561	$531	$429	$274	$—	$179,479
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$38,394	$114,290	$25,561	$531	$429	$274	$—	$179,479
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$70,111	$104,044	$83,637	$17,742	$69,772	$114,103	$3,563	$462,972
Special Mention	—	480	12,467	665	1,920	255	—	15,787
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$70,111	$104,524	$96,104	$18,407	$71,692	$114,358	$3,563	$478,759
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$26,163	$28,658	$13,197	$6,296	$5,195	$—	$—	$79,509
Special Mention	—	—	—	—	162	—	—	162
Substandard	—	—	—	—	133	—	—	133
Doubtful	—	—	—	—	—	—	—	—
Total	$26,163	$28,658	$13,197	$6,296	$5,490	$—	$—	$79,804
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$43,840	$60,247	$49,496	$32,309	$22,620	$—	$—	$208,512
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$43,840	$60,247	$49,496	$32,309	$22,620	$—	$—	$208,512
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$254,090	$—	$254,090
Special Mention	—	—	—	—	—	106	—	106
Substandard	—	—	—	—	—	1,559	—	1,559
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$255,755	$—	$255,755
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of June 30, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$1,278	$1,474	$690	$107	$5,104	$19,444	$—	$28,097
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	7	—	22	—	—	29
Doubtful	—	—	—	—	—	—	—	—
Total	$1,278	$1,474	$697	$107	$5,126	$19,444	$—	$28,126
YTD Gross Charge-offs	$—	$11	$8	$—	$5	$531	$—	$555

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$539,560	$—	$539,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$539,560	$—	$539,560
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$193	$—	$—	$—	$—	$—	$—	$193
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$193	$—	$—	$—	$—	$—	$—	$193
YTD Gross Charge-offs	$126	$—	$—	$—	$—	$25,824	$—	$25,950

RCS:
Risk Rating
Pass or not rated	$30,079	$13,643	$1,304	$919	$22,113	$49,929	$—	$117,987
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	734	—	734
Doubtful	—	—	—	—	—	—	—	—
Total	$30,079	$13,643	$1,304	$919	$22,113	$50,663	$—	$118,721
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$6,118	$—	$6,118

Grand Total:
Risk Rating
Pass or not rated	$618,873	$1,074,192	$830,247	$490,494	$833,888	$999,865	$125,673	$4,973,232
Special Mention	579	2,238	17,163	665	39,450	1,192	—	61,287
Substandard	—	1,729	1,467	1,161	11,973	2,293	—	18,623
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$619,452	$1,078,159	$848,877	$492,320	$885,311	$1,003,350	$125,673	$5,053,142
YTD Gross Charge-offs	$126	$19	$15	$—	$5	$32,473	$—	$32,638

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$231,638	$189,495	$188,004	$71,306	$208,296	$—	$—	$888,739
Special Mention	—	160	—	—	7,240	—	—	7,400
Substandard	1,230	1,103	1,501	1,460	9,994	—	—	15,288
Doubtful	—	—	—	—	—	—	—	—
Total	$232,868	$190,758	$189,505	$72,766	$225,530	$—	$—	$911,427
YTD Gross Charge-offs	$21	$—	$—	$—	$—	$—	$ i	$21

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$78,337	$91,778	$55,058	$32,803	$57,053	$—	$6,147	$321,176
Special Mention	—	—	—	—	32	—	—	32
Substandard	—	30	—	—	120	—	—	150
Doubtful	—	—	—	—	—	—	—	—
Total	$78,337	$91,808	$55,058	$32,803	$57,205	$—	$6,147	$321,358
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$451,327	$394,317	$210,055	$117,928	$253,213	$25,499	$99,791	$1,552,130
Special Mention	3,124	11,870	—	21,296	9,967	318	—	46,575
Substandard	—	—	—	—	805	—	—	805
Doubtful	—	—	—	—	—	—	—	—
Total	$454,451	$406,187	$210,055	$139,224	$263,985	$25,817	$99,791	$1,599,510
YTD Gross Charge-offs	$—	$9	$—	$—	$—	$—	$—	$9

Construction and land development:
Risk Rating
Pass or not rated	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$116,483	$82,431	$17,944	$36,254	$36,367	$103,257	$4,865	$397,601
Special Mention	536	13,239	—	—	1,756	255	—	15,786
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,019	$95,670	$17,944	$36,254	$38,123	$103,512	$4,865	$413,387
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$65,399	$54,749	$35,085	$16,888	$7,454	$—	$—	$179,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	210	—	—	210
Doubtful	—	—	—	—	—	—	—	—
Total	$65,399	$54,749	$35,085	$16,888	$7,664	$—	$—	$179,785
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$240,704	$—	$240,704
Special Mention	—	—	—	—	—	171	—	171
Substandard	—	—	—	—	—	864	—	864
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$241,739	$—	$241,739
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$415	$499	$168	$2,531	$4,328	$15,573	$—	$23,514
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	9	33	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$415	$499	$168	$2,540	$4,361	$15,573	$—	$23,556
YTD Gross Charge-offs	$—	$5	$—	$11	$—	$1,274	$—	$1,290

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$403,560	$—	$403,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$403,560	$—	$403,560
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,272	$—	$149,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,272	$—	$149,272
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,659	$—	$11,659

RCS:
Risk Rating
Pass or not rated	$22,357	$2,273	$1,264	$602	$29,594	$50,589	$—	$106,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,149	—	1,149
Doubtful	—	—	—	—	—	—	—	—
Total	$22,357	$2,273	$1,264	$602	$29,594	$51,738	$—	$107,828
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,390	$—	$11,390

Grand Total:
Risk Rating
Pass or not rated	$1,078,578	$860,795	$508,758	$280,501	$597,660	$990,235	$110,803	$4,427,330
Special Mention	3,660	25,269	—	21,296	18,995	744	—	69,964
Substandard	1,230	1,133	1,501	1,469	11,162	2,013	—	18,508
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,083,468	$887,197	$510,259	$303,266	$627,817	$992,992	$110,803	$4,515,802
YTD Gross Charge-offs	$21	$14	$—	$11	$—	$24,323	$—	$24,369

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended June 30,
	2023						2022
	Beginning	CBank		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adjustment*	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,798	$—	$1,100	$(9)	$10	$9,899	$8,358	$62	$—	$25	$8,445
Nonowner occupied	2,895	—	190	—	1	3,086	2,746	(14)	—	1	2,733
Commercial real estate	24,827	—	250	—	12	25,089	24,624	(284)	—	1	24,341
Construction & land development	4,452	—	359	—	—	4,811	3,893	(302)	—	—	3,591
Commercial & industrial	5,676	(1,008)	(365)	—	19	4,322	3,412	348	—	8	3,768
Lease financing receivables	1,350	(376)	(149)	—	—	825	109	10	—	—	119
Aircraft	461	—	60	—	—	521	378	22	—	—	400
Home equity	4,660	—	110	—	—	4,770	4,044	(40)	—	109	4,113
Consumer:
Credit cards	1,080	—	43	(33)	13	1,103	944	59	(31)	22	994
Overdrafts	595	—	257	(186)	40	706	716	315	(194)	64	901
Automobile loans	66	—	(16)	—	3	53	151	(32)	—	3	122
Other consumer	356	—	21	(11)	16	382	241	(38)	(20)	17	200
Total Traditional Banking	55,216	(1,384)	1,860	(239)	114	55,567	49,616	106	(245)	250	49,727
Warehouse lines of credit	1,144	—	202	—	—	1,346	1,725	(234)	—	—	1,491
Total Core Banking	56,360	(1,384)	2,062	(239)	114	56,913	51,341	(128)	(245)	250	51,218

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	25,797	—	(161)	(25,824)	188	—	8,315	564	(11,505)	2,626	—
Other TRS commercial & industrial loans	184	—	(58)	(126)	—	—	55	(204)	(153)	302	—
Republic Credit Solutions	13,780	—	4,296	(3,018)	231	15,289	11,945	3,433	(2,411)	264	13,231
Total Republic Processing Group	39,761	—	4,077	(28,968)	419	15,289	20,315	3,793	(14,069)	3,192	13,231

Total	$96,121	$(1,384)	$6,139	$(29,207)	$533	$72,202	$71,656	$3,665	$(14,314)	$3,442	$64,449

	ACLL Roll-forward
	Six Months Ended June 30,
	2023						2022
	Beginning	CBank		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adjustment*	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,909	$—	$980	$(15)	$25	$9,899	$8,647	$(269)	$—	$67	$8,445
Nonowner occupied	2,831	—	254	—	1	3,086	2,700	31	—	2	2,733
Commercial real estate	23,739	—	1,291	—	59	25,089	23,769	570	—	2	24,341
Construction & land development	4,123	—	688	—	—	4,811	4,128	(537)	—	—	3,591
Commercial & industrial	3,976	—	237	—	109	4,322	3,487	264	—	17	3,768
Lease financing receivables	110	216	499	—	—	825	91	28	—	—	119
Aircraft	449	—	72	—	—	521	357	43	—	—	400
Home equity	4,628	—	141	—	1	4,770	4,111	(110)	—	112	4,113
Consumer:
Credit cards	996	—	155	(73)	25	1,103	934	91	(70)	39	994
Overdrafts	726	—	309	(433)	104	706	683	503	(408)	123	901
Automobile loans	87	—	(32)	(7)	5	53	186	(68)	—	4	122
Other consumer	135	—	250	(42)	39	382	314	(113)	(30)	29	200
Total Traditional Banking	50,709	216	4,844	(570)	368	55,567	49,407	433	(508)	395	49,727
Warehouse lines of credit	1,009	—	337	—	—	1,346	2,126	(635)	—	—	1,491
Total Core Banking	51,718	216	5,181	(570)	368	56,913	51,533	(202)	(508)	395	51,218

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	—	21,554	(25,824)	473	—	—	8,879	(11,505)	2,626	—
Other TRS commercial & industrial loans	91	—	35	(126)	—	—	96	(607)	(153)	664	—
Republic Credit Solutions	14,807	—	6,135	(6,118)	465	15,289	12,948	4,828	(5,084)	539	13,231
Total Republic Processing Group	18,695	—	27,724	(32,068)	938	15,289	13,044	13,100	(16,742)	3,829	13,231

Total	$70,413	$216	$32,905	$(32,638)	$1,306	$72,202	$64,577	$12,898	$(17,250)	$4,224	$64,449

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of June 30, 2023 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

For its CRE loan pool, the Company employed a one-year forecast of CRE vacancy rates through March 31, 2022 but discontinued use of this forecast during the second quarter of 2022 in favor of a one-year forecast of general CRE values. This change in forecast method had no material impact on the Company’s ACLL.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	June 30, 2023	December 31, 2022

Loans on nonaccrual status*	$16,957	$15,562
Loans past due 90-days-or-more and still on accrual**	547	756
Total nonperforming loans	17,504	16,318
Other real estate owned	1,478	1,581
Total nonperforming assets	$18,982	$17,899

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.35%	0.36%
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.30	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.34%	0.37%
Nonperforming assets to total loans (including OREO)	0.37	0.40
Nonperforming assets to total assets	0.32	0.32
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$14,432	$13,388	$—	$—
Nonowner occupied	72	117	—	—
Commercial real estate	927	1,001	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—		—	—
Home equity	1,498	815	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	27	31	—	—
Other consumer	1	210	—	—
Total Traditional Banking	16,957	15,562	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,957	15,562	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	547	756
Total Republic Processing Group	—	—	547	756

Total	$16,957	$15,562	$547	$756

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2023			June 30, 2023	June 30, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$256	$14,176	$14,432	$232	$438
Nonowner occupied	23	49	72	1	1
Commercial real estate	927	—	927	87	110
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,498	1,498	28	64
Consumer	1	27	28	3	6
Total	$1,207	$15,750	$16,957	$351	$619

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2022			June 30, 2022	June 30, 2022
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,252	$11,136	$13,388	$154	$257
Nonowner occupied	56	61	117	1	1
Commercial real estate	1,001	—	1,001	14	644
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	815	815	84	146
Consumer	15	226	241	48	52
Total	$3,324	$12,238	$15,562	$301	$1,100

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$3,453	$841	$873	$5,167	$1,081,584	$1,086,751
Nonowner occupied	—	—	—	—	350,390	350,390
Commercial real estate	—	—	—	—	1,727,092	1,727,092
Construction & land development	—	—	—	—	179,479	179,479
Commercial & industrial	—	—	—	—	478,759	478,759
Lease financing receivables	—	—	—	—	79,804	79,804
Aircraft	—	—	—	—	208,512	208,512
Home equity	343	106	23	472	255,283	255,755
Consumer:
Credit cards	24	9	—	33	17,101	17,134
Overdrafts	139	—	2	141	565	706
Automobile loans	—	7	3	10	4,167	4,177
Other consumer	44	8	—	52	6,057	6,109
Total Traditional Banking	4,003	971	901	5,875	4,388,793	4,394,668
Warehouse lines of credit	—	—	—	—	539,560	539,560
Total Core Banking	4,003	971	901	5,875	4,928,353	4,934,228

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	193	193
Republic Credit Solutions	7,058	2,438	547	10,043	108,678	118,721
Total Republic Processing Group	7,058	2,438	547	10,043	108,871	118,914

Total	$11,061	$3,409	$1,448	$15,918	$5,037,224	$5,053,142
Delinquency ratio***	0.22%	0.07%	0.03%	0.32%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,382	$1,185	$1,267	$4,834	$906,593	$911,427
Nonowner occupied	—	—	—	—	321,358	321,358
Commercial real estate	604	—	—	604	1,598,906	1,599,510
Construction & land development	—	—	—	—	153,875	153,875
Commercial & industrial	177	—	—	177	413,210	413,387
Lease financing receivables	—	—	—	—	10,505	10,505
Aircraft	—	—	—	—	179,785	179,785
Home equity	56	93	26	175	241,564	241,739
Consumer:
Credit cards	50	5	—	55	15,418	15,473
Overdrafts	158	1	1	160	566	726
Automobile loans	8	—	3	11	6,720	6,731
Other consumer	43	1	—	44	582	626
Total Traditional Banking	3,478	1,285	1,297	6,060	3,849,082	3,855,142
Warehouse lines of credit	—	—	—	—	403,560	403,560
Total Core Banking	3,478	1,285	1,297	6,060	4,252,642	4,258,702

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	97,505	97,505
Other TRS commercial & industrial loans	—	—	—	—	51,767	51,767
Republic Credit Solutions	6,488	1,956	756	9,200	98,628	107,828
Total Republic Processing Group	6,488	1,956	756	9,200	247,900	257,100

Total	$9,966	$3,241	$2,053	$15,260	$4,500,542	$4,515,802
Delinquency ratio***	0.22%	0.07%	0.05%	0.34%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2023		December 31, 2022
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$17,178	$—	$18,057	$—
Nonowner occupied	72	—	150	—
Commercial real estate	959	—	1,041	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	210
Home equity	1,130	—	967	—
Consumer	—	30	—	26
Total Traditional Banking	$19,339	$30	$20,215	$236

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans and leases as of June 30, 2023 that were both experiencing financial difficulty and modified during the three months ended June 30, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
June 30, 2023 (dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner occupied	—	$—	—	$—	6	$547
Nonowner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	4	143
Republic Processing Group	—	—	—	—	423	91
Total Loan Modifications	—	$—	—	$—	433	$781

	Total Loan Modification by Type
	Accruing		Nonaccruing
June 30, 2023 (dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—
Principal deferral	423	91	10	690
Total Loan Modifications	423	$91	10	$690

The following table shows the amortized cost of loans and leases as of June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
June 30, 2023 (dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner occupied	—	$—	2	$261	10	$852
Nonowner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	5	214
Republic Processing Group	—	—	—	—	424	93
Total Loan Modifications	—	$—	2	$261	439	$1,159

	Total Loan Modification by Type
	Accruing		Nonaccruing
June 30, 2023 (dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	2	$261
Principal deferral	424	93	15	1,066
Total Loan Modifications	424	$93	17	$1,327

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Republic Processing Group	423	$91	0.08%	424	93	0.08
Total Accruing Loan Modifications	423	$91	NM	424	$93	0.00

	Nonaccruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	6	$547	0.05%	12	$1,113	0.10%
Home equity	4	143	0.06	5	214	0.08
Total Nonaccruing Loan Modifications	10	$690	0.01%	17	$1,327	0.03

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three and six months ended June 30, 2023.

	Accruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		30-89 Days	90+ Days		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due

Republic Processing Group	$91	$—	$—	93	—	—
Total Accruing Loan Modifications	$91	$—	$—	$93	$—	$—

	Nonaccruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
		30-89 Days	90+ Days		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$379	$—	$168	$945	$—	$168
Nonowner occupied	—	—	—	—	—	—
Home equity	143	—	—	214	—	—
Total Nonaccruing Loan Modifications	$522	$—	$168	$1,159	$—	$168

There were two loans and leases with a total balance of $168,000 that had a payment default during the three months and six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2022 that were modified during the three months ended June 30, 2022 follows:

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

A summary of the categories of TDR loan modifications by respective performance as of June 30, 2022 that were modified during the six months ended June 30, 2022 follows:

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

The classification between nonperforming and performing was determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months or six months ended June 30, 2022 that resulted in an interest rate below market rate.

There were two TDRs with a recorded investment of $24,000 which had a payment default within the twelve months following modification during the three months ended June 30, 2022. There were three TDRs with a recorded investment of $51,000 which had a payment default within the twelve months following modification during the six months ended June 30, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

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

There was no significant change between the pre and post modification loan balances for the three months ending June 30, 2022.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2023	December 31, 2022

Commercial real estate	$1,478	$1,581

Total other real estate owned	$1,478	$1,581

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	June 30, 2023	December 31, 2022

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,611	$909

Refund Advances

The Company’s TRS segment offered its RA product during the first two months of 2023 and 2022, along with its ERA product which was offered during December 2022 and the first two weeks of 2023. The ERA originations during December 2022 and the first two weeks of 2023 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax season. The Company originated $98 million of ERAs during December 2022 that were made in anticipation of the first quarter 2023 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, match the recovery of previously charged-off accounts.

Information regarding RAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Refund Advances originated during the period	$—	$—	$737,047	$311,207
Net charge to the Provision for RAs, including ERAs	(161)	564	21,554	8,879
Provision as a percentage of RAs, including ERAs, originated during the period	NA	NA	2.92%	2.85%
Refund Advances net charge-offs (recoveries)	$25,636	$8,879	$25,351	$8,879
Refund Advances net charge-offs (recoveries) to total Refund Advances originated during the period	NA	NA	3.44%	2.85%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2023	December 31, 2022

Core Bank:
Demand	$1,161,743	$1,336,082
Money market accounts	851,090	707,272
Savings	289,209	323,015
Reciprocal money market	169,619	28,635
Individual retirement accounts (1)	34,227	38,640
Time deposits, $250 and over (1)	91,036	54,855
Other certificates of deposit (1)	186,053	129,324
Reciprocal time deposits (1)	73,205	7,405
Wholesale brokered deposits (1)	8,033	—
Total Core Bank interest-bearing deposits	2,864,215	2,625,228
Total Core Bank noninterest-bearing deposits	1,405,543	1,464,493
Total Core Bank deposits	4,269,758	4,089,721

Republic Processing Group:
Money market accounts	10,159	3,849
Total RPG interest-bearing deposits	10,159	3,849

Brokered prepaid card deposits	344,441	328,655
Other noninterest-bearing deposits	104,923	115,620
Total RPG noninterest-bearing deposits	449,364	444,275
Total RPG deposits	459,523	448,124

Total deposits	$4,729,281	$4,537,845
(1)	Includes time deposits.

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

As of June 30, 2023 and December 31, 2022, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	June 30, 2023	December 31, 2022

Outstanding balance at end of period	$92,093	$216,956
Weighted average interest rate at end of period	0.43%	0.41%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$92,450	$254,296
Total securities pledged	$92,450	$254,296

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$117,852	$294,388	$160,146	$297,263
Weighted average interest rate during the period	0.59%	0.07%	0.53%	0.05%
Maximum outstanding at any month end during the period	$121,835	$303,315	$224,067	$303,315

8. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of June 30, 2023, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 38 of its offices, with 12 such operating leases contracted with a related party of the Company. As of June 30, 2023, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded a renewal to one of its third-party leases during the first six months of 2023 with a total right-of-use asset value of $1.1 million and recorded two new third-party leases during the first six months of 2023 with a total right-of-use asset value of $278,000.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Operating lease expense:
Related Party:
Variable lease expense	$1,205	$1,269	$2,429	$2,535
Fixed lease expense	58	57	117	92
Third-Party:
Variable lease expense	369	220	680	417
Fixed lease expense	386	349	775	693
Total operating lease expense	$2,018	$1,895	$4,001	$3,737

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,771	$1,705	$3,500	$3,412
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	151	302	302
Short-term lease payments not included in the measurement of lease liabilities	—	—	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Weighted average remaining term in years	7.96	8.44
Weighted average discount rate	2.13%	2.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of June 30, 2023:

Year (in thousands)	Related Party	Third-Party	Total

2023	$1,923	$1,322	$3,245
2024	3,726	2,447	6,173
2025	3,570	1,842	5,412
2026	3,640	1,491	5,131
2027	3,680	1,160	4,840
Thereafter	11,751	3,630	15,381
Total undiscounted cash flows	$28,290	$11,892	$40,182
Discount applied to cash flows	(3,035)	(1,426)	(4,461)
Total discounted cash flows reported as operating lease liabilities	$25,255	$10,466	$35,721

9. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Overnight advances	$450,000	$75,000
Fixed interest rate advances	70,000	20,000
Total FHLB advances	$520,000	$95,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2023 and December 31, 2022, Republic had available borrowing capacity of $543 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of June 30, 2023 and December 31, 2022.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2023	$450,000	5.09%
2024	—	—
2025	—	—
2026	20,000	1.89
2027	50,000	4.17
2028	—	—
Total	$520,000	4.88%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$226,659	$—	$226,006	$—
Weighted average interest rate during the period	5.20%	—%	4.82%	—%
Maximum outstanding at any month end during the period	$450,000	$—	$450,000	$—

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2023	December 31, 2022

First lien, single family residential real estate	$1,303,563	$1,106,287
Home equity lines of credit	232,304	219,644

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	June 30, 2023	December 31, 2022

Unused warehouse lines of credit	$440,940	$733,940
Unused home equity lines of credit	430,954	410,057
Unused loan commitments - other	1,175,149	951,021
Standby letters of credit	10,232	9,735
FHLB letter of credit	233	643
Total commitments	$2,057,508	$2,105,396

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

The following tables present a roll-forward of the ACLC for the three and six months ended June 30, 2023 and 2022:

	ACLC Roll-forward
	Three Months Ended
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$198	$(53)	$—	$—	$145	$130	$32	$—	$—	$162
Unused home equity lines of credit	341	12	—	—	353	256	21	—	—	277
Unused construction lines of credit	547	86	—	—	633	—	—	—	—	—
Unused loan commitments - other	374	25	—	—	399	654	7	—	—	661

Total	$1,460	$70	$—	$—	$1,530	$1,040	$60	$—	$—	$1,100

	ACLC Roll-forward
	Six Months Ended June 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$190	$(45)	$—	$—	$145	$154	$8	$—	$—	$162
Unused home equity lines of credit	332	21	—	—	353	247	30	—	—	277
Unused construction lines of credit	384	249	—	—	633	—	—	—	—	—
Unused loan commitments - other	344	55	—	—	399	651	10	—	—	661

Total	$1,250	$280	$—	$—	$1,530	$1,052	$48	$—	$—	$1,100

The Company increased its ACLC during the three and six months ended June 30, 2023 based primarily on a change in the loan mix to loans with higher reserve rates.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of June 30, 2023. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of June 30, 2023 is presented net of any applicable ACL.

	Fair Value Measurements at
	June 30, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$174,323	$233,034	$—	$407,357
Private label mortgage-backed security	—	—	1,988	1,988
Mortgage-backed securities - residential	—	166,287	—	166,287
Collateralized mortgage obligations	—	22,747	—	22,747
Corporate bonds	—	2,025	—	2,025
Trust preferred security	—	—	3,746	3,746
Total available-for-sale debt securities	$174,323	$424,093	$5,734	$604,150

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$122	$—	$122
Total equity securities with readily determinable fair value	$—	$122	$—	$122

Mortgage loans held for sale	$—	$4,038	$—	$4,038
Consumer loans held for sale	—	—	5,757	5,757
Rate lock loan commitments	—	189	—	189
Interest rate swap agreements	—	7,829	—	7,829

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements	—	7,829	—	7,829

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$193,385	$217,756	$—	$411,141
Private label mortgage-backed security	—	—	2,127	2,127
Mortgage-backed securities - residential	—	171,873	—	171,873
Collateralized mortgage obligations	—	21,368	—	21,368
Corporate bonds	—	10,001	—	10,001
Trust preferred security	—	—	3,855	3,855
Total available-for-sale debt securities	$193,385	$420,998	$5,982	$620,365

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair value	$—	$111	$—	$111

Mortgage loans held for sale	$—	$1,302	$—	$1,302
Consumer loans held for sale	—	—	4,706	4,706
Consumer loans held for investment	—	—	2	2
Rate lock loan commitments	—	2	—	2
Interest rate swap agreements	—	8,128	—	8,128

Financial liabilities:
Mandatory forward contracts	$—	$67	$—	$67
Interest rate swap agreements	—	8,128	—	8,128

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and six months ended June 30, 2023 and 2022.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$2,010	$2,602	$2,127	$2,731
Total gains or losses included in earnings:
Net change in unrealized gain	26	(15)	32	9
Principal paydowns	(48)	(109)	(171)	(262)
Balance, end of period	$1,988	$2,478	$1,988	$2,478

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
June 30, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,988	Discounted cash flow	(1) Constant prepayment rate	2.7% - 4.5%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	12% - 35%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,127	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$4,001	$3,725	$3,855	$3,847
Total gains or losses included in earnings:
Discount accretion	15	14	29	28
Net change in unrealized gain	(270)	85	(138)	(51)
Balance, end of period	$3,746	$3,824	$3,746	$3,824

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2023 and December 31, 2022.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Aggregate fair value	$4,038	$1,302
Contractual balance	3,961	1,265
Unrealized gain	77	37

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2023 and 2022 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Interest income	$61	$153	$122	$357
Change in fair value	47	109	39	(597)
Total included in earnings	$108	$262	$161	$(240)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2023 and December 31, 2022.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,757	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,706	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Aggregate fair value	$5,757	$4,706
Contractual balance	5,791	4,734
Unrealized loss	(34)	(28)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Interest income	$949	$2,990	$1,714	$5,880
Change in fair value	(9)	(181)	(6)	(218)
Total included in earnings	$940	$2,809	$1,708	$5,662

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,198	$1,198
Commercial real estate	—	—	851	851
Total collateral-dependent loans*	$—	$—	$2,049	$2,049

Other real estate owned:
Commercial real estate	$—	$—	$1,478	$1,478
Total other real estate owned	$—	$—	$1,478	$1,478

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,456	$1,456
Commercial real estate	—	—	906	906
Total collateral-dependent loans*	$—	$—	$2,362	$2,362

Other real estate owned:
Residential real estate	$—	$—	$1,581	$1,581
Total other real estate owned	$—	$—	$1,581	$1,581

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,198	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 35% (11.1%)

Collateral-dependent loans - commercial real estate	$851	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,478	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,456	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$906	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,581	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

The Provision on collateral-dependent loans follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Provision on collateral-dependent loans	$—	$(7)	$(14)	$(4)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2023	December 31, 2022

Other real estate owned carried at fair value	$1,478	$1,581
Total carrying value of other real estate owned	$1,478	$1,581
Other real estate owned write-downs during the years ended	$105	$211

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Other real estate owned write-downs during the period	$52	$54	$105	$105

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$241,967	$241,967	$—	$—	$241,967
Available-for-sale debt securities	604,150	174,323	424,093	5,734	604,150
Held-to-maturity debt securities	101,966	—	101,190	—	101,190
Equity securities with readily determinable fair values	122	—	122	—	122
Mortgage loans held for sale, at fair value	4,038	—	4,038	—	4,038
Consumer loans held for sale, at fair value	5,757	—	—	5,757	5,757
Consumer loans held for sale, at the lower of cost or fair value	15,787	—	—	15,787	15,787
Loans, net	4,980,940	—	—	4,725,917	4,725,917
Federal Home Loan Bank stock	29,395	—	—	—	NA
Accrued interest receivable	16,157	—	2,624	13,533	16,157
Mortgage servicing rights	7,995	—	16,955	—	16,955
Rate lock loan commitments	189	—	189	—	189
Interest rate swap agreements	7,829	—	7,829	—	7,829

Liabilities:
Noninterest-bearing deposits	$1,854,907	$—	$1,854,907	$—	$1,854,907
Transaction deposits	2,489,853	—	2,489,853	—	2,489,853
Time deposits	384,521	—	378,663	—	378,663
Securities sold under agreements to repurchase and other short-term borrowings	92,450	—	92,450	—	92,450
Federal Home Loan Bank advances	520,000	—	516,307	—	516,307
Accrued interest payable	868	—	868	—	868
Rate lock loan commitments	189	—	189	—	189
Mandatory forward contracts	61	—	61	—	61
Interest rate swap agreements	7,829	—	7,829	—	7,829

		Fair Value Measurements at
		December 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$313,689	$313,689	$—	$—	$313,689
Available-for-sale debt securities	620,365	193,385	420,998	5,982	620,365
Held-to-maturity debt securities	87,386	—	87,357	—	87,357
Equity securities with readily determinable fair values	111	—	111	—	111
Mortgage loans held for sale, at fair value	1,302	—	1,302	—	1,302
Consumer loans held for sale, at fair value	4,706	—	—	4,706	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,169	—	—	13,169	13,169
Loans, net	4,445,389	—	—	4,276,423	4,276,423
Federal Home Loan Bank stock	9,146	—	—	—	NA
Accrued interest receivable	13,572	—	2,462	11,110	13,572
Mortgage servicing rights	8,769	—	17,592	—	17,592
Rate lock loan commitments	2	—	2	—	2
Interest rate swap agreements	8,128	—	8,128	—	8,128

Liabilities:
Noninterest-bearing deposits	$1,908,768	$—	$1,908,768	$—	$1,908,768
Transaction deposits	2,398,853	—	2,398,853	—	2,398,853
Time deposits	230,224	—	223,912	—	223,912
Securities sold under agreements to repurchase and other short-term borrowings	216,956	—	216,956	—	216,956
Federal Home Loan Bank advances	95,000	—	93,044	—	93,044
Accrued interest payable	239	—	239	—	239
Mandatory forward contracts	67	—	67	—	67
Interest rate swap agreements	8,128	—	8,128	—	8,128

12. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$1,034	$13,302	$1,302	$29,393
Origination of mortgage loans held for sale	13,948	61,489	29,890	162,150
Proceeds from the sale of mortgage loans held for sale	(11,483)	(67,759)	(28,113)	(186,971)
Net gain on sale of mortgage loans held for sale	539	1,459	959	3,919
Balance, end of period	$4,038	$8,491	$4,038	$8,491

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Net gain realized on sale of mortgage loans held for sale	$357	$2,674	$605	$5,407
Net change in fair value recognized on loans held for sale	47	109	39	(597)
Net change in fair value recognized on rate lock loan commitments	93	(222)	187	(1,184)
Net change in fair value recognized on forward contracts	42	(1,102)	128	293
Net gain recognized	539	1,459	959	3,919

Loan servicing income	852	884	1,722	1,749
Amortization of mortgage servicing rights	(484)	(580)	(974)	(1,248)
Change in mortgage servicing rights valuation allowance	—	—	—	—
Net servicing income recognized	368	304	748	501
Total Mortgage Banking income	$907	$1,763	$1,707	$4,420

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$8,406	$9,502	$8,769	$9,196
Additions	73	485	200	1,459
Amortized to expense	(484)	(580)	(974)	(1,248)
Change in valuation allowance	—	—	—	—
Balance, end of period	$7,995	$9,407	$7,995	$9,407

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Beginning valuation allowance	$—	$—	$—	$—
Charge during the period	—	—	—	—
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2023	December 31, 2022

Fair value of mortgage servicing rights portfolio	$16,955	$17,145
Monthly weighted average prepayment rate of unpaid principal balance*	121%	127%
Discount rate	10.29%	10.21%
Weighted average foreclosure rate	0.07%	0.10%
Weighted average life in years	7.68	7.54
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2023		December 31, 2022
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$3,961	$4,038	$1,265	$1,302

Included in other assets:
Rate lock loan commitments	$12,896	$189	$4,118	$2
Mandatory forward contracts	—	—	—	—

Included in other liabilities:
Mandatory forward contracts	10,057	61	4,009	67

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2023		December 31, 2022
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$42,932	$1,224	$40,032	$1,386
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	100,126	(6,605)	91,636	(6,742)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$143,058	$(5,381)	$131,668	$(5,356)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	100,126	6,605	91,636	6,742
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	42,932	(1,224)	40,032	(1,386)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$143,058	$5,381	$131,668	$5,356

Total		$286,116	$—	$263,336	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $4.9 million and $560,000 as of June 30, 2023 and December 31, 2022.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net income	$21,052	$24,347	$49,144	$52,697
Dividends declared on Common Stock:
Class A Shares	(6,537)	(6,047)	(13,118)	(12,128)
Class B Shares	(733)	(670)	(1,467)	(1,341)
Undistributed net income for basic earnings per share	13,782	17,630	34,559	39,228
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(8)	(21)	(39)	(49)
Undistributed net income for diluted earnings per share	$13,774	$17,609	$34,520	$39,179

Weighted average shares outstanding:
Class A Shares	17,726	17,946	17,750	17,968
Class B Shares	2,158	2,161	2,159	2,163
Effect of dilutive securities on Class A Shares outstanding	22	62	52	71
Weighted average shares outstanding including dilutive securities	19,906	20,169	19,961	20,202

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34	$0.75	$0.68
Undistributed earnings per share*	0.70	0.89	1.75	1.97
Total basic earnings per share - Class A Common Stock	$1.07	$1.23	$2.50	$2.65

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31	$0.68	$0.62
Undistributed earnings per share*	0.64	0.81	1.59	1.79
Total basic earnings per share - Class B Common Stock	$0.98	$1.12	$2.27	$2.41

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34	$0.75	$0.68
Undistributed earnings per share*	0.70	0.88	1.75	1.96
Total diluted earnings per share - Class A Common Stock	$1.07	$1.22	$2.50	$2.64

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31	$0.68	$0.62
Undistributed earnings per share*	0.64	0.80	1.59	1.78
Total diluted earnings per share - Class B Common Stock	$0.98	$1.11	$2.27	$2.40
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Antidilutive stock options	245,148	187,000	245,898	186,000
Average antidilutive stock options	120,682	184,000	245,565	178,000

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$(4,418)	$(10,133)	$787	$(31,382)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	28	(15)	33	9
Net gains (losses)	(4,390)	(10,148)	820	(31,373)
Income tax benefit (expense) related to items of other comprehensive income	1,096	2,537	(209)	7,845
Net of tax	(3,294)	(7,611)	$611	$(23,528)

The following is a summary of the AOCI balances, net of tax:

		2023
(in thousands)	December 31, 2022	Change	June 30, 2023

Unrealized gain (loss) on AFS debt securities	$(32,934)	$578	$(32,356)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	955	33	988
Total unrealized gain (loss)	$(31,979)	$611	$(31,368)

		2022
(in thousands)	December 31, 2021	Change	June 30, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(23,535)	$(22,645)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	7	991
Total unrealized gain (loss)	$1,874	$(23,528)	$(21,654)

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended June 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$48,682	$2,642	$61	$51,385	$4,010	$9,134	$13,144	$64,529

Noninterest income:
Service charges on deposit accounts	3,516	11	—	3,527	—	—	—	3,527
Net refund transfer fees	—	—	—	—	4,479	—	4,479	4,479
Mortgage banking income (1)	—	—	907	907	—	—	—	907
Interchange fee income	3,375	—	—	3,375	44	—	44	3,419
Program fees (1)	—	—	—	—	728	3,011	3,739	3,739
Increase in cash surrender value of BOLI (1)	689	—	—	689	—	—	—	689
Death benefits in excess of cash surrender value of life insurance	1,728	—	—	1,728	—	—	—	1,728
Net losses on OREO	(52)	—	—	(52)	—	—	—	(52)
Legal settlement	—	—	—	—	—	—	—	—
Other	1,074	—	27	1,101	74	40	114	1,215
Total noninterest income	10,330	11	934	11,275	5,325	3,051	8,376	19,651

Total net revenue	$59,012	$2,653	$995	$62,660	$9,335	$12,185	$21,520	$84,180

Net-revenue concentration (2)	71%	3%	1%	75%	11%	14%	25%	100%

	Three Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$39,158	$3,886	$153	$43,197	$1,638	$6,979	$8,617	$51,814

Noninterest income:
Service charges on deposit accounts	3,355	12	—	3,367	(4)	—	(4)	3,363
Net refund transfer fees	—	—	—	—	3,950	—	3,950	3,950
Mortgage banking income (1)	—	—	1,763	1,763	—	—	—	1,763
Interchange fee income	3,389	—	—	3,389	72	—	72	3,461
Program fees (1)	—	—	—	—	736	3,149	3,885	3,885
Increase in cash surrender value of BOLI (1)	623	—	—	623	—	—	—	623
Net losses on OREO	(52)	—	—	(52)	—	—	—	(52)
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	419	—	46	465	111	—	111	576
Total noninterest income	7,734	12	1,809	9,555	17,865	3,149	21,014	30,569

Total net revenue	$46,892	$3,898	$1,962	$52,752	$19,503	$10,128	$29,631	$82,383

Net-revenue concentration (2)	57%	5%	2%	64%	24%	12%	36%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$98,789	$4,729	$122	$103,640	$35,775	$17,756	$53,531	$157,171

Noninterest income:
Service charges on deposit accounts	6,804	22	—	6,826	—	—	—	6,826
Net refund transfer fees	—	—	—	—	15,286	—	15,286	15,286
Mortgage banking income (1)	—	—	1,707	1,707	—	—	—	1,707
Interchange fee income	6,381	—	—	6,381	89	—	89	6,470
Program fees (1)	—	—	—	—	1,435	5,545	6,980	6,980
Increase in cash surrender value of BOLI (1)	1,324	—	—	1,324	—	—	—	1,324
Death benefits in excess of cash surrender value of life insurance (1)	1,728	—	—	1,728	—	—	—	1,728
Net losses on OREO	(105)	—	—	(105)	—	—	—	(105)
Other	1,852	—	44	1,896	155	65	220	2,116
Total noninterest income	17,984	22	1,751	19,757	16,965	5,610	22,575	42,332

Total net revenue	$116,773	$4,751	$1,873	$123,397	$52,740	$23,366	$76,106	$199,503

Net-revenue concentration (2)	59%	2%	1%	62%	26%	12%	38%	100%

	Six Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$75,306	$8,401	$357	$84,064	$17,042	$13,875	$30,917	$114,981

Noninterest income:
Service charges on deposit accounts	6,574	25	—	6,599	(10)	—	(10)	6,589
Net refund transfer fees	—	—	—	—	16,001	—	16,001	16,001
Mortgage banking income (1)	—	—	4,420	4,420	—	—	—	4,420
Interchange fee income	6,401	—	—	6,401	130	—	130	6,531
Program fees (1)	—	—	—	—	1,463	6,276	7,739	7,739
Increase in cash surrender value of BOLI (1)	1,235	—	—	1,235	—	—	—	1,235
Net losses on OREO	(105)	—	—	(105)	—	—	—	(105)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	871	—	80	951	217	—	217	1,168
Total noninterest income	14,976	25	4,500	19,501	35,801	6,276	42,077	61,578

Total net revenue	$90,282	$8,426	$4,857	$103,565	$52,843	$20,151	$72,994	$176,559

Net-revenue concentration (2)	51%	5%	3%	59%	30%	11%	41%	100%

(3)	This revenue is not subject to ASC 606.
(4)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Mark-to-market writedowns taken by the Company during the property’s holding period are generally at least 10% per year but may be higher based on updated real estate appraisals or BPOs. Incremental expenditures to bring OREO to salable condition are generally expensed as incurred.

Contract termination fee – During the first quarter of 2022, RB&T provided Green Dot a notice of termination for the May 2021 Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot. As a result of this contract termination, Green Dot paid RB&T a contract termination fee of $5.0 million during the same quarter.

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

As of June 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended June 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$48,682	$2,642	$61	$51,385	$4,010	$9,134	$13,144	$64,529

Provision for expected credit loss expense	1,860	202	—	2,062	(219)	4,296	4,077	6,139

Net refund transfer fees	—	—	—	—	4,479	—	4,479	4,479
Mortgage banking income	—	—	907	907	—	—	—	907
Program fees	—	—	—	—	728	3,011	3,739	3,739
Other noninterest income	10,330	11	27	10,368	118	40	158	10,526
Total noninterest income	10,330	11	934	11,275	5,325	3,051	8,376	19,651

Total noninterest expense	42,153	1,008	2,322	45,483	3,143	2,907	6,050	51,533

Income (loss) before income tax expense	14,999	1,443	(1,327)	15,115	6,411	4,982	11,393	26,508
Income tax expense (benefit)	2,941	322	(292)	2,971	1,391	1,094	2,485	5,456

Net income (loss)	$12,058	$1,121	$(1,035)	$12,144	$5,020	$3,888	$8,908	$21,052

Period-end assets	$5,271,050	$540,106	$16,147	$5,827,303	$415,428	$127,048	$542,476	$6,369,779

Net interest margin	3.77%	2.28%	NM	3.65%	NM	NM	NM	4.46%

Net-revenue concentration*	71%	3%	1%	75%	11%	14%	25%	100%

	Three Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$39,158	$3,886	$153	$43,197	$1,638	$6,979	$8,617	$51,814

Provision for expected credit loss expense	146	(234)	—	(88)	360	3,433	3,793	3,705

Net refund transfer fees	—	—	—	—	3,950	—	3,950	3,950
Mortgage banking income	—	—	1,763	1,763	—	—	—	1,763
Program fees	—	—	—	—	736	3,149	3,885	3,885
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	7,734	12	46	7,792	179	—	179	7,971
Total noninterest income	7,734	12	1,809	9,555	17,865	3,149	21,014	30,569

Total noninterest expense	38,317	1,035	2,832	42,184	3,533	1,939	5,472	47,656

Income before income tax expense	8,429	3,097	(870)	10,656	15,610	4,756	20,366	31,022
Income tax expense	1,652	692	(191)	2,153	3,465	1,057	4,522	6,675

Net income	$6,777	$2,405	$(679)	$8,503	$12,145	$3,699	$15,844	$24,347

Period-end assets	$4,997,734	$596,031	$22,342	$5,616,107	$382,156	$114,213	$496,369	$6,112,476

Net interest margin	3.06%	2.69%	NM	3.02%	NM	NM	NM	3.55%

Net-revenue concentration*	57%	5%	2%	64%	24%	12%	36%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$98,789	$4,729	$122	$103,640	$35,775	$17,756	$53,531	$157,171

Provision for expected credit loss expense	4,844	337	—	5,181	21,589	6,135	27,724	32,905

Net refund transfer fees	—	—	—	—	15,286	—	15,286	15,286
Mortgage banking income	—	—	1,707	1,707	—	—	—	1,707
Program fees	—	—	—	—	1,435	5,545	6,980	6,980
Other noninterest income	17,984	22	44	18,050	244	65	309	18,359
Total noninterest income	17,984	22	1,751	19,757	16,965	5,610	22,575	42,332

Total noninterest expense	83,005	1,976	4,876	89,857	8,791	5,328	14,119	103,976

Income (loss) before income tax expense	28,924	2,438	(3,003)	28,359	22,360	11,903	34,263	62,622
Income tax expense (benefit)	6,023	545	(661)	5,907	4,932	2,639	7,571	13,478

Net income (loss)	$22,901	$1,893	$(2,342)	$22,452	$17,428	$9,264	$26,692	$49,144

Period-end assets	$5,271,050	$540,106	$16,147	$5,827,303	$415,428	$127,048	$542,476	$6,369,779

Net interest margin	3.92%	2.39%	NM	3.81%	NM	NM	NM	5.48%

Net-revenue concentration*	59%	2%	1%	62%	26%	12%	38%	100%

	Six Months Ended June 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$75,306	$8,401	$357	$84,064	$17,042	$13,875	$30,917	$114,981

Provision for expected credit loss expense	466	(635)	—	(169)	8,272	4,828	13,100	12,931

Net refund transfer fees	—	—	—	—	16,001	—	16,001	16,001
Mortgage banking income	—	—	4,420	4,420	—	—	—	4,420
Program fees	—	—	—	—	1,463	6,276	7,739	7,739
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	14,976	25	80	15,081	337	—	337	15,418
Total noninterest income	14,976	25	4,500	19,501	35,801	6,276	42,077	61,578

Total noninterest expense	76,544	1,987	5,522	84,053	8,678	3,506	12,184	96,237

Income before income tax expense	13,272	7,074	(665)	19,681	35,893	11,817	47,710	67,391
Income tax expense	2,120	1,596	(146)	3,570	8,371	2,753	11,124	14,694

Net income	$11,152	$5,478	$(519)	$16,111	$27,522	$9,064	$36,586	$52,697

Period-end assets	$4,997,734	$596,031	$22,342	$5,616,107	$382,156	$114,213	$496,369	$6,112,476

Net interest margin	2.98%	2.89%	NM	2.97%	NM	NM	NM	3.94%

Net-revenue concentration*	51%	5%	3%	59%	30%	11%	41%	100%

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible. In May 2023, the Company’s Board of Directors voted to dissolve the Captive. The dissolution of the Captive is expected to occur during the second half of 2023.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the impact of bank failures and potential bank failures to the industry, the Bank’s deposit base and the FDIC’s deposit insurance fund;
●	the discontinuation of LIBOR;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall shape and steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;

●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the ability of the Company to remediate its material weaknesses in its internal control over financial reporting;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Part II Item 1A “Risk Factors” of the current filing.

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

ACLL and Provision — As of June 30, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2023, Republic had 45 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 2
●	Metropolitan Nashville — 2

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

Commercial Lending — The Bank conducts commercial lending and commercial leasing activities primarily through Corporate Banking, Commercial Banking, Business Banking, Republic Bank Finance, and Retail Banking channels.

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

See additional detail regarding the Warehouse under Footnote 17 “Segment Information” of Part I Item 1 “Financial Statements.”

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. In 2023, the Company also considered a RA, related to the first quarter 2023 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. For the ERA product originated in December of 2022 and January 2023, the Company considered it delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans, unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

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

 See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Cancelled Sale Transaction - As previously disclosed, Green Dot Corporation paid RB&T a contract termination fee of $5.0 million during the first quarter of 2022 and a legal settlement of $13.0 million during the second quarter of 2022 related to the cancelled Sale Transaction.

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

The Bank sells participation interests in this product. These participations sold represent a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

The Bank sells participation interests in this product. These participations sold represent a 95% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

OVERVIEW (Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022)

Total Company net income for the second quarter of 2023 was $21.1 million, a decrease of $3.3 million from the same period in 2022. Diluted EPS also decreased to $1.07 for the second quarter of 2023 compared to $1.22 for the same period in 2022. The decrease in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income increased $5.3 million, 78%, for the second quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $9.5 million, or 24%, for the second quarter of 2023 compared to the same period in 2022.

●	Provision was a net charge of $1.9 million for the second quarter of 2023 compared to a net charge of $146,000 for the same period in 2022.

●	Noninterest income increased $2.6 million, or 34%, for the second quarter of 2023 compared to the same period in 2022.

●	Noninterest expense increased $3.8 million, or 10%, for the second quarter of 2023 compared to the same period in 2022.

Warehouse

●	Net income decreased $1.3 million or 53%, for the second quarter of 2023 compared to the same period in 2022.

●	Net interest income decreased $1.2 million, or 32%, for the second quarter of 2023 compared to the same period in 2022.

●	The Warehouse Provision was a net charge of $202,000 for the second quarter of 2023 compared to a net credit of $234,000 for the same period in 2022.

●	Average committed Warehouse lines decreased to $1.0 billion in the second quarter of 2023 compared to $1.4 billion in the second quarter of 2022.

●	Average line usage was 47% during the second quarter of 2023 compared to 41% during the same period in 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $856,000, or 49%, during the second quarter of 2023 compared to the same period in 2022.

●	Overall, Republic’s proceeds from the sale of secondary market loans totaled $12 million during the second quarter of 2023 compared to $68 million during the same period in 2022, with the Company’s cash-gain-as-a-percent-of-loans-sold decreased to 2.83% for the second quarter of 2023 from 2.85% for the second quarter of 2022.

Tax Refund Solutions segment

●	Net income decreased $7.1 million, or 59%, for the second quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $2.4 million for the second quarter of 2023 compared to the same period in 2022.

●	Overall, TRS recorded a net credit to the Provision of $219,000 during the second quarter of 2023 compared to a net charge to the Provision of $360,000 for the same period in 2022.

●	Noninterest income decreased $12.5 million, or 70%, for the second quarter of 2023 compared to the same period in 2022.

●	Net RT revenue increased $529,000, or 13%, for the second quarter of 2023 compared to the same period in 2022.

●	Noninterest expense was $3.1 million for the second quarter of 2023 compared to $3.5 million for the same period in 2022.

Republic Credit Solutions segment

●	Net income increased $189,000, or 5%, for the second quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $2.2 million, or 31%, for the second quarter of 2023 compared to the same period in 2022.

●	Overall, RCS recorded a net charge to the Provision of $4.3 million during the second quarter of 2023 compared to a net charge of $3.4 million for the same period in 2022.

●	Noninterest income decreased $98,000, or 3%, from the second quarter of 2022 to the second quarter of 2023.

●	Noninterest expense was $2.9 million for the second quarter of 2023 and $1.9 million for the same period in 2022.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022)

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

Table 1 — Increases to the Federal Funds Target Rate since January 1, 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the second half of 2022 and the first six months of 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022 and maintained a relative lower level into 2023 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve. Further monetary tightening by the FOMC in the future will likely cause short-term interest rates to continue to increase. At this time, the future of long-term market interest rates remains uncertain. Increases in short-term market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $64.5 million during the second quarter of 2023 and represented an increase of $12.7 million, or 25%, from the second quarter of 2022. The Total Company net interest margin increased to 4.46% during the second quarter of 2023 compared to 3.55% for the same period in 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

Net interest income and NIM within the Traditional Bank were substantially higher from the second quarter of 2022 to the second quarter of 2023 as the increase in yield for its interest-earning assets substantially outpaced the increased cost of its interest-bearing liabilities on a year-over-year basis. Overall, the Traditional Bank’s net interest income increased $9.5 million, or 24%, and its NIM expanded 71 basis points from the second quarter of 2022 to 3.77% for the second quarter of 2023. Driving this change in net interest income and NIM between the second quarter of 2022 and the second quarter of 2023 were the following:

●	Traditional Bank average loans grew from $3.6 billion with a weighted-average yield of 3.92% during the second quarter of 2022 to $4.3 billion with a weighted average yield of 4.98% during the second quarter of 2023. As previously noted, loan growth remained particularly strong within the Traditional Bank during the first six months of 2023, while the acquisition of CBank added approximately $217 million to the Traditional Bank’s average loans during the second quarter of 2023.

●	Average investments grew to $775 million with a weighted-average yield of 2.73% during the second quarter of 2023 from $691 million with a weighted-average yield of 1.60% for the second quarter of 2022. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a shorter overall duration as compared to its peers. This strategy is generally favorable to net interest income in a rising interest rate environment.

●	The Traditional Bank’s average noninterest-bearing deposits decreased from $1.6 billion during the second quarter of 2022 to $1.4 billion for the second quarter of 2023. This decrease in average noninterest-bearing deposits was funded through a decrease in interest-earning cash balances and an increase in FHLB borrowings.

●	The Traditional Bank’s weighted-average cost of interest-bearing liabilities increased from 0.09% during the second quarter of 2022 to 1.43% for the second quarter of 2023. Further segmenting the Traditional Bank’s interest-bearing liabilities:

o	The weighted-average cost of total interest-bearing deposits increased from 0.14% during the second quarter of 2022 to 1.59% for the second quarter of 2023. In addition, average interest-bearing deposits grew $53 million from the second quarter of 2022 to the second quarter of 2023.

o	The average balance of FHLB borrowings increased from $20 million for the second quarter of 2022 to $256 million for the second quarter of 2023. In addition, the weighted-average cost of these borrowings increased from 1.88% to 4.90% for the same time periods. As noted above, this increase in the average balance of borrowings was generally driven by a period-to-period decline in average deposit balances.

●	Average interest-earning cash was $111 million with a weighted-average yield of 5.63% during the second quarter of 2023 compared to $810 million with a weighted-average yield of 0.81% for the second quarter of 2022. The decline in average cash balances was driven generally by a decline in average deposit balances for the same periods.

As previously disclosed, short-term interest rates have risen dramatically since March of 2022 as a result of FOMC monetary actions. Short-term rates could further increase during the third quarter of 2023 as a result of continued monetary tightening by the FOMC. Over the past 18 months, increases in short-term interest rates were generally favorable to the Traditional Bank’s net interest income and net interest margin primarily as a result of the substantial amount of immediately-repricing, interest-earning cash it maintained on its balance sheet and its ability to sustain a low cost of deposits in relation to the rising FFTR. During the third quarter of 2022, however, the Traditional Bank began to use its excess cash to fund a decline in deposit balances. This trend of declining interest-earning cash to fund decreasing deposit balances continued into the second quarter of 2023. In addition, during the first quarter of 2023, the cost of the Traditional Bank’s interest-bearing deposits began to increase more significantly during the latter part of the quarter due to customer pricing pressures. This trend of increasing deposit costs continued throughout the second quarter of 2023.

As a result of the declining cash balances and the additional customer pricing pressures, the Bank began to experience a diminishing benefit to its net interest income and net interest margin with additional increases in the FFTR during the first quarter of 2023 which continued into the second quarter of 2023. Management believes the Traditional Bank will continue to experience net interest margin compression on a linked quarter basis during the remainder of 2023 as a result of the negative impact of 1) lower interest-earning cash and low-cost deposit balances; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse

Net interest income within Warehouse decreased $1.2 million, or 32%, from the second quarter of 2022 to the second quarter of 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $579 million during the second quarter of 2022 to $463 million for the second quarter of 2023, as home-mortgage refinancing dipped from a significantly higher volume in early 2022. Driving this decrease in average outstanding balances was a decline in committed lines-of-credit to $1.0 billion as June 30, 2023 from $1.4 billion as of June 30, 2022. Concurrent with the decline in committed lines of credit, the average usage rates for Warehouse lines decreased to 47% during the second quarter of 2023 from 41% for the first quarter of 2022.

The Warehouse net interest margin compressed 41 basis points from 2.69% during the second quarter of 2022 to 2.28% during the second quarter of 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited the Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022.

Additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yield on Warehouse lines of credit are generally ties to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

TRS’s net interest income increased $2.4 million for the second quarter of 2023 compared to the same period in 2022, driven primarily by an increase interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates.

The prepaid card product component of TRS drove a $3.3 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 4.52% for average prepaid card-related balances of $362 million during the first quarter of 2023 compared to 0.83% for average prepaid card-related balances of $377 million during the first quarter of 2022.

Republic Credit Solutions segment

RCS’s net interest income increased $2.2 million, or 31%, from the second quarter of 2022 to the second quarter of 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC loan fees, which are recorded as interest income on loans, increased to $8.4 million during the second quarter of 2023 compared to $6.4 million during the same period in 2022. The Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase. It began to ramp up origination volume for the product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year revenue.

Overall customer demand for the RCS segment’s products is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact origination volume for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2023 will be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned as well as the overall volume and mix of loans it generates.

The following table presents the average balance sheets for the three-month periods ended June 30, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$114,368	$1,558	5.45%	$813,956	$1,638	0.80%
Investment securities, including FHLB stock (1)	774,829	5,296	2.73	691,427	2,766	1.60
TRS Refund Advance loans (2)	28,203	40	0.57	12,680	81	2.56
RCS LOC products (2)	32,876	8,417	102.41	27,119	6,364	93.87
Other RPG loans (3) (6)	100,960	1,948	7.72	91,007	1,387	6.10
Outstanding Warehouse lines of credit (4) (6)	462,755	8,520	7.36	578,676	5,074	3.51
All other Core Bank loans (5) (6)	4,279,373	53,275	4.98	3,629,950	35,592	3.92

Total interest-earning assets	5,793,364	79,054	5.46	5,844,815	52,902	3.62

Allowance for credit losses	(96,720)			(72,037)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	113,865			172,382
Premises and equipment, net	33,967			34,322
Bank owned life insurance	102,599			100,152
Other assets (1)	210,350			164,091
Total assets	$6,157,425			$6,243,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,481,583	$2,564	0.69%	$1,698,754	$169	0.04%
Money market accounts	836,763	4,740	2.27	788,534	168	0.09
Time deposits	287,102	1,900	2.65	233,644	574	0.98
Reciprocal money market and time deposits	186,707	1,550	3.32	59,009	34	0.23
Wholesale brokered deposits	36,578	462	5.05	—	—	—

Total interest-bearing deposits	2,828,733	11,216	1.59	2,779,941	945	0.14

SSUARs and other short-term borrowings	117,852	174	0.59	294,388	49	0.07
Federal Home Loan Bank advances and other long-term borrowings	256,000	3,135	4.90	20,000	94	1.88

Total interest-bearing liabilities	3,202,585	14,525	1.81	3,094,329	1,088	0.14

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,927,486			2,196,794
Other liabilities	132,687			100,062
Stockholders’ equity	894,667			852,540
Total liabilities and stockholders’ equity	$6,157,425			$6,243,725

Net interest income		$64,529			$51,814

Net interest spread			3.65%			3.48%

Net interest margin			4.46%			3.55%
(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $24,000 and $2,000 for the three months ended June 30, 2023 and 2022.
(4)	Interest income includes loan fees of $300,000 and $500,000 for the three months ended June 30, 2023 and 2022.
(5)	Interest income includes loan fees of $1.4 million and $1.5 million for the three months ended June 30, 2023 and 2022.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2023
	Compared to
	Three Months Ended June 30, 2022
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(80)	$(2,461)	$2,381
Investment securities, including FHLB stock	2,530	368	2,162
TRS Refund Advance loans	(41)	52	(93)
RCS LOC products	2,053	1,437	616
Other RPG loans	561	675	(114)
Outstanding Warehouse lines of credit	3,446	(1,189)	4,635
All other Core Bank loans	17,683	6,729	10,954
Net change in interest income	26,152	5,611	20,541

Interest expense:

Transaction accounts	2,395	(24)	2,419
Money market accounts	4,572	11	4,561
Time deposits	1,326	158	1,168
Reciprocal money market and time deposits	1,516	211	1,305
Wholesale brokered deposits	462	462	—
SSUARs and other short-term borrowings	125	(46)	171
Federal Home Loan Bank advances	3,041	2,676	365
Net change in interest expense	13,437	3,448	9,989

Net change in net interest income	$12,715	$2,163	$10,552

Provision

Total Company Provision was a net charge of $6.1 million for the second quarter of 2023 compared to a net charge of $3.7 million for the same period in 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2023 was a net charge of $1.9 million compared to a net charge of $146,000 for the second quarter of 2022. An analysis of the Provision for the second quarter of 2023 compared to the same period in 2022 follows:

●	For the second quarter of 2023, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank recorded approximately $3.9 million in general formula reserves for $229 million of loan growth during the second quarter of 2023. Approximately $1.0 million of this increase was due to additional qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

o	Offsetting the above, the Traditional Bank recognized a $2.0 million credit to the Provision during the second quarter of 2023 driven primarily by the release of $1.5 million in COVID-related reserves as the federal government declared an official end to the COVID pandemic effective May 2023.

●	The net credit during the second quarter of 2022 was primarily driven by $1.5 million of additional Provision driven by formula reserves primarily tied to general loan growth. Traditional Bank loans grew $106 million from March 31, 2022 to June 30, 2022. Offsetting the above was the release of approximately $1.4 million in reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.26% as of June 30, 2023 compared to 1.29% as of December 31, 2022 and 1.35% as of June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2023.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $202,000 for the second quarter of 2023 compared to a net credit of $234,000 for the same period in 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $81 million during the second quarter of 2023 compared to a decrease of $93 million during the second quarter of 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2023, December 31, 2022, and June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2023.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $219,000 during the second quarter of 2023 compared to a net charge of $360,000 for the same period in 2022. Substantially all TRS Provision in both periods was related to its RA product.

RAs related to the first quarter 2023 tax filing season were only originated during December of 2022 and the first two months of 2023. RAs related to the first quarter 2022 tax filing season were only originated during the first two months of 2022. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be meaningfully different (higher or lower) than its March 31st estimate based on actual paydowns received during the second quarter. RAs collected during the second half of a year are recorded as recoveries of previously charged-off loans, unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

TRS’s incurred loss rate for RAs as of June 30, 2022 was 2.85% of total originations and it finished 2022 with a RA loss rate of 2.20% of total RAs originated. As of June 30, 2023, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2023 tax filing season was 3.09% of the $835 million of the total loans originated during December 2022 and the first two months of 2023. In-line with its customary June 30th charge-off policy for RA loans, the Company completely charged-off all remaining unpaid RAs as of June 30, 2023, with approximately $1.0 million of the RAs expected to be recovered during the third quarter of 2023 under a loan-loss guaranty.

For factors affecting the comparison of the TRS results of operations for the second quarter of 2023 and the second quarter of 2022, see section titled “OVERVIEW (Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Table 4 — Refund Advance Performance

(dollars in thousands)		2023 Tax Season	2022 Tax Season	2023/2022 Change

RAs originated during the tax season	(a)	$834,552	$311,207	$523,345

RA net charge-offs (recoveries) recorded ($):
RA net losses recognized for the six months ended June 30,	(b)	$25,823	$8,879	$16,944
Provision expense recorded during the six months ended June 30,	(c)	25,798	8,315	17,483
Second quarter Provision true-up for three months ended June 30,	(d)	$25	$564	$(539)

RA net charge-offs (recoveries) recorded (%):
RA net losses recognized for the six months ended June 30,	(b)/(a)	3.09%	2.85%	0.24%
Provision expense recorded during the six months ended June 30,	(c)/(a)	3.09	2.67	0.42
Second quarter Provision true-up for three months ended June 30,	(d)/(a)	-%	0.18%	(0.18)%

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 5 below, RCS recorded a net charge to the Provision of $4.3 million during the second quarter of 2023 compared to a net charge to the Provision of $3.4 million for the same period in 2022. The increase in the Provision was driven primarily by a $638,000 increase in net charge-offs and a $221,000 increase in general formula reserves for RCS’s LOC product. Overall, net charge-offs and general formula reserves for RCS’s LOC II product increased $726,000 and $509,000 driven by a $6.2 million, or 146%, increase in outstanding spot balances from the second quarter of 2022 to the second quarter of 2023. Partially offsetting the increase in Provision related to the RCS LOC II product, net charge-offs and general formula reserves for RCS’s LOC I product decreased $88,000 and $288,000 for the second quarter of 2023 compared to second quarter of 2022.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 12.88% as of June 30, 2023, 13.73% as of December 31, 2022, and 14.41% as of June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2023.

The following table presents net charges to the RCS Provision by product:

Table 5 — RCS Provision by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$4,285	$3,428	$857	25%
Healthcare receivables	11	5	6	120
Total	$4,296	$3,433	$863	25%

Table 6 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2023	2022

ACLL at beginning of period	$96,121	$71,656

CBank Fair Value Adjustment	(1,384)	—

Charge-offs:

Traditional Banking:
Residential real estate	(9)	—
Consumer	(230)	(245)
Total Traditional Banking	(239)	(245)
Warehouse lines of credit	—	—
Total Core Banking	(239)	(245)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(25,824)	(11,505)
Other TRS loans	(126)	(153)
Republic Credit Solutions	(3,018)	(2,411)
Total Republic Processing Group	(28,968)	(14,069)
Total charge-offs	(29,207)	(14,314)

Recoveries:

Traditional Banking:
Residential real estate	11	26
Commercial real estate	12	1
Commercial & industrial	19	8
Home equity	—	109
Consumer	72	106
Total Traditional Banking	114	250
Warehouse lines of credit	—	—
Total Core Banking	114	250

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	188	2,626
Other TRS commercial & industrial loans	—	302
Republic Credit Solutions	231	264
Total Republic Processing Group	419	3,192

Total recoveries	533	3,442

Net loan recoveries (charge-offs)	(28,674)	(10,872)

Provision - Core Banking	2,062	(128)
Provision - RPG	4,077	3,793
Total Provision	6,139	3,665
ACLL at end of period	$72,202	$64,449

Credit Quality Ratios - Total Company:

ACLL to total loans	1.43%	1.48%
ACLL to nonperforming loans	412	398
Net loan charge-offs (recoveries) to average loans	2.34	1.00

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.15%	1.20%
ACLL to nonperforming loans	336	317
Net loan charge-offs (recoveries) to average loans	0.01	—

Table 7 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	June 30,
	2023	2022

Traditional Banking:
Residential real estate:
Owner occupied	—%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	—	—
Construction & land development	(0.02)	(0.01)
Commercial & industrial	—	—
Lease financing receivables	—	—
Aircraft	—	—
Home equity	—	(0.20)
Consumer:
Credit cards	0.45	0.22
Overdrafts	70.38	67.77
Automobile loans	(0.31)	(0.13)
Other consumer	(0.31)	0.55
Total Traditional Banking	0.01	—
Warehouse lines of credit	—	—
Total Core Banking	0.01	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	364.01	280.08
Other TRS commercial & industrial loans	9.91	(303.76)
Republic Credit Solutions	2.34	2.36
Total Republic Processing Group	18.73	10.46
Total	2.37%	1.00%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. Refund Advances are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are typically analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to total average loans increased from 1.00% during the second quarter of 2022 to net charge-offs to total average loans of 2.37% during the second quarter of 2023. The 137 basis-point increase was driven primarily by net charge-offs within the Company’s TRS operations.

From the second quarter of 2022 to the second quarter of 2023, TRS experienced a $14.3 million increase in net RA charge-offs due to the $523 million increase in year-over-year tax-season origination volume.

From the second quarter of 2022 to the second quarter of 2023, RCS experienced a $607,000 increase in net charge-offs primarily driven by an increase in net charge-offs within RCS’s LOC II product. Net charge-offs within this product increased $726,000 from the second quarter of 2022 to the second quarter of 2023. This product was first piloted during the first quarter of 2021. RCS began to ramp up origination volume for the RCS LOC II product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year net charge-offs in the product.

During the second quarters of 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $10.9 million during the second quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $2.6 million, or 34%, for the second quarter of 2023 compared to the same period in 2022, primarily driven by a $1.7 million death benefit payment received during the second quarter of 2023 in excess of the cash surrender value of a BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended June 30, 2023 and 2022 were $1.8 million and $1.7 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2023 and 2022 were $316,000 and $308,000.

Mortgage Banking segment

A decrease in Mortgage banking income for the second quarter of 2023 was generally caused by substantially higher long-term market interest rates, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. For the second quarter of 2023, the 30-year mortgage rate was hovering near 7.0% for the entire quarter. As a result, the Core Bank sold $12 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.60% during the second quarter of 2023 compared to sales of $68 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.85% during the second quarter of 2022 when mortgage rates were notably lower.

With the FOMC continuing its quantitative tightening program during 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by higher interest rates causing additional declines in mortgage banking income throughout 2023.

Tax Refund Solutions segment

TRS’s noninterest income decreased $12.5 million during the second quarter of 2023 compared to the same period in 2022, primarily driven by the $13 million legal settlement it received during the second quarter of 2022.

Republic Credit Solutions segment

RCS’s noninterest income decreased $98,000, or 3%, during the second quarter of 2023 compared to the same period in 2022, with program fees representing the entirety of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume and corresponding gains from RCS’s installment loan product which were substantially offset by higher sales volume and gains from RCS’s LOC II product.

Proceeds from the sale of RCS's installment loan product totaled $261 million during the second quarter of 2023, a 3% decrease from the same period in 2022. Conversely, RCS sold approximately $106 million of balances for the LOC II product during the second quarter of 2023, an increase of 153% over the second quarter of 2022. The decrease in the RCS installment product volume was deliberately driven while a new credit model remained under testing during the second quarter of 2023. Related to the increase in the LOC II volume, RCS began to ramp up origination volume for this product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year net program revenue.

The following table presents RCS program fees by product:

Table 8 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$2,150	$1,630	$520	32%
Healthcare receivables	48	38	10	26
Installment loans*	813	1,481	(668)	(45)
Total	$3,011	$3,149	$(138)	(4)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $3.9 million, or 8%, during the second quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $3.8 million, or 10%, for the second quarter of 2023 compared to the same period in 2022. The following primarily drove the change in noninterest expense:

●	Noninterest expense associated with the acquired CBank operations totaled $2.0 million across all categories for the second quarter of 2023, with no such expenses for the second quarter of 2022.

●	Legacy Salaries and Benefits expense increased $1.2 million, or 5%, to $24.0 million for the second quarter of 2023. The most notable change within this category was as follows:

o	Direct Legacy salaries increased a net $808,000, or 4%, due primarily to the additional cost of annual merit increases.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $510,000, or 18%, during the second quarter of 2023 compared to the same period in 2022, primarily due to a $281,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $146,000 reduction in mortgage commissions, with both reductions resulting from the previously discussed slowdown in mortgage origination volume.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $968,000, or 50%, during the second quarter of 2023 compared to the same period in 2022. Approximately $745,000 of this increase was concentrated within the LOC II product and was a result of a year-over-year increase in marketing activity for the product.

OVERVIEW (Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022)

Total Company net income for the first six months of 2023 was $49.1 million, a $3.6 million, or 7%, decrease from the same period in 2022. Diluted EPS decreased to $2.50 for the first six months of 2023 compared to $2.64 for the same period in 2022. The decrease in net income primarily reflected the following:

Traditional Banking segment

●	Net income increased $11.7 million, or 105%, for the first six months of 2023 compared to the same period in 2022.

●	Net interest income increased $23.5 million, or 31%, for the first six months of 2023 compared to the same period in 2022.

●	Provision was a net charge of $4.8 million for the first six months of 2022 compared to a net charge of $466,000 for the same period in 2022.

●	Noninterest income increased $3.0 million, or 20%, for the first six months of 2023 compared to the same period in 2022.

●	Noninterest expense increased $6.5 million, or 8%, for the first six months of 2023 compared to the same period in 2022.

●	Total Traditional Bank loans increased $540 million, or 14%, during the first six months of 2023.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.39% as of June 30, 2023 compared to 0.40% as of December 31, 2022.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.13% as of June 30, 2023 compared to 0.16% as of December 31, 2022.

●	Total Traditional Bank deposits increased $184 million from December 31, 2022 to $4.2 billion as of June 30, 2023.

Warehouse

●	Net income decreased $3.6 million, or 65%, for the first six months of 2023 compared to the same period in 2022.

●	Net interest income decreased $3.7 million, or 44%, for the first six months of 2023 compared to the same period in 2022.

●	The Warehouse Provision was a net charge of $337,000 for the first six months of 2023 compared to a net credit of $635,000 for the same period in 2022.

●	Average committed Warehouse lines declined to $1.0 billion for the first six months of 2023 from $1.4 billion for first six months of 2022.

●	Average line usage was 40% during the first six months of 2023 compared to 42% during the same period in 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $2.7 million, or 61%, during the first six months of 2023 compared to the same period in 2022.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $28 million during the first six months of 2023 compared to $187 million during the same period in 2022, with the Company’s cash-gain-as-a-percent-of-loans-sold increasing to 2.19% from 2.23% from period to period.

Tax Refund Solutions segment

●	Net income decreased $10.1 million, or 37%, for the first six months of 2023 compared to the same period in 2022.

●	Net interest income increased $18.7 million, or 110%, for the first six months of 2023 compared to the same period in 2022.

●	Total RA originations were $737 million during the first six months of 2023 compared to $311 million for the first six months of 2022. Originations for both six month periods all occurred during the first quarter of these periods.

●	Overall, TRS recorded a net charge to the Provision of $21.6 million during the first six months of 2023 compared to a net charge to the Provision of $8.3 million for the same period in 2022.

●	Noninterest income decreased $18.8 million for the first six months of 2023 compared to the same period in 2022.

●	Net RT revenue decreased $715,000 for the first six months of 2023 compared to the same period in 2022.

●	Noninterest expense was $8.8 million for the first six months of 2023 compared to $8.7 million for the same period in 2022.

Republic Credit Solutions segment

●	Net income increased $200,000, or 2%, for the first six months of 2023 compared to the same period in 2022.

●	Net interest income increased $3.9 million, or 28%, for the first six months of 2023 compared to the same period in 2022.

●	Overall, RCS recorded a net charge to the Provision of $6.1 million during the first six months of 2022 compared to a net charge of $4.8 million for the same period in 2022.

●	Noninterest income decreased $666,000, or 11%, from the first six months of 2022 to the first six months of 2023.

●	Noninterest expense was $5.3 million for the first six months of 2023 and $3.5 million for the same period in 2022.

●	Total nonperforming loans to total loans for the RCS segment was 0.46% as of June 30, 2023 compared to 0.70% as of December 31, 2022.

●	Delinquent loans to total loans for the RCS segment was 8.46% as of June 30, 2023 compared to 8.53% as of December 31, 2022.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022)

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

A large amount of the Company’s financial instruments tracks closely with, or is primarily indexed to, either the FFTR or Prime, or LIBOR. These rates trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during 2022 and the first three months of 2023 included the following:

Table 9 — Increases to the Federal Funds Target Rate since January 1, 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the second half of 2022 and the first six months of 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022 and maintained a relative lower level into 2023 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve. Further monetary tightening by the FOMC in the future will likely cause short-term interest rates to continue to increase. At this time, the future of long-term market interest rates remains uncertain. Increases in short-term market interest rates are expected to impact the various business segments of the Company differently and will be discussed in further detail in the sections below.

Total Company net interest income was $157.2 million during the first six months of 2023 and represented an increase of $42.2 million from the first six months of 2022. Total Company net interest margin expanded to 5.48% during the first six months of 2022 compared to 3.94% for the same period in 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $23.5 million, or 31%, for the first six months of 2023 compared to the same period in 2022. Traditional Banking’s net interest margin was 3.92% for the first six months of 2023, an increase of 94 basis points from the same period in 2022.

The increase in the Traditional Bank’s net interest income during the first six months of 2023 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $3.6 billion with a weighted-average yield of 3.93% for the first six months of 2022 to $4.1 billion with a weighted average yield of 4.79% for the first six months of 2023. In addition, the acquisition of CBank added approximately $130 million to the Traditional Bank’s average loans during the first six months of 2023. As discussed in the section titled “Loans” within this document, loan growth remained particularly strong within the Traditional Bank during the first six months of 2023.

●	Average investments grew to $774 million with a weighted-average yield of 2.67% during the first six months of 2023 from $649 million with a weighted-average yield of 1.50% for the first six months of 2022. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a shorter overall duration as compared to its peers.

●	The Traditional Bank’s average noninterest bearing deposits decreased from $1.6 billion during the first six months of 2022 to $1.4 billion for the first six months of 2023. This decrease in average noninterest-bearing deposits was funded through a decrease in interest-earning cash balances and an increase in FHLB borrowings.

●	The Traditional Bank’s cost of average cost of interest-bearing liabilities increased from 0.12% during the first six months of 2022 to 0.88% for the first six months of 2023. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

o	The weighted-average cost of total interest-bearing deposits increased from 0.13% during the first six months of 2022 to 1.17% for the first six months of 2023. In addition, average interest-bearing deposits decreased $51 million from the first six months of 2023 to the first six months of 2023 leading to an increase in higher-costing FHLB borrowings.

o	The average balance of FHLB borrowings increased from $22 million for the first six months of 2022 to $251 million for the first six months of 2023. In addition, the weighted-average cost of these borrowings increased from 1.20% to 4.57% for the same time periods. As noted above, this increase in the average balance of borrowings was generally driven by period-to-period decline in average deposit balances.

●	Average interest-earning cash was $174 million with a weighted-average yield of 4.90% during the first six months of 2023 compared to $834 million with a weighted-average yield of 0.50% for the first six months of 2022. The decline in average cash balances was driven generally by a decline in average deposit balances for the same periods.

As previously disclosed, short-term interest rates have risen dramatically since March of 2022 as a result of FOMC monetary actions. Short-term rates could further increase during the third quarter of 2023 as a result of continued monetary tightening by the FOMC. Over the past 18 months, increases in short-term interest rates were generally favorable to the Traditional Bank’s net interest income and net interest margin primarily as a result of the substantial amount of immediately-repricing, interest-earning cash it maintained on its balance sheet and its ability to sustain a low cost of deposits in relation to the rising FFTR. During the third quarter of 2022, however, the Traditional Bank began to use its excess cash to fund a decline in deposit balances. This trend of declining interest-earning cash to fund decreasing deposit balances continued into the second quarter of 2023. In addition, during the first quarter of 2023, the cost of the Traditional Bank’s interest-bearing deposits began to increase more significantly during the latter part of the quarter due to customer pricing pressures. This trend of increasing deposit costs continued throughout the second quarter of 2023.

As a result of the declining cash balances and the additional customer pricing pressures, the Bank began to experience a diminishing benefit to its net interest income and net interest margin with additional increases in the FFTR during the first quarter of 2023 which continued into the second quarter of 2023. Management believes the Traditional Bank will continue to experience net interest margin compression on a linked quarter basis during the remainder of 2023 as a result of the negative impact of 1) lower interest-earning cash and low-cost deposit balances; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse decreased $3.7 million, or 44%, from the first six months of 2022 to the first six months of 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $582 million during the first six months of 2022 to $397 million for the first six months of 2023, driven largely by the sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a sharp drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 50 basis points from 2.89% during the first six months of 2022 to 2.39% during the first six months of 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited the Warehouse net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022.

Committed Warehouse lines-of-credit decreased from $1.4 billion as of June 30, 2022 to $1.0 billion as of June 30, 2023, while average usage rates for Warehouse lines were 40% and 42%, respectively, during the first six months of 2023 and 2022.

Additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yield on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $18.7 million from the first six months of 2022 to the first six months of 2023. Net interest income at TRS includes income from its prepaid card products as well as the income associated with its tax-related credit products.

The prepaid card product component of TRS drove a $6.3 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 4.28% for average prepaid card-related balances of $359 million during the first six months of 2023 compared to 0.61% for average prepaid card-related balances of $375 million during the first six months of 2022.

Related to the segment’s tax-related products, net interest income increased $12.5 million for the first six months of 2023 compared to the first six months of 2022. Loan-related interest and fees increased $17.0 million for the period and was driven primarily by a $426 million increase in RA origination volume, most of which resulted from a new contract with a large national tax preparation provider. This increase in loan revenue was partially offset by a $4.5 million increase to the segment’s net cost of funds as applied through its internal FTP.

See additional detail regarding the RA product under Footnote 5“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $3.9 million, or 28%, from the first six months of 2022 to the first six months of 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased to $7.7 million during the first six months of 2023 compared to $3.3 million during the same period in 2022. The Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase. It began to ramp up origination volume for the product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year revenue.

Overall customer demand for the RCS segment’s products is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact origination volume for its various consumer loan products. A rising interest rate environment, however, likely will impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS during 2023 will be negative to the segment’s financial results, although the exact amount of the negative impact will depend on the internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

The following table presents the average balance sheets for the six-month periods ended June 30, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 11 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$177,439	$4,259	4.80%	$837,757	$2,067	0.49%
Investment securities, including FHLB stock (1)	774,006	10,342	2.67	649,040	4,877	1.50
TRS Refund Advance loans (2)	138,180	31,445	45.51	48,420	13,525	55.87
RCS LOC products (2)	31,986	16,378	102.41	26,701	12,621	94.54
Other RPG loans (3) (6)	121,353	4,574	7.54	105,879	3,372	6.37
Outstanding Warehouse lines of credit (4) (6)	396,603	14,240	7.18	581,581	9,953	3.42
All other Core Bank loans (5) (6)	4,097,391	98,172	4.79	3,584,718	70,597	3.94

Total interest-earning assets	5,736,958	179,410	6.25	5,834,096	117,012	4.01

Allowance for credit loss	(89,995)			(70,670)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	204,382			262,772
Premises and equipment, net	33,104			34,888
Bank owned life insurance	102,303			99,844
Other assets (1)	198,327			172,388
Total assets	$6,185,079			$6,333,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,562,729	$4,306	0.55%	$1,695,456	$266	0.03%
Money market accounts	792,936	6,846	1.73	793,709	261	0.07
Time deposits	256,644	2,759	2.15	247,596	1,215	0.98
Reciprocal money market and time deposits	115,674	1,721	2.98	66,826	82	0.25
Wholesale brokered deposits	18,390	462	5.02	—	—	—

Total interest-bearing deposits	2,746,373	16,094	1.17	2,803,587	1,824	0.13

SSUARs and other short-term borrowings	160,146	422	0.53	297,263	77	0.05
Federal Home Loan Bank advances and other long-term borrowings	250,702	5,723	4.57	21,657	130	1.20

Total interest-bearing liabilities	3,157,221	22,239	1.41	3,122,507	2,031	0.13

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	2,007,877			2,254,194
Other liabilities	133,002			106,320
Stockholders’ equity	886,979			850,297
Total liabilities and stock-holders’ equity	$6,185,079			$6,333,318

Net interest income		$157,171			$114,981

Net interest spread			4.84%			3.88%

Net interest margin			5.48%			3.94%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $957,000 and $664,000 for the six months ended June 30, 2023 and 2022.
(4)	Interest income includes loan fees of $542,000 and $1.1 million for the six months ended June 30, 2023 and 2022.
(5)	Interest income includes loan fees of $2.3 million and $3.0 million for the six months ended June 30, 2023 and 2022.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

Table 12 illustrates the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities impacted Republic’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

Table 12 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2023
	Compared to
	Six Months Ended June 30, 2022
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$2,192	$(2,807)	$4,999
Investment securities, including FHLB stock	5,465	1,084	4,381
TRS Refund Advance loans	17,920	20,849	(2,929)
RCS LOC products	3,757	2,644	1,113
Other RPG loans	1,202	1,529	(327)
Outstanding Warehouse lines of credit	4,287	(3,946)	8,233
All other Core Bank loans	27,575	10,355	17,220
Net change in interest income	62,398	29,708	32,690

Interest expense:

Transaction accounts	4,040	(23)	4,063
Money market accounts	6,585	(1)	6,586
Time deposits	1,544	46	1,498
Reciprocal money market and time deposits	1,639	101	1,538
Wholesale brokered deposits	462	462	—
SSUARs and other short-term borrowings	345	(51)	396
Federal Home Loan Bank advances	5,593	4,421	1,172
Net change in interest expense	20,208	4,955	15,253

Net change in net interest income	$42,190	$24,753	$17,437

Provision

Total Company Provision was a net charge of $32.9 million for the first six months of 2023 compared to a net charge of $12.9 million for the same period in 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2023 was a net charge of $4.8 million compared to a net charge of $466,000 for the first six months of 2022. An analysis of the Provision for the first six months of 2023 compared to the same period in 2022 follows:

●	For the first six months of 2023, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans.

o	The Traditional Bank recorded approximately $6.9 million in general formula reserves for $540 million of loan growth during the first six months of 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

o	Offsetting the above, the Traditional Bank recognized a $2.7 million credit to the Provision during the first six months of 2023 driven primarily by the release of $1.5 million in COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

●	For the first six months of 2022, the Traditional Bank Provision primarily reflected the following:

o	Approximately $2.5 million of additional Provision driven by formula reserves tied to general loan growth. Non-PPP Traditional Bank loans grew $213 million from December 31, 2021 to June 30, 2022.

o	Offsetting the above was the release of approximately $2.0 million of reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.26% as of June 30, 2023 compared to 1.29% as of December 31, 2022 and 1.35% as of June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2023.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $337,000 for the first six months of 2023 compared to a net credit of $635,000 for the same period in 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $136 million during the first six months of 2023 compared to a decrease of $254 million during the first six months of 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2023, December 31, 2022, and June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2023.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $21.6 million during the first six months of 2023 compared to a net charge of $8.3 million for the same period in 2022. Substantially all TRS Provision in both periods was related to its RA product.

TRS recorded a charge to the Provision for RA loans of $21.6 million, or 2.92% of its $737 million in RAs originated during the first six months of 2022 compared to a charge to the Provision of $8.9 million, or 2.85% of its $311 million of RAs originated during the first six months of 2022. The increase in Provision for the first six months of 2023 was primarily due to the increased volume from the previously mentioned new contract with a large national tax preparation provider, which generated approximately $462 million in new RA volume related to the first quarter 2023 tax filing season.

With all unpaid RAs charged off as of June 30, 2023, any payments received for unguaranteed RAs during the third and fourth quarter of 2023 will represent recovery credits directly to income.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 13 below, RCS recorded a net charge to the Provision of $6.1 million during the first six months of 2023 compared to a net charge to the Provision of $4.8 million for the same period in 2022. The increase in the Provision was driven primarily by a $1.2 million increase in net charge-offs and a $620,000 Allowance build for RCS’s LOC II product. Net charge-offs for RCS’s LOC II product were $2.5 million for the first six months of 2023 compared to $1.3 million of net charge-offs during the first six months of 2022. As previously disclosed in the quarterly discussion, this product was first piloted during the first quarter of 2021. RCS began to ramp up origination volume for the RCS LOC II product during early 2022 and has steadily increased its volume since then leading to corresponding higher year-over-year net charge-offs in the product.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 12.88% as of June 30, 2023, 13.73% as of December 31, 2022, and 14.41% as of June 30, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2023.

The following table presents net charges to the RCS Provision by product:

Table 13 — RCS Provision by Product

	Six Months Ended Jun. 30,
(in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$6,111	$4,831	$1,280	26%
Hospital receivables	24	(3)	27	NM
Total	$6,135	$4,828	$1,307	27%

Table 14 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2023	2022

ACLL at beginning of period	$70,413	$64,577

CBank Initial Recognition of ACLL	216	—

Charge-offs:

Traditional Banking:
Residential real estate	(15)	—
Consumer	(555)	(508)
Total Traditional Banking	(570)	(508)
Warehouse lines of credit	—	—
Total Core Banking	(570)	(508)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(25,824)	(11,505)
Other TRS commercial & industrial loans	(126)	(153)
Republic Credit Solutions	(6,118)	(5,084)
Total Republic Processing Group	(32,068)	(16,742)
Total charge-offs	(32,638)	(17,250)

Recoveries:

Traditional Banking:
Residential real estate	26	69
Commercial real estate	59	2
Commercial & industrial	109	17
Home equity	1	112
Consumer	173	195
Total Traditional Banking	368	395
Warehouse lines of credit	—	—
Total Core Banking	368	395

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	473	2,626
Other TRS commercial & industrial loans	—	664
Republic Credit Solutions	465	539
Total Republic Processing Group	938	3,829
Total recoveries	1,306	4,224

Net loan charge-offs	(31,332)	(13,026)

Provision - Core Banking	5,181	(202)
Provision - RPG	27,724	13,100
Total Provision	32,905	12,898
ACLL at end of period	$72,202	$64,449

Credit Quality Ratios - Total Company:

ACLL to total loans	1.43%	1.48%
ACLL to nonperforming loans	412	422
Net loan charge-offs to average loans	1.31	0.60

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.15%	1.20%
ACLL to nonperforming loans	336	303
Net loan charge-offs to average loans	0.01	0.01

Table 15 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Six Months Ended
	June 30,
	2023	2022

Traditional Banking:
Residential real estate:
Owner occupied	—%	(0.02)%
Nonowner occupied	—	—
Commercial real estate	(0.01)	—
Construction & land development	—	—
Commercial & industrial	(0.05)	(0.01)
Lease financing receivables	—	—
Aircraft	—	—
Home equity	—	(0.11)
Consumer:
Credit cards	0.55	0.39
Overdrafts	82.64	79.18
Automobile loans	0.09	(0.06)
Other consumer	0.08	0.12
Total Traditional Banking	0.01	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	35.70	71.16
Other TRS loans	0.88	(10.54)
Republic Credit Solutions	9.74	9.09
Total Republic Processing Group	21.68	19.16
Total	1.32%	0.60%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. Refund Advances are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are typically analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans increased from 0.60% during the first six months of 2022 to 1.32% during the first six months of 2023, with net charge-offs increasing $18.3 million and average total Company loans increasing $536 million, or 12%. As discussed in more detail above, the increase in net charge-offs was primarily driven by an $18.2 million increase in net charge-offs within the Company’s TRS and RCS operations.

During the first six months of 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $19.2 million during the first six months of 2023 compared to the same period in 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $3.0 million, or 20%, for the first six months of 2023 compared to the same period in 2022, driven primarily by a $1.7 million death benefit payment received during the second quarter of 2023 in excess of the cash surrender value of a BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2023 and 2022 were $3.5 million and $3.2 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2023 and 2022 were $610,000 and $597,000.

Mortgage Banking segment

A decrease in Mortgage banking income for the first six months of 2023 was generally caused by substantially higher market long-term interest rates, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. For the first six months of 2023, the 30-year mortgage rate was hovering near 7.0% for the entire period. As a result, the Bank sold $28 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.19% during the first six months of 2023. During the first two months of 2022, however, long-term interest rates were closer to historical lows, driving secondary market loan sales of $187 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.23%. With the FOMC continuing its quantitative tightening program during the second half of 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by higher interest rates causing additional declines in mortgage banking income throughout 2023.

Tax Refund Solutions segment

TRS’s noninterest income decreased $18.8 million, or 53%, during the first six months of 2023 compared to the same period in 2022. Green Dot paid RB&T a total of $18 million in nonrecurring payments during the first six months of 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding TRS’s RT product, net RT revenue decreased 4% from $16.0 million during the first six months of 2022 to $15.3 million during the same period in 2023. RT revenue for the first quarter of 2023 was negatively impacted by a general decline in overall RT demand across the industry.

Republic Credit Solutions segment

RCS’s noninterest income decreased $666,000, or 11%, during the first six months of 2023 compared to the same period in 2022, with program fees representing the substantial majority of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume and corresponding gains from RCS’s installment loan product which were substantially offset by higher sales volume and gains from RCS’s LOC II product.

Proceeds from the sale of RCS's installment loan product totaled $472 million during the first six months of 2023, a 10% decrease from the same period in 2022. Conversely, RCS sold approximately $183 million of balances for the LOC II product during the first six months of 2023, an increase of 163% over the first six months of 2022. The decrease in the RCS installment product volume was purposely driven while a new credit model was being tested and modified. Related to the increase in the LOC II volume, RCS began to ramp up origination volume for this product during early 2022 and has steadily increased its volume since then leading to corresponding higher year-over-year net program revenue.

The following table presents RCS program fees by product:

Table 16 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$3,892	$2,818	$1,074	38%
Hospital receivables	97	99	(2)	(2)
Installment loans*	1,556	3,359	(1,803)	(54)
Total	$5,545	$6,276	$(731)	(12)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $7.7 million, or 8%, during the first six months of 2023 compared to the same period in 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $6.5 million for the first six months of 2023 compared to the same period in 2022. The following primarily drove the change in noninterest expense:

●	Noninterest expenses associated with the acquired CBank operations were $4.4 million across all categories for the first six months of 2023, with no such expenses for the first six months of 2022. The figure for the first six months of 2023 includes $2.2 million in merger related expenses that are not expected to recur in the future.

●	Legacy Salaries and Benefits expense increased a net $1.3 million, or 3%, to $47.3 million for the first six months of 2022. The most notable changes within this category were as follows:

o	Direct legacy salaries increased a net $395,000, or 1%, due primarily to the cost of annual merit increases.

o	Legacy Overhead salaries increased $1.8 million, as a greater portion of overhead salaries was allocated to the Traditional Banking segment than the Mortgage Banking segment during the first six months 2023 compared to the same period in 2022. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with salaries allocated to Mortgage Banking higher in 2022 when mortgage production was greater during the first six months of the year.

●	Legacy technology expenses declined $615,000 as the Traditional Bank continued to combine technology platforms as part of a Company-wide efficiency initiative.

●	Interchange related expenses increased $382,000 due to higher debit card and credit card purchasing activity.

●	FDIC Insurance expense increased $276,000 due to higher premiums charged by the FDIC in 2023.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $646,000, or 12%, during the first six months of 2023 compared to the same period in 2022, primarily due to a $304,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $149,000 reduction in mortgage commissions, with both reductions resulting from the previously discussed slowdown in mortgage origination volume.

The Company records a credit offset to salary expense for each loan it originates and recognizes the cost of that credit as an adjustment to the loan’s yield over its estimated life. The amount of credit benefit to salary expense during a given period is determined by the overall loan origination volume during that period.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.8 million, or 52%, during the first six months of 2023 compared to the same period in 2022. Approximately $867,000 of this increase was concentrated within the LOC II product and was a result of a year-over-year increase in marketing activity for the product. Approximately $532,000 of the increase was within Salaries and Benefits and was primarily the result of annual merit increases.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $242 million in cash and cash equivalents as of June 30, 2023 compared to $314 million as of December 31, 2022. Comparing average balances for the second quarters of 2023 and 2022, the Company had average interest-earning cash and cash equivalent balances of $114 million for the second quarter of 2023 compared to $814 million for the second quarter of 2022. The decline in average interest-earning cash balances from period to period was driven generally by a decrease in average deposits and an increase in average loan balances.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.82% during the first six months of 2023 with a spot balance yield of 5.15% on June 30, 2023. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 17 — Purchases of Investment Securities

	Six Months Ended June 30, 2023
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2023
Corporate (acquired as a part of the CBank acquisition)	$2,017	6.05%	2.60	yrs
U.S. Government Agencies	50,000	5.38	2.50
Mortgage-backed securities - residential (acquired as a part of the CBank acquisition)	14,442	4.56	9.10
Total	$66,459	5.38	2.50	yrs

Purchases by Class for the Three Months Ended June 30, 2023
U.S. Government Agencies	$15,000	5.75%	2.91	yrs
Total	$15,000	5.75	2.91	yrs

Total Purchases for the Six Months Ended June 30, 2023	$81,459	5.32%	3.75	yrs

Republic’s investment portfolio increased $19 million from December 31, 2022 to June 30, 2023, driven by $40 million in portfolio purchases, $16 million of investments acquired as part of the CBank merger, and a $20 million increase in FHLB stock. These increases were offsets by portfolio declines of $40 million from calls and maturities of debt securities, $18 million in paydowns on mortgage-backed securities, and a $1 million increase in the portfolio market value.

Table 18 — Loan Portfolio Composition

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$1,086,751	$911,427	$175,324	19%
Nonowner occupied	350,390	321,358	29,032	9
Commercial real estate	1,727,092	1,599,510	127,582	8
Construction & land development	179,479	153,875	25,604	17
Commercial & industrial	478,759	413,387	65,372	16
Lease financing receivables	79,804	10,505	69,299	660
Aircraft	208,512	179,785	28,727	16
Home equity	255,755	241,739	14,016	6
Consumer:
Credit cards	17,134	15,473	1,661	11
Overdrafts	706	726	(20)	(3)
Automobile loans	4,177	6,731	(2,554)	(38)
Other consumer	6,109	626	5,483	876
Total Traditional Banking	4,394,668	3,855,142	539,526	14
Warehouse lines of credit*	539,560	403,560	136,000	34
Total Core Banking	4,934,228	4,258,702	675,526	16

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	97,505	(97,505)	(100)
Other TRS commercial & industrial loans	193	51,767	(51,574)	(100)
Republic Credit Solutions	118,721	107,828	10,893	10
Total Republic Processing Group	118,914	257,100	(138,186)	(54)

Total loans**	5,053,142	4,515,802	537,340	12
Allowance for credit losses	(72,202)	(70,413)	(1,789)	3

Total loans, net	$4,980,940	$4,445,389	$535,551	12

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $537 million, or 12%, during the first six months of 2022 to $5.1 billion as of June 30, 2023. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $540 million, or 14%, from December 31, 2022 to June 30, 2023. The following primarily drove the change in loan balances during the first six months of 2023:

●	The Traditional Bank acquired loans and leases with a fair value of $216 million in connection with the CBank acquisition.

●	The Traditional Bank’s legacy CRE portfolio, which excludes the CRE loans acquired from CBank, grew $54 million, or 3%, during the first six months of 2023, as the Traditional Bank experienced strong loan demand within its Corporate Lending, Private Banking and Commercial Real Estate divisions in its Louisville market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in mid to late 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, the Traditional Bank’s legacy residential real estate portfolio, which excludes the residential real estate loans acquired from CBank, increased $89 million during the first six months of 2023.

●	After a multi-year pause in operations, the Traditional Bank’s Corresponding Lending Division began purchasing loans again during the first quarter of 2023. The loans purchased are all 1-4 Family, first-lien mortgages with fixed rate terms of generally five or seven years. Through June 30, 2023, this division had acquired approximately $96 million of loans with an expected average yield of 5.13%.

Warehouse

Outstanding Warehouse period-end balances increased $136 million from December 31, 2022 to June 30, 2023. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

As previously discussed, additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yield on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Outstanding TRS loans decreased $98 million from December 31, 2022 to June 30, 2023 primarily reflecting the substantial paydown of ERAs originated during December 2022. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2022 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of June 30, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $2 million from $70 million as of December 31, 2022 to $72 million as of June 30, 2023. As a percent of total loans, the total Company’s ACLL increased to 1.43% as of June 30, 2023 compared to 1.56% as of December 31, 2022. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $324,000 to $56 million as of June 30, 2023, generally driven primarily by formula reserves tied to loan growth during the first six months of 2022 partially offset by the $1.5 million release of COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

Warehouse

The Warehouse ACLL decreased to approximately $1.3 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2023 to December 31, 2022. As of June 30, 2023, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2022.

Tax Refund Solutions

The TRS ACLL decreased $4 million from $4 million as of December 31, 2022 to $0 as of June 30, 2023, with this decrease driven by the charge-off of all unpaid ERAs originated during December 2022.

Republic Credit Solutions segment

The RCS ACLL increased $482,000 to $15 million as of June 30, 2023, with this increase driven by an increase in the RCS LOC II spot balance and a change in the RCS loan mix as the outstanding healthcare receivable spot balance increased and the RCS LOC I spot balance decreased.

RCS maintained an ACLL for two distinct credit products offered as of June 30, 2023, including its line-of-credit products and its healthcare-receivables products. As of June 30, 2023, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 51.91% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 19 — Management’s Allocation of the Allowance for Credit Losses on Loans

	June 30, 2023			December 31, 2022
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$9,899	23%	0.91%	$8,909	21%	0.98%
Nonowner occupied	3,086	7	0.88	2,831	7	0.88
Commercial real estate	25,089	35	1.45	23,739	36	1.48
Construction & land development	4,811	4	2.68	4,123	3	2.68
Commercial & industrial	4,322	9	0.90	3,976	9	0.97
Lease financing receivables	825	2	1.03	110	—	1.05
Aircraft	521	4	0.25	449	4	0.25
Home equity	4,770	5	1.87	4,628	5	1.91
Consumer:
Credit cards	1,103	—	6.44	996	—	6.44
Overdrafts	706	—	100.00	726	—	100.00
Automobile loans	53	—	1.27	87	—	1.29
Other consumer	382	—	6.25	135	—	21.57
Total Traditional Banking	55,567	89	1.26	50,709	85	1.32
Warehouse lines of credit	1,346	11	0.25	1,009	9	0.25
Total Core Banking	56,913	100	1.15	51,718	94	1.20

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	3,797	2	4
Other TRS commercial & industrial loans	—	—	—	91	1	0.18
Republic Credit Solutions	15,289	3	12.88	14,807	3	13.73
Total Republic Processing Group	15,289	3	12.86	18,695	6	7.27
Total	$72,202	103	1.43	$70,413	100	1.56

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $9 million during the first six months of 2023, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first six months of 2022.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 20 — Classified and Special Mention Loans

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	16,727	17,010	(283)	(2)
PCD - Substandard	1,896	1,498	398	27
Total Classified Loans	18,623	18,508	115	1

Special Mention	60,801	69,246	(8,445)	(12)
PCD - Special Mention	486	718	(232)	(32)
Total Special Mention Loans	61,287	69,964	(8,677)	(12)

Total Classified and Special Mention Loans	$79,910	$88,472	$(8,562)	(10)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $0 million and $2 million as of June 30, 2023 and December 31, 2022.

Nonperforming loans to total loans decreased to 0.35% at June 30, 2023 from 0.36% at December 31, 2022, as the total balance of nonperforming loans increased by $1 million, or 6%, while total loans increased $536 million, or 12%, during the first six months of 2023. As presented in Tables 21 and 22 below, the decrease in nonperforming loans during 2023, including the nonaccrual loan component, was primarily driven by the refinancing of $8 million of these loans to another financial institution.

The ACLL to total nonaccrual loans decreased to 412% as of June 30, 2023 from 432% as of December 31, 2022, as the total ACLL increased $2 million and the balance of nonaccrual loans increased by $1 million, or 9%. The driver of the increase in ACLL was primarily RAs originated through the Company’s TRS segment, which was partially offset by loan growth in the Traditional Banking segment during the second quarter.

Table 21 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2023	December 31, 2022

Loans on nonaccrual status*	$16,957	$15,562
Loans past due 90-days-or-more and still on accrual**	547	756
Total nonperforming loans	17,504	16,318
Other real estate owned	1,478	1,581
Total nonperforming assets	$18,982	$17,899

Credit Quality Ratios - Total Company:
ACLL to total loans	1.43%	1.56%
Nonaccrual loans to total loans	0.34	0.34
ACLL to nonaccrual loans	426	452
Nonperforming loans to total loans	0.35	0.36
Nonperforming assets to total loans (including OREO)	0.38	0.40
Nonperforming assets to total assets	0.30	0.31

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.15%	1.21%
Nonaccrual loans to total loans	0.34	0.37
ACLL to nonaccrual loans	336	332
Nonperforming loans to total loans	0.34	0.37
Nonperforming assets to total loans (including OREO)	0.37	0.40
Nonperforming assets to total assets	0.32	0.32
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 22 — Nonperforming Loan Composition

	June 30, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$14,432	1.33%	$13,388	1.47%
Nonowner occupied	72	0.02	117	0.04
Commercial real estate	927	0.05	1,001	0.06
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,498	0.59	815	0.34
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	27	0.65	31	0.46
Other consumer	1	0.02	210	33.55
Total Traditional Banking	16,957	0.39	15,562	0.40
Warehouse lines of credit	—	—	—	—
Total Core Banking	16,957	0.34	15,562	0.37

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	547	0.46	756	0.70
Total Republic Processing Group	547	0.46	756	0.29

Total nonperforming loans	$17,504	0.35%	$16,318	0.36%

Table 23 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	125	$4,421	48	$7,652	2	$2,359	175	$14,432
Nonowner occupied	3	72	—	—	—	—	3	72
Commercial real estate	—	—	1	212	1	715	2	927
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	32	905	2	593	—	—	34	1,498
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	5	27	—	—	—	—	5	27
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	166	5,426	51	8,457	3	3,074	220	16,957
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	166	5,426	51	8,457	3	3,074	220	16,957

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	547	NM	547
Total Republic Processing Group	NM	—	—	—	—	547	NM	547

Total	166	$5,426	51	$8,457	3	$3,621	220	$17,504

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

Table 24 — Roll-forward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Nonperforming loans at the beginning of the period	$16,610	$16,966	$16,318	$20,552
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,432	1,313	5,267	2,324
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,917)	(1,381)	(3,193)	(5,633)
Principal balance paydowns of loans nonperforming at both period ends	(392)	(699)	(680)	(1,028)
Net change in principal balance of other loans nonperforming at both period ends*	(229)	11	(208)	(5)

Nonperforming loans at the end of the period	$17,504	$16,210	$17,504	$16,210
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 25 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Loans charged off	$—	$—	$—	$—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	(1,463)	(1,381)	(1,518)	(5,429)
Loans returned to accrual status	(454)	—	(1,675)	(204)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,917)	$(1,381)	$(3,193)	$(5,633)

Based on the Bank’s review as of June 30, 2023, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.32% as of June 30, 2023 from 0.34% as of December 31, 2022. Core Bank delinquent loans to total Core Bank loans decreased to 0.12% as of June 30, 2023 from 0.14% as of December 31, 2022. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2023 and December 31, 2022 were on nonaccrual status.

Table 26 — Delinquent Loan Composition*

	June 30, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$5,167	0.48%	$4,834	0.53%
Nonowner occupied	—	—	—	—
Commercial real estate	—	—	604	0.04
Construction & land development	—	—	—	—
Commercial & industrial	—	—	177	0.04
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	472	0.18	175	0.07
Consumer:
Credit cards	33	0.19	55	0.36
Overdrafts	141	19.97	160	22.04
Automobile loans	10	0.24	11	0.16
Other consumer	52	0.85	44	7.03
Total Traditional Banking	5,875	0.13	6,060	0.16
Warehouse lines of credit	—	—	—	—
Total Core Banking	5,875	0.12	6,060	0.14

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	10,043	8.46	9,200	8.53
Total Republic Processing Group	10,043	8.45	9,200	3.58

Total delinquent loans	$15,918	0.32%	$15,260	0.34%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 27 — Roll-forward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Delinquent loans at the beginning of the period	$36,124	$16,215	$15,260	$13,465
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,761	1,714	4,588	2,348
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,410)	(1,944)	(4,684)	(4,104)
Principal balance paydowns of loans delinquent at both period ends	(46)	(344)	(49)	(348)
Net change in principal balance of other loans delinquent at both period ends*	(20,511)	(4,190)	803	90
Delinquent loans at the end of period	$15,918	$11,451	$15,918	$11,451
*	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 28 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022

Loans charged off	$—	$(1)	$(1)	$(1)
Refund Advances paid off or charged off	—	—	—	—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	(1,389)	(601)	(1,629)	(3,676)
Loans paid current	(1,021)	(1,342)	(3,054)	(427)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,410)	$(1,944)	$(4,684)	$(4,104)

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

A loan modification (formerly a TDR prior to the adoption of ASU 2022-02) is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s loan modifications involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate, and/or extending the maturity date of the debt. Nonaccrual loans modified as loan modifications remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as loan modifications are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. With the adoption of ASU 2022-02 in 2023, all loan modifications will now be recognized as collateral-dependent. As of June 30, 2023 there were $1.3 million collateral-dependent loan modifications.

Table 29 — Collateral-Dependent Loans and Troubled Debt Restructurings

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

Deposits

Table 30 — Deposit Composition

(in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change

Core Bank:
Demand	$1,161,743	$1,336,082	$(174,339)	(13)%
Money market accounts	851,090	707,272	143,818	20
Savings	289,209	323,015	(33,806)	(10)
Reciprocal money market	169,619	28,635	140,984	492
Individual retirement accounts (1)	34,227	38,640	(4,413)	(11)
Time deposits, $250 and over (1)	91,036	54,855	36,181	66
Other certificates of deposit (1)	186,053	129,324	56,729	44
Reciprocal time deposits (1)	73,205	7,405	65,800	889
Wholesale brokered deposits (1)	8,033	—	8,033	—
Total Core Bank interest-bearing deposits	2,864,215	2,625,228	238,987	9
Total Core Bank noninterest-bearing deposits	1,405,543	1,464,493	(58,950)	(4)
Total Core Bank deposits	4,269,758	4,089,721	180,037	4

Republic Processing Group:
Money market accounts	10,159	3,849	6,310	164
Total RPG interest-bearing deposits	10,159	3,849	6,310	164

Brokered prepaid card deposits	344,441	328,655	15,786	5
Other noninterest-bearing deposits	104,923	115,620	(10,697)	(9)
Total RPG noninterest-bearing deposits	449,364	444,275	5,089	1
Total RPG deposits	459,523	448,124	11,399	3

Total deposits	$4,729,281	$4,537,845	$191,436	4%
(1)	Includes time deposit

Total deposits increased $191 million from December 31, 2022 to $4.7 billion as of June 30, 2023. Total Core Bank deposits increased by $180 million with the CBank acquisition resulting in $191 million of this growth. Core Bank legacy deposits, which excludes the deposits assumed from the CBank acquisition, decreased $11 million, or 0.3%, from December 31, 2022. Within the Core Bank’s legacy deposits, interest-bearing deposits increased $99 million and noninterest-bearing deposits decreased $110 million.

As it relates to the decrease of $110 million in Core Bank legacy noninterest-bearing deposits, Management believes two factors generally drove this overall decline. The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane. Second, Management believes that the substantial increase in market interest rates over the past year has caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash both inside and outside the Bank.

Related to the $99 million increase in Core Bank legacy interest-bearing deposits, all of this increased occurred during the second quarter of 2023 as Core Bank legacy interest-bearing deposits were down $122 million for the first quarter of 2023. The substantial majority of this increase was in the Bank’s CDARs and ICS product types.

CDARs accounts represent reciprocal, term certificate-of-deposit accounts and ICS accounts represent liquid money market accounts in which:

1)	The Bank receives large client deposits above the FDIC insurance limit of $250,000;
2)	The Bank places these large deposits into like term CDs or money market accounts in a nationwide network of banks in amounts under the FDIC insurance threshold of $250,000 in order to receive full FDIC insurance on the total deposit amount; and
3)	The Bank receives an equivalent amount of deposits back from the network of banks from numerous clients of theirs, under the $250,000 FDIC insurance limit for each of those clients.

These balances grew $184 million for the first six months of 2023 with $123 million of this growth occurring during the second quarter when the Bank significantly increased its offering rates to, in general, well-above 4% in order to combat deposit run-off. In addition to the higher offering rates available through these two products, CDARs and ICS accounts are also attractive to clients because they offer clients the ability to receive full FDIC insurance for their deposit balances up to $50 million per client.

Management believes the higher offering rates it is paying for its interest-bearing deposits as of June 30, 2023 will continue to raise the Traditional Bank's overall cost of funds into the second half of 2023 and cause further contraction to its net interest margin on a linked-quarter basis. This strategy is subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

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

SSUARs decreased $125 million, or 58%, during the first six months of 2023 to $92 million as of June 30, 2023. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

While the Bank has changed its pricing strategy with deposits in order to retain and attract funds, it has not generally changed its pricing strategy with SSUARs. As a result, its SSUAR balances have continued to decline during the first six months of 2023. At this time, management is not contemplating a change in its pricing strategy for SSUARs, and as a result, a further decline in outstanding balances is possible. The Bank’s SSUAR pricing strategy, however, is subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Federal Home Loan Bank Advances

As of June 30, 2023, the Company’s $520 million of total FHLB advances had a weighted-average maturity of 0.68 years and a weighted-average cost of 4.88%. The Bank held $70 million of long-term FHLB advances as of June 30, 2023 compared to $20 million of long-term FHLB advances as of December 31, 2022. Approximately $450 million of these borrowings were overnight in nature as of June 30, 2023 compared to $75 million as of December 31, 2022. The Company has utilized FHLB advances over the past year to fund its deposit outflow and overall loan growth. During the second quarter of 2023, the Bank extended the maturity for $50 million of these borrowings due to the inverted yield curve and the more attractive cost for longer term borrowings as compared to the cost of overnight borrowings. Overall, these extended term borrowings had a weighted average maturity of 5 years and a weighted average cost of 4.17%.

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

Table 31 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	June 30, 2023	December 31, 2022

Cash and cash equivalents	$241,967	$313,689
Unencumbered debt securities	515,603	438,052
Total liquid assets	757,570	751,741

Available borrowing capacity with the FHLB	542,656	899,362
Available borrowing capacity through unsecured credit lines	125,000	125,000
Total available borrowing capacity	667,656	1,024,362

Total liquid assets and available borrowing capacity	$1,425,226	$1,776,103

The Company had a loan to deposit ratio (excluding wholesale brokered deposits) of 107% as of June 30, 2023 and 99% as of December 31, 2022. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As noted in the sections above titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings”, the Bank implemented a general strategy during 2022 and most of the first quarter of 2023 to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, however, the Bank did experience a decline in both personal and business deposit balances and SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. In response to this deposit outflow, during the second quarter of 2023 the Bank began marketing some deposit products, such as money market accounts and short-term certificates of deposit, with higher offering rates. This strategy appears to have generally reversed the outflow of deposits during late May and June of 2023. These higher offering rates also raised the Traditional Bank's overall cost of funds meaningfully during the second quarter of 2023 and caused contraction to its net interest margin on a linked-quarter basis. Management is unsure if these higher offering rates will continue to prevent future deposit outflows or if the Bank may be required to raise its offering rates more in order to prevent future deposit outflows. The Bank’s overall deposit and SSUAR pricing strategies are subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of June 30, 2023, the Bank had approximately $723 million in deposits from 166 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. Total uninsured deposits for the Bank were $1.7 billion, or 36%, of total deposits as of June 30, 2023. The 20 largest non-sweep deposit relationships represented approximately $233 million, or 5%, of the Company’s total deposit balances as of June 30, 2023. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of June 30, 2023 and December 31, 2022, these pledged investment securities had a fair value of $89 million and $218 million.

Capital

Total stockholders’ equity increased from $857 million as of December 31, 2022 to $887 million as of June 30, 2023. The increase in stockholders’ equity was primarily attributable to net income earned during 2023 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of July 1, 2023, RB&T could, without prior approval, declare dividends of approximately $116 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.34% as of June 30, 2023 and 13.41% as of December 31, 2022. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 32 — Capital Ratios (1)

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$947,620	16.39%	$941,865	17.92%
Republic Bank & Trust Company	906,748	15.69	904,592	17.23

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$878,533	15.20%	$877,735	16.70%
Republic Bank & Trust Company	837,661	14.50	840,462	16.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$878,533	15.20%	$877,735	16.70%
Republic Bank & Trust Company	837,661	14.50	840,462	16.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$878,533	14.36%	$877,735	14.81%
Republic Bank & Trust Company	837,661	13.49	840,462	14.09

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points lower than those presented in the table above as of June 30, 2023 and approximately 10 basis points lower than those presented in the table above as of December 31, 2022.

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model. A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized its dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one-year time period. This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s loans and deposits and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of June 30, 2023, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2023 and ending June 30, 2024 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 33 — Bank Interest Rate Sensitivity

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2023	7.2%	2.0%	(0.9)%	(1.7)%	(2.3)%
% Change from base net interest income as of December 31, 2022	(2.8)%	(0.6)%	1.8%	3.7%	5.7%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2022 to June 30, 2023 occurred in all the scenarios. In general, the period-to-period declines in the up-rate scenarios were generally tied to three main factors. First, the Company’s average interest-earning cash balances further declined from December to June. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its immediately repricing interest-earning cash, decreased. Second, the Company increased its assumed deposit betas from December to June in anticipation of a more competitive deposit gathering and retention environment. These higher deposit betas resulted in higher projected costs for the Company’s interest-bearing deposits in a rising rate environment. Third, net interest income is projected to decline in the up-rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of June 30, 2023 as compared to December 31, 2022.

Conversely in the down rate scenarios, the Company’s interest rate risk position notably improved. This improvement was generally tied to three factors. The first factor is a notable increase above current levels for mortgage banking income as refinance activity is assumed to increase with a decline in interest rates. Second, net interest income is expected to improve due to the assumed benefit for interest rate floors related to loans, which are projected to take effect with a substantial drop in interest rates. Third, net interest income is projected to improve in the down rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of June 30, 2023 as compared to December 31, 2022.

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

Regarding its legacy assets that reference LIBOR, the Bank has previously disclosed that the underlying contracts for these assets may not include adequate “fallback” language to use alternative indexes and margins when LIBOR ceased. However, on March 15, 2022, President Biden signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Law”). The LIBOR Law provides for a statutory transition to a replacement rate selected by the Board of Governors of the Federal Reserve System (the “FRS Board”) based on the SOFR for contracts referencing LIBOR that contain no or ineffective fallback provisions, unless a replacement rate is selected by a determining person as outlined in the statute.

On December 16, 2022, under the LIBOR Law, the FRS Board issued final regulations (the “LIBOR Regulations”) that included the selection of an FRS Board-selected benchmark replacement rate based on SOFR and incorporated an applicable tenor spread adjustment (“Selected Benchmark Rate”). The Selected Benchmark Rate replaced LIBOR in certain financial contracts after June 30, 2023. Substantially all of the Company’s financial instruments transitioned to the Selected Benchmark as of July 1, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022) and “RESULTS OF OPERATIONS (Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022.”

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

Material Weakness Remediation Efforts

The Company has commenced the implementation of some remediation measures with respect to the material weaknesses as outlined in its Annual Report on Form 10-K for the year ended December 31, 2022. As part of its remediation efforts for its material weaknesses, Management has completed the following:

●	Enhanced its internal monthly financial reporting during the first quarter of 2023 to provide a more detailed yield analysis at the product level for the performance of each RCS product.

●	In July 2023, the Company hired and designated a new Chief Accounting Officer for the RPG operations. This new position reports up through the Chief Financial Officer of the Company and not to the business unit. This position has day-to-day responsibilities overseeing the financial reporting of the RPG segment.

●	In July 2023, the Company’s Board of Directors approved a new policy with enhanced reconciliation policies and procedures. This revised policy provides better guidance to reconciliation personnel for escalation requirements of reconciliation items as well as internal responsibilities for resolving reconciliation issues.

In addition, the Company continues the planning process for those remediation measures that have not yet been implemented. Management cannot determine when all its remediation plans will be fully completed, and Management cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Uninsured deposits historically have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 36% of its total deposits as of June 30, 2023, were uninsured as they were above the FDIC’s insurance limit. If a significant portion of these uninsured deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, RB&T may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates.

We may experience additional increases in FDIC insurance assessments. The FDIC deposit insurance fund has recently incurred losses with the resolution of bank failures during the first quarter of 2023. As a result, the FDIC issued a notice of proposed rulemaking for a special assessment in May 2023. It is possible that our regular deposit insurance assessment rates, which were already expected to increase significantly during 2023 over 2022, will further increase should the FDIC alter its assessment rate schedule or calculation methodology for financial institutions as a result of these recent bank failures. Although we cannot predict the specific timing and terms of any special assessment or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2023 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	3,900	$38.22	3,900	486,100
May 1 - May 31	69,847	40.26	69,847	416,253
June 1 - June 30	82,066	44.92	82,066	334,187
Total	155,813	$42.66	155,813	334,187

The Company repurchased 155,813 shares of its Class A Common Stock during the second quarter of 2023. In addition, in connection with employee stock awards, there were 432 shares withheld upon exercise of stock options to satisfy the withholding taxes. On October 25, 2022, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 500,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2023, the Company had 334,187 shares which could be repurchased under its current share repurchase programs.

During the second quarter of 2023, there were 2,833 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Six

Months ended June 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Six Months ended June 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 4, 2023	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: August 4, 2023	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer