Form 10-Q
period 2023-09-30
REPUBLIC BANCORP INC /KY/
filed 2023-11-03
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2023 was 17,221,953 and 2,156,662.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBank Agreement	Agreement and Plan of Merger between Republic Bancorp, Inc., CBank, and RB&T
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
Green Dot	Green Dot Corporation
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
Lawsuit	The lawsuit the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
Sale Transaction	Sale contemplated in the May 13, 2021 Asset Purchase Agreement between the Bank and Green Dot
SBA	U.S. Small Business Administration
Settlement Agreement	The agreement between the Bank and Green Dot that settled the Lawsuit filed by the Bank against Green Dot
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRS Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS

Cash and cash equivalents	$219,653	$313,689
Available-for-sale debt securities, at fair value (amortized cost of $642,019 in 2023 and $663,003 in 2022, allowance for credit losses of $0 in 2023 and 2022)	601,220	620,365
Held-to-maturity debt securities (fair value of $101,202 in 2023 and $87,357 in 2022, allowance for credit losses of $10 in 2023 and $10 in 2022)	101,650	87,386
Equity securities with readily determinable fair value	137	111
Mortgage loans held for sale, at fair value	2,711	1,302
Consumer loans held for sale, at fair value	8,443	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,529	13,169
Loans (loans carried at fair value of $0 in 2023 and $2 in 2022)	5,081,099	4,515,802
Allowance for credit losses	(74,576)	(70,413)
Loans, net	5,006,523	4,445,389
Federal Home Loan Bank stock, at cost	31,420	9,146
Premises and equipment, net	33,926	31,978
Right-of-use assets	35,907	37,017
Goodwill	40,516	16,300
Other real estate owned	1,423	1,581
Bank owned life insurance	103,211	101,687
Low-income housing tax credit investments	76,047	75,324
Other assets and accrued interest receivable	110,159	76,393

TOTAL ASSETS	$6,386,475	$5,835,543

LIABILITIES

Deposits:
Noninterest-bearing	$1,702,979	$1,908,768
Interest-bearing	3,090,603	2,629,077
Total deposits	4,793,582	4,537,845

Securities sold under agreements to repurchase and other short-term borrowings	80,797	216,956
Operating lease liabilities	36,726	37,809
Federal Home Loan Bank advances	465,000	95,000
Low-income housing tax credit obligations	58,858	43,609
Other liabilities and accrued interest payable	58,112	47,711

Total liabilities	5,493,075	4,978,930

Commitments and contingent liabilities (Footnote 10)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,295,968 shares (2023) and 17,584,928 shares (2022) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,156,662 shares (2023) and 2,159,495 shares (2022) issued and outstanding	4,572	4,648
Additional paid in capital	141,621	141,694
Retained earnings	777,808	742,250
Accumulated other comprehensive (loss) income	(30,601)	(31,979)

Total stockholders’ equity	893,400	856,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,386,475	$5,835,543

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME:

Loans, including fees	$78,175	$53,167	$242,984	$163,235
Taxable investment securities	4,792	3,159	14,179	7,906
Federal Home Loan Bank stock and other	2,901	4,291	8,115	6,488
Total interest income	85,868	60,617	265,278	177,629

INTEREST EXPENSE:

Deposits	15,497	1,830	31,591	3,654
Securities sold under agreements to repurchase and other short-term borrowings	196	94	618	171
Federal Home Loan Bank advances	5,350	96	11,073	226
Total interest expense	21,043	2,020	43,282	4,051

NET INTEREST INCOME	64,825	58,597	221,996	173,578

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	3,730	1,573	36,635	14,504

NET INTEREST INCOME AFTER PROVISION	61,095	57,024	185,361	159,074

NONINTEREST INCOME:

Service charges on deposit accounts	3,559	3,409	10,385	9,998
Net refund transfer fees	242	593	15,528	16,594
Mortgage banking income	852	1,154	2,559	5,574
Interchange fee income	3,282	3,322	9,752	9,853
Program fees	4,041	4,932	11,021	12,671
Increase in cash surrender value of bank owned life insurance	690	617	2,014	1,852
Death benefits in excess of cash surrender value of life insurance	—	—	1,728	—
Net losses on other real estate owned	(53)	(53)	(158)	(158)
Contract termination fee	—	—	—	5,000
Legal settlement	—	—	—	13,000
Other	1,406	1,134	3,522	2,302
Total noninterest income	14,019	15,108	56,351	76,686

NONINTEREST EXPENSE:

Salaries and employee benefits	28,747	27,269	89,472	85,477
Technology, equipment, and communication	7,311	7,235	21,459	21,678
Occupancy	3,503	3,211	10,500	9,875
Marketing and development	2,055	1,951	6,142	5,019
FDIC insurance expense	677	423	2,038	1,241
Interchange related expense	1,580	1,221	4,429	3,602
Legal and professional fees	803	904	2,693	3,073
Merger expense	(132)	—	2,068	—
Other	3,498	3,952	13,217	12,438
Total noninterest expense	48,042	46,166	152,018	142,403

INCOME BEFORE INCOME TAX EXPENSE	27,072	25,966	89,694	93,357
INCOME TAX EXPENSE	5,501	6,070	18,979	20,764
NET INCOME	$21,571	$19,896	$70,715	$72,593

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.11	$1.01	$3.61	$3.66
Class B Common Stock	1.01	0.92	3.28	3.33

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.10	$1.01	$3.60	$3.65
Class B Common Stock	1.01	0.92	3.27	3.32

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$21,571	$19,896	$70,715	$72,593

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on AFS debt securities	1,024	(15,510)	1,812	(46,892)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	(7)	1	27	10
Total other comprehensive income (loss) before income tax	1,017	(15,509)	1,839	(46,882)
Income tax benefit (expense) related to items of other comprehensive income	(250)	3,875	(461)	11,720
Total other comprehensive income (loss), net of tax	767	(11,634)	1,378	(35,162)

COMPREHENSIVE INCOME	$22,338	$8,262	$72,093	$37,431

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

Net income	—	—	—	—	21,571	—	21,571
Net change in AOCI	—	—	—	—	—	767	767
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,448)	—	(6,448)
Class B Shares ($0.340 per share)	—	—	—	—	(734)	—	(734)
Stock options exercised, net of shares withheld	—	—	—	(10)	—	—	(10)
Repurchase of Class A Common Stock	(206)	—	(46)	(1,509)	(7,841)	—	(9,396)
Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	—	—	—	123	—	—	123
Designated key employees	—	—	—	36	—	—	36
Employee stock purchase plan - Class A Common Stock	4	—	1	172	—	—	173
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	49	—	—	172	—	—	172
Stock options	—	—	—	175	—	—	175

Balance, September 30, 2023	17,296	2,157	$4,572	$141,621	$777,808	$(30,601)	$893,400

	Three Months Ended September 30, 2022

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2022	17,629	2,161	$4,663	$140,516	$720,341	$(21,654)	$843,866

Net income	—	—	—	—	19,896	—	19,896
Net change in AOCI	—	—	—	—	—	(11,634)	(11,634)
Dividends declared on Common Stock:
Class A Shares ($0.341 per share)	—	—	—	—	(5,995)	—	(5,995)
Class B Shares ($0.310 per share)	—	—	—	—	(669)	—	(669)
Stock options exercised, net of shares withheld	—	—	—	(2)	—	—	(2)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(48)	—	(15)	(484)	(2,829)	—	(3,328)
Net change in notes receivable on Class A Common Stock	—	—	—	43	—	—	43
Deferred compensation - Class A Common Stock:
Directors	—	—	—	192	—	—	192
Designated key employees	—	—	—	184	—	—	184
Employee stock purchase plan - Class A Common Stock	5	—	1	181	—	—	182
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	38	—	—	38
Restricted stock	—	—	—	161	—	—	161
Stock options	—	—	—	129	—	—	129

Balance, September 30, 2022	17,587	2,160	$4,649	$140,958	$730,744	$(33,288)	$843,063

	Nine Months Ended September 30, 2023
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	70,715	—	70,715
Net change in AOCI	—	—	—	—	—	1,378	1,378
Dividends declared on Common Stock:
Class A Shares ($1.122 per share)	—	—	—	—	(19,566)	—	(19,566)
Class B Shares ($1.020 per share)	—	—	—	—	(2,201)	—	(2,201)
Stock options exercised, net of shares withheld	—	—	(1)	(193)	—	—	(194)
Conversion of Class B to Class A Common Shares	3	(3)	—	—	—	—	—
Repurchase of Class A Common Stock	(363)	—	(80)	(2,640)	(13,390)	—	(16,110)
Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	—	—	—	349	—	—	349
Designated key employees	7	—	—	495	—	—	495
Employee stock purchase plan - Class A Common Stock	13	—	3	535	—	—	538
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock	51	—	2	798	—	—	800
Stock options	—	—	—	583	—	—	583

Balance, September 30, 2023	17,296	2,157	$4,572	$141,621	$777,808	$(30,601)	$893,400

	Nine Months Ended September 30, 2022
	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	72,593	—	72,593
Net change in AOCI	—	—	—	—	—	(35,162)	(35,162)
Dividends declared on Common Stock:
Class A Shares ($1.023 per share)	—	—	—	—	(18,123)	—	(18,123)
Class B Shares ($0.930 per share)	—	—	—	—	(2,010)	—	(2,010)
Stock options exercised, net of shares withheld	3	—	2	38	—	—	40
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(263)	—	(58)	(1,868)	(10,238)	—	(12,164)
Net change in notes receivable on Class A Common Stock	—	—	—	61	—	—	61
Deferred compensation - Class A Common Stock:
Directors	6	—	—	403	—	—	403
Designated key employees	—	—	—	541	—	—	541
Employee stock purchase plan - Class A Common Stock	12	—	3	506	—	—	509
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	114	—	—	114
Restricted stock	8	—	—	771	—	—	771
Stock options	—	—	—	436	—	—	436

Balance, September 30, 2022	17,587	2,160	$4,649	$140,958	$730,744	$(33,288)	$843,063

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$70,715	$72,593
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,176	3,753
Net accretion and amortization on loans	(2,756)	(3,026)
Unrealized and realized losses on equity securities with readily determinable fair value	(26)	204
Depreciation of premises and equipment	4,930	5,884
Amortization of mortgage servicing rights	1,440	1,773
Provision for on-balance sheet exposures	36,635	14,504
Provision for off-balance sheet exposures	90	128
Net gain on sale of mortgage loans held for sale	(1,453)	(4,704)
Origination of mortgage loans held for sale	(53,750)	(195,006)
Proceeds from sale of mortgage loans held for sale	53,794	226,191
Net gain on sale of consumer loans held for sale	(8,880)	(10,466)
Origination of consumer loans held for sale	(756,714)	(820,127)
Proceeds from sale of consumer loans held for sale	761,497	831,802
Writedowns of other real estate owned	158	158
Deferred compensation expense - Class A Common Stock	844	944
Stock-based awards and ESPP expense - Class A Common Stock	1,407	1,397
Increase in cash surrender value of bank owned life insurance	(1,324)	(1,852)
Gain from death benefits in excess of cash surrender value of BOLI	(1,728)	—
Net change in other assets and liabilities:
Accrued interest receivable	(5,366)	(1,225)
Accrued interest payable	1,778	34
Other assets	(21,085)	1,309
Other liabilities	1,872	10,518
Net cash provided by operating activities	86,254	134,786
INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	(40,970)	—
Purchases of available-for-sale debt securities	(30,000)	(244,820)
Purchases of held-to-maturity debt securities	(25,000)	—
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	67,571	65,269
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	10,736	11,703
Net change in outstanding warehouse lines of credit	(54,472)	408,312
Net change in other loans	(323,283)	(212,312)
Purchase of Federal Home Loan Bank stock	(22,274)	1,743
Investments in low-income housing tax partnerships	10,221	(7,258)
Net purchases of premises and equipment	(5,278)	(2,624)
Proceeds of principal and earnings from bank-owned life insurance	1,528	—
Net cash used in investing activities	(411,221)	20,013
FINANCING ACTIVITIES:
Net change in deposits	34,059	(39,594)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(136,159)	(81,591)
Payments of Federal Home Loan Bank advances	(538,000)	(25,000)
Proceeds from Federal Home Loan Bank advances	908,000	20,000
Repurchase of Class A Common Stock	(16,110)	(12,164)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	514	433
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(194)	40
Cash dividends paid	(21,179)	(19,501)
Net cash (used in) provided by financing activities	230,931	(157,377)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(94,036)	(2,578)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,689	756,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,653	$754,393
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$41,504	$4,017
Income taxes	17,279	14,614
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$381	$1,755
New unfunded obligations in low-income-housing investments	27,000	16,100
Right-of-use assets recorded	3,480	6,360

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2023 and 2022 AND DECEMBER 31, 2022 (UNAUDITED)

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible. In May 2023, the Company’s Board of Directors voted to dissolve the Company’s Captive. The dissolution of the Captive is expected to occur during the fourth quarter of 2023.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2022.

As of September 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2023, Republic had 46 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 3
●	Metropolitan Nashville — 3

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarter of each of 2023 and 2022:

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. In 2023, the Company also considered a RA, related to the first quarter 2023 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. For the ERA product originated in December of 2022 and January 2023, the Company considered it delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs and ERAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans, unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the RA, including the ERA, product parameters. Further changes in the RA and ERA product parameters do not ensure positive results and could have an overall material negative impact on the performance of all RA and ERA product offerings and therefore on the Company’s financial condition and results of operations.

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

o	One of RCS’s third-party service providers, subject to the Bank’s oversight and supervision, provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such, up to a maximum amount of $10,000. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

The following ASUs were adopted by the Company during the nine months ended September 30, 2023:

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

			January 1, 2024	Prospectively	Immaterial

2023-06	Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification™. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations.

			The date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective.	Prospectively	Immaterial

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

2. ACQUISITION OF CBANK

OVERVIEW

On March 15, 2023, the Company completed its acquisition of CBank (“CBank”), and its wholly owned bank subsidiary Commercial Industrial Finance, Inc. (“CIF”), for approximately $51 million in cash. The primary reason for the acquisition of CBank was to expand the Company’s footprint in the Cincinnati, Ohio metropolitan statistical area.

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by CBank, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the expected fair values of those assets and liabilities as recorded by the Company. Effective September 30, 2023, management has finalized the fair values of the acquired assets and assumed liabilities.

	March 15, 2023
	As Previously Reported			As Recasted

	As Recorded	Fair Value		Recast		As Recorded
(in thousands)	by CBank	Adjustments		Adjustments		by Republic

Assets acquired:

Cash and cash equivalents	$10,030	$—		$—		$10,030
Investment securities	16,463	(4)	a	(65)	a	16,394
Loans	221,707	(4,219)	b	(150)	b	217,338
Allowance for loan and lease losses	(2,953)	1,353	c	1,391	c, j	(209)
Loans, net	218,754	(2,866)		1,241		217,129
Goodwill	954	(954)	d	—		—
Core deposit intangible	—	2,844	e	—		2,844
Premises and equipment, net	162	35	f	(24)	f	173
Other assets and accrued interest receivable	7,067	(320)	g	—		6,747

Total assets acquired	$253,430	$(1,265)		$1,152		$253,317

Liabilities assumed:

Deposits:
Noninterest-bearing	$42,160	$—		$—		$42,160
Interest-bearing	179,487	31	h	—		179,518
Total deposits	221,647	31		—		221,678

Other liabilities and accrued interest payable	4,709	96	i	50	i	4,855

Total liabilities assumed	226,356	127		50		226,533

Net assets acquired	$27,074	$(1,392)		$1,102		26,784

Cash consideration paid						(51,000)

Goodwill						$24,216

Explanation of fair value and recast adjustments:

a.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the investment securities.
b.	Adjustments to loans to reflect estimated fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustments to the Allowance reflect the fair value adjustment to eliminate the acquiree’s recorded allowance for loan losses and other fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
d.	Adjustment reflects the fair value adjustment to eliminate the recorded goodwill.
e.	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
f.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment, net.
g.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other assets and accrued interest receivable.
h.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
i.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other liabilities and accrued interest payable.
j.	Adjustment reflects a change in estimated fair value based upon further evaluation of PCD loans, including cash payments received subsequent to the date of acquisition.

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

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,512	$1	$(20,901)	$—	$415,612
Private label mortgage-backed security	574	1,311	—	—	1,885
Mortgage-backed securities - residential	175,693	16	(20,160)	—	155,549
Collateralized mortgage obligations	23,441	29	(1,307)	—	22,163
Corporate bonds	2,014	2	—	—	2,016
Trust preferred security	3,785	210	—	—	3,995
Total available-for-sale debt securities	$642,019	$1,569	$(42,368)	$—	$601,220

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,333	$1	$(25,193)	$—	$411,141
Private label mortgage-backed security	843	1,284	—	—	2,127
Mortgage-backed securities - residential	189,312	16	(17,455)	—	171,873
Collateralized mortgage obligations	22,774	21	(1,427)	—	21,368
Corporate bonds	10,000	1	—	—	10,001
Trust preferred security	3,741	114	—	—	3,855
Total available-for-sale debt securities	$663,003	$1,437	$(44,075)	$—	$620,365

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
September 30, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$90,000	$—	$(368)	$89,632	$—
Mortgage-backed securities - residential	25	—	(1)	24	—
Collateralized mortgage obligations	6,652	40	(155)	6,537	—
Corporate bonds	4,983	26	—	5,009	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$101,660	$66	$(524)	$101,202	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$75,000	$106	$—	$75,106	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	7,270	54	(148)	7,176	—
Corporate bonds	4,974	—	(49)	4,925	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$87,396	$160	$(199)	$87,357	$(10)

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2023 and 2022, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2023 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
September 30, 2023 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$169,819	$165,862	$25,000	$24,917
Due from one year to five years	268,707	251,766	69,983	69,724
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,785	3,995	—	—
Private label mortgage-backed security	574	1,885	—	—
Mortgage-backed securities - residential	175,693	155,549	25	24
Collateralized mortgage obligations	23,441	22,163	6,652	6,537
Total debt securities	$642,019	$601,220	$101,660	$101,202

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,661	$(128)	$373,950	$(20,773)	$400,611	$(20,901)
Mortgage-backed securities - residential	11,905	(628)	141,948	(19,532)	153,853	(20,160)
Collateralized mortgage obligations	3,341	(123)	16,892	(1,184)	20,233	(1,307)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$41,907	$(879)	$532,790	$(41,489)	$574,697	$(42,368)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$229,372	$(7,139)	$171,676	$(18,054)	$401,048	$(25,193)
Mortgage-backed securities - residential	105,274	(7,434)	65,520	(10,021)	170,794	(17,455)
Collateralized mortgage obligations	20,418	(1,426)	6	(1)	20,424	(1,427)
Total available-for-sale debt securities	$355,064	$(15,999)	$237,202	$(28,076)	$592,266	$(44,075)

As of September 30, 2023, the Bank’s security portfolio consisted of 191 securities, 172 of which were in an unrealized loss position.

As of December 31, 2022, the Bank’s security portfolio consisted of 179 securities, 163 of which were in an unrealized loss position.

As of September 30, 2023 and December 31, 2022, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $2 million as of September 30, 2023. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 11 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2023, with the exception of the $2 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of September 30, 2023 and December 31, 2022, there were gross unrealized losses of $21.5 million and $18.9 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The table below presents a roll-forward for the three months ended September 30, 2023 and 2022 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended September 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$30	$(30)	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	50	(40)	—	—	10

Total	$10	$—	$—	$—	$10	$80	$(70)	$—	$—	$10

	ACLS Roll-forward
	Nine Months Ended September 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	47	(37)	—	—	10

Total	$10	$—	$—	$—	$10	$47	$(37)	$—	$—	$10

The Company’s ACLS on its HTM corporate bonds during the three and nine months ended September 30, 2023 remained unchanged from December 31, 2022.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of September 30, 2023 and December 31, 2022. All of the Company’s HTM corporate bonds were rated investment grade as of September 30, 2023 and December 31, 2022.

There were no HTM debt securities considered collateral dependent as of September 30, 2023 and December 31, 2022.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $3 million and $2 million as of September 30, 2023 and December 31, 2022. Accrued interest receivable on HTM debt securities totaled $1 million and $92,000 as of September 30, 2023 and December 31, 2022.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Amortized cost	$90,170	$236,047
Fair value	82,376	217,562
Carrying amount	82,376	217,562

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$137	$—	$137
Total equity securities with readily determinable fair values	$—	$137	$—	$137

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair values	$—	$111	$—	$111

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$16	$16	$—	$(14)	$(14)
Community Reinvestment Act mutual fund	—	—	—	—	—	—
Total equity securities with readily determinable fair value	$—	$16	$16	$—	$(14)	$(14)

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$26	$26	$—	$5	$5
Community Reinvestment Act mutual fund	—	—	—	(209)	—	(209)
Total equity securities with readily determinable fair value	$—	$26	$26	$(209)	$5	$(204)

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$5,757	$17,459	$4,706	$19,747
Origination of consumer loans held for sale	34,280	85,172	87,224	280,608
Proceeds from the sale of consumer loans held for sale	(32,545)	(96,169)	(85,994)	(297,253)
Net gain on sale of consumer loans held for sale	951	2,334	2,507	5,694
Balance, end of period	$8,443	$8,796	$8,443	$8,796

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$15,787	$13,777	$13,169	$2,937
Origination of consumer loans held for sale	252,808	206,959	669,490	539,519
Proceeds from the sale of consumer loans held for sale	(257,452)	(209,924)	(675,503)	(534,549)
Net gain on sale of consumer loans held for sale	2,386	1,867	6,373	4,772
Balance, end of period	$13,529	$12,679	$13,529	$12,679

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$1,128,745	$911,427
Nonowner occupied	344,682	321,358
Commercial real estate	1,745,187	1,599,510
Construction & land development	189,756	153,875
Commercial & industrial	473,790	413,387
Lease financing receivables	85,242	10,505
Aircraft	226,947	179,785
Home equity	275,750	241,739
Consumer:
Credit cards	16,950	15,473
Overdrafts	640	726
Automobile loans	3,380	6,731
Other consumer	5,674	626
Total Traditional Banking	4,496,743	3,855,142
Warehouse lines of credit*	457,033	403,560
Total Core Banking	4,953,776	4,258,702

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	97,505
Other TRS commercial & industrial loans	354	51,767
Republic Credit Solutions	126,969	107,828
Total Republic Processing Group	127,323	257,100

Total loans**	5,081,099	4,515,802
Allowance for credit losses	(74,576)	(70,413)

Total loans, net	$5,006,523	$4,445,389

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2023	December 31, 2022

Contractually receivable	$5,088,035	$4,519,136
Unearned income	(2,325)	(835)
Unamortized premiums	1,209	99
Unaccreted discounts	(2,859)	(479)
Other net unamortized deferred origination (fees) and costs	(2,961)	(2,119)
Carrying value of loans	$5,081,099	$4,515,802

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of September 30, 2023 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification (formerly TDR.) Loan extensions and renewals classified as loan modifications (formerly TDRs) generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$307,179	$208,209	$178,744	$172,850	$238,598	$—	$1,500	$1,107,080
Special Mention	—	—	—	—	6,482	—	—	6,482
Substandard	—	1,544	1,667	1,138	10,834	—	—	15,183
Doubtful	—	—	—	—	—	—	—	—
Total	$307,179	$209,753	$180,411	$173,988	$255,914	$—	$1,500	$1,128,745
YTD Gross Charge-offs	$—	$8	$16	$—	$—	$—	$—	$24

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$48,424	$72,749	$85,990	$49,442	$80,307	$—	$7,675	$344,587
Special Mention	—	—	—	—	27	—	—	27
Substandard	—	—	20	—	48	—	—	68
Doubtful	—	—	—	—	—	—	—	—
Total	$48,424	$72,749	$86,010	$49,442	$80,382	$—	$7,675	$344,682
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$176,925	$466,888	$375,172	$197,435	$338,991	$24,663	$125,735	$1,705,809
Special Mention	573	1,684	4,376	—	30,319	1,520	—	38,472
Substandard	—	—	—	—	906	—	—	906
Doubtful	—	—	—	—	—	—	—	—
Total	$177,498	$468,572	$379,548	$197,435	$370,216	$26,183	$125,735	$1,745,187
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$53,267	$113,557	$21,167	$521	$252	$—	$992	$189,756
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$53,267	$113,557	$21,167	$521	$252	$—	$992	$189,756
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$99,935	$96,064	$76,604	$15,758	$61,574	$102,820	$3,744	$456,499
Special Mention	—	452	13,186	438	1,613	376	—	16,065
Substandard	—	38	3	—	337	27	821	1,226
Doubtful	—	—	—	—	—	—	—	—
Total	$99,935	$96,554	$89,793	$16,196	$63,524	$103,223	$4,565	$473,790
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$36,895	$26,631	$11,907	$5,554	$2,973	$—	$—	$83,960
Special Mention	—	—	—	—	981	—	—	981
Substandard	—	—	—	—	301	—	—	301
Doubtful	—	—	—	—	—	—	—	—
Total	$36,895	$26,631	$11,907	$5,554	$4,255	$—	$—	$85,242
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$67,327	$58,637	$47,885	$31,206	$21,892	$—	$—	$226,947
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$67,327	$58,637	$47,885	$31,206	$21,892	$—	$—	$226,947
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$273,803	$—	$273,803
Special Mention	—	—	—	—	—	295	—	295
Substandard	—	—	—	—	—	1,652	—	1,652
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$275,750	$—	$275,750
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of September 30, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$1,813	$1,309	$243	$92	$4,270	$18,897	$—	$26,624
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	2	—	18	—	—	20
Doubtful	—	—	—	—	—	—	—	—
Total	$1,813	$1,309	$245	$92	$4,288	$18,897	$—	$26,644
YTD Gross Charge-offs	$—	$11	$8	$—	$7	$852	$—	$878

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$457,033	$—	$457,033
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$457,033	$—	$457,033
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$354	$—	$354
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$354	$—	$354
YTD Gross Charge-offs	$126	$—	$—	$—	$—	$25,825	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$73,196	$52,650	$—	$125,846
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,123	—	1,123
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$73,196	$53,773	$—	$126,969
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$9,459	$—	$9,459

Grand Total:
Risk Rating
Pass or not rated	$791,765	$1,044,044	$797,712	$472,858	$822,053	$930,220	$139,646	$4,998,298
Special Mention	573	2,136	17,562	438	39,422	2,191	—	62,322
Substandard	—	1,582	1,692	1,138	12,444	2,802	821	20,479
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$792,338	$1,047,762	$816,966	$474,434	$873,919	$935,213	$140,467	$5,081,099
YTD Gross Charge-offs	$126	$19	$24	$—	$7	$36,136	$—	$36,312

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner occupied:
Risk Rating
Pass or not rated	$231,638	$189,495	$188,004	$71,306	$208,296	$—	$—	$888,739
Special Mention	—	160	—	—	7,240	—	—	7,400
Substandard	1,230	1,103	1,501	1,460	9,994	—	—	15,288
Doubtful	—	—	—	—	—	—	—	—
Total	$232,868	$190,758	$189,505	$72,766	$225,530	$—	$—	$911,427
YTD Gross Charge-offs	$21	$—	$—	$—	$—	$—	$—	$21

Residential real estate nonowner occupied:
Risk Rating
Pass or not rated	$78,337	$91,778	$55,058	$32,803	$57,053	$—	$6,147	$321,176
Special Mention	—	—	—	—	32	—	—	32
Substandard	—	30	—	—	120	—	—	150
Doubtful	—	—	—	—	—	—	—	—
Total	$78,337	$91,808	$55,058	$32,803	$57,205	$—	$6,147	$321,358
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$451,327	$394,317	$210,055	$117,928	$253,213	$25,499	$99,791	$1,552,130
Special Mention	3,124	11,870	—	21,296	9,967	318	—	46,575
Substandard	—	—	—	—	805	—	—	805
Doubtful	—	—	—	—	—	—	—	—
Total	$454,451	$406,187	$210,055	$139,224	$263,985	$25,817	$99,791	$1,599,510
YTD Gross Charge-offs	$—	$9	$—	$—	$—	$—	$—	$9

Construction and land development:
Risk Rating
Pass or not rated	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$116,483	$82,431	$17,944	$36,254	$36,367	$103,257	$4,865	$397,601
Special Mention	536	13,239	—	—	1,756	255	—	15,786
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,019	$95,670	$17,944	$36,254	$38,123	$103,512	$4,865	$413,387
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$65,399	$54,749	$35,085	$16,888	$7,454	$—	$—	$179,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	210	—	—	210
Doubtful	—	—	—	—	—	—	—	—
Total	$65,399	$54,749	$35,085	$16,888	$7,664	$—	$—	$179,785
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$240,704	$—	$240,704
Special Mention	—	—	—	—	—	171	—	171
Substandard	—	—	—	—	—	864	—	864
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$241,739	$—	$241,739
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$415	$499	$168	$2,531	$4,328	$15,573	$—	$23,514
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	9	33	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$415	$499	$168	$2,540	$4,361	$15,573	$—	$23,556
YTD Gross Charge-offs	$—	$5	$—	$11	$—	$1,274	$—	$1,290

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$403,560	$—	$403,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$403,560	$—	$403,560
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,272	$—	$149,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,272	$—	$149,272
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,659	$—	$11,659

RCS:
Risk Rating
Pass or not rated	$22,357	$2,273	$1,264	$602	$29,594	$50,589	$—	$106,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,149	—	1,149
Doubtful	—	—	—	—	—	—	—	—
Total	$22,357	$2,273	$1,264	$602	$29,594	$51,738	$—	$107,828
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,390	$—	$11,390

Grand Total:
Risk Rating
Pass or not rated	$1,078,578	$860,795	$508,758	$280,501	$597,660	$990,235	$110,803	$4,427,330
Special Mention	3,660	25,269	—	21,296	18,995	744	—	69,964
Substandard	1,230	1,133	1,501	1,469	11,162	2,013	—	18,508
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,083,468	$887,197	$510,259	$303,266	$627,817	$992,992	$110,803	$4,515,802
YTD Gross Charge-offs	$21	$14	$—	$11	$—	$24,323	$—	$24,369

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended September 30,
	2023						2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$9,899	$318	$(9)	$23	$10,231	$8,445	$(3)	$—	$24	$8,466
Nonowner occupied	3,086	(51)	—	1	3,036	2,733	63	—	—	2,796
Commercial real estate	25,089	251	—	7	25,347	24,341	(1,413)	—	275	23,203
Construction & land development	4,811	325	—	—	5,136	3,591	331	—	—	3,922
Commercial & industrial	4,322	(148)	—	7	4,181	3,768	82	—	124	3,974
Lease financing receivables	825	265	—	10	1,100	119	—	—	—	119
Aircraft	521	46	—	—	567	400	16	—	—	416
Home equity	4,770	375	—	1	5,146	4,113	279	—	7	4,399
Consumer:
Credit cards	1,103	3	(30)	16	1,092	994	(41)	(27)	33	959
Overdrafts	706	128	(243)	49	640	901	57	(288)	53	723
Automobile loans	53	16	(30)	2	41	122	(30)	—	9	101
Other consumer	382	39	(20)	13	414	200	(24)	(38)	15	153
Total Traditional Banking	55,567	1,567	(332)	129	56,931	49,727	(683)	(353)	540	49,231
Warehouse lines of credit	1,346	(203)	—	—	1,143	1,491	(386)	—	—	1,105
Total Core Banking	56,913	1,364	(332)	129	58,074	51,218	(1,069)	(353)	540	50,336

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	(1,939)	—	1,939	—	—	(1,296)	—	1,296	—
Other TRS commercial & industrial loans	—	(28)	—	29	1	—	—	—	—	—
Republic Credit Solutions	15,289	4,333	(3,340)	219	16,501	13,231	4,008	(2,922)	266	14,583
Total Republic Processing Group	15,289	2,366	(3,340)	2,187	16,502	13,231	2,712	(2,922)	1,562	14,583

Total	$72,202	$3,730	$(3,672)	$2,316	$74,576	$64,449	$1,643	$(3,275)	$2,102	$64,919

	ACLL Roll-forward
	Nine Months Ended September 30,
	2023						2022
	Beginning	CBank		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adjustment*	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner occupied	$8,909	$—	$1,298	$(24)	$48	$10,231	$8,647	$(272)	$—	$91	$8,466
Nonowner occupied	2,831	—	203	—	2	3,036	2,700	94	—	2	2,796
Commercial real estate	23,739	—	1,542	—	66	25,347	23,769	(843)	—	277	23,203
Construction & land development	4,123	—	1,013	—	—	5,136	4,128	(206)	—	—	3,922
Commercial & industrial	3,976	—	89	—	116	4,181	3,487	346	—	141	3,974
Lease financing receivables	110	216	764	—	10	1,100	91	28	—	—	119
Aircraft	449	—	118	—	—	567	357	59	—	—	416
Home equity	4,628	—	516	—	2	5,146	4,111	169	—	119	4,399
Consumer:
Credit cards	996	—	158	(103)	41	1,092	934	50	(97)	72	959
Overdrafts	726	—	437	(676)	153	640	683	560	(696)	176	723
Automobile loans	87	—	(16)	(37)	7	41	186	(98)	—	13	101
Other consumer	135	—	289	(62)	52	414	314	(137)	(68)	44	153
Total Traditional Banking	50,709	216	6,411	(902)	497	56,931	49,407	(250)	(861)	935	49,231
Warehouse lines of credit	1,009	—	134	—	—	1,143	2,126	(1,021)	—	—	1,105
Total Core Banking	51,718	216	6,545	(902)	497	58,074	51,533	(1,271)	(861)	935	50,336

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	—	19,615	(25,823)	2,411	—	—	7,583	(11,505)	3,922	—
Other TRS commercial & industrial loans	91	—	7	(128)	31	1	96	(607)	(154)	665	—
Republic Credit Solutions	14,807	—	10,468	(9,459)	685	16,501	12,948	8,836	(8,005)	804	14,583
Total Republic Processing Group	18,695	—	30,090	(35,410)	3,127	16,502	13,044	15,812	(19,664)	5,391	14,583

Total	$70,413	$216	$36,635	$(36,312)	$3,624	$74,576	$64,577	$14,541	$(20,525)	$6,326	$64,919

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of September 30, 2023 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Loans on nonaccrual status*	$18,127	$15,562
Loans past due 90-days-or-more and still on accrual**	1,037	756
Total nonperforming loans	19,164	16,318
Other real estate owned	1,423	1,581
Total nonperforming assets	$20,587	$17,899

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.38%	0.36%
Nonperforming assets to total loans (including OREO)	0.41	0.40
Nonperforming assets to total assets	0.32	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.37%	0.37%
Nonperforming assets to total loans (including OREO)	0.39	0.40
Nonperforming assets to total assets	0.33	0.32
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Traditional Banking:
Residential real estate:
Owner occupied	$14,396	$13,388	$—	$—
Nonowner occupied	68	117	—	—
Commercial real estate	883	1,001	—	—
Construction & land development	—	—	—	—
Commercial & industrial	1,159	—	—	—
Lease financing receivables	13	—	—	—
Aircraft	—		—	—
Home equity	1,591	815	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	16	31	—	—
Other consumer	1	210	—	—
Total Traditional Banking	18,127	15,562	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	18,127	15,562	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	1,037	756
Total Republic Processing Group	—	—	1,037	756

Total	$18,127	$15,562	$1,037	$756

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2023			September 30, 2023	September 30, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$624	$13,772	$14,396	$224	$664
Nonowner occupied	22	46	68	7	8
Commercial real estate	883	—	883	31	142
Construction & land development	—	—	—	—	—
Commercial & industrial	338	821	1,159	23	23
Lease financing receivables	13	—	13	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,591	1,591	45	106
Consumer	8	9	17	—	6
Total	$1,888	$16,239	$18,127	$330	$949

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2022			September 30, 2022	September 30, 2022
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner occupied	$2,252	$11,136	$13,388	$154	$257
Nonowner occupied	56	61	117	1	1
Commercial real estate	1,001	—	1,001	14	644
Construction & land development	—	—	—	—	—
Commercial & industrial	—	—	—	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	815	815	84	146
Consumer	15	226	241	48	52
Total	$3,324	$12,238	$15,562	$301	$1,100

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,241	$1,521	$822	$4,584	$1,124,161	$1,128,745
Nonowner occupied	231	—	—	231	344,451	344,682
Commercial real estate	23	—	—	23	1,745,164	1,745,187
Construction & land development	—	—	—	—	189,756	189,756
Commercial & industrial	186	27	1,159	1,372	472,418	473,790
Lease financing receivables	4	—	12	16	85,226	85,242
Aircraft	—	—	—	—	226,947	226,947
Home equity	137	147	83	367	275,383	275,750
Consumer:
Credit cards	11	16	1	28	16,922	16,950
Overdrafts	131	—	1	132	508	640
Automobile loans	—	—	4	4	3,376	3,380
Other consumer	38	10	1	49	5,625	5,674
Total Traditional Banking	3,002	1,721	2,083	6,806	4,489,937	4,496,743
Warehouse lines of credit	—	—	—	—	457,033	457,033
Total Core Banking	3,002	1,721	2,083	6,806	4,946,970	4,953,776

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	354	354
Republic Credit Solutions	8,020	3,271	1,037	12,328	114,641	126,969
Total Republic Processing Group	8,020	3,271	1,037	12,328	114,995	127,323

Total	$11,022	$4,992	$3,120	$19,134	$5,061,965	$5,081,099
Delinquency ratio***	0.22%	0.10%	0.06%	0.38%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner occupied	$2,382	$1,185	$1,267	$4,834	$906,593	$911,427
Nonowner occupied	—	—	—	—	321,358	321,358
Commercial real estate	604	—	—	604	1,598,906	1,599,510
Construction & land development	—	—	—	—	153,875	153,875
Commercial & industrial	177	—	—	177	413,210	413,387
Lease financing receivables	—	—	—	—	10,505	10,505
Aircraft	—	—	—	—	179,785	179,785
Home equity	56	93	26	175	241,564	241,739
Consumer:
Credit cards	50	5	—	55	15,418	15,473
Overdrafts	158	1	1	160	566	726
Automobile loans	8	—	3	11	6,720	6,731
Other consumer	43	1	—	44	582	626
Total Traditional Banking	3,478	1,285	1,297	6,060	3,849,082	3,855,142
Warehouse lines of credit	—	—	—	—	403,560	403,560
Total Core Banking	3,478	1,285	1,297	6,060	4,252,642	4,258,702

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	97,505	97,505
Other TRS commercial & industrial loans	—	—	—	—	51,767	51,767
Republic Credit Solutions	6,488	1,956	756	9,200	98,628	107,828
Total Republic Processing Group	6,488	1,956	756	9,200	247,900	257,100

Total	$9,966	$3,241	$2,053	$15,260	$4,500,542	$4,515,802
Delinquency ratio***	0.22%	0.07%	0.05%	0.34%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2023		December 31, 2022
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner occupied	$16,122	$—	$18,057	$—
Nonowner occupied	68	—	150	—
Commercial real estate	909	—	1,041	—
Construction & land development	—	—	—	—
Commercial & industrial	—	1,226	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	210
Home equity	1,548	—	967	—
Consumer	—	20	—	26
Total Traditional Banking	$18,647	$1,246	$20,215	$236

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans and leases as of September 30, 2023 that were both experiencing financial difficulty and modified during the three months ended September 30, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended September 30, 2023
(in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner occupied	—	$—	—	$—	4	$239
Nonowner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	1	433
Republic Processing Group	—	—	—	—	383	84
Total Loan Modifications	—	$—	—	$—	388	$756

	Total Loan Modification by Type
	Accruing		Nonaccruing

	Three Months Ended September 30, 2023
(in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—
Principal deferral	383	84	5	672
Total Loan Modifications	383	$84	5	$672

The following table shows the amortized cost of loans and leases as of September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
	Nine Months Ended September 30, 2023
(in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner occupied	—	$—	2	$258	13	$1,006
Nonowner occupied	—	—	—	—	—	—
Home equity	—	—	—	—	4	566
Republic Processing Group	—	—	—	—	383	84
Total Loan Modifications	—	$—	2	$258	400	$1,656

	Total Loan Modification by Type
	Accruing		Nonaccruing

	Nine Months Ended September 30, 2023
(in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—
Principal deferral	383	84	19	1,830
Total Loan Modifications	383	$84	19	$1,830

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Republic Processing Group	383	$84	0.07%	383	84	0.07
Total Accruing Loan Modifications	383	$84	0.00	383	$84	0.00

	Nonaccruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	4	$239	0.02%	4	$566	0.05%
Home equity	1	433	0.16	15	1,264	0.46
Total Nonaccruing Loan Modifications	5	$672	0.01%	19	$1,830	0.04

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the three and nine months ended September 30, 2023.

	Accruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		30-89 Days	90+ Days		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due

Republic Processing Group	$84	$—	$—	84	—	—
Total Accruing Loan Modifications	$84	$—	$—	$84	$—	$—

	Nonaccruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		30-89 Days	90+ Days		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$75	$164	$—	$932	$188	$168
Nonowner occupied	—	—	—	—	—	—
Home equity	433	—	—	542	—	—
Total Nonaccruing Loan Modifications	$508	$164	$—	$1,474	$188	$168

There were three loans and leases with a total balance of $188,000 that had a payment default during the three months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. There were five loans and leases with a total balance of $356,000 that had a payment default during the nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Troubled Debt Restructuring (TDR) Disclosures Prior to the Adoption of ASU 2022-02

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2022 that were modified during the three months ended September 30, 2022 follows:

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

A summary of the categories of TDR loan modifications by respective performance as of September 30, 2022 that were modified during the nine months ended September 30, 2022 follows:

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

The classification between nonperforming and performing was determined at the time of modification. Modification programs focus on extending maturity dates or modifying payment patterns with most TDRs experiencing a combination of concessions. Modifications do not result in the contractual forgiveness of principal or interest. There were no modifications during the three months or nine months ended September 30, 2022 that resulted in an interest rate below market rate.

There was one TDRs with a recorded investment of $47,000 which had a payment default within the twelve months following modification during the three months ended September 30, 2022. There were four TDRs with a recorded investment of $93,000 which had a payment default within the twelve months following modification during the nine months ended September 30, 2022. Default occurs when a loan or lease is 90 days or more past due under the modified terms or transferred to nonaccrual.

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

There was no significant change between the pre and post modification loan balances for the three months ending September 30, 2022.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2023	December 31, 2022

Commercial real estate	$1,423	$1,581

Total other real estate owned	$1,423	$1,581

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	September 30, 2023	December 31, 2022

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,067	$909

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

Information regarding calendar year activities for RAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Refund Advances originated	$—	$—	$737,047	$311,207
Net charge to the Provision for RAs, including ERAs	(1,939)	(1,296)	19,615	7,583
Provision as a percentage of RAs, including ERAs, originated during the first quarter	NA	NA	2.66%	2.44%
Refund Advances net charge-offs (recoveries)	$(1,939)	$(1,296)	$23,412	$7,583
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	NA	NA	3.18%	2.44%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2023	December 31, 2022

Core Bank:
Demand	$1,233,328	$1,336,082
Money market accounts	939,499	707,272
Savings	263,249	323,015
Reciprocal money market	206,347	28,635
Individual retirement accounts (1)	33,823	38,640
Time deposits, $250 and over (1)	94,521	54,855
Other certificates of deposit (1)	207,481	129,324
Reciprocal time deposits (1)	94,629	7,405
Wholesale brokered deposits (1)	805	—
Total Core Bank interest-bearing deposits	3,073,682	2,625,228
Total Core Bank noninterest-bearing deposits	1,269,643	1,464,493
Total Core Bank deposits	4,343,325	4,089,721

Republic Processing Group:
Money market accounts	16,921	3,849
Total RPG interest-bearing deposits	16,921	3,849

Brokered prepaid card deposits	326,505	328,655
Other noninterest-bearing deposits	106,831	115,620
Total RPG noninterest-bearing deposits	433,336	444,275
Total RPG deposits	450,257	448,124

Total deposits	$4,793,582	$4,537,845
(1)	Includes time deposits.

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

As of September 30, 2023 and December 31, 2022, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Outstanding balance at end of period	$80,797	$216,956
Weighted average interest rate at end of period	0.56%	0.41%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$82,376	$254,296
Total securities pledged	$82,376	$254,296

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Average outstanding balance during the period	$90,063	$220,149	$136,528	$271,276
Weighted average interest rate during the period	0.87%	0.17%	0.60%	0.08%
Maximum outstanding at any month end during the period	$88,862	$209,376	$224,067	$303,315

8. RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of September 30, 2023, the Company was under 45 separate and distinct operating lease contracts to lease the land and/or buildings for 40 of its offices, with 12 such operating leases contracted with a related party of the Company. As of September 30, 2023, payments on 22 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded two third-party lease renewals during the first nine months of 2023 with a total right-of-use asset value of $1.5 million and recorded five new third-party leases during the first nine months of 2023 with a total right-of-use asset value of $2.0 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the “Occupancy” category for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022

Operating lease expense:
Related Party:
Variable lease expense	$1,202	$1,101	$3,631	$3,635
Fixed lease expense	58	57	175	149
Third-Party:
Variable lease expense	390	222	1,070	639
Fixed lease expense	409	346	1,184	1,040
Total operating lease expense	$2,059	$1,726	$6,060	$5,463

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,667	$1,709	$5,168	$5,121
Cash paid for variable rent payments not included in measurement of operating lease liabilities	151	151	453	453
Short-term lease payments not included in the measurement of lease liabilities	—	—	—	—

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Weighted average remaining term in years	7.78	8.44
Weighted average discount rate	2.28%	2.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of September 30, 2023:

Year (in thousands)	Related Party	Third-Party	Total

2023	$961	$720	$1,681
2024	3,726	2,826	6,552
2025	3,569	2,244	5,813
2026	3,640	1,925	5,565
2027	3,680	1,603	5,283
Thereafter	11,750	4,698	16,448
Total undiscounted cash flows	$27,326	$14,016	$41,342
Discount applied to cash flows	(2,884)	(1,732)	(4,616)
Total discounted cash flows reported as operating lease liabilities	$24,442	$12,284	$36,726

9. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Overnight advances	$195,000	$75,000
Fixed interest rate advances	270,000	20,000
Total FHLB advances	$465,000	$95,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2023 and December 31, 2022, Republic had available borrowing capacity of $639 million and $900 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $125 million available through various other financial institutions as of September 30, 2023 and December 31, 2022.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2023	$195,000	5.37%
2024	—	—
2025	—	—
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$465,000	4.76%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2023		2022	2023	2022

Average outstanding balance during the period	$250,348		$—	$150,833	$5,641
Weighted average interest rate during the period	5.20%		—%	7.75%	0.15%
Maximum outstanding at any month end during the period	$365,000	`	$—	$485,000	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2023	December 31, 2022

First lien, single family residential real estate	$1,336,038	$1,106,287
Home equity lines of credit	249,819	219,644
Multi-family commercial real estate	141,133	—

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments, for each period ended:

(in thousands)	September 30, 2023	December 31, 2022

Unused warehouse lines of credit	$557,467	$733,940
Unused home equity lines of credit	439,107	410,057
Unused loan commitments - other	1,202,822	951,021
Standby letters of credit	11,921	9,735
FHLB letter of credit	—	643
Total commitments	$2,211,317	$2,105,396

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

The following tables present a roll-forward of the ACLC for the three and nine months ended September 30, 2023 and 2022:

	ACLC Roll-forward
	Three Months Ended
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$145	$(43)	$—	$—	$102	$162	$28	$—	$—	$190
Unused home equity lines of credit	353	(315)	—	—	38	277	20	—	—	297
Unused construction lines of credit	633	225	—	—	858	—	—	—	—	—
Unused loan commitments - other	399	(57)	—	—	342	661	32	—	—	693

Total	$1,530	$(190)	$—	$—	$1,340	$1,100	$80	$—	$—	$1,180

	ACLC Roll-forward
	Nine Months Ended September 30,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$190	$(88)	$—	$—	$102	$154	$36	$—	$—	$190
Unused home equity lines of credit	332	(294)	—	—	38	247	50	—	—	297
Unused construction lines of credit	384	474	—	—	858	—	—	—	—	—
Unused loan commitments - other	344	(2)	—	—	342	651	42	—	—	693

Total	$1,250	$90	$—	$—	$1,340	$1,052	$128	$—	$—	$1,180

The Company increased its ACLC during the three and nine months ended September 30, 2023 based primarily on a change in the loan mix to loans with higher reserve rates.

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

For its TRUP investment, the Company considered the most recent bid price for the same instrument to approximate market value as of September 30, 2023. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of September 30, 2023 is presented net of any applicable ACL.

	Fair Value Measurements at
	September 30, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$175,623	$239,989	$—	$415,612
Private label mortgage-backed security	—	—	1,885	1,885
Mortgage-backed securities - residential	—	155,549	—	155,549
Collateralized mortgage obligations	—	22,163	—	22,163
Corporate bonds	—	2,016	—	2,016
Trust preferred security	—	—	3,995	3,995
Total available-for-sale debt securities	$175,623	$419,717	$5,880	$601,220

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$137	$—	$137
Total equity securities with readily determinable fair value	$—	$137	$—	$137

Mortgage loans held for sale	$—	$2,711	$—	$2,711
Consumer loans held for sale	—	—	8,443	8,443
Rate lock loan commitments	—	95	—	95
Interest rate swap agreements	—	8,935	—	8,935

Financial liabilities:
Mandatory forward contracts	$—	$77	$—	$77
Interest rate swap agreements	—	8,935	—	8,935

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$193,385	$217,756	$—	$411,141
Private label mortgage-backed security	—	—	2,127	2,127
Mortgage-backed securities - residential	—	171,873	—	171,873
Collateralized mortgage obligations	—	21,368	—	21,368
Corporate bonds	—	10,001	—	10,001
Trust preferred security	—	—	3,855	3,855
Total available-for-sale debt securities	$193,385	$420,998	$5,982	$620,365

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair value	$—	$111	$—	$111

Mortgage loans held for sale	$—	$1,302	$—	$1,302
Consumer loans held for sale	—	—	4,706	4,706
Consumer loans held for investment	—	—	2	2
Rate lock loan commitments	—	2	—	2
Interest rate swap agreements	—	8,128	—	8,128

Financial liabilities:
Mandatory forward contracts	$—	$67	$—	$67
Interest rate swap agreements	—	8,128	—	8,128

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and nine months ended September 30, 2023 and 2022.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$1,988	$2,478	$2,127	$2,731
Total gains or losses included in earnings:
Net change in unrealized gain	(6)	1	26	10
Principal paydowns	(97)	(195)	(268)	(457)
Balance, end of period	$1,885	$2,284	$1,885	$2,284

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
September 30, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,885	Discounted cash flow	(1) Constant prepayment rate	2.8% - 4.5%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	12% - 35%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,127	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$3,746	$3,824	$3,855	$3,847
Total gains or losses included in earnings:
Discount accretion	15	14	44	42
Net change in unrealized gain	234	72	96	21
Balance, end of period	$3,995	$3,910	$3,995	$3,910

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2023 and December 31, 2022.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Aggregate fair value	$2,711	$1,302
Contractual balance	2,671	1,265
Unrealized gain	40	37

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2023 and 2022 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Interest income	$84	$112	$206	$469
Change in fair value	(36)	(141)	3	(738)
Total included in earnings	$48	$(29)	$209	$(269)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2023 and December 31, 2022.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,706	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Aggregate fair value	$8,443	$4,706
Contractual balance	8,494	4,734
Unrealized loss	(51)	(28)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Interest income	$1,077	$3,009	$2,790	$8,889
Change in fair value	(16)	32	(23)	(186)
Total included in earnings	$1,061	$3,041	$2,767	$8,703

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$973	$973
Commercial real estate	—	—	818	818
Total collateral-dependent loans*	$—	$—	$1,791	$1,791

Other real estate owned:
Commercial real estate	$—	$—	$1,423	$1,423
Total other real estate owned	$—	$—	$1,423	$1,423

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner occupied	$—	$—	$1,456	$1,456
Commercial real estate	—	—	906	906
Total collateral-dependent loans*	$—	$—	$2,362	$2,362

Other real estate owned:
Residential real estate	$—	$—	$1,581	$1,581
Total other real estate owned	$—	$—	$1,581	$1,581

*	The difference between the carrying value and the fair value of collateral-dependent loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$973	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (5%)

Collateral-dependent loans - commercial real estate	$818	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Other real estate owned - commercial real estate	$1,423	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner occupied	$1,456	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$906	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,581	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

The Provision on collateral-dependent loans follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Provision on collateral-dependent loans	$—	$(7)	$(20)	$(11)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2023	December 31, 2022

Other real estate owned carried at fair value	$1,423	$1,581
Total carrying value of other real estate owned	$1,423	$1,581
Other real estate owned write-downs during the years ended	$158	$211

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Other real estate owned write-downs during the period	$53	$53	$158	$158

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$219,653	$219,653	$—	$—	$219,653
Available-for-sale debt securities	601,220	175,623	419,717	5,880	601,220
Held-to-maturity debt securities	101,650	—	101,202	—	101,202
Equity securities with readily determinable fair values	137	—	137	—	137
Mortgage loans held for sale, at fair value	2,711	—	2,711	—	2,711
Consumer loans held for sale, at fair value	8,443	—	—	8,443	8,443
Consumer loans held for sale, at the lower of cost or fair value	13,529	—	—	13,529	13,529
Loans, net	5,006,523	—	—	4,692,640	4,692,640
Federal Home Loan Bank stock	31,420	—	—	—	NA
Accrued interest receivable	18,938	—	4,588	14,350	18,938
Mortgage servicing rights	7,710	—	17,300	—	17,300
Rate lock loan commitments	95	—	95	—	95
Interest rate swap agreements	8,935	—	8,935	—	8,935

Liabilities:
Noninterest-bearing deposits	$1,702,979	$—	$1,702,979	$—	$1,702,979
Transaction deposits	2,660,149	—	2,660,149	—	2,660,149
Time deposits	430,454	—	426,808	—	426,808
Securities sold under agreements to repurchase and other short-term borrowings	82,376	—	82,376	—	82,376
Federal Home Loan Bank advances	465,000	—	458,487	—	458,487
Accrued interest payable	2,017	—	2,017	—	2,017
Rate lock loan commitments	95	—	95	—	95
Mandatory forward contracts	77	—	77	—	77
Interest rate swap agreements	8,935	—	8,935	—	8,935

		Fair Value Measurements at
		December 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$313,689	$313,689	$—	$—	$313,689
Available-for-sale debt securities	620,365	193,385	420,998	5,982	620,365
Held-to-maturity debt securities	87,386	—	87,357	—	87,357
Equity securities with readily determinable fair values	111	—	111	—	111
Mortgage loans held for sale, at fair value	1,302	—	1,302	—	1,302
Consumer loans held for sale, at fair value	4,706	—	—	4,706	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,169	—	—	13,169	13,169
Loans, net	4,445,389	—	—	4,276,423	4,276,423
Federal Home Loan Bank stock	9,146	—	—	—	NA
Accrued interest receivable	13,572	—	2,462	11,110	13,572
Mortgage servicing rights	8,769	—	17,592	—	17,592
Rate lock loan commitments	2	—	2	—	2
Interest rate swap agreements	8,128	—	8,128	—	8,128

Liabilities:
Noninterest-bearing deposits	$1,908,768	$—	$1,908,768	$—	$1,908,768
Transaction deposits	2,398,853	—	2,398,853	—	2,398,853
Time deposits	230,224	—	223,912	—	223,912
Securities sold under agreements to repurchase and other short-term borrowings	216,956	—	216,956	—	216,956
Federal Home Loan Bank advances	95,000	—	93,044	—	93,044
Accrued interest payable	239	—	239	—	239
Mandatory forward contracts	67	—	67	—	67
Interest rate swap agreements	8,128	—	8,128	—	8,128

12. MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$4,038	$8,491	$1,302	$29,393
Origination of mortgage loans held for sale	23,860	32,856	53,750	195,006
Proceeds from the sale of mortgage loans held for sale	(25,681)	(39,220)	(53,794)	(226,191)
Net gain on sale of mortgage loans held for sale	494	785	1,453	4,704
Balance, end of period	$2,711	$2,912	$2,711	$2,912

The following table presents the components of Mortgage Banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Net gain realized on sale of mortgage loans held for sale	$608	$1,041	$1,213	$6,448
Net change in fair value recognized on loans held for sale	(36)	(141)	3	(738)
Net change in fair value recognized on rate lock loan commitments	(94)	(395)	93	(1,579)
Net change in fair value recognized on forward contracts	16	280	144	573
Net gain recognized	494	785	1,453	4,704

Loan servicing income	824	894	2,546	2,643
Amortization of mortgage servicing rights	(466)	(525)	(1,440)	(1,773)
Change in mortgage servicing rights valuation allowance	—	—	—	—
Net servicing income recognized	358	369	1,106	870
Total Mortgage Banking income	$852	$1,154	$2,559	$5,574

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Balance, beginning of period	$7,995	$9,407	$8,770	$9,196
Additions	182	296	381	1,755
Amortized to expense	(466)	(525)	(1,440)	(1,773)
Change in valuation allowance	—	—	—	—
Balance, end of period	$7,711	$9,178	$7,711	$9,178

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Beginning valuation allowance	$—	$—	$—	$—
Charge during the period	—	—	—	—
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2023	December 31, 2022

Fair value of mortgage servicing rights portfolio	$17,300	$17,145
Monthly weighted average prepayment rate of unpaid principal balance*	120%	127%
Discount rate	10.39%	10.21%
Weighted average foreclosure rate	0.11%	0.10%
Weighted average life in years	7.69	7.54
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2023		December 31, 2022
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$2,671	$2,711	$1,265	$1,302

Included in other assets:
Rate lock loan commitments	$9,487	$95	$4,118	$2
Mandatory forward contracts	—	—	—	—

Included in other liabilities:
Mandatory forward contracts	$9,325	$77	$4,009	$67

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2023		December 31, 2022
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$13,413	$202	$40,032	$1,386
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	155,242	(8,733)	91,636	(6,742)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$168,655	$(8,531)	$131,668	$(5,356)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	153,132	8,733	91,636	6,742
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	15,523	(202)	40,032	(1,386)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$168,655	$8,531	$131,668	$5,356

Total		$337,310	$—	$263,336	$—

The Bank is required to pledge securities as collateral when the Bank is in a net loss position for all swaps with dealer counterparties when such net loss positions exceed $250,000. The fair value of cash or investment securities pledged as collateral by the Bank to cover such net loss positions totaled $9 million and $560,000 as of September 30, 2023 and December 31, 2022.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022

Net income	$21,571	$19,896	$70,715	$72,593
Dividends declared on Common Stock:
Class A Shares	(6,456)	(5,995)	(19,574)	(18,123)
Class B Shares	(733)	(669)	(2,200)	(2,010)
Undistributed net income for basic earnings per share	14,382	13,232	48,941	52,460
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(25)	(21)	(62)	(70)
Undistributed net income for diluted earnings per share	$14,357	$13,211	$48,879	$52,390

Weighted average shares outstanding:
Class A Shares	17,549	17,759	17,697	17,904
Class B Shares	2,157	2,160	2,158	2,162
Effect of dilutive securities on Class A Shares outstanding	68	62	55	68
Weighted average shares outstanding including dilutive securities	19,774	19,981	19,910	20,134

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34	$1.12	$1.02
Undistributed earnings per share*	0.74	0.67	2.49	2.64
Total basic earnings per share - Class A Common Stock	$1.11	$1.01	$3.61	$3.66

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31	$1.02	$0.93
Undistributed earnings per share*	0.67	0.61	2.26	2.40
Total basic earnings per share - Class B Common Stock	$1.01	$0.92	$3.28	$3.33

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.37	$0.34	$1.12	$1.02
Undistributed earnings per share*	0.73	0.67	2.48	2.63
Total diluted earnings per share - Class A Common Stock	$1.10	$1.01	$3.60	$3.65

Class B Common Stock:
Per share dividends distributed	$0.34	$0.31	$1.02	$0.93
Undistributed earnings per share*	0.67	0.61	2.25	2.39
Total diluted earnings per share - Class B Common Stock	$1.01	$0.92	$3.27	$3.32
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Antidilutive stock options	121,781	180,000	193,398	180,000
Average antidilutive stock options	117,998	177,000	193,398	174,000

15. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$1,024	$(15,510)	$1,812	$(46,892)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	(7)	1	27	10
Net gains (losses)	1,017	(15,509)	1,839	(46,882)
Income tax benefit (expense) related to items of other comprehensive income	(250)	3,875	(461)	11,720
Net of tax	767	(11,634)	$1,378	$(35,162)

The following is a summary of the AOCI balances, net of tax:

		2023
(in thousands)	December 31, 2022	Change	September 30, 2023

Unrealized gain (loss) on AFS debt securities	$(32,934)	$1,351	$(31,583)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	955	27	982
Total unrealized gain (loss)	$(31,979)	$1,378	$(30,601)

		2022
(in thousands)	December 31, 2021	Change	September 30, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(35,169)	$(34,279)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	7	991
Total unrealized gain (loss)	$1,874	$(35,162)	$(33,288)

16. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended September 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$47,409	$2,467	$84	$49,960	$4,525	$10,340	$14,865	$64,825

Noninterest income:
Service charges on deposit accounts	3,547	11	—	3,558	—	1	1	3,559
Net refund transfer fees	—	—	—	—	242	—	242	242
Mortgage banking income (1)	—	—	852	852	—	—	—	852
Interchange fee income	3,258	—	—	3,258	23	1	24	3,282
Program fees (1)	—	—	—	—	705	3,336	4,041	4,041
Increase in cash surrender value of BOLI (1)	690	—	—	690	—	—	—	690
Death benefits in excess of cash surrender value of life insurance	—	—	—	—	—	—	—	—
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Legal settlement	—	—	—	—	—	—	—	—
Other	1,306	—	15	1,321	59	26	85	1,406
Total noninterest income	8,748	11	867	9,626	1,029	3,364	4,393	14,019

Total net revenue	$56,157	$2,478	$951	$59,586	$5,554	$13,704	$19,258	$78,844

Net-revenue concentration (2)	72%	3%	1%	76%	7%	17%	24%	100%

	Three Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$46,562	$3,011	$112	$49,685	$1,709	$7,203	$8,912	$58,597

Noninterest income:
Service charges on deposit accounts	3,397	13	—	3,410	(1)	—	(1)	3,409
Net refund transfer fees	—	—	—	—	593	—	593	593
Mortgage banking income (1)	—	—	1,154	1,154	—	—	—	1,154
Interchange fee income	3,292	—	—	3,292	30	—	30	3,322
Program fees (1)	—	—	—	—	724	4,208	4,932	4,932
Increase in cash surrender value of BOLI (1)	617	—	—	617	—	—	—	617
Net losses on OREO	(53)	—	—	(53)	—	—	—	(53)
Other	1,068	—	33	1,101	33	—	33	1,134
Total noninterest income	8,321	13	1,187	9,521	1,379	4,208	5,587	15,108

Total net revenue	$54,883	$3,024	$1,299	$59,206	$3,088	$11,411	$14,499	$73,705

Net-revenue concentration (2)	75%	4%	2%	81%	4%	15%	19%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$146,198	$7,196	$206	$153,600	$40,300	$28,096	$68,396	$221,996

Noninterest income:
Service charges on deposit accounts	10,351	33	—	10,384	—	1	1	10,385
Net refund transfer fees	—	—	—	—	15,528	—	15,528	15,528
Mortgage banking income (1)	—	—	2,559	2,559	—	—	—	2,559
Interchange fee income	9,639	—	—	9,639	112	1	113	9,752
Program fees (1)	—	—	—	—	2,140	8,881	11,021	11,021
Increase in cash surrender value of BOLI (1)	2,014	—	—	2,014	—	—	—	2,014
Death benefits in excess of cash surrender value of life insurance (1)	1,728	—	—	1,728	—	—	—	1,728
Net losses on OREO	(158)	—	—	(158)	—	—	—	(158)
Other	3,158	—	59	3,217	214	91	305	3,522
Total noninterest income	26,732	33	2,618	29,383	17,994	8,974	26,968	56,351

Total net revenue	$172,930	$7,229	$2,824	$182,983	$58,294	$37,070	$95,364	$278,347

Net-revenue concentration (2)	62%	3%	1%	66%	21%	13%	34%	100%

	Nine Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income (1)	$121,868	$11,412	$469	$133,749	$18,751	$21,078	$39,829	$173,578

Noninterest income:
Service charges on deposit accounts	9,971	38	—	10,009	(11)	—	(11)	9,998
Net refund transfer fees	—	—	—	—	16,594	—	16,594	16,594
Mortgage banking income (1)	—	—	5,574	5,574	—	—	—	5,574
Interchange fee income	9,693	—	—	9,693	160	—	160	9,853
Program fees (1)	—	—	—	—	2,187	10,484	12,671	12,671
Increase in cash surrender value of BOLI (1)	1,852	—	—	1,852	—	—	—	1,852
Net losses on OREO	(158)	—	—	(158)	—	—	—	(158)
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other	1,939	—	113	2,052	250	—	250	2,302
Total noninterest income	23,297	38	5,687	29,022	37,180	10,484	47,664	76,686

Total net revenue	$145,165	$11,450	$6,156	$162,771	$55,931	$31,562	$87,493	$250,264

Net-revenue concentration (2)	58%	5%	2%	65%	22%	13%	35%	100%

(3)	This revenue is not subject to ASC 606.
(4)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through third-party tax preparers located throughout the United States, as well as tax-preparation software providers (collectively, the “Tax Providers”), with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from the taxpayer’s federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check, direct deposit to the taxpayer’s personal bank account, or loaded to a prepaid card.

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

As of September 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended September 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$47,409	$2,467	$84	$49,960	$4,525	$10,340	$14,865	$64,825

Provision for expected credit loss expense	1,567	(203)	—	1,364	(1,967)	4,333	2,366	3,730

Net refund transfer fees	—	—	—	—	242	—	242	242
Mortgage banking income	—	—	852	852	—	—	—	852
Program fees	—	—	—	—	705	3,336	4,041	4,041
Other noninterest income	8,748	11	15	8,774	82	28	110	8,884
Total noninterest income	8,748	11	867	9,626	1,029	3,364	4,393	14,019

Total noninterest expense	39,381	640	1,793	41,814	3,116	3,112	6,228	48,042

Income (loss) before income tax expense	15,209	2,041	(842)	16,408	4,405	6,259	10,664	27,072
Income tax expense (benefit)	2,942	456	(185)	3,213	896	1,392	2,288	5,501

Net income (loss)	$12,267	$1,585	$(657)	$13,195	$3,509	$4,867	$8,376	$21,571

Period-end assets	$5,375,648	$458,542	$14,457	$5,848,647	$403,733	$134,095	$537,828	$6,386,475

Net interest margin	3.52%	2.33%	NM	3.43%	NM	NM	NM	4.35%

Net-revenue concentration*	72%	3%	1%	76%	7%	17%	24%	100%

	Three Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$46,562	$3,011	$112	$49,685	$1,709	$7,203	$8,912	$58,597

Provision for expected credit loss expense	(753)	(386)	—	(1,139)	(1,296)	4,008	2,712	1,573

Net refund transfer fees	—	—	—	—	593	—	593	593
Mortgage banking income	—	—	1,154	1,154	—	—	—	1,154
Program fees	—	—	—	—	724	4,208	4,932	4,932
Other noninterest income	8,321	13	33	8,367	62	—	62	8,429
Total noninterest income	8,321	13	1,187	9,521	1,379	4,208	5,587	15,108

Total noninterest expense	37,838	851	2,005	40,694	3,248	2,224	5,472	46,166

Income before income tax expense	17,798	2,559	(706)	19,651	1,136	5,179	6,315	25,966
Income tax expense	4,299	572	(156)	4,715	202	1,153	1,355	6,070

Net income	$13,499	$1,987	$(550)	$14,936	$934	$4,026	$4,960	$19,896

Period-end assets	$5,036,343	$441,885	$16,418	$5,494,646	$395,873	$109,144	$505,017	$5,999,663

Net interest margin	3.63%	2.54%	NM	3.54%	NM	NM	NM	4.09%

Net-revenue concentration*	75%	4%	2%	81%	4%	15%	19%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$146,198	$7,196	$206	$153,600	$40,300	$28,096	$68,396	$221,996

Provision for expected credit loss expense	6,411	134	—	6,545	19,622	10,468	30,090	36,635

Net refund transfer fees	—	—	—	—	15,528	—	15,528	15,528
Mortgage banking income	—	—	2,559	2,559	—	—	—	2,559
Program fees	—	—	—	—	2,140	8,881	11,021	11,021
Contract termination fee	—	—	—	—	—	—	—	—
Legal settlement	—	—	—	—	—	—	—	—
Other noninterest income	26,732	33	59	26,824	326	93	419	27,243
Total noninterest income	26,732	33	2,618	29,383	17,994	8,974	26,968	56,351

Total noninterest expense	122,386	2,616	6,669	131,671	11,907	8,440	20,347	152,018

Income (loss) before income tax expense	44,133	4,479	(3,845)	44,767	26,765	18,162	44,927	89,694
Income tax expense (benefit)	8,965	1,001	(846)	9,120	5,828	4,031	9,859	18,979

Net income (loss)	$35,168	$3,478	$(2,999)	$35,647	$20,937	$14,131	$35,068	$70,715

Period-end assets	$5,375,648	$458,542	$14,457	$5,848,647	$403,733	$134,095	$537,828	$6,386,475

Net interest margin	3.76%	2.37%	NM	3.68%	NM	NM	NM	5.09%

Net-revenue concentration*	62%	3%	1%	66%	21%	13%	34%	100%

	Nine Months Ended September 30, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	RPG	Company

Net interest income	$121,868	$11,412	$469	$133,749	$18,751	$21,078	$39,829	$173,578

Provision for expected credit loss expense	(287)	(1,021)	—	(1,308)	6,976	8,836	15,812	14,504

Net refund transfer fees	—	—	—	—	16,594	—	16,594	16,594
Mortgage banking income	—	—	5,574	5,574	—	—	—	5,574
Program fees	—	—	—	—	2,187	10,484	12,671	12,671
Contract termination fee	—	—	—	—	5,000	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	13,000	13,000
Other noninterest income	23,297	38	113	23,448	399	—	399	23,847
Total noninterest income	23,297	38	5,687	29,022	37,180	10,484	47,664	76,686

Total noninterest expense	114,381	2,838	7,527	124,746	11,928	5,729	17,657	142,403

Income before income tax expense	31,071	9,633	(1,371)	39,333	37,027	16,997	54,024	93,357
Income tax expense	6,419	2,168	(302)	8,285	8,573	3,906	12,479	20,764

Net income	$24,652	$7,465	$(1,069)	$31,048	$28,454	$13,091	$41,545	$72,593

Period-end assets	$5,036,343	$441,885	$16,418	$5,494,646	$395,873	$109,144	$505,017	$5,999,663

Net interest margin	3.20%	2.79%	NM	3.16%	NM	NM	NM	3.99%

Net-revenue concentration*	58%	5%	2%	65%	22%	13%	35%	100%

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. The Captive is a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provides property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives for which insurance may not be available or economically feasible. In May 2023, the Company’s Board of Directors voted to dissolve the Captive. The dissolution of the Captive is expected to occur during the fourth quarter of 2023.

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

ACLL and Provision — As of September 30, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of September 30, 2023, the Company was divided into five reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last two segments collectively constitute RPG operations.

(I)  Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2023, Republic had 46 banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 18
●	Central Kentucky — 7
●	Georgetown — 1
●	Lexington — 5
●	Shelbyville — 1
●	Northern Kentucky — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 3
●	Metropolitan Nashville — 3

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs that were originated related to the first quarter 2022 tax season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date but the Company considered a RA, related to the first quarter 2022 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. In 2023, the Company also considered a RA, related to the first quarter 2023 tax season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. For the ERA product originated in December of 2022 and January 2023, the Company considered it delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs and ERAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans, unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the RA, including the ERA, product parameters. Further changes in the RA and ERA product parameters do not ensure positive results and could have an overall material negative impact on the performance of all RA and ERA product offerings and therefore on the Company’s financial condition and results of operations.

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

OVERVIEW (Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022)

Total Company net income for the third quarter of 2023 was $21.6 million, an increase of $1.7 million over the same period in 2022. Diluted EPS also increased to $1.10 for the third quarter of 2023 compared to $1.01 for the same period in 2022. The increase in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income decreased $1.2 million, 9%, for the third quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $847,000, or 2%, for the third quarter of 2023 compared to the same period in 2022.

●	Provision was a net charge of $1.6 million for the third quarter of 2023 compared to a net credit of $753,000 for the same period in 2022.

●	Noninterest income increased $427,000, or 5%, for the third quarter of 2023 compared to the same period in 2022.

●	Noninterest expense increased $1.5 million, or 4%, for the third quarter of 2023 compared to the same period in 2022.

Warehouse

●	Net income decreased $402,000 or 20%, for the third quarter of 2023 compared to the same period in 2022.

●	Net interest income decreased $544,000, or 18%, for the third quarter of 2023 compared to the same period in 2022.

●	The Warehouse Provision was a net credit of $203,000 for the third quarter of 2023 compared to a net credit of $386,000 for the same period in 2022.

●	Average committed Warehouse lines decreased to $1.0 billion in the third quarter of 2023 compared to $1.3 billion in the third quarter of 2022.

●	Average line usage was 42% during the third quarter of 2023 compared to 38% during the same period in 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $302,000, or 26%, during the third quarter of 2023 compared to the same period in 2022.

●	Overall, Republic’s proceeds from the sale of secondary market loans totaled $26 million during the third quarter of 2023 compared to $39 million during the same period in 2022, with the Company’s cash-gain-as-a-percent-of-loans-sold increased to 2.33% for the third quarter of 2023 from 2.23% for the third quarter of 2022.

Tax Refund Solutions segment

●	Net income increased $2.6 million, or 276%, for the third quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $2.8 million for the third quarter of 2023 compared to the same period in 2022.

●	Overall, TRS recorded a net credit to the Provision of $2.0 million during the third quarter of 2023 compared to a net credit to the Provision of $1.3 million for the same period in 2022.

●	Noninterest income decreased $350,000, or 25%, for the third quarter of 2023 compared to the same period in 2022.

●	Within noninterest income, net RT revenue decreased $351,000, or 59%, for the third quarter of 2023 compared to the same period in 2022.

●	Noninterest expense was $3.1 million for the third quarter of 2023 compared to $3.2 million for the same period in 2022.

Republic Credit Solutions segment

●	Net income increased $841,000, or 21%, for the third quarter of 2023 compared to the same period in 2022.

●	Net interest income increased $3.1 million, or 44%, for the third quarter of 2023 compared to the same period in 2022.

●	Overall, RCS recorded a net charge to the Provision of $4.3 million during the third quarter of 2023 compared to a net charge of $4.0 million for the same period in 2022.

●	Noninterest income decreased $844,000, or 20%, from the third quarter of 2022 to the third quarter of 2023.

●	Noninterest expense was $3.1 million for the third quarter of 2023 and $2.2 million for the same period in 2022.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022)

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

A large amount of the Company’s financial instruments tracks closely with, or is primarily indexed to, either the FFTR or Prime. These rates trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during 2022 and the first nine months of 2023 included the following:

Table 1 — Increases to the Federal Funds Target Rate from January 1, 2022 through September 30, 2023

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25
July 26, 2023	0.25	5.50

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the second half of 2022 and the first nine months of 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022 and maintained a relative lower level into 2023 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve.

During the third quarter of 2023, long-term rates began to increase meaningfully with short-term rates remaining relatively stable by comparison. As a result, the inversion of the yield curve became less extreme during the third quarter of 2023 as the yields on longer-term interest rates approached the yields on shorter-term interest rates. While the inversion did become less extreme during the quarter, the yield curve remained inverted as of September 30, 2023. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally favorable for banks.

At this time, the near-term shape of the yield curve is uncertain. The Federal Reserve continues to signal its willingness to implement appropriate monetary policy to reduce inflation. Any further monetary tightening by the FOMC in the future will likely cause short-term interest rates to increase. The impact additional short-term rate increases by the FOMC could have on long-term market interest rates is unknown.

Total Company net interest income was $64.8 million during the third quarter of 2023 and represented an increase of $6.2 million, or 11%, from the third quarter of 2022. The Total Company net interest margin increased to 4.35% during the third quarter of 2023 compared to 4.09% for the same period in 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

Net interest income within the Traditional Bank was slightly higher from the third quarter of 2022 to the third quarter of 2023 with a slight decrease in NIM over the same periods. Overall, the Traditional Bank’s net interest income increased $847,000, or 2%, while its NIM declined 13 basis points from the third quarter of 2022 to 3.50% for the third quarter of 2023.

The small increase in net interest income at the Traditional Bank from the third quarter of 2022 to the third quarter of 2023 is a continuing change in trend from early 2023, when the Traditional Bank’s net interest income was much higher on a period-over-same-period-last-year basis. The on-going drivers of this change in trend, which began to emerge late in the first quarter of 2023, were a reduction in average interest-earning cash balances compared to the same period in the prior year combined with an on-going shift in funding mix away from noninterest-bearing deposit balances into higher-costing, interest-bearing deposits and Federal Home Loan Bank advances. As a result of these factors, the Traditional Bank’s yield on its interest earning assets increased 120 basis points from the third quarter of 2022 to the third quarter of 2023, while the cost of its interest-bearing liabilities increased 203 basis points over the same periods.

Further detailing this change in net interest income and NIM between the third quarter of 2022 and the third quarter of 2023 were the following:

●	Traditional Bank average loans grew from $3.7 billion with a weighted-average yield of 4.23% during the third quarter of 2022 to $4.4 billion with a weighted average yield of 5.23% during the third quarter of 2023. As previously noted, loan growth remained particularly strong within the Core Bank during the first nine months of 2023, with the acquisition of CBank adding approximately $217 million to the Core Bank’s average loans during the third quarter of 2023.

●	Average investments were $772 million with a weighted-average yield of 2.75% during the third quarter of 2023 compared to $695 million with a weighted-average yield of 1.88% for the third quarter of 2022. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a shorter overall duration as compared to its peers. This strategy is generally favorable to net interest income in a rising interest rate environment.

●	The Traditional Bank’s average noninterest-bearing deposits decreased from $1.6 billion during the third quarter of 2022 to $1.4 billion for the third quarter of 2023. This decrease in average noninterest-bearing deposits was primarily funded through a decrease in interest-earning cash balances and an increase in FHLB borrowings.

●	The Traditional Bank’s weighted-average cost of interest-bearing liabilities increased from 0.02% during the third quarter of 2022 to 2.05% for the third quarter of 2023. Further segmenting the Traditional Bank’s interest-bearing liabilities:

o	The weighted-average cost of total interest-bearing deposits increased from 0.26% during the third quarter of 2022 to 2.08% for the third quarter of 2023. In addition, average interest-bearing deposits grew $199 million from the third quarter of 2022 to the third quarter of 2023.

o	The average balance of FHLB borrowings increased from $20 million for the third quarter of 2022 to $442 million for the third quarter of 2023. In addition, the weighted-average cost of these borrowings increased from 1.91% to 4.85% for the same time periods. As noted above, this increase in the average balance of borrowings was generally driven by a period-to-period decline in average deposit balances.

●	Average interest-earning cash was $173 million with a weighted-average yield of 5.53% during the third quarter of 2023 compared to $724 million with a weighted-average yield of 2.31% for the third quarter of 2022. The decline in average cash balances was driven generally by a decrease in average deposit balances in combination with n an increase in average loans for the same periods.

As previously disclosed, short-term interest rates have risen dramatically since March of 2022 as a result of FOMC monetary actions. From March 2022 through December 2022, increases in short-term interest rates were generally favorable to the Traditional Bank’s net interest income and net interest margin primarily as a result of the substantial amount of immediately-repricing, interest-earning cash it maintained on its balance sheet and its ability to sustain a low cost of deposits in relation to the rising FFTR. During the third quarter of 2022, however, the Traditional Bank began to use its excess cash to fund a decline in deposit balances. This trend of declining interest-earning cash to fund decreasing deposit balances continued into the second quarter of 2023. In addition, during the first quarter of 2023, the cost of the Traditional Bank’s interest-bearing deposits began to increase more significantly during the latter part of the quarter due to customer pricing pressures. This trend of increasing deposit costs continued into the third quarter of 2023.

As a result of the declining cash balances, the increasing cost of deposits and the increasing balances of higher costing FHLB advances, the Bank began to experience a diminishing benefit to its net interest income and net interest margin with additional increases in the FFTR during the first quarter of 2023. This trend continued during the third quarter of 2023, as the increase in Traditional Bank interest income only slightly exceeded the increase in Traditional Bank interest expense.

Management believes the Traditional Bank will continue to experience net interest margin compression during the fourth quarter of 2023 as a result of the negative impact of 1) lower interest-earning cash and low-cost deposit balances; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse

Net interest income within Warehouse decreased $544,000, or 18%, from the third quarter of 2022 to the third quarter of 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $474 million during the third quarter of 2022 to $423 million for the third quarter of 2023, as home-mortgage refinancing dipped from a significantly higher volume in early 2022. Driving this decrease in average outstanding balances was a decline in committed lines-of-credit to $1.0 billion as September 30, 2023 from $1.2 billion as of September 30, 2022. Concurrent with the decline in committed lines of credit, the average usage rates for Warehouse lines increased to 42% during the third quarter of 2023 from 38% for the first quarter of 2022.

The Warehouse net interest margin compressed 21 basis points from 2.54% during the third quarter of 2022 to 2.33% during the third quarter of 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited the Warehouse’s net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022.

Additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yields on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

TRS’s net interest income increased $2.8 million for the third quarter of 2023 compared to the same period in 2022, driven primarily by an increase interest income on TRS’s prepaid card balances as a function of the Company’s FTP methodology and a rise in interest rates.

The prepaid card product component of TRS drove a $3 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 5.00% for average prepaid card-related balances of $343 million during the third quarter of 2023 compared to 1.70% for average prepaid card-related balances of $338 million during the third quarter of 2022.

Republic Credit Solutions segment

RCS’s net interest income increased $3.1 million, or 44%, from the third quarter of 2022 to the third quarter of 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased to $9.8 million during the third quarter of 2023 compared to $6.6 million during the same period in 2022. The Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase. It began to ramp up origination volume for the product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year revenue.

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

The following table presents the average balance sheets for the three-month periods ended September 30, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$177,003	$2,395	5.41%	$727,626	$4,175	2.30%
Investment securities, including FHLB stock (1)	771,453	5,298	2.75	694,781	3,275	1.89
RCS LOC products (2)	37,319	9,762	104.63	30,919	7,196	93.09
Other RPG loans (3) (6)	99,036	2,079	8.40	77,429	1,102	5.69
Outstanding Warehouse lines of credit (4) (6)	423,141	8,154	7.71	473,923	5,491	4.63
All other Core Bank loans (5) (6)	4,446,585	58,180	5.23	3,723,898	39,378	4.23

Total interest-earning assets	5,954,537	85,868	5.77	5,728,576	60,617	4.23

Allowance for credit losses	(73,438)			(65,262)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	96,303			108,069
Premises and equipment, net	34,013			33,307
Bank owned life insurance	102,825			100,740
Other assets (1)	220,595			170,693
Total assets	$6,334,835			$6,076,123

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,455,193	$3,552	0.98%	$1,703,020	$495	0.12%
Money market accounts	905,089	6,391	2.82	787,523	601	0.31
Time deposits	328,071	2,706	3.30	238,149	703	1.18
Reciprocal money market and time deposits	281,277	2,748	3.91	48,432	31	0.26
Brokered deposits	7,222	100	5.54	—	—	—

Total interest-bearing deposits	2,976,852	15,497	2.08	2,777,124	1,830	0.26

SSUARs and other short-term borrowings	90,063	196	0.87	220,149	94	0.17
Federal Home Loan Bank advances and other long-term borrowings	441,543	5,350	4.85	20,000	96	1.92

Total interest-bearing liabilities	3,508,458	21,043	2.40	3,017,273	2,020	0.27

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,794,874			2,096,206
Other liabilities	133,237			108,965
Stockholders’ equity	898,266			853,679
Total liabilities and stockholders’ equity	$6,334,835			$6,076,123

Net interest income		$64,825			$58,597

Net interest spread			3.37%			3.96%

Net interest margin			4.35%			4.09%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $0 and $0 for the three months ended September 30, 2023 and 2022.
(4)	Interest income includes loan fees of $254,000 and $402,000 for the three months ended September 30, 2023 and 2022.
(5)	Interest income includes loan fees of $1.7 million and $911,000 for the three months ended September 30, 2023 and 2022.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2023
	Compared to
	Three Months Ended September 30, 2022
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(1,780)	$(4,695)	$2,915
Investment securities, including FHLB stock	2,023	394	1,629
RCS LOC products	2,566	1,605	961
Other RPG loans	977	362	615
Outstanding Warehouse lines of credit	2,663	(643)	3,306
All other Core Bank loans	18,802	8,458	10,344
Net change in interest income	25,251	5,481	19,770

Interest expense:

Transaction accounts	3,057	(82)	3,139
Money market accounts	5,790	103	5,687
Time deposits	2,003	348	1,655
Reciprocal money market and time deposits	2,717	685	2,032
Brokered deposits	100	100	—
SSUARs and other short-term borrowings	102	(84)	186
Federal Home Loan Bank advances	5,254	4,900	354
Net change in interest expense	19,023	5,970	13,053

Net change in net interest income	$6,228	$(489)	$6,717

Provision

Total Company Provision was a net charge of $3.7 million for the third quarter of 2023 compared to a net charge of $1.6 million for the same period in 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2023 was a net charge of $1.6 million compared to a net credit of $753,000 for the third quarter of 2022.

The net charge during the third quarter of 2023 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $1.6 million for general formula reserves applied to $101 million of Traditional Bank loan growth for the quarter.

The net credit during the third quarter of 2022 was primarily driven by the following:

●	The Traditional Bank recorded a net credit to the Provision of $1.7 million during the quarter substantially all of which was related to the favorable payoff of one large, classified loan.

●	Offsetting the above, the Traditional Bank recorded a net charge to the Provision of $974,000 resulting primarily from general formula reserves applied to $81 million of growth for the quarter in non-PPP Traditional Bank loans.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.27% as of September 30, 2023 compared to 1.32% as of December 31, 2022 and 1.31% as of September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2023.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net credit to the Provision of $203,000 for the third quarter of 2023 compared to a net credit of $386,000 for the same period in 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $81 million during the third quarter of 2023 compared to a decrease of $93 million during the third quarter of 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2023, December 31, 2022, and September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2023.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $2.0 million during the third quarter of 2023 compared to a net credit of $1.3 million for the same period in 2022. Substantially all TRS Provision in both periods was related to its RA product.

RAs related to the first quarter 2023 tax filing season were only originated during December of 2022 and the first two months of 2023. RAs related to the first quarter 2022 tax filing season were only originated during the first two months of 2022. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. RAs collected during the second half of a year are recorded as recoveries of previously charged-off loans unless they were covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

As of September 30, 2023, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2023 tax filing season was 3.79% of the $835 million of the total loans originated during December 2022 and the first two months of 2023. TRS’s incurred loss rate for RAs as of September 30, 2022 was 2.87% of total originations and it finished 2022 with a final RA loss rate of 2.20% of total RAs originated.

For factors affecting the comparison of the TRS results of operations for the third quarter of 2023 and the third quarter of 2022, see section titled “OVERVIEW (Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Table 4 — Refund Advance Performance

(dollars in thousands)		2023 Tax Season	2022 Tax Season	2023/2022 Change

RAs originated during the tax season (1)	(a)	$834,552	$311,207	$523,345

RA net charge-offs (recoveries) recorded ($):
RA net losses recognized for the six months ended June 30,	(b)	$25,823	$7,583	$18,240
Provision expense recorded during the six months ended June 30,	(c)	25,798	8,879	16,919
Second quarter Provision true-up for three months ended June 30,	(d)	$25	$(1,296)	$1,321

RA net charge-offs (recoveries) recorded (%):
RA net losses recognized for the six months ended June 30,	(b)/(a)	3.09%	2.44%	0.65%
Provision expense recorded during the six months ended June 30,	(c)/(a)	3.09	2.85	0.24
Second quarter Provision true-up for three months ended June 30,	(d)/(a)	-%	(0.41)%	0.41%
(1)	The Company originated $98 million of ERAs in December of 2022 related to the 2023 Tax Season. ERAs were not offered in December of 2021 related to the 2022 Tax Season.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 5 below, RCS recorded a net charge to the Provision of $4.3 million during the third quarter of 2023 compared to a net charge to the Provision of $4.0 million for the same period in 2022. The increase in the Provision was driven primarily by a $965,000 increase in net charge-offs for RCS’s LOC II product, which resulted in a higher reserve percentage being applied to the outstanding balances. Partially offsetting the increase in Provision related to the RCS LOC II product, net charge-offs for RCS’s LOC I product decreased $500,000 for the third quarter of 2023 compared to third quarter of 2022.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.00% as of September 30, 2023, 12.88% as of June 30, 2023, 13.73% as of December 31, 2022, and 14.73% as of September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2023.

The following table presents net charges to the RCS Provision by product:

Table 5 — RCS Provision by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$4,320	$3,996	$324	8%
Healthcare receivables	13	12	1	8
Total	$4,333	$4,008	$325	8%

Table 6 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2023	2022

ACLL at beginning of period	$72,202	$64,449

Charge-offs:

Traditional Banking:
Residential real estate	(9)	—
Consumer	(323)	(353)
Total Traditional Banking	(332)	(353)
Warehouse lines of credit	—	—
Total Core Banking	(332)	(353)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(3,340)	(2,922)
Total Republic Processing Group	(3,340)	(2,922)
Total charge-offs	(3,672)	(3,275)

Recoveries:

Traditional Banking:
Residential real estate	24	24
Commercial real estate	7	275
Commercial & industrial	7	124
Lease financing receivables	10	—
Home equity	1	7
Consumer	80	110
Total Traditional Banking	129	540
Warehouse lines of credit	—	—
Total Core Banking	129	540

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	1,939	1,296
Other TRS commercial & industrial loans	29	—
Republic Credit Solutions	219	266
Total Republic Processing Group	2,187	1,562

Total recoveries	2,316	2,102

Net loan recoveries (charge-offs)	(1,356)	(1,173)

Provision - Core Banking	1,364	(1,069)
Provision - RPG	2,366	2,712
Total Provision	3,730	1,643
ACLL at end of period	$74,576	$64,919

Credit Quality Ratios - Total Company:

ACLL to total loans	1.47%	1.51%
ACLL to nonperforming loans	389	397
Net loan charge-offs (recoveries) to average loans	0.11	0.11

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.17%	1.20%
ACLL to nonperforming loans	320	308
Net loan charge-offs (recoveries) to average loans	0.02	(0.02)

Table 7 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	September 30,
	2023	2022

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	—	(0.07)
Construction & land development	—	—
Commercial & industrial	(0.01)	(0.13)
Lease financing receivables	(0.05)	—
Aircraft	—	—
Home equity	—	(0.01)
Consumer:
Credit cards	0.30	0.15
Overdrafts	89.88	111.26
Automobile loans	3.78	(0.47)
Other consumer	0.41	3.49
Total Traditional Banking	0.02	(0.02)
Warehouse lines of credit	—	—
Total Core Banking	0.02	(0.02)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	2.45	2.77
Total Republic Processing Group	0.91	1.42
Total	0.11%	0.11%

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

The Company’s net charge-offs to total average loans remained at 0.11% from the third quarter of 2022 to the third quarter of 2023.

From the third quarter of 2022 to the third quarter of 2023, TRS experienced a $643,000 increase in net RA recoveries due to the $523 million increase in year-over-year tax-season origination volume.

From the third quarter of 2022 to the third quarter of 2023, RCS experienced a $465,000 increase in net charge-offs primarily driven by an increase in net charge-offs within RCS’s LOC II product. Net charge-offs within this product increased $965,000 from the third quarter of 2022 to the third quarter of 2023. This product was first piloted during the first quarter of 2021. RCS began to ramp up origination volume for the RCS LOC II product during early 2022 and has steadily increased its volume since then, leading to a continuing increase in the period-over-previous-period net charge-offs for the product.

During the third quarters of 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $1.1 million during the third quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $427,000, or 5%, for the third quarter of 2023 compared to the same period in 2022, with no material fluctuations to note.

The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended September 30, 2023 and 2022 were $1.9 million and $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2023 and 2022 were $327,000 and $337,000.

Mortgage Banking segment

A decrease in Mortgage banking income for the third quarter of 2023 was generally caused by substantially higher long-term market interest rates, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. For the third quarter of 2023, the 30-year mortgage rate was fluctuating within a range between 7.0% and 7.50% for most of the entire quarter. As a result, the Core Bank sold $26 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.33% during the third quarter of 2023 compared to sales of $39 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.23% during the third quarter of 2022 when mortgage rates were notably lower.

With long term interest rates trending during the third quarter of 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by higher interest rates causing additional declines in mortgage banking income during the fourth quarter of 2023.

Republic Credit Solutions segment

RCS’s noninterest income decreased $844,000, or 20%, during the third quarter of 2023 compared to the same period in 2022, with program fees representing the entirety of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume and corresponding gains from RCS’s installment loan product which were substantially offset by higher sales volume and gains from RCS’s LOC II product.

Proceeds from the sale of RCS’s installment loan products totaled $33 million during the third quarter of 2023, a 66% decrease from the same period in 2022. Proceeds from the sale of RCS's loan products totaled $290 million during the third quarter of 2023, a 21% decrease from the same period in 2022. Partially offsetting the decrease, RCS sold approximately $133 million of balances for the LOC II product during the third quarter of 2023, an increase of 109% over the third quarter of 2022. This increase in sales volume for the LOC II product contributed to a $702,000 increase in RCS program fee revenue, which partially offset the decline in revenue from the installment product. RCS began to ramp up origination volume for the LOC II product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year net program revenue.

The following table presents RCS program fees by product:

Table 8 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$2,335	$1,828	$507	28%
Healthcare receivables	50	38	12	32
Installment loans*	951	2,342	(1,391)	(59)
Total	$3,336	$4,208	$(872)	(21)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $1.9 million, or 4%, during the third quarter of 2023 compared to the same period in 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $1.5 million, or 4%, for the third quarter of 2023 compared to the same period in 2022. The following primarily drove the change in noninterest expense:

●	Noninterest expense associated with the former CBank operations acquired in March 2023 totaled $913,000 across all categories for the third quarter of 2023, with no such expenses for the third quarter of 2022.

●	Legacy Salaries and Benefits expense increased $1.2 million, or 6%, to $23.6 million for the third quarter of 2023. The most notable changes within this category were as follows:

o	Direct Legacy salaries increased a net $1.4 million, or 8%, due primarily to the additional cost of annual merit increases.

o	Legacy Overhead salaries increased $244,000, as a greater portion of overhead salaries was allocated to the Traditional Banking segment than the Mortgage Banking segment during the third quarter of 2023 compared to the same period in 2022. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with Mortgage Banking production disproportionately and negatively impacted more during 2023 following a rise in interest rates.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $212,000, or 27%, during the third quarter of 2023 compared to the same period in 2022, primarily due to a $128,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $65,000 decrease in other overhead shared costs, with both reductions resulting from the previously discussed slowdown in mortgage origination volume.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $888,000, or 40%, during the third quarter of 2023 compared to the same period in 2022. Approximately $792,000 of this increase was concentrated within the LOC II product and was primarily a result of a year-over-year increase in marketing activity for the product.

OVERVIEW (Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022)

Total Company net income for the first nine months of 2023 was $70.7 million, a $1.9 million, or 3%, decrease from the same period in 2022. Diluted EPS decreased to $3.60 for the first nine months of 2023 compared to $3.65 for the same period in 2022. The decrease in net income primarily reflected the following:

Traditional Banking segment

●	Net income increased $10.5 million, or 43%, for the first nine months of 2023 compared to the same period in 2022.

●	Net interest income increased $24.3 million, or 20%, for the first nine months of 2023 compared to the same period in 2022.

●	Provision was a net charge of $6.4 million for the first nine months of 2023 compared to a net credit of $287,000 for the same period in 2022.

●	Noninterest income increased $3.5 million, or 15%, for the first nine months of 2023 compared to the same period in 2022.

●	Noninterest expense increased $8.1 million, or 7%, for the first nine months of 2023 compared to the same period in 2022.

●	Total Traditional Bank loans increased $642 million, or 17%, during the first nine months of 2023.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.40% as of September 30, 2023 compared to 0.40% as of December 31, 2022.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.15% as of September 30, 2023 compared to 0.16% as of December 31, 2022.

●	Total Traditional Bank deposits increased $254 million from December 31, 2022 to $4.3 billion as of September 30, 2023.

Warehouse

●	Net income decreased $4.0 million, or 53%, for the first nine months of 2023 compared to the same period in 2022.

●	Net interest income decreased $4.2 million, or 37%, for the first nine months of 2023 compared to the same period in 2022.

●	The Warehouse Provision was a net charge of $134,000 for the first nine months of 2023 compared to a net credit of $1.0 million for the same period in 2022.

●	Average committed Warehouse lines declined to $1.0 billion for the first nine months of 2023 from $1.4 billion for first nine months of 2022.

●	Average line usage was 41% during the first nine months of 2023 compared to 40% during the same period in 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $3.0 million, or 54%, during the first nine months of 2023 compared to the same period in 2022.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $54 million during the first nine months of 2023 compared to $226 million during the same period in 2022, with the Company’s cash-gain-as-a-percent-of-loans-sold increasing to 2.25% from 2.23% from period to period.

Tax Refund Solutions segment

●	Net income decreased $7.5 million, or 26%, for the first nine months of 2023 compared to the same period in 2022.

●	Net interest income increased $21.5 million, or 115%, for the first nine months of 2023 compared to the same period in 2022.

●	Total RA originations were $737 million during the first nine months of 2023 compared to $311 million for the first nine months of 2022. Originations for both nine month periods all occurred during the first quarter of these periods.

●	In addition to the originations for the first nine months of 2023 and 2022 noted in the preceding bullet, TRS originated $98 million of ERAs related to the first quarter 2023 tax season during December 2022. No ERAs were originated during December 2021 related to the first quarter 2022 tax season.

●	Overall, TRS recorded a net charge to the Provision of $19.6 million during the first nine months of 2023 compared to a net charge to the Provision of $7.0 million for the same period in 2022.

●	Noninterest income decreased $19.2 million for the first nine months of 2023 compared to the same period in 2022.

●	Net RT revenue decreased $1.1 million for the first nine months of 2023 compared to the same period in 2022.

●	Noninterest expense was $11.9 million for the first nine months of 2023 compared to $11.9 million for the same period in 2022.

Republic Credit Solutions segment

●	Net income increased $1.0 million, or 8%, for the first nine months of 2023 compared to the same period in 2022.

●	Net interest income increased $7.0 million, or 33%, for the first nine months of 2023 compared to the same period in 2022.

●	Overall, RCS recorded a net charge to the Provision of $10.5 million during the first nine months of 2023 compared to a net charge of $8.8 million for the same period in 2022.

●	Noninterest income decreased $1.5 million, or 14%, from the first nine months of 2022 to the first nine months of 2023.

●	Noninterest expense was $8.4 million for the first nine months of 2023 and $5.7 million for the same period in 2022.

●	Total nonperforming loans to total loans for the RCS segment was 0.82% as of September 30, 2023 compared to 0.70% as of December 31, 2022.

●	Delinquent loans to total loans for the RCS segment was 9.71% as of September 30, 2023 compared to 8.53% as of December 31, 2022.

RESULTS OF OPERATIONS (Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022)

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

A large amount of the Company’s financial instruments tracks closely with, or is primarily indexed to, either the FFTR or Prime, or LIBOR. These rates trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR during 2022 and the first nine months of 2023 included the following:

Table 9 — Increases to the Federal Funds Target Rate since January 1, 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25
July 26, 2023	0.25	5.50

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the second half of 2022 and the first nine months of 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022 and maintained a relative lower level into 2023 as the market generally began to anticipate a recession to take place in 2023. As a result of the increase in short-term interest rates and the moderation of long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve.

During the third quarter of 2023, long-term rates began to increase meaningfully with short-term rates remaining relatively stable by comparison. As a result, the inversion of the yield curve became less extreme during the third quarter of 2023 as the yields on longer-term interest rates approached the yields on shorter-term interest rates. While the inversion did become less extreme during the quarter, the yield curve remained inverted as of September 30, 2023. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally favorable for banks.

At this time, the near-term shape of the yield curve is uncertain. The Federal Reserve continues to signal its willingness to implement appropriate monetary policy to reduce inflation. Any further monetary tightening by the FOMC in the future will likely cause short-term interest rates to increase. The impact additional short-term rate increases by the FOMC could have on long-term market interest rates is unknown.

Total Company net interest income was $222.0 million during the first nine months of 2023 and represented an increase of $48.4 million from the first nine months of 2022. Total Company net interest margin expanded to 5.09% during the first nine months of 2022 compared to 3.99% for the same period in 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $24.3 million, or 20%, for the first nine months of 2023 compared to the same period in 2022. Traditional Banking’s net interest margin was 3.76% for the first nine months of 2023, an increase of 56 basis points from the same period in 2022.

The increase in the Traditional Bank’s net interest income during the first nine months of 2023 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $3.6 billion with a weighted-average yield of 4.03% for the first nine months of 2022 to $4.2 billion with a weighted average yield of 4.91% for the first nine months of 2023. In addition, the acquisition of CBank added approximately $111 million to the Traditional Bank’s average loans during the first nine months of 2023. As discussed in the section titled “Loans” within this document, loan growth remained particularly strong within the Traditional Bank during the first nine months of 2023.

●	Average investments grew to $773 million with a weighted-average yield of 2.70% during the first nine months of 2023 from $664 million with a weighted-average yield of 1.64% for the first nine months of 2022. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a shorter overall duration as compared to its peers.

●	The Traditional Bank’s average noninterest bearing deposits decreased from $1.6 billion during the first nine months of 2022 to $1.4 billion for the first nine months of 2023. This decrease in average noninterest-bearing deposits was funded through a decrease in interest-earning cash balances and an increase in FHLB borrowings.

●	The Traditional Bank’s average cost of interest-bearing liabilities increased from 0.09% during the first nine months of 2022 to 1.28% for the first nine months of 2023. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

o	The weighted-average cost of total interest-bearing deposits increased from 0.17% during the first nine months of 2022 to 1.49% for the first nine months of 2023. In addition, average interest-bearing deposits increased $33 million from the first nine months of 2022 to the first nine months of 2023.

o	The average balance of FHLB borrowings increased from $21 million for the first nine months of 2022 to $315 million for the first nine months of 2023. In addition, the weighted-average cost of these borrowings increased from 1.43% to 4.69% for the same time periods. This increase in the average balance of borrowings was generally driven by the period-to-period decline in average deposit balances.

●	Average interest-earning cash was $174 million with a weighted-average yield of 5.11% during the first nine months of 2023 compared to $797 million with a weighted-average yield of 1.04% for the first nine months of 2022. The decline in average cash balances was driven generally by a decline in average deposit balances for the same periods.

As previously disclosed, short-term interest rates have risen dramatically since March of 2022 as a result of FOMC monetary actions. From March 2022 through December 2022, increases in short-term interest rates were generally favorable to the Traditional Bank’s net interest income and net interest margin primarily as a result of the substantial amount of immediately-repricing, interest-earning cash it maintained on its balance sheet and its ability to sustain a low cost of deposits in relation to the rising FFTR. During the third quarter of 2022, however, the Traditional Bank began to use its excess cash to fund a decline in deposit balances. This trend of declining interest-earning cash to fund decreasing deposit balances continued into the second quarter of 2023. In addition, during the first quarter of 2023, the cost of the Traditional Bank’s interest-bearing deposits began to increase more significantly during the latter part of the quarter due to customer pricing pressures. This trend of increasing deposit costs continued into the third quarter of 2023.

As a result of the declining cash balances, the increasing cost of deposits and the increasing balances of higher costing FHLB advances, the Bank began to experience a diminishing benefit to its net interest income and net interest margin with additional increases in the FFTR during the first quarter of 2023. This trend continued during the third quarter of 2023, as the increase in Traditional Bank interest income only slightly exceeded the increase in Traditional Bank interest expense.

Management believes the Traditional Bank will continue to experience net interest margin compression during the fourth quarter of 2023 as a result of the negative impact of 1) lower interest-earning cash and low-cost deposit balances; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse decreased $4.2 million, or 37%, from the first nine months of 2022 to the first nine months of 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $545 million during the first nine months of 2022 to $406 million for the first nine months of 2023, driven largely by the sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a sharp drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 42 basis points from 2.79% during the first nine months of 2022 to 2.37% during the first nine months of 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited the Warehouse net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022.

Committed Warehouse lines-of-credit decreased from $1.2 billion as September 30, 2022 to $1.0 billion as of September 30, 2023, while average usage rates for Warehouse lines were 41% and 40%, respectively, during the first nine months of 2023 and 2022.

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

Tax Refund Solutions segment

Net interest income within the TRS segment was up $21.5 million from the first nine months of 2022 to the first nine months of 2023. Net interest income at TRS includes income from its prepaid card products as well as the income associated with its tax-related credit products.

The prepaid card product component of TRS drove a $9.0 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 3.26% for average prepaid card-related balances of $350 million during the first nine months of 2023 compared to 0.62% for average prepaid card-related balances of $359 million during the first nine months of 2022.

Related to the segment’s tax-related products, net interest income increased $21.5 million for the first nine months of 2023 compared to the first nine months of 2022. Loan-related interest and fees increased $17.0 million for the period and was driven primarily by a $426 million increase in RA origination volume, most of which resulted from a new contract with a large national tax preparation provider. This increase in loan revenue was partially offset by a $4.7 million increase to the segment’s net cost of funds as applied through its internal FTP.

See additional detail regarding the RA product under Footnote 5“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

RCS’s net interest income increased $7.0 million, or 33%, from the first nine months of 2022 to the first nine months of 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased to $13.2 million during the first nine months of 2023 compared to $5.7 million during the same period in 2022. The Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase. It began to ramp up origination volume for the product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year revenue.

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

The following table presents the average balance sheets for the nine-month periods ended September 30, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 11 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$177,292	$6,653	5.00%	$800,643	$6,242	1.04%
Investment securities, including FHLB stock (1)	773,145	15,641	2.70	664,455	8,152	1.64
TRS Refund Advance loans (2)	91,493	31,476	45.87	31,946	13,606	56.79
RCS LOC products (2)	33,783	26,141	103.17	28,123	19,817	93.95
Other RPG loans (3) (6)	113,954	6,621	7.75	96,448	4,392	6.07
Outstanding Warehouse lines of credit (4) (6)	405,546	22,395	7.36	545,301	15,444	3.78
All other Core Bank loans (5) (6)	4,215,069	156,351	4.95	3,631,621	109,976	4.04

Total interest-earning assets	5,810,282	265,278	6.09	5,798,537	177,629	4.08

Allowance for credit loss	(84,415)			(68,847)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	167,960			210,637
Premises and equipment, net	33,411			34,355
Bank owned life insurance	102,479			100,146
Other assets (1)	205,828			171,819
Total assets	$6,235,545			$6,246,647

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,526,490	$7,858	0.69%	$1,698,005	$762	0.06%
Money market accounts	830,731	13,236	2.12	791,625	862	0.15
Time deposits	280,715	5,466	2.60	244,412	1,917	1.05
Reciprocal money market and time deposits	171,481	4,469	3.47	60,627	113	0.25
Brokered deposits	14,626	562	5.12	—	—	—

Total interest-bearing deposits	2,824,043	31,591	1.49	2,794,669	3,654	0.17

SSUARs and other short-term borrowings	136,528	618	0.60	271,276	171	0.08
Federal Home Loan Bank advances and other long-term borrowings	315,015	11,073	4.69	21,099	226	1.43

Total interest-bearing liabilities	3,275,586	43,282	1.76	3,087,044	4,051	0.17

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,936,096			2,200,953
Other liabilities	133,081			107,214
Stockholders’ equity	890,782			851,436
Total liabilities and stock-holders’ equity	$6,235,545			$6,246,647

Net interest income		$221,996			$173,578

Net interest spread			4.33%			3.91%

Net interest margin			5.09%			3.99%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $957,000 and $663,000 for the nine months ended September 30, 2023 and 2022.
(4)	Interest income includes loan fees of $796,000 and $1.5 million for the nine months ended September 30, 2023 and 2022.
(5)	Interest income includes loan fees of $4.2 million and $5.1 million for the nine months ended September 30, 2023 and 2022.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 12 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2023
	Compared to
	Nine Months Ended September 30, 2022
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$411	$(8,003)	$8,414
Investment securities, including FHLB stock	7,489	1,508	5,981
TRS Refund Advance loans*	17,870	20,942	(3,072)
RCS LOC products	6,324	4,252	2,072
Other RPG loans	2,229	884	1,345
Outstanding Warehouse lines of credit	6,951	(4,757)	11,708
All other Core Bank loans	46,375	19,325	27,050
Net change in interest income	87,649	34,151	53,498

Interest expense:

Transaction accounts	7,096	(85)	7,181
Money market accounts	12,374	45	12,329
Time deposits	3,549	323	3,226
Reciprocal money market and time deposits	4,356	537	3,819
Brokered deposits	562	562	—
SSUARs and other short-term borrowings	447	(124)	571
Federal Home Loan Bank advances	10,847	9,320	1,527
Net change in interest expense	39,231	10,578	28,653

Net change in net interest income	$48,418	$23,573	$24,845

* Since interest income for Refund Advances is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

Total Company Provision was a net charge of $36.6 million for the first nine months of 2023 compared to a net charge of $14.5 million for the same period in 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2023 was a net charge of $6.4 million compared to a net credit of $287,000 for the first nine months of 2022. An analysis of the Provision for the first nine months of 2023 compared to the same period in 2022 follows:

●	For the first nine months of 2023, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans. A net credit of $1.4 million was recorded during the second quarter of 2023 to reflect a change in estimated fair value based upon further evaluation of PCD loans.

o	The Traditional Bank recorded approximately $5.0 million in general formula reserves for $642 million of loan growth during the first nine months of 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

o	Offsetting the above, the Traditional Bank recognized a $2.7 million credit to the Provision during the first nine months of 2023 driven primarily by the release of $1.5 million in COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

●	For the first nine months of 2022, the Traditional Bank Provision primarily reflected the following:

o	Approximately $3.4 million of additional Provision driven by formula reserves tied to general loan growth. Non-PPP Traditional Bank loans grew $294 million from December 31, 2021 to September 30, 2022.

o	Offsetting the above was the release of approximately $3.7 million of reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.27% as of September 30, 2023 compared to 1.32% as of December 31, 2022 and 1.31% as of September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2023.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $134,000 for the first nine months of 2023 compared to a net credit of $1.0 million for the same period in 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $53 million during the first nine months of 2023 compared to a decrease of $408 million during the first nine months of 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2023, December 31, 2022, and September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2023.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $19.6 million during the first nine months of 2023 compared to a net charge of $7.0 million for the same period in 2022. Substantially all TRS Provision in both periods was related to its RA product.

TRS recorded a charge to the Provision for RA loans of $21.6 million, or 2.92% of its $737 million in RAs originated during the first nine months of 2022 compared to a charge to the Provision of $7.6 million, or 2.44% of its $311 million of RAs originated during the first nine months of 2022. The increase in Provision for the first nine months of 2023 was primarily due to the increased volume from the previously mentioned new contract with a large national tax preparation provider, which generated approximately $462 million in new RA volume related to the first quarter 2023 tax filing season.

With all unpaid RAs charged off as of June 30, 2023, any payments received for unguaranteed RAs during the third and fourth quarter of 2023 will represent recovery credits directly to income.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 13 below, RCS recorded a net charge to the Provision of $10.5 million during the first nine months of 2023 compared to a net charge to the Provision of $8.8 million for the same period in 2022. The increase in the Provision was driven primarily by a $2.1 million increase in net charge-offs, which resulted in a higher reserve percentage being applied to the outstanding balances, and a $401,000 Allowance build for RCS’s LOC II product. Net charge-offs for RCS’s LOC II product were $4.3 million for the first nine months of 2023 compared to $2.2 million of net charge-offs during the first nine months of 2022. As previously disclosed in the quarterly discussion, this product was first piloted during the first quarter of 2021. RCS began to ramp up origination volume for the RCS LOC II product during early 2022 and has steadily increased its volume since then leading to corresponding higher year-over-year net charge-offs in the product.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.0% as of September 30, 2023, 12.88% as of June 30, 2023, 13.73% as of December 31, 2022, and 14.73% as of September 30, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2023.

The following table presents net charges to the RCS Provision by product:

Table 13 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$10,431	$8,827	$1,604	18%
Hospital receivables	37	9	28	311
Total	$10,468	$8,836	$1,632	18%

Table 14 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2023	2022

ACLL at beginning of period	$70,413	$64,577

CBank Initial Recognition of ACLL and Fair Value Adjustment	216	—

Charge-offs:

Traditional Banking:
Residential real estate	(24)	—
Consumer	(878)	(861)
Total Traditional Banking	(902)	(861)
Warehouse lines of credit	—	—
Total Core Banking	(902)	(861)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(25,823)	(11,505)
Other TRS commercial & industrial loans	(128)	(154)
Republic Credit Solutions	(9,459)	(8,005)
Total Republic Processing Group	(35,410)	(19,664)
Total charge-offs	(36,312)	(20,525)

Recoveries:

Traditional Banking:
Residential real estate	50	93
Commercial real estate	66	277
Commercial & industrial	116	141
Lease financing receivables	10	—
Home equity	2	119
Consumer	253	305
Total Traditional Banking	497	935
Warehouse lines of credit	—	—
Total Core Banking	497	935

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	2,411	3,922
Other TRS commercial & industrial loans	31	665
Republic Credit Solutions	685	804
Total Republic Processing Group	3,127	5,391
Total recoveries	3,624	6,326

Net loan charge-offs	(32,688)	(14,199)

Provision - Core Banking	6,545	(1,271)
Provision - RPG	30,090	15,812
Total Provision	36,635	14,541
ACLL at end of period	$74,576	$64,919

Credit Quality Ratios - Total Company:

ACLL to total loans	1.47%	1.51%
ACLL to nonperforming loans	389	397
Net loan charge-offs to average loans	0.90	0.44

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.17%	1.20%
ACLL to nonperforming loans	320	308
Net loan charge-offs to average loans	0.01	(0.00)

Table 15 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Nine Months Ended
	September 30,
	2023	2022

Traditional Banking:
Residential real estate:
Owner occupied	—%	(0.01)%
Nonowner occupied	—	—
Commercial real estate	(0.01)	(0.02)
Construction & land development	—	—
Commercial & industrial	(0.03)	(0.05)
Lease financing receivables	(0.04)	—
Aircraft	—	—
Home equity	—	(0.07)
Consumer:
Credit cards	0.46	0.21
Overdrafts	84.97	90.38
Automobile loans	1.01	(0.02)
Other consumer	0.22	1.19
Total Traditional Banking	0.01	—
Warehouse lines of credit	—	—
Total Core Banking	0.01	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	32.93	30.29
Other TRS loans	0.67	(6.49)
Republic Credit Solutions	9.74	10.32
Total Republic Processing Group	18.37	13.89
Total	0.90%	0.44%

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

The Company’s net charge-offs to average total Company loans increased from 0.44% during the first nine months of 2022 to 0.90% during the first nine months of 2023, with net charge-offs increasing $18.5 million and average total Company loans increasing $4.9 million, or 12%. As discussed in more detail above, the increase in net charge-offs was primarily driven by a $18.0 million increase in net charge-offs within the Company’s TRS and RCS operations.

During the first nine months of 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $20.3 million during the first nine months of 2023 compared to the same period in 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $3.4 million, or 15%, for the first nine months of 2023 compared to the same period in 2022, driven primarily by a $1.7 million death benefit payment received during the second quarter of 2023 in excess of the cash surrender value of a BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2023 and 2022 were $5.3 million and $5.1 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2023 and 2022 were $937,000 and $933,000.

Mortgage Banking segment

A decrease in Mortgage banking income for the first nine months of 2023 was generally caused by substantially higher market long-term interest rates, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. For the first nine months of 2023, the 30-year mortgage rate fluctuated in a range between 6.00% and 7.50% for most of the entire period. As a result, the Bank sold $53 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.25% during the first nine months of 2023. During the first two months of 2022, however, long-term interest rates were closer to historical lows, driving secondary market loan sales of $226 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.23%. With the FOMC continuing its quantitative tightening program during the second half of 2023, management believes it is likely that the Core Bank’s mortgage origination volume will continue to be negatively impacted by higher interest rates causing additional declines in mortgage banking income throughout 2023.

Tax Refund Solutions segment

TRS’s noninterest income decreased $19.2 million, or 52%, during the first nine months of 2023 compared to the same period in 2022. Green Dot paid RB&T a total of $18 million in nonrecurring payments during the first nine months of 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding the noninterest income from TRS’s RT product, net RT revenue decreased 6% from $16.6 million during the first nine months of 2022 to $15.5 million during the same period in 2023. RT revenue for 2023 was negatively impacted by a general decline in overall RT demand across the industry.

Republic Credit Solutions segment

RCS’s noninterest income decreased $1.5 million, or 14%, during the first nine months of 2023 compared to the same period in 2022, with program fees representing the substantial majority of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume and corresponding gains from RCS’s installment loan product which were substantially offset by higher sales volume and gains from RCS’s LOC II product.

Proceeds from the sale of RCS’s installment loan products totaled $86 million during the third quarter of 2023, a 71% decrease from the same period in 2022. Proceeds from the sale of RCS's loan products totaled $761 million during the first nine months of 2023, a 8% decrease from the same period in 2022. Partially offsetting the decrease, RCS sold approximately $363 million of balances for the LOC II product during the first nine months 2023, an increase of 137% over the first nine months of 2022. This increase in sales volume for the LOC II product contributed to a $1.8 million increase in RCS program fee revenue, which partially offset the decline in revenue from the installment product. RCS began to ramp up origination volume for the LOC II product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year net program revenue.

The following table presents RCS program fees by product:

Table 16 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Product:
Lines of credit	$6,227	$4,647	$1,580	34%
Hospital receivables	147	125	22	18
Installment loans*	2,507	5,712	(3,205)	(56)
Total	$8,881	$10,484	$(1,603)	(15)%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $9.7 million, or 7%, during the first nine months of 2023 compared to the same period in 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $8.1 million for the first nine months of 2023 compared to the same period in 2022. The following primarily drove the change in noninterest expense:

●	Noninterest expenses associated with the acquired CBank operations were $5.4 million across all categories for the first nine months of 2023, with no such expenses for the first nine months of 2022. The figure for the first nine months of 2023 includes $2.2 million in merger related expenses that are not expected to recur in the future.

●	Legacy Salaries and Benefits expense increased a net $2.5 million, or 3.69%, to $70.9 million for the first nine months of 2022. The most notable changes within this category were as follows:

o	Direct legacy salaries increased a net $697,000, or 1%, due primarily to the cost of annual merit increases.

o	Legacy Overhead salaries increased $2.1 million, as a greater portion of overhead salaries was allocated to the Traditional Banking segment than the Mortgage Banking segment during the first nine months 2023 compared to the same period in 2022. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with Mortgage Banking production disproportionately and negatively impacted during 2022 following a rise in interest rates.

●	Legacy technology expenses declined $887,000 as the Traditional Bank continued to combine technology platforms as part of a Company-wide efficiency initiative.

●	Interchange related expenses increased $709,000 due to higher debit card and credit card purchasing activity.

●	FDIC Insurance expense increased $443,000 due to higher premiums charged by the FDIC in 2023.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $858,000, or 11%, during the first nine months of 2023 compared to the same period in 2022, primarily due to a $383,000 reduction in overhead salaries allocated to the Mortgage Banking segment and a $369,000 decrease in other shared overhead costs.

The Company records a credit offset to salary expense for each loan it originates and recognizes the cost of that credit as an adjustment to the loan’s yield over its estimated life. The amount of credit benefit to salary expense during a given period is determined by the overall loan origination volume during that period.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $2.7 million, or 47%, during the first nine months of 2023 compared to the same period in 2022. Approximately $2.0 of this increase was concentrated within the LOC II product and was a result of a year-over-year increase in marketing activity for the product. Approximately $538,000 of the increase was within Salaries and Benefits and was primarily the result of annual merit increases and an increase in headcount.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $220 million in cash and cash equivalents as of September 30, 2023 compared to $314 million as of December 31, 2022. Comparing average balances for the third quarters of 2023 and 2022, the Company had average interest-earning cash and cash equivalent balances of $177 million for the third quarter of 2023 compared to $801 million for the third quarter of 2022. The decline in average interest-earning cash balances from period to period was driven generally by a decrease in average deposits and an increase in average loan balances.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 5.00% during the first nine months of 2023 with a spot balance yield of approximately 5.40% on September 30, 2023. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 17 — Purchases of Investment Securities

	Nine Months Ended September 30, 2023
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2023
Corporate (acquired as a part of the CBank acquisition)	$2,017	6.05%	2.60	yrs
U.S. Government Agencies	25,000	5.38	2.50
Mortgage-backed securities - residential (acquired as a part of the CBank acquisition)	14,442	4.56	9.10
Total	$41,459	5.38	2.50	yrs

Purchases by Class for the Three Months Ended June 30, 2023
U.S. Government Agencies	$15,000	5.75%	2.91	yrs
Total	$15,000	5.75	2.91	yrs

Purchases by Class for the Three Months Ended September 30, 2023
U.S. Government Agencies	$15,000	6.00%	3.00	yrs
Total	$15,000	6.00	3.00	yrs

Total Purchases for the Nine Months Ended September 30, 2023	$71,459	5.44%	4.03	yrs

Republic’s investment portfolio increased $17 million from December 31, 2022 to September 30, 2023, driven by $55 million in portfolio purchases, $16 million of investments acquired as part of the CBank merger, and a $22 million increase in FHLB stock. These increases were offset by portfolio declines of $50 million from calls and maturities of debt securities, $28 million in paydowns on mortgage-backed securities, and a $2 million increase in the portfolio market value.

Table 18 — Loan Portfolio Composition

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner occupied	$1,128,745	$911,427	$217,318	24%
Nonowner occupied	344,682	321,358	23,324	7
Commercial real estate	1,745,187	1,599,510	145,677	9
Construction & land development	189,756	153,875	35,881	23
Commercial & industrial	473,790	413,387	60,403	15
Lease financing receivables	85,242	10,505	74,737	711
Aircraft	226,947	179,785	47,162	26
Home equity	275,750	241,739	34,011	14
Consumer:
Credit cards	16,950	15,473	1,477	10
Overdrafts	640	726	(86)	(12)
Automobile loans	3,380	6,731	(3,351)	(50)
Other consumer	5,674	626	5,048	806
Total Traditional Banking	4,496,743	3,855,142	641,601	17
Warehouse lines of credit*	457,033	403,560	53,473	13
Total Core Banking	4,953,776	4,258,702	695,074	16

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	97,505	(97,505)	(100)
Other TRS commercial & industrial loans	354	51,767	(51,413)	(99)
Republic Credit Solutions	126,969	107,828	19,141	18
Total Republic Processing Group	127,323	257,100	(129,777)	(50)

Total loans**	5,081,099	4,515,802	565,297	13
Allowance for credit losses	(74,576)	(70,413)	(4,163)	6

Total loans, net	$5,006,523	$4,445,389	$561,134	13

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans increased by $565 million, or 13%, during the first nine months of 2022 to $5.1 billion as of September 30, 2023. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $642 million, or 17%, from December 31, 2022 to September 30, 2023. The following primarily drove the change in loan balances during the first nine months of 2023:

●	The Traditional Bank acquired loans and leases with a fair value of $216 million in connection with the CBank acquisition as of September 30, 2023, CBank related loan balances were approximately $211 million.

●	The Traditional Bank’s legacy CRE portfolio, which excludes the CRE loans acquired from CBank, grew $143 million, or 9%, during the first nine months of 2023, as the Traditional Bank experienced strong loan demand within its Corporate Lending, Private Banking and Commercial Real Estate divisions in its Louisville market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in mid to late 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, the Traditional Bank’s legacy residential real estate portfolio, which excludes the residential real estate loans acquired from CBank, increased $227 million during the first nine months of 2023.

●	After a multi-year pause in operations, the Traditional Bank’s Corresponding Lending Division began purchasing loans again during the first quarter of 2023. The loans purchased are all 1-4 Family, first-lien mortgages with fixed rate terms of generally five or seven years. Through September 30, 2023, this division had acquired approximately $111 million of loans with an expected average yield of approximately 5.94%.

Warehouse

Outstanding Warehouse period-end balances increased $53 million from December 31, 2022 to September 30, 2023. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted average usage rates on the Bank’s Warehouse lines have ranged from a low of 40% during 2013 to a high of 66% during 2020.

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

Tax Refund Solutions segment

Outstanding TRS loans decreased $149 million from December 31, 2022 to September 30, 2023 primarily reflecting the substantial paydown of RAs originated during the 2023 tax season. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2022 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of September 30, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased from $70 million as of December 31, 2022 to $75 million as of September 30, 2023. As a percent of total loans, the total Company’s ACLL decreased to 1.47% as of September 30, 2023 compared to 1.56% as of December 31, 2022. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $6 million to $57 million as of September 30, 2023, generally driven primarily by formula reserves tied to loan growth during the first nine months of 2023 partially offset by the $1.5 million release of COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

Warehouse

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2023 to December 31, 2022. As of September 30, 2023, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2023.

Tax Refund Solutions

The TRS ACLL decreased $4 million from December 31, 2022 to $1,000 as of September 30, 2023, with this decrease driven by the June 30, 2023 charge-off of all unpaid RAs originated during December 2022.

Republic Credit Solutions segment

The RCS ACLL increased $2 million to $17 million as of September 30, 2023, with this increase driven by an increase in the RCS LOC II spot balance and a change in the RCS loan mix as the outstanding healthcare receivables spot balance increased and the RCS LOC I spot balance decreased.

RCS maintained an ACLL for two distinct credit products offered as of September 30, 2023, including its line-of-credit products and its healthcare-receivables products. As of September 30, 2023, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 48.96% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 19 — Management’s Allocation of the Allowance for Credit Losses on Loans

	September 30, 2023			December 31, 2022
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner occupied	$10,231	22%	0.91%	$8,909	21%	0.98%
Nonowner occupied	3,036	7	0.88	2,831	7	0.88
Commercial real estate	25,347	35	1.45	23,739	36	1.48
Construction & land development	5,136	4	2.71	4,123	3	2.68
Commercial & industrial	4,181	9	0.88	3,976	9	0.97
Lease financing receivables	1,100	2	1.29	110	—	1.05
Aircraft	567	4	0.25	449	4	0.25
Home equity	5,146	5	1.87	4,628	5	1.91
Consumer:
Credit cards	1,092	—	6.44	996	—	6.44
Overdrafts	640	—	100.00	726	—	100.00
Automobile loans	41	—	1.21	87	—	1.29
Other consumer	414	—	7.30	135	—	21.57
Total Traditional Banking	56,931	88	1.27	50,709	85	1.32
Warehouse lines of credit	1,143	9	0.25	1,009	9	0.25
Total Core Banking	58,074	97	1.17	51,718	94	1.18

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	3,797	2	4
Other TRS commercial & industrial loans	1	—	0.28	91	1	0.18
Republic Credit Solutions	16,501	3	13.00	14,807	3	13.73
Total Republic Processing Group	16,502	3	12.96	18,695	6	7.27
Total	$74,576	100	1.47	$70,413	100	1.56

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $6 million during the first nine months of 2023, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first nine months of 2022.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 20 — Classified and Special Mention Loans

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	18,659	17,010	1,649	10
PCD - Substandard	1,820	1,498	322	21
Total Classified Loans	20,479	18,508	1,971	11

Special Mention	61,853	69,246	(7,393)	(11)
PCD - Special Mention	469	718	(249)	(35)
Total Special Mention Loans	62,322	69,964	(7,642)	(11)

Total Classified and Special Mention Loans	$82,801	$88,472	$(5,671)	(6)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes TDRs totaling approximately $0 million and $2 million as of September 30, 2023 and December 31, 2022.

Nonperforming loans to total loans increased to 0.38% at September 30, 2023 from 0.36% at December 31, 2022, as the total balance of nonperforming loans increased by $3 million, or 17%, while total loans increased $561 million, or 13%, during the first nine months of 2023.

The ACLL to total nonaccrual loans decreased to 412% as of September 30, 2023 from 452% as of December 31, 2022, as the total ACLL increased $4 million and the balance of nonaccrual loans increased by $3 million, or 16%. The driver of the increase in ACLL was primarily formula reserves applied to $565 million of loan growth from December 31, 2022 to September 30, 2023.

Table 21 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2023	December 31, 2022

Loans on nonaccrual status*	$18,127	$15,562
Loans past due 90-days-or-more and still on accrual**	1,037	756
Total nonperforming loans	19,164	16,318
Other real estate owned	1,423	1,581
Total nonperforming assets	$20,587	$17,899

Credit Quality Ratios - Total Company:
ACLL to total loans	1.47%	1.56%
Nonaccrual loans to total loans	0.36	0.34
ACLL to nonaccrual loans	411	452
Nonperforming loans to total loans	0.38	0.36
Nonperforming assets to total loans (including OREO)	0.41	0.40
Nonperforming assets to total assets	0.32	0.31

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.17%	1.21%
Nonaccrual loans to total loans	0.37	0.37
ACLL to nonaccrual loans	320	332
Nonperforming loans to total loans	0.37	0.37
Nonperforming assets to total loans (including OREO)	0.39	0.40
Nonperforming assets to total assets	0.33	0.32
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 22 — Nonperforming Loan Composition

	September 30, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$14,396	1.28%	$13,388	1.47%
Nonowner occupied	68	0.02	117	0.04
Commercial real estate	883	0.05	1,001	0.06
Construction & land development	—	—	—	—
Commercial & industrial	1,159	0.24	—	—
Lease financing receivables	13	0.02	—	—
Aircraft	—	—	—	—
Home equity	1,591	0.58	815	0.34
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	16	0.47	31	0.46
Other consumer	1	0.02	210	33.55
Total Traditional Banking	18,127	0.40	15,562	0.40
Warehouse lines of credit	—	—	—	—
Total Core Banking	18,127	0.37	15,562	0.37

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	1,037	0.82	756	0.70
Total Republic Processing Group	1,037	0.81	756	0.29

Total nonperforming loans	$19,164	0.38%	$16,318	0.36%

Table 23 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	130	$4,677	47	$7,424	2	$2,295	179	$14,396
Nonowner occupied	3	68	—	—	—	—	3	68
Commercial real estate	—	—	1	201	1	682	2	883
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	1	339	1	820	2	1,159
Lease financing receivables	2	13	—	—	—	—	2	13
Aircraft	—	—	—	—	—	—	—	—
Home equity	31	911	3	680	—	—	34	1,591
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	5	16	—	—	—	—	5	16
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	172	5,686	52	8,644	4	3,797	228	18,127
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,686	52	8,644	4	3,797	228	18,127

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	1,037	NM	1,037
Total Republic Processing Group	NM	—	—	—	—	1,037	NM	1,037

Total	172	$5,686	52	$8,644	4	$4,834	228	$19,164

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

Table 24 — Roll-forward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Nonperforming loans at the beginning of the period	$17,504	$16,210	$16,318	$20,552
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,564	3,554	7,345	5,778
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(949)	(3,051)	(3,798)	(9,021)
Principal balance paydowns of loans nonperforming at both period ends	(457)	(349)	(997)	(940)
Net change in principal balance of other loans nonperforming at both period ends*	502	(5)	296	(10)

Nonperforming loans at the end of the period	$19,164	$16,359	$19,164	$16,359
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 25 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Loans charged off	$—	$—	$—	$—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	—	(2,431)	(1,521)	(8,125)
Loans returned to accrual status	(949)	(620)	(2,277)	(1)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(949)	$(3,051)	$(3,798)	$(8,126)

Based on the Bank’s review as of September 30, 2023, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.38% as of September 30, 2023 from 0.34% as of December 31, 2022. Core Bank delinquent loans to total Core Bank loans remained unchanged at 0.14% as of September 30, 2023 from December 31, 2022. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2023 and December 31, 2022 were on nonaccrual status.

Table 26 — Delinquent Loan Composition*

	September 30, 2023		December 31, 2022
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner occupied	$4,584	0.41%	$4,834	0.53%
Nonowner occupied	231	0.07	—	—
Commercial real estate	23	0.00	604	0.04
Construction & land development	—	—	—	—
Commercial & industrial	1,372	0.29	177	0.04
Lease financing receivables	16	0.02	—	—
Aircraft	—	—	—	—
Home equity	367	0.13	175	0.07
Consumer:
Credit cards	28	0.17	55	0.36
Overdrafts	132	20.63	160	22.04
Automobile loans	4	0.12	11	0.16
Other consumer	49	0.86	44	7.03
Total Traditional Banking	6,806	0.15	6,060	0.16
Warehouse lines of credit	—	—	—	—
Total Core Banking	6,806	0.14	6,060	0.14

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	12,328	9.71	9,200	8.53
Total Republic Processing Group	12,328	9.68	9,200	3.58

Total delinquent loans	$19,134	0.38%	$15,260	0.34%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 27 — Roll-forward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Delinquent loans at the beginning of the period	$15,918	$11,451	$15,260	$13,465
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,076	2,531	5,668	3,767
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,087)	(3,466)	(4,833)	(6,803)
Principal balance paydowns of loans delinquent at both period ends	(61)	(20)	(52)	(24)
Net change in principal balance of other loans delinquent at both period ends*	2,288	1,394	3,091	1,485
Delinquent loans at the end of period	$19,134	$11,890	$19,134	$11,890
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 28 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022

Loans charged off	$—	$—	$(1)	$(1)
Refund Advances paid off or charged off	—	—	—	—
Loans transferred to OREO	—	—	—	—
Loan payoffs and paydowns	—	(2,620)	(1,629)	(6,186)
Loans paid current	(2,087)	(846)	(3,203)	(616)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,087)	$(3,466)	$(4,833)	$(6,803)

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

A loan modification (formerly a TDR prior to the adoption of ASU 2022-02) is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The majority of the Bank’s loan modifications involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required), reducing the loan’s interest rate, and/or extending the maturity date of the debt. Nonaccrual loans modified as loan modifications remain on nonaccrual status and continue to be reported as nonperforming loans. Accruing loans modified as loan modifications are evaluated for nonaccrual status based on a current evaluation of the borrower’s financial condition and ability and willingness to service the modified debt. With the adoption of ASU 2022-02 in 2023, all loan modifications will now be recognized as collateral-dependent. As of September 30, 2023 there were $1.9 million collateral-dependent loan modifications.

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

Deposits

Table 30 — Deposit Composition

(in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change

Core Bank:
Demand	$1,233,328	$1,336,082	$(102,754)	(8)%
Money market accounts	939,499	707,272	232,227	33
Savings	263,249	323,015	(59,766)	(19)
Reciprocal money market	206,347	28,635	177,712	621
Individual retirement accounts (1)	33,823	38,640	(4,817)	(12)
Time deposits, $250 and over (1)	94,521	54,855	39,666	72
Other certificates of deposit (1)	207,481	129,324	78,157	60
Reciprocal time deposits (1)	94,629	7,405	87,224	1,178
Wholesale brokered deposits (1)	805	—	805	—
Total Core Bank interest-bearing deposits	3,073,682	2,625,228	448,454	17
Total Core Bank noninterest-bearing deposits	1,269,643	1,464,493	(194,850)	(13)
Total Core Bank deposits	4,343,325	4,089,721	253,604	6

Republic Processing Group:
Money market accounts	16,921	3,849	13,072	340
Total RPG interest-bearing deposits	16,921	3,849	13,072	340

Brokered prepaid card deposits	326,505	328,655	(2,150)	(1)
Other noninterest-bearing deposits	106,831	115,620	(8,789)	(8)
Total RPG noninterest-bearing deposits	433,336	444,275	(10,939)	(2)
Total RPG deposits	450,257	448,124	2,133	0

Total deposits	$4,793,582	$4,537,845	$255,737	6%
(1)	Includes time deposits

Total deposits increased $256 million from December 31, 2022 to $4.8 billion as of September 30, 2023. Total Core Bank deposits increased by $250 million with the March 2023 CBank acquisition resulting in $182 million of this growth. Core Bank legacy deposits, which excludes the deposits assumed from the CBank acquisition, increased $68 million, or 2%, from December 31, 2022. Within the Core Bank’s legacy deposits, interest-bearing deposits increased $302 million and noninterest-bearing deposits decreased $234 million.

As it relates to the decrease of $234 million in Core Bank legacy noninterest-bearing deposits, Management believes two factors generally drove, and continue to drive, this overall decline. The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane. Second, Management believes that the substantial increase in market interest rates over the past year has caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash both inside and outside the Bank.

Related to the $302 million increase in Core Bank legacy interest-bearing deposits, much of this increase occurred during the second and third quarters of 2023 as Core Bank legacy interest-bearing deposits were down $61 million for the first quarter of 2023. The majority of this increase was in the Bank’s CDARs and ICS product types.

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

These balances grew $228 million for the first nine months of the year with $167 million of this growth occurring during the second and third quarters when the Bank offered significantly higher rates on these products in order to combat deposit run-off. In addition to the higher offering rates available through these two products, CDARs and ICS accounts are also attractive to clients because they offer clients the ability to receive full FDIC insurance for their deposit balances up to $50 million per client.

Management believes the higher offering rates it is paying for its interest-bearing deposits as of September 30, 2023 will continue to raise the Traditional Bank's overall cost of funds into the second half of 2023 and cause further contraction to its net interest margin on a linked-quarter basis. This strategy is subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

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

SSUARs decreased $136 million, or 63%, during the first nine months of 2023 to $81 million as of September 30, 2023. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

While the Bank has changed its pricing strategy with deposits in order to retain and attract funds, it has not generally changed its pricing strategy with SSUARs. As a result, its SSUAR balances have continued to decline during the first nine months of 2023. At this time, management is not contemplating a change in its pricing strategy for SSUARs, and as a result, a further decline in outstanding balances is possible. The Bank’s SSUAR pricing strategy, however, is subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $465 million as of September 30, 2023 compared to $95 million as of December 31, 2022. During the third quarter of 2023, the Bank extended the term of an additional $200 million in overnight borrowings into longer-term, fixed rate advances with a weighted average term of 4.33 years and a weighted average cost of 4.61%. With overnight borrowings costing approximately 5.40% during the quarter, the Bank extended these borrowings to mitigate the risk of rising interest rates to its balance sheet, while also taking advantage of the inverted yield curve by lowering its total borrowings costs. As of September 30, 2023, approximately $270 million of the Bank’s FHLB advances were fixed terms with a weighted average maturity of 4.5 years and a weighted-average cost of 4.33%. In addition, the Bank had remaining $195 million of overnight borrowings with a cost of 5.37% as of September 30, 2023.

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

Table 31 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	September 30, 2023	December 31, 2022

Cash and cash equivalents	$219,653	$313,689
Unencumbered debt securities	518,844	438,052
Total liquid assets	738,497	751,741

Available borrowing capacity with the FHLB	638,554	899,362
Available borrowing capacity through unsecured credit lines	125,000	125,000
Total available borrowing capacity	763,554	1,024,362

Total liquid assets and available borrowing capacity	$1,502,051	$1,776,103

The Company had a loan to deposit ratio (excluding wholesale brokered deposits) of 106% as of September 30, 2023 and 99% as of December 31, 2022. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As noted in the sections above titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings,” the Bank implemented a general strategy during 2022 and most of the first quarter of 2023 to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, however, the Bank did experience a decline in both personal and business deposit balances and SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. In response to this deposit outflow, during the third quarter of 2023 the Bank began marketing some deposit products, such as money market accounts and short-term certificates of deposit, with higher offering rates. This strategy appears to have generally reversed the outflow of deposits during late May and June of 2023. These higher offering rates also raised the Traditional Bank's overall cost of funds meaningfully during the third quarter of 2023 and caused contraction to its net interest margin on a linked-quarter basis. Management is unsure if these higher offering rates will continue to prevent future deposit outflows or if the Bank may be required to raise its offering rates more in order to prevent future deposit outflows. The Bank’s overall deposit and SSUAR pricing strategies are subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of September 30, 2023, the Bank had approximately $681 million in deposits from 133 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million. Total uninsured deposits for the Bank were $1.7 billion, or 36%, of total deposits as of September 30, 2023. The 20 largest non-sweep deposit relationships represented approximately $224 million, or 5%, of the Bank’s total deposit balances as of September 30, 2023. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of September 30, 2023 and December 31, 2022, these pledged investment securities had a fair value of $82 million and $218 million.

Capital

Total stockholders’ equity increased from $857 million as of December 31, 2022 to $893 million as of September 30, 2023. The increase in stockholders’ equity was primarily attributable to net income earned during 2023 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of October 1, 2023, RB&T could, without prior approval, declare dividends of approximately $126 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.29% as of September 30, 2023 and 13.82% as of December 31, 2022. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 32 — Capital Ratios (1)

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$953,455	16.24%	$941,865	17.92%
Republic Bank & Trust Company	920,004	15.68	904,592	17.23

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$884,368	15.06%	$877,735	16.70%
Republic Bank & Trust Company	848,512	14.47	840,462	16.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$884,368	15.06%	$877,735	16.70%
Republic Bank & Trust Company	848,512	14.47	840,462	16.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$884,368	14.05%	$877,735	14.81%
Republic Bank & Trust Company	848,512	13.42	840,462	14.09

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points lower than those presented in the table above as of September 30, 2023 and approximately 10 basis points lower than those presented in the table above as of December 31, 2022.

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

As of September 30, 2023, a dynamic simulation model was run for interest rate changes from “Down 200” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2023 and ending September 30, 2024 based on instantaneous movements in interest rates from Down 200 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 33 — Bank Interest Rate Sensitivity

	Change in Rates
	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2023	3.0%	1.8%	(0.6)%	(1.2)%	(1.6)%
% Change from base net interest income as of December 31, 2022	(2.8)%	(0.6)%	1.8%	3.7%	5.7%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2022 to September 30, 2023 occurred in all the scenarios.

In general, the period-to-period declines in the up-rate scenarios were tied to the following three main factors.

●	The Company’s average interest-earning cash balances further declined from December to September. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its immediately repricing interest-earning cash, decreased.

●	The Company increased its assumed deposit betas from December to September in anticipation of a more competitive deposit gathering and retention environment. These higher deposit betas resulted in higher projected costs for the Company’s interest-bearing deposits in a rising rate environment.

●	Lastly, net interest income is projected to decline in the up-rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of September 30, 2023 as compared to December 31, 2022.

Conversely in the down rate scenarios, the Company’s interest rate risk position notably improved. This improvement was generally tied to the following four factors.

●	The Company expects to achieve a notable increase above current levels for mortgage banking income as refinance activity is assumed to increase with a decline in interest rates.

●	Net interest income is expected to improve due to the assumed benefit for interest rate floors related to loans, which are projected to take effect with a substantial drop in interest rates.

●	Net interest income is projected to improve in the down rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of September 30, 2023 as compared to December 31, 2022.

●	Lastly, a significant portion of the Company’s interest-bearing deposits have repriced higher since December 31, 2022, bringing them more in-line with current market rates. As a result, the Company’s interest sensitivity model as of September 30, 2023 assumes the Company will reprice a significant amount of its deposits lower in the event of a decline in market interest rates. Conversely, as of December 31, 2022, a significant amount of the Company’s deposits was priced below then-current market rates, and as a result, the Company’s interest rate sensitivity model assumed the Company did not have the ability to reprice many of its deposits lower in the event of a decline in market rates.

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

On December 16, 2022, under the LIBOR Law, the FRS Board issued final regulations (the “LIBOR Regulations”) that included the selection of an FRS Board-selected benchmark replacement rate based on SOFR and incorporated an applicable tenor spread adjustment (“Selected Benchmark Rate”). The Selected Benchmark Rate replaced LIBOR in certain financial contracts after September 30, 2023. Substantially all of the Company’s financial instruments transitioned to the Selected Benchmark as of July 1, 2023.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022) and “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.”

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

Material Weakness Remediation Efforts

The Company has commenced the implementation of some remediation measures with respect to the material weaknesses as outlined in its Annual Report on Form 10-K for the year ended December 31, 2022. As part of its remediation efforts for its material weaknesses, Management has completed the following:

●	Enhanced its internal monthly financial reporting during the first quarter of 2023 to provide a more detailed yield analysis at the product level for the performance of each RCS product.

●	In July 2023, the Company hired and designated a new Chief Accounting Officer for the RPG operations. This new position reports up through the Chief Financial Officer of the Company and not to the business unit. This position has day-to-day responsibilities overseeing the financial reporting of the RPG segment.

●	In July 2023, the Company’s Board of Directors approved a new policy with enhanced reconciliation policies and procedures. This revised policy provides better guidance to reconciliation personnel for escalation requirements of reconciliation items as well as internal responsibilities for resolving reconciliation issues.

●	Consistent with the Company’s new policy approved by the Board in July 2023, the Company’s accounting and reconciliation team established a process of regular meetings, with enhanced documentation, to identify and appropriately escalate potential issues within the Company’s reconciliations. In addition, the Company’s accounting and reconciliation team continues to partner with an outside technology company to automate select reconciliation processes to facilitate the timely identification and escalation of reconciling items.

Moreover, the Company continues to evaluate and enhance its product implementation policies and procedures for new third-party products offered through RPG to ensure proper implementation and design, as well as adequate reviews and approvals from all required stakeholders within the Company.

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

Uninsured deposits historically have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 36% of its total deposits as of September 30, 2023, were uninsured as they were above the FDIC’s insurance limit. If a significant portion of these uninsured deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, RB&T may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2023 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	59,152	$44.57	59,152	334,187
August 1 - August 31	85,357	45.87	85,357	248,830
September 1 - September 30	62,323	44.14	62,323	186,507
Total	206,832	$44.98	206,832	186,507

The Company repurchased 206,832 shares of its Class A Common Stock during the third quarter of 2023. In addition, in connection with employee stock awards, there were no shares withheld upon exercise of stock options to satisfy the withholding taxes. On October 25, 2022, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 500,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2023, the Company had 186,507 shares which could be repurchased under its current share repurchase programs.

During the third quarter of 2023, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and nine months ended September 30, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the Three and nine months ended September 30, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2023 and 2022 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 3, 2023	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: November 3, 2023	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer