Form 10-K
period 2023-12-31
REPUBLIC BANCORP INC /KY/
filed 2024-03-14
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ⌧ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $362,785,740 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 29, 2024 was 17,252,179 and 2,150,669.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2024 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

ACH	Automated Clearing House	EFTA	Electronic Fund Transfers Act	OREO	Other Real Estate Owned
ACL	Allowance for Credit Losses	EITC	Earned Income Tax Credit	PATH Act	Protecting Americans from Tax Hikes Act of 2015
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	ERA	Early Season Refund Advance	Patriot Act	U.S. Patriot Act
ACLL	Allowance for Credit Losses on Loans	ESPP	Employee Stock Purchase Plan	PCD	Purchased Credit Deteriorated
ACLS	Allowance for Credit Losses on Securities	EVP	Executive Vice President	PCI	Purchased Credit Impaired
AFS	Available for Sale	FASB	Financial Accounting Standards Board	PD	Probability of Default
Allowance	Allowance for Credit Losses	FCA	Financial Conduct Authority	POS	Point of Sale
AML	Anti-Money Laundering	FCRA	Fair Credit Reporting Act	PPP	Paycheck Protection Program
AOCI	Accumulated Other Comprehensive Income	FDIA	Federal Deposit Insurance Act	Prime	The Wall Street Journal Prime Interest Rate
ARM	Adjustable Rate Mortgage	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Provision	Provision for Expected Credit Loss Expense
ASC	Accounting Standards Codification	FFTR	Federal Funds Target Rate	PSU	Performance Stock Unit
ASU	Accounting Standards Update	FHA	Federal Housing Administration	Purchase Agreement	May 13, 2021 Asset Purchase Agreement for the sale of substantially all of the Bank's TRS assets and operations to Green Dot
ATM	Automated Teller Machine	FHC	Financial Holding Company	RA	Refund Advance
ATR	Ability to Repay	FHLB	Federal Home Loan Bank	R&D	Research and Development
Basic EPS	Basic earnings per Class A Common Share	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RCS	Republic Credit Solutions
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association or Fannie Mae	Republic / Company	Republic Bancorp, Inc.
Board	Company’s Board of Directors	FOMC	Federal Open Market Committee	RESPA	Real Estate Settlement Procedures Act
BOLI	Bank Owned Life Insurance	FRA	Federal Reserve Act	ROA	Return on Average Assets
BPO	Brokered Price Opinion	FRB	Federal Reserve Bank	ROE	Return on Average Equity
BSA	Bank Secrecy Act	FTE	Full Time Equivalent	RPG	Republic Processing Group
C&D	Construction and Development	FTP	Funds Transfer Pricing	RPPS	Remote Payment and Presentment Service
C&I	Commercial and Industrial	GAAP	Generally Accepted Accounting Principles in the United States	RPS	Republic Payment Solutions
CARD Act	Credit Card Accountability Responsibility and Disclosure Act of 2009	GLBA	Gramm-Leach-Bliley Act	RT	Refund Transfer
CARES Act	Coronavirus Aid, Relief, and Economic Security Act	Green Dot	Green Dot Corporation	S&P	Standard and Poor's
CCAD	Commercial Credit Administration Department	HEAL	Home Equity Amortizing Loan	SAC	Special Asset Committee
CDI	Core Deposit Intangible	HELOC	Home Equity Line of Credit	Sale Transaction	Sale contemplated in the May 13, 2021 Purchase Agreement between the Bank and Green Dot
CECL	Current Expected Credit Losses	HMDA	Home Mortgage Disclosure Act	SBA	Small Business Administration
CEO	Chief Executive Officer	HTM	Held to Maturity	SEC	Securities and Exchange Commission
CFO	Chief Financial Officer	IRS	Internal Revenue Service	SERP	Supplemental Executive Retirement Plan
CFPB	Consumer Financial Protection Bureau	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Rate
CFTC	Commodity Futures Trading Commission	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
CMO	Collateralized Mortgage Obligation	LGD	Loss Given Default	SVP	Senior Vice President
CMT	Constant Maturity Treasury Index	LIBOR	London Interbank Offered Rate	TBA	To be Announced
Core Bank	The Traditional Banking, Warehouse Lending, and Mortgage Banking reportable segments	LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest	TDR	Troubled Debt Restructuring
COVID-19	Coronavirus Disease of 2019	LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest	Captive	Republic Insurance Services, Inc.
CRA	Community Reinvestment Act	LPO	Loan Production Office	TILA	Truth in Lending Act
CRE	Commercial Real Estate	LTV	Loan to Value	TPS	Trust Preferred Securities
DIF	Deposit Insurance Fund	MBS	Mortgage-Backed Securities	TRS	Tax Refund Solutions
Diluted EPS	Diluted earnings per Class A Common Share	MSRs	Mortgage Servicing Rights	TRUP	TPS Investment
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	NA	Not Applicable	USDA	U.S. Department of Agriculture
DTA	Deferred Tax Assets	NASDAQ	NASDAQ Global Select Market®	VA	U.S. Department of Veterans Affairs
DTL	Deferred Tax Liabilities	NM	Not Meaningful	Warehouse	Warehouse Lending
EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OCI	Other Comprehensive Income
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act	OFAC	Office of Foreign Assets Control

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

As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term the “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term the “Captive” refers to the Company’s dissolved insurance subsidiary: Republic Insurance Services, Inc.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s six reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;

●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

PART I

Item 1. Business.

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through six reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. During the fourth quarter of 2023, the Company dissolved its Captive, a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provided property and casualty insurance coverage to the Company and the Bank, as well as a group of unrelated third-party insurance captives.

As of December 31, 2023, Republic had 47 full-service banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 19
●	Central Kentucky — 6
●	Georgetown — 1
●	Lexington — 5
●	Northern Kentucky (Metropolitan Cincinnati) — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana (Metropolitan Louisville) — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 4
●	Metropolitan Nashville — 4

Republic’s headquarters are in Louisville, which is the largest city in Kentucky based on population.

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. As of December 31, 2023, Republic had total assets of $6.6 billion, total deposits of $5.1 billion, and total stockholders’ equity of $913 million. Based on total assets as of December 31, 2023, Republic ranked as the second largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

Website Access to Reports

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available free of charge through its website, www.republicbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference, unless that information is otherwise specifically referenced elsewhere in this report. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy, information statements, and other information regarding issuers that file electronically with the SEC.

General Business Overview

As of December 31, 2023, the Company was divided into six reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, RPS, and RCS. Management considers the first three segments (Traditional Banking, Warehouse, Mortgage Banking) to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments (TRS, RPS, and RCS) collectively constitute RPG operations.

(I)  Traditional Banking segment

As of December 31, 2023 and through the date of this filing, generally all Traditional Banking products and services were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through the Bank’s mortgage division, which consists of a Retail Channel and Consumer Direct Channel, as well as the Bank’s Private Banking division and banking center network, the Bank originates single-family, residential real estate loans, and HELOCs. Such loans are generally collateralized by owner-occupied, residential real estate properties. The collateral for these loans is predominately located in the Bank’s market footprint, except for a small percentage of loans originated through its Consumer Direct Channel, which are secured by owner-occupied collateral located outside of the Bank’s market footprint. During the second and third quarters of 2023, the Bank purchased a block of single-family, first-lien mortgage loans for investment through its Correspondent Lending Channel, with these loans secured by owner-occupied collateral generally located outside of the Bank’s market footprint, as well.

The Bank offers single-family, first-lien residential real estate ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a premium interest rate for its ARMs if the property is not owner-occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual or semi-annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to ten years, with demand dependent upon market conditions. While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on their first mortgage loans.

Depending on the term and amount of the ARM, loans collateralized by single-family, owner-occupied first-lien residential real estate may be originated with a LTV up to 90%. The Bank also offers a 100% LTV product for medical doctors within its primary markets. The Bank does not require the borrower to obtain private mortgage insurance for ARM loans. Except for its HEAL product with loan amounts under $250,000, the Bank requires mortgagee’s title insurance on single-family, first-lien residential real estate loans to protect the Bank against defects in its liens on the properties that collateralize the loans. The Bank normally requires title, fire, and extended casualty insurance to be obtained by the borrower and, when required by applicable regulations, flood insurance. The Bank maintains an errors and omissions insurance policy to protect the Bank against loss in the event a borrower fails to maintain proper fire and other hazard insurance policies.

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

Commercial Lending — The Bank conducts commercial lending activities primarily through Corporate Banking, Commercial Banking, CRE Banking, Business Banking, Private Banking, and Retail Banking Channels.

Commercial lending credit approvals and processing are prepared and underwritten through the Bank’s centralized Commercial Credit Administration Department (“CCAD”). Commercial clients are typically primarily located within the Bank’s market footprint or in an adjoining market.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a primary focus on C&I lending and CRE lending. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $35 million for large Corporate Banking. The credit size for the Bank’s CRE Division borrowers is typically $5 million and higher and exhibit higher credit quality.

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

Corporate Banking focuses on larger C&I opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $5 million to $35 million. Primary underwriting considerations are project cash flows (current and historical), financial capacity of sponsors, and collateral value financed. The majority of interest rates offered are based on a floating rate index like term-SOFR and U.S. Treasuries. Fixed-rate terms of up to 10 years are available to borrowers by utilizing standard Bank products or interest rate swaps. In many cases the Bank seeks full or limited guarantees, or in certain instances, non-recourse (of owners) loans will be issued, with such cases based upon the equity/capital position, cash flow projections, and stabilization of the borrowing entity.

The Bank’s CRE Division, which launched in 2022, focuses on large CRE projects, typically in amounts from $5 million to $25 million. Borrowers are generally single-asset entities, mostly nonowner-occupied CRE. Primary underwriting considerations are cash flow projections (current and historical), financial capacity of sponsors, and collateral value financed. Fixed rate financing and reciprocal interest rate swaps are used as well. Given the size of these credits, the Bank generally seeks established, well-known borrowers and projects with low credit risk.

Commercial Banking focuses on small and medium sized C&I and owner-occupied CRE opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are cash flow projections (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

The Bank’s CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of commercial use property.

The Business Banking group, reporting under Retail Banking in most markets, focuses on locally based small businesses in the Bank’s market footprint with primary annual revenues up to $10 million and borrowings between $350,000 and $1 million. The needs of these clients range from expansion or acquisition financing, equipment financing, owner-occupied real estate financing, and smaller operating lines of credit.

The Bank is an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. An experienced veteran lender oversees the Bank’s SBA Department. The Bank makes loans to borrowers generally up to $3 million under the SBA “7A Program,” as well as utilize the “504 Program” for owner-occupied CRE opportunities. The Bank’s lenders utilize programs of the SBA to reduce credit risk exposure.

Construction and Land Development Lending — The Bank originates business loans for the construction of both single-family, residential properties, and commercial properties (e.g., apartment complexes, shopping centers, office buildings). While not a focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

Single-family, residential-construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes that the builder has already pre-sold to a homebuyer.

Commercial-construction loans are made in the Bank’s market to established commercial builders/developers with solid financial records. Typically, these loans are made for investment properties and have tenants pre-committed for some or all of the space. Generally, commercial-construction loans are made for the duration of the construction period and slightly beyond and will either convert to permanent financing with the Bank or with another lender at or before maturity.

Construction-to-permanent loans are another type of construction-related financing that the Bank offers. These loans are made to borrowers who are going to build a property and retain it for ownership after construction completion. These loans are offered on both owner-occupied and nonowner-occupied CRE.

Consumer Lending — Traditional Banking consumer loans made by the Bank include secured and unsecured personal loans, as well as credit cards. The Bank predominately originates consumer credit cards as the main product within this lending. Credit cards are generally marketed to existing clients of the Bank and are not generally marketed to non-clients.

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans typically range between $100,000 and $4,000,000 in size and have terms up to 20 years. While the term of the actual loan is 20 years, the expected life of an aircraft loan is typically 4-6 years. The aircraft loan program is open to all fifty states.

The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

Marine Lending — Marine lending is a new initiative that the Bank began in 2023. These loans typically are made in the Bank’s current or contiguous markets. Loans usually range between $100,000 and $1,000,000 in size. Similar to aircraft lending, the credit characteristics for a marine borrower are higher than a typical consumer as they must demonstrate and exhibit a higher degree of credit worthiness for approval.

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

The Bank’s other Traditional Banking activities generally consist of the following:

Private Banking — The Bank provides financial products and services to high-net-worth individuals through its Private Banking division. The Bank’s Private Banking officers have extensive banking experience and are trained to meet the unique financial needs of this clientele.

Treasury Management Department — The Bank provides various deposit products designed for commercial business clients located throughout its market footprint. Lockbox processing, remote deposit capture, business on-line banking, account reconciliation, and ACH processing are additional services offered to commercial businesses through the Bank’s Treasury Management department. Treasury Management officers work closely with commercial and retail officers to support their clients’ cash management needs.

Correspondent Lending — During the second and third quarters of 2023, the Bank purchased a block of single family, first-lien mortgage loans for investment through its Correspondent Lending channel. The Bank had previously purchased Correspondent loans during 2014 and 2015. Correspondent Lending generally involves the Bank purchasing, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel will be amortized into interest income over the expected life of the loan utilizing the level-yield.  Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint.

Internet Banking — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com.

RBMAX — RBMAX is a separately branded, national branchless banking platform offered by the Bank. RBMAX focuses on technologically savvy clients that prefer to bank virtually as well as those that prefer to carry larger balances in high yield savings accounts.

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

(IV) Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year, however, during December 2022 TRS substantially increased its preseason lending activities by originating $98 million of ERAs in connection with the first quarter 2023 tax filing season. In December of 2023, TRS originated $103 million of ERAs in connection with the first quarter 2024 tax filing season. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s final federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2023 and 2022:

●	Offered only during the first two months of each year;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pay for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA credit product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERA credits. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but the Company considered an RA, related to the first quarter 2023 tax filing season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are charged-off by June 30th of that year, unless they are deemed to be uncollectible earlier than June 30th, at which time they are charged off. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

(V) Republic Payment Solutions segment

The RPS Division offers a range of payments-related products and services to consumers through third party service providers. The Bank offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS division offers prepaid and debit solutions primarily marketed to the consumer industry.

Prepaid solutions include the issuing of payroll and general purpose reloadable (“GPR”) cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products typically held in pooled accounts at the Bank with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit with GPR cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of demand deposit accounts, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

The Bank participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard RPPS. These capabilities are complementary to issuing within RPS, as well as, generally facilitating the movement of money for the TRS and RCS Divisions.

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

See additional discussion regarding the RPS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 24 “Segment Information”

(VI) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. The first of these two products, the LOC I, has been originated by RCS since 2014. RCS began offering the LOC II product in January 2021.

o	Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

o	Similar to its LOC I product, the Bank provides oversight and supervision to a third party for its LOC II product. In return, this third party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

The Bank sells 95% participation interests in the LOC II product. These participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

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

For the RCS line of credit and healthcare receivable products, the Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “RCS Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “RCS Program fees.”

See additional discussion regarding the RCS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 24 “Segment Information”

Employees and Human Capital Resources

As of December 31, 2023, Republic had 1,019 FTE employees. Altogether, Republic had 1,010 full-time and 18 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

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

Information about our Executive Officers

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance.” for information about the Company’s executive officers.

Competition

Traditional Banking

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking-related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws that permit multi-bank holding companies, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, other savings banks, credit unions, finance companies, mortgage companies, fintech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee, Ohio, and in other states where the Bank offers its products. The Bank also competes with insurance companies, consumer finance companies, investment banking firms, and mutual fund managers.

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

Republic Credit Solutions

The small-dollar consumer loan industry is highly competitive. Competitors for the Company’s small-dollar loan programs include, but are not limited to, billers who accept late payments for a fee, overdraft privilege programs of other banks and credit unions, payday lenders, and fintech companies.

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

Supervision and Regulation

The Company and the Bank are separate and distinct entities and are subject to extensive federal and state banking laws and regulations, which establish a comprehensive framework of activities in which the Company and the Bank may engage. These laws and regulations are primarily intended to provide protection to clients and depositors, not stockholders. The Company, as a public reporting company, is also subject to various federal securities laws and regulations. Because the Company’s Class A Common Stock is listed on NASDAQ, the Company is subject to NASDAQ’s rules for listed companies.

As an umbrella supervisor, the FRB requires that FHCs operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions. The FRB conducts periodic examinations to review the Company’s compliance with various legal and safety and soundness requirements, which directly impact the Bank.

The Bank is a Kentucky-chartered commercial banking and trust corporation that is not a member of the Federal Reserve System, and as such it is subject to supervision and regulation by the FDIC and the KDFI. The Bank operates physical locations in Florida, Indiana, Kentucky, Ohio, and Tennessee and originates and purchases loans on a national basis. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. The Bank is subject to the restrictions and requirements of, and potential enforcement actions, and examinations by the FDIC and KDFI. The Bank is a member of the FHLB system. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency. Regulation and supervision by each of these agencies is intended primarily for the protection of the Bank’s clients and the DIF and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under federal and state consumer protection laws applicable to the Bank’s lending, deposit, and other activities. An adverse ruling or finding against the Company or the Bank under these laws could have a material adverse effect on our results of operations.

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

Regulators have extensive discretion in connection with their supervisory and enforcement authority and examination policies, including, but not limited to, policies that can materially impact the classification of assets and the establishment of adequate loan loss reserves. Any change in regulatory requirements and policies, whether by the FRB, the FDIC, the KDFI, the CFPB, or state or federal legislation, could have a material adverse impact on Company operations.

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

The Dodd-Frank Act

The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of over-the-counter derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “EGRRCPA”) and its implementing regulations pulled back some of the more stringent requirements of the Dodd-Frank Act for community banks with total consolidated assets of less than $10 billion, such as the Bank. Due to exemptions in the Dodd-Frank Act, the EGRRCPA, and each act’s implementing regulations, the Company and Bank are not subject to several provisions of the Dodd-Frank Act, including but not limited to (1) the Durbin Amendment, which would otherwise limit the interchange fees the Bank can charge on debit card transactions, (2) the Volcker Rule, which would otherwise affect the Company’s ability to invest in or engage in certain trading activities, and (3) stricter regulatory capital requirements.

I.The Company

Source of Strength Doctrine — The Dodd-Frank Act codified the FRB’s longstanding “source of strength” doctrine, a policy that holding companies act as a source of strength to their insured depository institution subsidiaries by providing capital, liquidity, and other support in times of distress. FRB policies and regulations also prohibit bank holding companies from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank. Under the Dodd-Frank Act and in line with prior FRB policy, a BHC is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit resources for their support. Providing financial support of this nature could restrict the Company’s ability to pay dividends, and may be required at times when the Company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the BHC. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Acquisitions and Strategic Planning — The Company generally is required to obtain the prior approval of the FRB under the BHCA before it may, among other things, merge or consolidate with another BHC, acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of any class of the voting shares of such bank. In addition, the Bank must obtain regulatory approval before completing certain transactions, such as adding new banking offices and mergers with, or acquisitions of, other financial institutions. This may affect the Company’s or the Bank’s acquisition, or timely acquisition, of interests in other banks, other merger and acquisition activity and banking office expansion.

The Change in Bank Control Act generally requires the approval of the appropriate federal banking regulatory agency before any person can acquire control of a bank or BHC. An acquisition of control occurs if, immediately after a transaction, the acquiring person directly or indirectly owns, controls, or holds with the power to vote 25% or more of the outstanding shares of any class of voting securities of the bank or BHC. Additionally, control is refutably presumed to exist if, immediately after a transaction, the acquiring person owns, controls, or holds with the power to vote 10% or more of any class of voting securities of an institution and (i) the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — The Company is an FHC. A BHC may elect to become an FHC if it and each of its banking subsidiaries is well capitalized, is well managed and has at least a “Satisfactory” rating under the CRA. As an FHC, the Company is permitted to engage directly or indirectly in a broader range of activities than those permitted for a BHC under the BHCA. Permitted activities for an FHC include securities underwriting and dealing, insurance underwriting and brokerage, merchant banking, and other activities that are declared by the FRB, in cooperation with the Treasury Department, to be “financial in nature or incidental thereto” or are declared by the FRB unilaterally to be “complementary” to financial activities. Permitted activities also include those determined to be “closely related to banking” activities by the FRB under the BHCA and permissible for any BHC. An FHC is allowed to conduct permissible new financial activities or acquire permissible non-bank financial companies with after-the-fact notice to the FRB.

To maintain FHC status, the Company and the Bank must continue to meet the well capitalized and well managed requirements and maintain at least a “Satisfactory” rating under the CRA. The failure to meet such requirements could result in material restrictions on the activities of the Company and may also adversely affect the Company’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as the loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

II.The Bank

The Kentucky and federal banking statutes prescribe the permissible activities in which a Kentucky-chartered bank may engage and where those activities may be conducted. Kentucky’s statutes contain a super parity provision that permits a well-rated Kentucky bank to engage in any banking activity in which a national bank in Kentucky, a state bank, state thrift, or state savings association operating in any other state, a federal savings bank, or a federal thrift meeting the qualified thrift lender test engages, provided it first obtains a legal opinion from counsel specifying the statutory or regulatory provisions that permit the activity.

Safety and Soundness — The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation and benefits. These guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC insured institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by these guidelines, the FDIC may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination.

Branching — Kentucky law generally permits a Kentucky chartered bank to establish a branch office in any county in Kentucky. A Kentucky bank may also, subject to regulatory approval and certain restrictions, establish a branch office outside of Kentucky. Well-capitalized Kentucky state-chartered banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management regulatory exam ratings, may establish a branch in Kentucky without the approval of the Commissioner of the KDFI, upon notice to the KDFI and any other state bank with its main office located in the county where the new branch will be located. Branching by banks not meeting these criteria requires the approval of the Commissioner of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is a reasonable probability of the successful operation of the branch. In any case, the proposed branch must also be approved by the FDIC, which considers a number of factors, including financial condition, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers. As a result of several legislative acts including the Dodd-Frank Act, the Bank, along with any other national or state-chartered bank, generally may branch across state lines. Such unlimited branching authority has the potential to increase competition within the markets in which the Company and the Bank operate.

Restrictions on Affiliate Transactions and Loans to Insiders — Transactions between the Bank or its subsidiaries and affiliates (including the Company), and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g), and 22(h) of the Federal Reserve Act (“FRA”). In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the bank or its subsidiaries, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank or its subsidiaries may engage in with each individual affiliate and with all affiliates in the aggregate. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors, and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

The FRB promulgated Regulation W to implement Sections 23A and 23B of the FRA. This regulation contains many of the foregoing restrictions and addresses derivative transactions, overdraft facilities, and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Bank regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by the Bank provide substantially all of the Company’s operating funds. Regulatory requirements limit the amount of dividends that may be paid by the Bank. Under applicable federal regulations, the Bank generally cannot pay a dividend if the Bank is not adequately capitalized or if, after paying the dividend, the Bank would be undercapitalized. Under applicable federal capital adequacy guidelines, banks are also subject to dividend limitations and restrictions if they fail to maintain an appropriate capital conservation buffer.

Under Kentucky law and applicable federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in applicable regulations, as a condition of having FDIC deposit insurance.

FDIC Deposit Insurance Assessments — All Bank deposits are insured to the maximum extent permitted by the DIF. Insured Bank deposits are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF.

The FDIC assesses all banks quarterly. A bank’s assessment base and assessment rates are determined quarterly and are risk-based. For small banks (such as the Bank) post-Dodd-Frank Act, individual assessment rates are individually assigned based on the FDIC’s financial ratios method that estimates the probability of a bank’s failure over three years using financial data and a weighted average of the bank’s CAMELS component ratings, subject to adjustment. CAMELS composite ratings are used to set minimum and maximum assessment rates. The assessment base, post-Dodd-Frank Act, is the average consolidated total assets minus average tangible equity. Management cannot predict what insurance assessment rates will be in the future.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by an agreement with the FDIC. It may also suspend deposit insurance temporarily if an institution has no tangible capital. If insurance is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s FDIC deposit insurance.

Anti-Money Laundering and Related Laws — The Company and the Bank are subject to federal laws that are designed to counter money laundering and terrorist financing and transactions with persons, companies, or foreign governments sanctioned by the United States. These laws include the BSA, the Money Laundering Control Act, the Anti-Money Laundering Act of 2020, the Corporate Transparency Act, and the Patriot Act, as administered by the United States Treasury Department’s Financial Crimes Enforcement Network. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of certain transactions in currency, and conduct enhanced due diligence on certain accounts. The United States Treasury Department’s Office of Foreign Assets Control prohibits persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these anti-money laundering and anti-terrorist financing obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Additionally, federal banking regulatory agencies evaluate the effectiveness of an applicant in combating money laundering when, determining whether to approve, among other things, a proposed bank merger, acquisition, restructuring, or other expansionary activity.

Consumer Laws and Regulations — The Bank is subject to a number of federal and state consumer protection laws, including, but not limited to, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Military Lending Act, the Real Estate Settlement Procedures Act, the Servicemembers Civil Relief Act, the Telephone Consumer Protection Act, and these laws’ respective state-law counterparts, among many others. As discussed in more detail below, the Bank must also comply with fair lending and privacy laws. Banks as well as nonbank consumer financial services providers are subject to any rule, regulation, or guideline created by the CFPB. The CFPB is an independent “watchdog” within the Federal Reserve System that regulates any person or service provider who offers or provides personal, family, or household financial products or services by overseeing the application and implementation of federal “consumer financial laws.”

The CFPB is authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are unfair, deceptive, or abusive in connection with any consumer financial product or service transaction. The CFPB has engaged in rulemaking and taken enforcement actions that directly impact the business operations of financial institutions offering consumer financial products or services, including the Bank and its divisions. The FDIC also regulates unfair and deceptive or abusive acts or practices under Section 5 of the Federal Trade Commission Act.

Such laws and regulations and the other consumer protection laws and regulations to which the Bank has been subject have historically mandated certain disclosure requirements and regulated the manner in which financial institutions must deal with clients when taking deposits from, making loans to, or engaging in other types of transactions with such clients. The continued effect of the CFPB on the development and promulgation of consumer protection rules and guidelines and the enforcement of federal “consumer financial laws” on the Bank, if any, cannot be determined with certainty at this time.

Community Reinvestment Act and Fair Lending Laws — Banks have a responsibility under the CRA and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in federal regulatory agencies or the Department of Justice taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received an “Outstanding” CRA Performance Evaluation in March 2023, the most recent evaluation for which it has received final ratings. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

Privacy and Data Security — The FRB, FDIC, other bank regulatory agencies, and states have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that could materially affect the Company’s results of operations. Additionally, in November 2021, the FRB, FDIC, and Office of the Comptroller of the Currency issued a joint final rule establishing computer-security incident notification requirements for banking organizations and their bank service providers. Effective April 2022, with full compliance no later than May 2022, banking organizations are required to satisfy specified consumer notice requirements if certain computer-security incidents occur, including incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the organization’s (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations the failure or discontinuance of which would pose a threat to the financial stability of the United States.

In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cyber-security through guidance, examinations, and regulations. The Company’s Board has approved and adopted a written information security program.

The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the financial institution’s policies and procedures. In addition to the GLBA, the Company and the Bank are also subject to applicable state privacy laws.

Prohibitions Against Tying Arrangements — The Bank is subject to prohibitions on certain tying arrangements. A depository institution generally is prohibited, subject to certain exceptions, from extending credit or offering any other service, or fixing or varying the consideration for an extension of credit or service, on the condition that the client obtain some additional product or service from the institution or its affiliates or not obtain products or services of a competitor of the institution.

Depositor Preference — The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors (including depositors whose deposits are payable only outside of the U.S.), and the parent BHC, with respect to any extensions of credit they have made to such insured depository institution.

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

As of December 31, 2023 and 2022, the Company’s capital ratios* were as follows:

	2023		2022
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$968,844	16.10%	$941,865	17.92%
Republic Bank & Trust Company	931,923	15.50	904,592	17.23

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$893,658	14.85%	$877,735	16.70%
Republic Bank & Trust Company	856,744	14.25	840,462	16.01

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$893,658	14.85%	$877,735	16.70%
Republic Bank & Trust Company	856,744	14.25	840,462	16.01

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$893,658	13.89%	$877,735	14.81%
Republic Bank & Trust Company	856,744	13.25	840,462	14.09

*  The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for 2020 and 2021, then phased in over the next three years of 2022 through 2024. If not for this election, the Company’s and Bank’s regulatory capital ratios would have been approximately 6 basis points and 10 basis points lower than those presented in the table above as of December 31, 2023 and 2022.

The EGRRCPA provided for the simplification of the regulatory capital rules for certain financial institutions and their holding companies with total consolidated assets of less than $10 billion. The EGRRCPA required the federal banking agencies to develop a community bank leverage ratio (“CBLR”) for qualifying banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The EGRRCPA mandated a minimum CBLR of not less than 8% and not more than 10%. In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework and setting the CBLR at 9%. Under the final rule, the CBLR is calculated, generally, as Tier 1 capital divided by average total consolidated assets (minus amounts deducted from Tier 1 capital). Under this final rule, which was effective January 1, 2020, a qualifying community banking organization that has opted to use the CBLR framework is considered to have met the generally applicable risk-based and leverage capital requirements, the capital ratio requirements to be considered “well capitalized” under the prompt corrective action framework, and any other capital or leverage requirements to which the qualifying community banking organization is subject, if it maintains a CBLR greater than 9%. A qualifying community banking organization is a non-advanced approaches banking organization that has a leverage ratio of greater than 9%, total consolidated assets of less than $10 billion, total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and total trading assets and trading liabilities of 5% or less of total consolidated assets. While we believe we qualify as a qualifying community banking organization, we have not opted into the CBLR framework.

Corrective Measures for Capital Deficiencies — Banking regulators are required to take “prompt corrective action” with respect to capital deficient institutions. Applicable regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A bank is undercapitalized if it fails to meet any one of the ratios required to be adequately capitalized.

Undercapitalized, significantly undercapitalized, and critically undercapitalized institutions are required to submit a capital restoration plan, which must be guaranteed by the institution’s holding company. In addition, applicable regulations contain broad restrictions on certain activities of undercapitalized institutions, including asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment. A bank’s capital classification will also affect its ability to accept brokered deposits. Under applicable regulations, a bank may not lawfully accept, roll over, or renew brokered deposits unless it is either well capitalized or it is adequately capitalized and receives a waiver from its applicable regulator.

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

In addition, an FHC may face significant consequences if its bank subsidiary fails to maintain the required capital and management ratings, including the imposition of an agreement with the FRB that imposes limitations on its operations and may require divestitures. Until such deficiencies are corrected, the FRB generally may impose any limitations or conditions on the conduct or activities of the FHC and its affiliates that the FRB determines are appropriate, and the FHC may not commence any additional activity or acquire control of any company under Section 4(k) of the BHCA without prior FRB approval. Unless the period for compliance is extended by the FRB, if an FHC fails to correct deficiencies in maintaining its qualification for FHC status within 180 days of notice of such deficiencies from the FRB, the FRB may order divestiture of any depository institution controlled by the company. A company may comply with a divestiture order by ceasing to engage in any financial or other activity that would not be permissible for a BHC that has not elected to be treated as an FHC. The Company is currently classified as an FHC.

Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, standards for asset quality, earnings, and stock valuation, and other operational and managerial standards the agency determines to be appropriate. An institution that fails to meet these standards must develop a plan acceptable to the applicable agency specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Incentive and Executive Compensation

In 2010, the federal banking regulatory agencies published final interagency guidance for structuring incentive compensation arrangements at banking organizations. The guidance does not set forth any formulas or pay caps but contains certain principles that organizations are required to follow with respect to employees and groups of employees that may expose the organizations to material amounts of risk. The three primary principles on which this guidance was based are (i) balancing risk and financial results so as to not encourage imprudent risk-taking, (ii) compatibility with effective controls and risk management, and (iii) strong corporate governance. The FRB and the FDIC monitor compliance with this guidance as part of safety and soundness oversight. The Company has adopted a Responsible Compensation and Sales Practices Program to comply with the interagency guidance on incentive and executive compensation.

Governmental Policies

The Bank’s earnings are significantly affected by the difference between the interest earned by the Bank on its loans and investments and the interest paid by the Bank on its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank are influenced by general economic conditions, fiscal policies of the federal government, and the policies of regulatory agencies, particularly the FRB, which establishes national monetary policy. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

Commercial banks such as the Bank are affected by the credit policies of various regulatory authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the FRB to implement its objectives are open market operations in U.S. Government securities, changes in reserve requirements for bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on deposits. The FRB uses these instruments in varying combinations to influence the overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments, or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the FRB, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. Government securities and changes in the discount rate on bank borrowings, the FRB influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels, or loan demand or with respect to the impact of such changes on the business, results of operations, or earnings of the Company or the Bank.

Future Regulatory and Legislative Initiatives

Future changes in the laws and regulations affecting the Company’s or the Bank’s operations are not predictable and could affect the Company’s and the Bank’s operations and profitability. The U.S. Congress and state legislative bodies continually consider proposals for altering the structure, regulation, and competitive relationships of financial institutions. It cannot be predicted whether, or in what form, any of these potential proposals or other regulatory initiatives will be adopted, the impact any such proposals or initiatives would have on the financial institutions industry or the extent to which the business or financial condition and operations of the Company and its subsidiaries may be affected by any such proposals or initiatives.

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

Risks Related to Republic’s Business and Industry

ECONOMIC, INTEREST RATE, AND LIQUIDITY RISKS

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

Fluctuations in interest rates could reduce profitability. The Bank’s asset/liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on results of operations and financial condition. The Bank’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Bank expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Bank’s balance sheet position, earnings may be negatively affected.

A continued or further inversion of the interest rate yield curve may reduce profitability. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could reduce the Bank’s net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s interest-bearing liabilities tend to be shorter in duration than its interest-earning assets, when the yield curve flattens or even inverts, the Bank’s net interest margin generally decreases as its cost of funds rises higher and at a faster pace than the yield on its interest-earning assets. An additional rise in the Bank’s cost of interest-bearing liabilities without a corresponding increase in the yield on its interest-earning assets, would have an adverse effect on the Bank’s net interest margin and overall results of operations.

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits (with approximately 6% of deposits concentrated with the Bank’s top 20 depositors), brokered deposits, and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited, or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market-leading interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates would have an adverse impact on the Company’s net interest income and overall results of operations.

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

Recent negative developments in the banking industry could adversely affect Republic’s current and future business operations and its financial condition and results of operations. Recent bank failures and their related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, bank holding companies for regional and community banks. These developments have negatively impacted customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on net interest margin. If Republic were required to sell a portion of its securities portfolio to address liquidity needs, it may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect its earnings.

The proportion of Republic’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk and earnings risks in times of financial distress. A significant factor in the two bank failures that occurred during the first quarter of 2023 appears to have been the proportion of the deposits held by each institution that exceeded FDIC insurance limits. In these two failures, the estimated percentage of uninsured deposits to total deposits, as previously disclosed, were at, or approaching, 90%. In response to these failures, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).

Uninsured deposits historically have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 35% of its total deposits as of December 31, 2023, were uninsured as they were above the FDIC’s insurance limit. If a significant portion of these uninsured deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, Republic may be unable to obtain funding at favorable terms, which may have an adverse effect on its net interest margin. Moreover, obtaining adequate funding to meet Republic’s deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. The Bank’s ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates.

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, declining mortgage demand, and a continuing rising interest rate environment. With the continued elevated inflation levels during 2023, the FOMC continued a more aggressive and hawkish approach to its monetary policies during the year and has signaled these policies could continue into the future until inflation decreases to, and remains at, acceptable levels. Included in its actions since early 2022 have been raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program to reduce the size of its balance sheet by selling certain types of bonds in the market.

The FOMC’s continuance of these actions caused market interest rates for U.S. Treasury bonds and mortgages to remain elevated during 2023. With the elevated mortgage rates during 2023, mortgage refinance activity remained low, and Warehouse usage continued to decline throughout the year. Further monetary tightening by the FOMC in 2024 will likely further decrease mortgage demand and Warehouse line usage. In addition, a decrease in usage across the Warehouse industry could also cause competitive pricing pressure on the Bank to lower its pricing to its Warehouse clients in order to maintain higher volumes. The Bank could likely experience decreased earnings on its Warehouse lines of credit during 2024 due to the expected elevated interest rate environment combined with strong industry competition and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

The Company may lose Warehouse clients due to mergers and acquisitions in the industry. The Bank’s Warehouse clients are primarily mortgage companies across the United States. Mergers and acquisitions affecting such clients may lead to an end to the client relationship with the Bank. The loss of a significant number of clients, or large significant clients, may materially impact the Company’s results of operations.

Mortgage Banking revenue will likely continue to decline due to low mortgage demand resulting from an elevated interest rate environment, which will also lead to more intense industry competition for a shrinking mortgage market. Mortgage Banking is a significant operating segment of the Company. With the elevated level of inflation during 2023, the FOMC continued its more aggressive and hawkish approach to its monetary policies. Included in its actions since early 2022 have been raising the FFTR multiple times, ending its quantitative easing program of buying certain types of bonds in the open market, and implementing a quantitative tightening program by reducing the size of its balance sheet and selling certain types of bonds in the market.

The FOMC’s continuance of these actions caused market interest rates for treasury bonds and mortgages to remain elevated during 2023. With the higher mortgage rates, mortgage refinance activity remained low during 2023, and as a result, mortgage origination volume remained low. Continued or additional monetary tightening by the FOMC in 2024 will likely further decrease mortgage demand. In addition, a decrease in mortgage demand across the mortgage industry could also cause competitive pricing pressure on the Bank to lower its mortgage pricing to maintain its volumes for a shrinking market, further causing its cash gains-as-a-percentage-of-loans-sold to decline. These factors could further materially and negatively impact the Company’s results of operations.

CREDIT RISKS

RAs represent a significant credit risk, and if the Bank is unable to collect a significant portion of its RAs, it would materially, negatively impact the Company’s financial condition and results of operations. There is credit risk associated with an RA because the funds are disbursed to the taxpayer customer prior to the Bank receiving the taxpayer customer’s refund as claimed on the return. Management annually reviews and revises the RAs underwriting criteria. These changes in the RAs underwriting criteria do not ensure positive results and could have an overall material negative impact on the performance of the RA and therefore on the Company’s financial condition and results of operations.

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

In addition, the federal government, specifically as a result of the PATH Act, mandates that tax refunds for tax returns with certain characteristics cannot receive their corresponding refunds before February 15th each year. Substantially all the tax returns driving TRS’s product volume meet the criteria of those subject to this later funding under the PATH Act. These funding delays effectively restrict the Bank’s ability to make in-season modifications to its RA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all RAs are issued prior to February 15th. As a result, the underwriting criteria that TRS establishes for the RA product at the beginning of the tax season could have a material negative impact on the performance of the RA before mitigating revisions can be made.

ERAs represent a significant credit risk, and if RB&T is unable to collect a significant portion of its ERAs, it would materially, negatively impact earnings and results of operations. In addition to all the risks associated with its other RA products, ERAs carry additional credit risks. ERAs are substantially all originated during December prior to the upcoming first quarter tax season with the expectation the taxpayer client will return to the Bank’s Tax Provider during the first quarter tax filing season to file the taxpayer’s tax return, allowing the Bank to potentially receive the taxpayer’s tax refund from the federal government to repay the ERA with the Bank. In addition, TRS originates ERAs without the taxpayer client's final fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s actual federal tax return. As with other RAs, the Bank has no recourse to the borrower if the ERA is not repaid by the taxpayer client’s tax refund. If the taxpayer client fails to return to the Bank’s Tax Provider or if the taxpayer client’s final tax return is substantially different than the early season estimate used to make the ERA, ERA losses could be substantially higher than estimated, which could cause a material adverse impact to TRS’s earnings and the overall results of operations of the Company.

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

Consumer installment loans originated for sale through the RCS segment represent a higher risk of loss on sale. RCS originates its installment loan product for sale and sells this product at a loss if the originated loan defaults on its first payment to RCS, which is generally 16 days following the loan’s origination date. A material increase in first payment defaults for RCS installment loans would result in a material increase in these loans being sold at a loss. Such an increase could have a material adverse impact on the program, and if such losses persisted for an extended period, it could lead to the discontinuation of the underlying product.

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

The Warehouse Lending business is subject to numerous risks that may have a material adverse impact on the Bank’s financial statements and results of operations. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, including but not limited to bankruptcy, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third-party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse line of credit, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

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

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s operating results and financial condition. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with the collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work-out” arrangements cannot be reached or performed, the Bank may charge-off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s operating results and financial condition.

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

The Bank uses appraisals as part of the decision process to make a loan for, or secured by, real property. In addition, appraisals are used to value a loan if it becomes “collateral dependent” as a problem credit. Appraisals do not ensure the value of the real property collateral. As part of the new loan process or in valuing a collateral dependent problem credit, the Bank generally requires an independent third-party appraisal of the real property. An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made. An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral securing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Approximately 34% of the Bank’s portfolio is secured by residential real estate and 34% is secured by commercial real estate properties. Both of these loan types are heavily dependent upon third-party appraisals in the decision process. Additional charge-offs in either of these portfolios as a result of inaccurate appraisals could adversely affect the Bank’s operating results and financial condition.

The Bank is exposed to risk of environmental liabilities with respect to properties to which it takes title. In the course of its business, the Bank may own or foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. The Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Bank is the owner or former owner of a contaminated site, the Bank may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect the Bank.

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. As of December 31, 2023, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

OPERATIONAL AND STRATEGIC RISKS

RPG products represent a significant operational risk, and RPG relies heavily on the accuracy and timeliness of data received from the Bank’s third-party marketers and service providers. To conduct its RPG businesses, the Bank must implement and test new systems, train associates for new products and changes to existing products, and process information and data received from third-party marketers and service providers. Due to the high volume of transaction activity across all the RPG product lines, the Bank relies heavily on the communications and information systems of the Bank as well as the communications and information systems of its third-party providers to operate these products. Any failure, sustained interruption, or breach in security, including the cybersecurity, of these systems could result in failures or disruptions in client relationship management and other systems. If the Bank were unable to properly service this business as a result of inaccurate or untimely data from its third-party marketers and service providers, it could materially impact earnings.

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

In addition, the agreement between the Bank and the consumer for many of its line of credit products do not allow RCS to stop originating new customer draws on that product if RCS chooses to exit the product line. For these products, if the Bank were unable to sell these balances for any reason, RCS would retain 100% of the balances it originates on those products. In those circumstances, the credit risk for the Bank would increase substantially as it would then be responsible for 100% of any charge-offs for these loans, as opposed to 5% or 10% of the charge-offs when it is able to sell participating balances to a third-party purchaser. While the Bank would also be retaining 100% of the revenue from these balances as well, there is no guarantee the additional revenue would offset the charge-offs in the event of an economic downturn. Such an increase in charge-offs could have a material adverse impact on the results of operations of the RCS segment and the Company, as a whole.

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

Any discontinuation of, or significant reduction or material change in, the operation of Freddie Mac or Fannie Mae or any significant adverse change in the level of activity in the secondary mortgage market or the underwriting criteria of Freddie Mac or Fannie Mae would likely prevent the Bank from originating and selling most, if not all, of its mortgage loan originations, which would materially and adversely affect its business, financial position, results of operations, and cash flows.

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

Prepayment of loans may negatively impact the Bank’s results of operations and financial condition. The Bank’s clients may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Bank clients’ discretion. If clients prepay the principal amount of their loans, and the Bank is unable to lend those funds to other clients or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income would have a negative impact on the Bank’s results of operations and financial condition.

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

The Company is dependent upon retaining and recruiting key qualified personnel and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects. The Company is materially dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry, and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its key personnel would have an adverse effect on operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management as well as sales and marketing personnel. The failure to attract or retain, including as a result of an untimely death or illness, key personnel, or to find suitable replacements for them, could have a negative effect on our operating results. Competition for such personnel is intense, and management cannot be sure that the Bank will be successful in attracting or retaining such personnel.

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

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cybersecurity threats. The Company is exposed to the risk of cyber-attacks in the normal course of business and incurs substantial cybersecurity protection costs. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out directly against the Company, or against the Company’s clients or service providers/vendors by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company, to its knowledge, has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank, the Bank’s clients, or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cybersecurity protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

The Company’s information systems may experience an interruption that could adversely impact the Company’s financial condition and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in client relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure or interruption of information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures or interruptions of the Company’s information systems could damage the Company’s reputation, result in a loss of client business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Bank may experience goodwill impairment, which could reduce its earnings. Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital.

The Bank performed its annual goodwill impairment test during the fourth quarter of 2023 as of September 30, 2023. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which could materially, adversely affect its results of operations.

REGULATORY AND LEGAL RISKS

The Bank’s RPG products represent a significant legal, compliance, and regulatory risk, and if the Bank fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products and consumer deposit. Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose the Bank to civil money penalties and litigation risk, including shareholder actions. Various states and consumer groups have, from time to time, questioned the fairness of the products offered by RPG. Initiatives at the federal and state level, including by governmental agencies and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s RPG operations. If the Company can no longer offer or must substantially alter its RPG products, it will have a material negative impact on earnings.

Use of third parties creates a third-party management risk. If RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for these products or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. The Bank, including RPG, and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by the Bank’s third-party service providers or failure of the Bank to properly monitor the compliance of its third-party service providers with laws and regulations could result in fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could also include the discontinuance of any or all third-party program manager products and services.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program, it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to opt into the Bank’s overdraft program and overdraft their checking accounts up to a limit that is calculated and assigned each day for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and have recurring deposit activity. During the first 30 days after an account is opened, a client may participate in the Overdraft Honor program with a small, fixed limit amount depending upon the account type. After the initial 30-day period a daily overdraft limit is calculated based upon deposits and other activity in the account. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days before it must be closed and charged off.

Loans originated through the Bank’s Consumer Direct and Correspondent Lending channels subject the Bank to regulatory and legal risks that the Bank does not have through its historical origination and servicing channels. Loans serviced outside the Bank’s traditional footprint also subject the Bank to various state-level servicing laws and regulations that are different than those within the Bank’s traditional footprint and may impact the Bank’s ability to collect a deficiency and timely foreclose on a loan. Failure by the Bank to properly comply with these various state-level laws and regulations could subject the Bank to fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could also include the discontinuance of the Consumer Direct Channel or Corresponding Lending operations. Failure to appropriately manage these additional risks could lead to regulatory and compliance risks, as well as create burdens that reduce profitability or cause operating losses from these origination channels.

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

The Company and the Bank are heavily regulated at both the federal and state levels and are subject to various routine and non-routine examinations by federal and state regulators. This regulatory oversight is primarily intended to protect depositors, the DIF, and the banking system, not the shareholders of the Company. Changes in policies, regulations and statutes, or the interpretation thereof, could significantly impact the product offerings of Republic causing the Company to terminate or modify its product offerings in a manner that could materially adversely affect the earnings of the Company.

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

Federal and state laws and regulations govern numerous matters relating to the offering of banking products. Failure to comply with disclosure requirements or with laws, including those relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose the Bank to civil money penalties and litigation risk, including shareholder actions. Initiatives of the current President and the current Congress, along with actions of the states, governmental agencies, and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s operations.

Republic may experience additional increases in FDIC insurance assessments. The DIF has recently incurred losses with the resolution of bank failures during the first quarter of 2023. As a result, the FDIC imposed a special assessment in November 2023, which is to become effective in April 2024. It is possible that Republic’s regular deposit insurance assessment rates will further increase should the FDIC alter its assessment rate schedule or calculation methodology for financial institutions as a result of these recent bank failures. Although Republic cannot predict the specific timing and terms of any special assessment or any other increase in its deposit insurance assessment rates, any increase in Republic’s assessment fees could have a materially adverse effect on its results of operations and financial condition.

Legislative and regulatory actions taken now or in the future may increase Republic’s costs and impact its business, governance structure, financial condition, or results of operations. Enacted financial reform legislation has changed and will continue to change the bank regulatory framework. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect Company operations by restricting business activities, including the Company’s ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase the Company’s costs of doing business and may have a significant adverse effect on the Company’s lending activities, financial performance, and operating flexibility. In addition, these risks could affect the performance and value of the Company’s loan and investment securities portfolios, which also would negatively affect financial performance.

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose Republic to additional costs, including increased compliance costs. These changes also may require Republic to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on its business, financial condition, and results of operations.

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

As described in Part II, Item 9A, Controls and Procedures, included in the Form 10-K for the year ended on December 31, 2022, the Company disclosed material weaknesses in the Company’s internal control over financial reporting as of December 31, 2022 related to (i) the initial implementation of new products offered through third parties within RPG, (ii) the maintenance of effective controls over the information and communication as it relates to the reconciliation function, and (iii) the design and maintenance of effective controls over the financial analysis of RCS products’ yields.

Throughout the 2023 calendar year, the Company implemented remediation measures with respect to all three of these material weaknesses. During the fourth quarter of 2023, management concluded that Material Weakness (ii) and Material Weakness (iii) noted above were remediated. With respect to Material Weakness (i), no new material third-party products were offered through RPG during 2023 and as such, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 as set forth in Item 9A. A material weakness, however, cannot be considered fully remediated until the enhanced controls related to that material weakness are fully implemented and operate for a sufficient period and management has concluded that these controls are operating effectively. As such, Material Weakness (i) will not be considered remediated until the Company’s enhanced controls and procedures can be tested in the future through the implementation of a new material third-party product at RPG.

The Company’s remediation efforts to address Material Weakness (i) are ongoing, and management cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective in the future with respect to material new third-party products offered through RPG.

The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the reports of financial condition and results of operations. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the fair value of certain financial instruments, particularly securities, and goodwill and purchase accounting. While the Company has identified those accounting policies that we consider critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on our financial condition and results of operations.

The Company may be subject to examinations by taxing authorities that could adversely affect the Company’s financial condition and results of operations. In the normal course of business, the Company may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which the Company is engaged. Federal and state taxing authorities have continued to be aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

Transactions between the Company and its insurance subsidiary, the Captive, may be subject to certain IRS responsibilities and penalties. The Captive was a Nevada-based, wholly owned insurance subsidiary of the Company that provided property and casualty insurance coverage to the Company and the Bank as well as a group of other third-party insurance captives for which insurance may not have been available or economically feasible. The Treasury Department of the United States and the IRS by way of Notice 2016-66 have stated that transactions believed similar in nature to transactions between the Company and the Captive may be deemed “transactions of interest” because such transactions may have potential for tax avoidance or evasion. While the Captive was dissolved by the Company in November 2023, if the IRS ultimately concludes such transactions created tax avoidance or evasion issues prior to November 2023, the Company could be subject to the payment of penalties and interest.

As the parent company of the Bank, the Federal Reserve may require the Company to commit capital resources to support the Bank. The Federal Reserve requires the Company to act as a source of strength to the Bank and to commit capital and financial resources to support the Bank. This support may be required at times when the Company might otherwise determine not to provide it. In addition, if the Company commits to a federal bank regulator that it will maintain the capital of the Bank, whether in response to the Federal Reserve’s invoking its source-of-strength authority or in response to other regulatory measures, that commitment will be assumed by a bankruptcy trustee and, as a result, the Bank will be entitled to priority payment in respect of that commitment, ahead of our other creditors. Thus, any borrowing that must be done by the Company in order to support the Bank may adversely impact the Company’s cash flow, financial condition, results of operations, or prospects.

Risks Related to Acquisition Activity

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

Risks Related to the Company’s Common Stock

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

The Company’s insiders hold voting rights that give them significant control over matters requiring shareholder approval. The Company’s Executive Chair/CEO and Vice Chair hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to shareholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions, sales of assets, and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other shareholders’ ability to influence Company actions through their vote may be limited and the non-insider shareholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority shareholders may not vote their shares in accordance with minority shareholder interests.

The Company is classified as a “controlled company” for purposes of the Nasdaq Listing Rules and, as a result, it qualifies for certain exemptions from certain corporate governance requirements. Shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements. As of the date of this report, the Trager family controls a majority of the voting power of our outstanding common stock. As a result, the Company is a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

●	the requirement that a majority of the board of directors consists of independent directors;
●	the requirement that nominating matters be decided solely by independent directors; and
●	the requirement that executive and officer compensation matters be decided solely by independent directors.

Accordingly, although the Company has not historically elected to reduce its corporate governance requirements, Company shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

The Company’s ability to pay cash dividends is limited, and Republic may be unable to pay future dividends even if it desires to do so. Even though the Company’s board of directors has approved the payment of cash dividends on Republic’s common stock in recent years, there can be no assurance as to whether or when the Company may pay dividends on the Company’s common stock in the future. Future dividends, if any, will be declared and paid at the discretion of Republic’s board of directors and will depend on a number of factors. Republic’s principal source of funds used to pay cash dividends on its common stock will be dividends that Republic receives from the Bank. The Bank’s asset quality, earnings performance, liquidity, and capital requirements generally will be taken into account before the Bank board of directors declares or pays future dividends to Republic. The Republic board of directors will also consider Republic’s liquidity and capital requirements when considering whether to declare and pay dividends on Republic’s common stock, and, to the extent there is available cash on hand, Republic’s board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends the Company may declare and pay and that the Bank may declare and pay to Republic. Under Kentucky and federal banking regulations, the dividends the Bank can pay during any calendar year are generally limited to its profits for that year, plus its retained net profits for the two preceding years, less any required transfers to surplus or to fund the retirement of preferred stock or debt, absent approval of the respective state or federal banking regulators. FDIC regulations also require all insured depository institutions to remain in a safe and sound condition, as defined in regulations, as a condition of having FDIC deposit insurance.

An investment in the Company’s common stock is not an insured deposit. The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if an individual acquires the Company’s common stock, the shareholder could lose some or all of that investment.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk management and strategy

The Company employs a multi-layered approach in an effort to assess, identify and manage risks from cybersecurity threats:

1.	Risk Assessment: On a regular basis, the Company conducts assessments to identify potential cybersecurity threats and vulnerabilities within our systems and networks. This includes evaluating the impact of potential breaches and the likelihood of occurrence.

2.	Security Measures: The Company has implemented various security measures like firewalls, encryption, intrusion detections systems, and access controls to mitigate potential risks. Further, the Company also regularly updates software and security protocols to stay ahead of any emerging threats.

3.	Employee Training: The Company provides associates with cybersecurity training and awareness programs. These initiatives are intended to help employees recognize and respond appropriately to potential threats like phishing attempts or social engineering. This includes conducting tabletop exercises, fostering preparedness and effective response within the Company.

4.	Incident Response Plan: The Company has established an incident response plan in an effort to address and contain any breaches or cybersecurity incidents. This plan includes defining roles, responsibilities, and steps to recover from any potential attack.

5.	Regular Audits and Monitoring: The Company conducts periodic audits and continuous monitoring of systems intended to detect any anomalies or potential security breaches. This involves using advanced tools to monitory network traffic and behavior for suspicious activities.

6.	Disclosure and Transparency: The Company has implemented policies and procedures related to disclosing their cybersecurity risks and management strategies in their annual report, SEC filings, or other regulatory filings providing investors with an understanding of the potential impact on the Company’s operations and financials.

This multi-layered approach has been integrated into the Company’s overall risk management system and processes. Integrating cybersecurity risk management into the overall risk management system demonstrates the Company’s commitment to addressing threats that could significantly impact its operations, financial stability, and reputation. This integration is intended to provide a holistic approach to risk management and helps in creating a more resilient organization against cybersecurity threats.

The Company, as an integral aspect of its regular operations and risk management processes, engages third-party entities and service organizations. The Company evaluates and selects these external partners through its due diligence process. This scrutiny is intended to provide alignment with the Company’s standards for security, reliability, and compliance. Additionally, the Company engages third-party firms to augment the Company’s cybersecurity defenses, leveraging external expertise to mitigate and prevent potential threats. Furthermore, the Company maintains ongoing oversight and monitoring of these third parties in an effort to mitigate potential risks and provide continued adherence to established protocols in order to foster an ecosystem of trusted collaborations within its operational framework.

During the periods covered by this report, there were no cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors – "The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cyber security," which are incorporated by reference into this Item 1C.

Governance

The Company’s Board of Directors (the “Board”) plays a pivotal role in overseeing risks arising from cybersecurity threats within the Company. The Board exercises oversight by adopting a Written Information Security Program, engaging in discussions, reviewing reports, and seeking updates on the Company’s cybersecurity posture. The Board’s Risk Committee oversees and monitors the Bank’s enterprise risk management practices. The Risk Committee assists the Company’s Board of Directors with monitoring the Company’s information technology and cybersecurity plans and policies, in addition to compliance with information security and technology risk management requirements, including reporting related to the SEC’s cybersecurity disclosure rules.

The Board is kept informed about cybersecurity issues through a structured and responsive communication process tailored to their needs. This involves updates provided by the Chief Information Security Officer (“CISO”) or other members of management during Board meetings or specific sessions dedicated to cybersecurity. Additionally, management reports to the Board on significant cyber incidents, emerging threats, and the effectiveness of existing security measures. The communication framework is intended to keep the board informed about cybersecurity matters, allowing them to make informed decisions and provide strategic guidance to fortify the Company’s defenses against potential threats.

The Company employs a software platform designed for tracking, monitoring, and managing cybersecurity threats across its systems and networks. The platform serves as a centralized hub that aggregates data from various sources, allowing the cybersecurity team, led by the CISO, to take action to mitigate risks. This technological tool serves as a key component in the Company’s cybersecurity arsenal, enhancing its ability to monitor, analyze, and respond to evolving cyber threats.

In cases where cybersecurity threats are deemed significant or pose a potential risk to the Company’s operations, they are escalated to members of management who oversee cybersecurity matters. Depending on the nature and criticality of the threat, it may be escalated to executives such as the CISO, Chief Information Officer, Chief Risk Officer, Chief Financial Officer, General Counsel, or other relevant senior management personnel. These leaders possess the expertise and authority to assess the situation’s impact on the Company’s operations, finances, and reputation. Further, these leaders have over 15 years of experience in their respective fields of expertise. Upon receiving this information, they engage in deliberation and decision-making, collaborating with the cybersecurity team to formulate and execute an appropriate response plan, which may include elevating the matter to the Risk Committee, or the Board, if warranted. This hierarchical escalation process is intended to ensure that key decision-makers are properly informed, enabling appropriate actions to mitigate the identified cybersecurity risks.

Item 2. Properties.

The Company’s executive offices are located at 601 West Market Street in Louisville, Kentucky. The Company also has principal support and operational functions located in three additional facilities in Louisville at 9600 Brownsboro Road, 661 South Hurstbourne Parkway and 200 South Seventh Street. As of December 31, 2023, Republic had 29 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, four banking centers in Tennessee, and four banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	21,000	L (1)
9600 Brownsboro Road, Louisville	41,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	<1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L
119 Fairfield Ave Suite 110, Bellevue	3,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	4,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
3404 West End Ave, Nashville	2,000	L
128 Kedron Pkwy, Spring Hill	1,000	L
1141 Fortress Blvd, Murfreesboro	3,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	1,000	L
8050 Hosbrook Road, Cincinnati	5,000	L
8100 Montgomery Road, Cincinnati	2,000	O

Missouri Loan Production Office:
10024 Office Center Avenue Suite 150, Saint Louis	4,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	80,000	L(1)

(1)	Locations are leased from partnerships in which the Company’s Executive Chair and Chief Executive Officer, Steven E. Trager; its Vice Chair and President, A. Scott Trager; its Director, Andrew Trager-Kusman; or family members of Steven E. Trager, A. Scott Trager, and Andrew Trager-Kusman, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6 “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

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

On February 29, 2024, the Company’s Class A Common Stock was held by 17,252,179 shareholders of record and the Class B Common Stock was held by 2,150,669 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 13 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2023, the trustee held 238,112 shares of Class A Common Stock and 1,215 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2023 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	74,245	$44.25	74,245	53,110
November 1 - November 30	18,700	45.09	18,700	34,410
December 1 - December 31	—	—	—	34,410
Total	92,945	$44.42	92,945	34,410

During 2023, the Company repurchased 455,590 shares. In addition, in connection with employee stock awards, there were 18,463 shares withheld upon exercise of stock options and vesting of restricted stock awards to satisfy the withholding taxes and, for stock options, the exercise price.

On October 25, 2022, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock to 500,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2023, the Company had 34,410 shares which could be repurchased under its current share repurchase programs.

During 2023, there were 4,933 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933. There were no equity securities of the registrant sold without registration during the quarter covered by this report.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the KBW NASDAQ Bank Index and the S&P 500 Index. The graph covers the period beginning December 31, 2018 and ending December 31, 2023. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the KBW NASDAQ Bank Index and the S&P 500 Index on December 31, 2018. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2019	2020	2021	2022	2023

Republic Class A Common Stock (RBCAA)	$100.00	$123.71	$98.75	$142.73	$118.56	$165.22
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
KBW NASDAQ Bank Index	100.00	136.13	122.09	168.88	132.75	131.57

Total Return Performance
Republic Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through six reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. During the last quarter of 2023, the Company dissolved its Captive, a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provided property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and Mortgage Banking operations;
●	competitive product and pricing pressures in each of the Company’s six reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;

●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

Republic believes its critical accounting policies and estimates relate to the following:

ACLL and Provision — As of December 31, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company employs a one-year forecast of general CRE values.

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

Management evaluated the reasonableness of its Core Bank ACLL by evaluating absorption and exhaustion rates that account for CECL life-of-loan considerations. The absorption rate considered total Core Bank net loan losses from 2008 to 2013 as a percent of the end-of-year Core Bank ACLL. The exhaustion rate considered how many years of gross Core Bank loan charge-offs the end-of-year Core Bank ACLL could withstand based on average annual net Core Bank loan losses from 2008 to 2013. The years 2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses relative to an average year of loan losses for the Core Bank. Management believes Core Bank losses from 2008 to 2013 are more representative of current economic conditions than more recent years just prior to the onset of the COVID-19 pandemic.

Management considered the absorption rates and exhaustion rates calculated for the Core Bank as of December 31, 2023 and 2022 to be within acceptable ranges under current economic conditions. Based on management’s evaluation, a Core Bank ACLL of $60 million, or 1.21% of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2023 and resulted in Core Banking Provision for its loans of a net charge of $8.5 million during 2023. This compares to an ACLL of $52 million as of both December 31, 2022 and December 31, 2021 with Provisions of a net charge of $312,000 for 2022 and net credit of $319,000 for 2021.

If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL as of December 31, 2023 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. For its healthcare receivable products, the Bank originates the loans, and in some instances, sells 100% of the balances and in other instances retains 100% of the balances. For its LOC products, the Bank originates these products, sells 90% or 95% of the balances within three business days of loan origination, and retains a 5% or 10% interest. RCS LOC products typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

As of December 31, 2023, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolios to as high as 50.89% for its line-of-credit portfolios. A lower reserve percentage was provided for RCS’s healthcare receivables as of December 31, 2023, as such receivables have recourse back to the Company’s third-party service providers in the transactions.

Management only evaluated the ACLL on its active RCS products that had incurred meaningful losses since their inception, which were its line-of-credit products. Due to the general short-term nature of these products, management utilized the current year net charge-offs for 2022 and 2023 along with the end-of-the-year ACLL to calculate each years’ absorption rate and exhaustion rate. The absorption and exhaustion rates were both considered to be within acceptable ranges as of December 31, 2023 and 2022. Based on management’s calculation, an ACLL of $22 million, or 7.91%, of total RPG loans was an adequate estimate of expected losses within the RPG portfolio as of December 31, 2023.

RPG’s TRS segment offered its RA credit product during the first two months of 2023, 2022, and 2021, and its ERA credit product during December 2023 and 2022 related to the subsequent first quarter tax filing seasons. An ACLL for losses on RAs and ERAs is estimated during the limited, short-term period the product is offered. RAs originated during the first two months of 2023, were repaid, on average, within 32 days of origination. Provisions for RA and ERA losses are estimated when advances are made and adjusted to actual net charge-offs as of June 30th of each year. The ACLL for ERAs as of December 31, 2023 was $3.9 million for $103 million of ERAs originated during December 2023. The ACLL as of December 31, 2022 was $3.8 million for $98 million of ERAs originated during December 2022. There were no ERAs originated during 2021, and as a result there was no ACLL and corresponding Provision for ERAs as of December 31, 2021.

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

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the RA and ERA product parameters. Further changes in RA and ERA product parameters do not ensure positive results and could have an overall material negative impact on the performance of the RA and ERA and therefore on the Company’s financial condition and results of operations.

See additional discussion regarding the RA product under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote 4 “Loans and Allowance for Credit Losses”

RPG recorded a net charge of $39.1 million, $22.0 million, and $15.1 million to the Provision during 2023, 2022, and 2021, with the Provision for each year primarily due to net losses on RAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on RAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

Cancelled TRS Sale Transaction

On June 3, 2022, the Bank and Green Dot entered into a settlement agreement (“Settlement Agreement”) to fully resolve the lawsuit that the Bank filed against Green Dot in the Delaware Court of Chancery on October 5, 2021 (the “Lawsuit”).

As previously disclosed in the Company’s prior SEC filings, the Lawsuit arose from Green Dot’s inability to consummate a sale transaction contemplated in a purchase agreement through which Green Dot would purchase all of the assets and operations of the Bank’s TRS business (“TRS Purchase Agreement”).

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

OVERVIEW

Total Company net income was $90.4 million and Diluted EPS was $4.62 for 2023, compared to net income of $91.1 million and Diluted EPS of $4.59 for 2022. Table 1 below presents Republic’s financial performance for the years ended December 31, 2023, 2022, and 2021:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2023	2022	2021	2023/2022	2022/2021

Income before income tax expense	$113,213	$116,845	$111,442	(3)%	5%
Net income	90,374	91,106	87,611	(1)	4
Diluted EPS of Class A Common Stock	4.62	4.59	4.28	1	7
ROA	1.44%	1.48%	1.39%	(3)	6
ROE	10.10	10.68	10.37	(5)	3

The decrease in net income during 2023 for the Total Company primarily resulted from the nonrecurrence of the following income items recorded during 2022:

●	The benefit of a $13 million pre-tax legal settlement.

●	The benefit of a $5 million pre-tax contract termination fee.

General highlights by reportable segment for the year ended December 31, 2023 consisted of the following:

Traditional Banking segment

●	Net income increased $9.0 million, or 22%, from 2022.

●	Net interest income increased $23.0 million, or 13%, compared to 2022.

●	Provision was a net charge of $8.7 million for 2023 compared to a net charge of $1.4 million for 2022.

●	Noninterest income increased $4.2 million, or 13%, over 2022.

●	Noninterest expense increased $10.4 million, or 7%, over 2022.

●	Total Traditional Bank loans increased $763 million, or 20%, during 2023.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.41% as of December 31, 2023 compared to 0.40% as of December 31, 2022.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.18% as of December 31, 2023 compared to 0.16% as of December 31, 2022.

●	On March 15, 2023, the Company completed its acquisition of CBank, and its wholly owned bank subsidiary Commercial Industrial Finance, for approximately $51 million in cash. Subsequent to the acquisition, the Company rebranded Commercial Industrial Finance to Republic Bank Finance.

Warehouse Lending segment

●	Net income decreased $4.0 million, or 46%, from 2022.

●	Net interest income decreased $4.3 million, or 31%, from 2022.

●	The Warehouse Provision was a net credit of $162,000 for 2023 compared to a net credit of $1.1 million for 2022.

●	Average committed Warehouse lines decreased to $1.0 billion during 2023 from $1.3 billion during 2022.

●	Average Warehouse line usage was 42% during 2023 compared to 44% during 2022.

Mortgage Banking segment

●	Within the Mortgage Banking segment, mortgage banking income decreased $2.7 million, or 43%, from 2022 to 2023.

●	Overall, Republic’s proceeds from sale of secondary market loans totaled $78 million during 2023 compared to $238 million during 2022, with the Company’s cash-gain-as-a-percent-of-loans-sold decreasing to 2.25% from 3.01% from period to period.

Tax Refund Solutions segment

●	Net income decreased $14.3 million, or 62%, from 2022 to 2023.

●	Net interest income increased $12.7 million, or 75%, from 2022 to 2023.

●	Total RA originations were $737 million during the first quarter of 2023 compared to $311 million for the first quarter of 2022.

●	TRS originated $103 million of ERAs during the fourth quarter of 2023 related to the anticipated filing of tax returns for the upcoming first quarter 2024 tax filing season compared to $98 million during the fourth quarter of 2022 related to the anticipated filing of tax returns for the first quarter of 2023.

●	The TRS Provision was $22.6 million for 2023, compared to $10.0 million for 2022.

●	Noninterest income was $16.1 million for 2023 compared to $35.5 million for 2022. Noninterest income for 2022 included a $5.0 million non-recurring contract termination fee and a $13.0 million non-recurring legal settlement payment.

●	Net RT revenue decreased $1.3 million, or 8%, from 2022 to 2023.

●	Noninterest expense was $12.0 million for 2023 compared to $12.4 million for 2022.

Republic Payment Solutions segment

●	Net income increased $8.2 million, or 233%, over 2022.

●	Net interest income increased $10.9 million, or 226%, over 2022.

●	Noninterest income was flat from 2022 to 2023 at $3.0 million.

●	Noninterest expense was $3.7 million for 2023 and $3.3 million for 2022.

Republic Credit Solutions segment

●	Net income increased $1.3 million, or 7%, over 2022.

●	Net interest income increased $10.1 million, or 34%, over 2022.

●	Overall, RCS recorded a net charge to the Provision of $16.5 million during 2023 compared to a net charge of $12.1 million for 2022.

●	Noninterest income decreased $462,000, or 3%, over 2022.

●	Noninterest expense was $12.0 million for 2023 and $8.4 million for 2022.

●	Total nonperforming loans to total loans for the RCS segment was 1.11% as of December 31, 2023 compared to 0.70% as of December 31, 2022.

●	Delinquent loans to total loans for the RCS segment was 10.51% as of December 31, 2023 compared to 8.53% as of December 31, 2022.

RESULTS OF OPERATIONS

This section provides a comparative discussion of Republic’s Results of Operations for the two-year period ended December 31, 2023, unless otherwise specified. Refer to Results of Operations on pages 50-61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) for a discussion of the 2022 versus 2021 results.

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

A large amount of the Company’s financial instruments tracks closely with, or are primarily indexed to, either the FFTR, Prime, or SOFR. These indices trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and repeatedly increasing the FFTR. The FOMC’s increases to the FFTR since January 1, 2022 included the following:

Table 2 — Increases to the Federal Funds Target Rate since January 1, 2022

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25
July 26, 2023	0.25	5.50

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout 2022 and 2023. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022. Long-term rates generally maintained this lower level relative to short-term rates throughout 2023 as the market generally began anticipating a recession to take place in the near-term future. As a result of the higher short-term interest rates and the lower long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally more favorable for banks.

As of the date of this filing, the near-term shape of the yield curve is uncertain. The Federal Reserve continues to signal its willingness to implement appropriate monetary policy to reduce inflation and to maintain it at an acceptable level. Many market forecasters, however, believe that near-term interest rate cuts by the FOMC are more likely than near-term interest rate increases or no change to the FFTR at all. Any further monetary tightening by the FOMC in the future will likely cause short-term interest rates to increase. It is unknown what impact additional short-term rate increases by the FOMC could have on long-term market interest rates. Alternatively, future rate cuts are likely to decrease interest rates on the shorter end of the yield curve. Similarly, it is unknown how corresponding long-term rates will move, if at all, if the FOMC does cut short-term interest rates in the near-term. Additionally, if the FFTR experiences no changes in the near-term, it is uncertain if long term rates will remain generally below short-term interest rates or if the yield curve could begin to steepen.

Total Company net interest income was $288.8 million during 2023 and represented a $52.1 million increase over 2022. Total Company net interest margin expanded to 4.91% during 2023 compared to 4.12% for 2022.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $23.0 million, or 13%, for 2023 compared to 2022. Traditional Banking’s net interest margin was 3.69% for 2023, an increase of 31 basis points from 2022.

The increase in the Traditional Bank’s net interest income during 2023 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $3.7 billion with a weighted-average yield of 4.14% for 2022 to $4.2 billion with a weighted average yield of 5.01% for 2023. In addition, the acquisition of CBank added approximately $135 million to the Traditional Bank’s average loans during 2023. As discussed in the section titled “Loans” within this document, loan growth remained particularly strong within the Traditional Bank throughout 2023.

●	Average investments grew to $772 million with a weighted-average yield of 2.78% during 2023 from $672 million with a weighted-average yield of 1.75% for 2022. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a shorter overall duration.

●	The Traditional Bank’s average noninterest bearing deposits decreased from $1.6 billion during 2022 to $1.4 billion for 2023. This decrease in average noninterest-bearing deposits was funded through a decrease in interest-earning cash balances and an increase in FHLB borrowings.

●	The Traditional Bank’s cost of average cost of interest-bearing liabilities increased from 0.11% during 2022 to 1.55% for 2023. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

o	The weighted-average cost of total interest-bearing deposits increased from 0.25% during 2022 to 1.73% for 2023. In addition, average interest-bearing deposits increased $132 million from 2022 to 2023.

o	The average balance of FHLB borrowings increased from $21 million for 2022 to $326 million for 2023. In addition, the weighted-average cost of these borrowings increased from 1.60% to 4.68% for the same periods. This increase in the average balance of borrowings was generally driven by period-to-period decline in average deposit balances.

●	Average interest-earning cash was $180 million with a weighted-average yield of 5.23% during 2023 compared to $735 million with a weighted-average yield of 1.55% for 2022. The decline in average cash balances was driven generally by a decline in average deposit balances for the same periods.

While net interest income was higher at the Traditional Bank for the year, it was notably lower during the fourth quarter of 2023 as compared to the fourth quarter of 2022. The decrease in net interest income for the fourth quarter of 2023 was the first quarter-to-same-quarter-last-year decline for the Traditional Bank during 2023. While net interest income was higher for each of the first three quarters of 2023 compared to the same quarter in 2022, each quarter experienced a diminishing magnitude of increase. This diminishing magnitude occurred as the Traditional Bank’s cost of funds increased at a faster pace than its yield on interest earning assets.

The primary driver of this diminishing benefit was a reduction in interest-earning cash balances combined with an on-going shift in funding mix away from noninterest-bearing deposit balances to higher-costing, interest-bearing deposits and FHLB borrowings. As a result of these factors, the Traditional Bank’s yield on its interest earning assets increased 97 basis points from the fourth quarter of 2022 to the fourth quarter of 2023, while its cost of interest-bearing liabilities increased 218 basis points for the same periods.

Management believes the Traditional Bank could likely continue to experience net interest margin compression during 2024 as a result of the negative impact of 1) lower interest-earning cash and low-cost deposit balances; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse decreased $4.3 million, or 31%, from 2022 to 2023, driven by decreases in both average outstanding balances and net interest margin. Overall average outstanding Warehouse balances declined from $510 million during 2022 to $397 million for 2023, driven largely by the sharp rise in long-term interest rates during 2022, which depressed mortgage-refinancing demand and resulted in a sharp drop in Warehouse line usage.

In addition, the Warehouse net interest margin decreased 31 basis points from 2.69% during 2022 to 2.38% during 2023. The decline in the Warehouse net interest margin occurred as its funding costs, as charged through the Company’s internal FTP methodology, generally rose in tandem with the increase in short-term interest rates since rates began rising in March 2022, while its yield increases were delayed until the adjustable rates on its clients’ lines of credit surpassed their contractual interest rate floors. These interest rate floors benefited the Warehouse net interest margin substantially during 2020 and 2021 when market rates declined to historical lows but have produced margin compression since the onset of the FFTR increases during the first quarter of 2022. In addition, the warehouse industry came under competitive pricing pressures during 2023 as a declining market demand caused the banks that lend to Warehouse clients to lower their margins in order to maintain higher levels of balances on their existing warehouse lines.

Committed Warehouse lines-of-credit decreased from $1.1 billion as of December 31, 2022 to $1.0 billion as of December 31, 2023, while average usage rates for Warehouse lines were 42% and 44%, respectively, during 2023 and 2022.

A continuing period of elevated long-term market interest rates or additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients. In addition, because the yield on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, further driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $12.7 million from 2022 to 2023. Loan-related interest and fees increased $17.2 million for the period and was driven primarily by a $426 million increase in RA origination volume, most of which resulted from a new contract with a large national tax preparation provider. This increase in loan revenue was partially offset by a $3.5 million increase to the segment’s net cost of funds as applied through the Company’s internal net FTP charge.

See additional detail regarding the RA product under Footnote 4“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions segment

The Company’s prepaid card program drove a $10.9 million increase to net interest income for the segment. This increase was generally driven by a higher crediting rate applied through the Company’s internal FTP. The prepaid card FTP credit yield was 4.59% for average prepaid card-related balances of $356 million during 2023 compared to 1.37% for average prepaid card-related balances of $362 million during 2022.

Republic Credit Solutions segment

RCS’s net interest income increased $10.1 million, or 34%, from 2022 to 2023. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased to $19.3 million during 2023 compared to $8.5 million during 2022. The Company first piloted this product during the first quarter of 2021 with limited outstanding balances during the pilot phase. It began to ramp up origination volume for the product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year revenue.

Overall customer demand for the RCS segment’s products is not assumed to be interest rate sensitive and therefore management does not believe a rising interest rate environment will impact origination volume for its various consumer loan products. A rising interest rate environment, however, would negatively impact the Company’s internal FTP cost allocated to this segment. As a result, the impact of rising interest rates to RCS would be negative to the segment’s financial results, although the exact amount of the negative impact would depend on the overall volume and mix of loans it generates.

Table 3 presents the average balance sheets for the years ended December 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 3 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2023			2022			2021
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$183,647	$9,418	5.13%	$738,399	$11,370	1.54%	$806,811	$1,108	0.14%
Investment securities, including FHLB stock (a)	772,104	21,497	2.78	671,858	11,739	1.75	555,599	7,706	1.39
TRS Refund Advance loans (b)	73,255	32,572	44.46	28,085	14,481	51.56	26,283	13,202	50.23
RCS LOC products (b)	35,486	36,655	103.29	28,986	27,318	94.25	20,662	19,345	93.63
Other RPG loans (c) (f)	115,691	8,736	7.55	96,538	5,744	5.95	107,129	5,991	5.59
Outstanding Warehouse lines of credit (d) (f)	396,629	29,695	7.49	510,417	21,351	4.18	747,840	27,169	3.63
All other Core Bank loans (e) (f)	4,302,154	217,490	5.06	3,674,407	152,181	4.14	3,617,363	153,885	4.25

Total interest-earning assets	5,878,966	356,063	6.06	5,748,690	244,184	4.25	5,881,687	228,406	3.88

Allowance for credit losses	(82,230)			(67,951)			(66,481)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	150,785			186,636			167,556
Premises and equipment, net	33,544			33,892			38,428
Bank owned life insurance	102,750			100,452			91,329
Other assets (a)	212,228			167,251			189,339
Total assets	$6,296,043			$6,168,970			$6,301,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,500,975	$11,602	0.77%	$1,696,809	$1,974	0.12%	$1,580,570	$361	0.02%
Money market accounts	874,332	21,150	2.42	779,457	2,000	0.26	784,777	385	0.05
Time deposits	298,313	8,681	2.91	240,701	2,636	1.10	300,784	3,625	1.21
Reciprocal money market and time deposits	203,993	7,532	3.69	55,042	147	0.27	226,503	644	0.28
Brokered deposits	47,078	2,516	5.34	—	—	—	30,863	24	0.08

Total interest-bearing deposits	2,924,691	51,481	1.76	2,772,009	6,757	0.24	2,923,497	5,039	0.17

SSUARs and other short-term borrowings	134,632	574	0.43	265,188	397	0.15	231,430	63	0.03
Federal Home Loan Bank advances and other long-term borrowings	325,678	15,230	4.68	21,233	339	1.60	29,479	57	0.19

Total interest-bearing liabilities	3,385,001	67,285	1.99	3,058,430	7,493	0.24	3,215,138	5,666	0.18

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,880,471			2,148,848			2,129,222
Other liabilities	135,882			108,965			112,466
Stockholders’ equity	894,689			852,727			845,032
Total liabilities and stockholders’ equity	$6,296,043			$6,168,970			$6,301,858

Net interest income		$288,778			$236,691			$222,740

Net interest spread			4.07%			4.01%			3.70%

Net interest margin			4.91%			4.12%			3.79%

(a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(b)	Interest income for RAs and RCS line-of-credit products is composed entirely of loan fees.
(c)	Interest income includes loan fees of $957,000, $882,000, and $1.7 million for 2023, 2022, and 2021.
(d)	Interest income includes loan fees of $1.0 million, $1.7 million, and $3.1 million for 2023, 2022, and 2021.
(e)	Interest income includes loan fees of $5.7 million, $4.8 million, and $4.1 million for 2023, 2022, and 2021.
(f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 4 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2023			Year Ended December 31, 2022
	Compared to			Compared to
	Year Ended December 31, 2022			Year Ended December 31, 2021
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(1,952)	$(13,395)	$11,443	$10,262	$(102)	$10,364
Investment securities, including FHLB stock	9,758	1,961	7,797	4,033	1,799	2,234
TRS Refund Advance loans	18,091	20,337	(2,246)	1,279	922	357
RCS LOC products	9,337	6,538	2,799	7,973	7,844	129
Other RPG loans	2,992	1,270	1,722	(247)	(615)	368
Outstanding Warehouse lines of credit	8,344	(5,587)	13,931	(5,818)	(9,510)	3,692
All other Core Bank loans	65,309	28,502	36,807	(1,704)	(7,506)	5,802
Net change in interest income	111,879	39,626	72,253	15,778	(7,168)	22,946

Interest expense:

Transaction accounts	9,627	(254)	9,881	1,613	29	1,584
Money market accounts	19,150	272	18,878	1,615	(3)	1,618
Time deposits	6,046	763	5,283	(989)	(679)	(310)
Reciprocal money market and time deposits	7,385	1,287	6,098	(497)	(460)	(37)
Brokered deposits	2,516	2,516	—	(24)	(24)	—
SSUARs and other short-term borrowings	177	(271)	448	334	10	324
Federal Home Loan Bank advances	14,891	13,125	1,766	282	(20)	302
Subordinated note	—	—	—	(507)	(507)	—
Net change in interest expense	59,792	17,438	42,354	1,827	(1,654)	3,481

Net change in net interest income	$52,087	$22,188	$29,899	$13,951	$(5,514)	$19,465

Provision

Total Company Provision was a net charge of $47.6 million for 2023 compared to a net charge of $22.3 million for 2022.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during 2023 was a net charge of $8.7 million compared to a net charge of $1.4 million for 2022. An analysis of the Provision for 2023 compared 2022 follows:

●	For 2023, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans.

o	The Traditional Bank recorded approximately $6.9 million in general formula reserves for $550 million of non CBank-related loan growth during 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

o	Offsetting the above, the Traditional Bank recognized a $1.5 million credit to the Provision during 2023 driven by the release of COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

●	For 2022, the Traditional Bank Provision primarily reflected the following:

o	Approximately $4.5 million of additional Provision driven by formula reserves tied to general loan growth. Traditional Bank loans grew $353 million from December 31, 2021 to December 31, 2022.

o	Partially offsetting the above was the release of approximately $2.8 million of reserves following the payoff or upgrade of loans previously downgraded during the height of the pandemic.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of December 31, 2023 compared to 1.32% as of December 31, 2022. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of December 31, 2023.

Warehouse Lending segment

Warehouse recorded a net credit of $162,000 for 2023 compared to a net credit of $1.1 million for 2022. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $64 million during 2023 compared to a decrease of $447 million during 2022.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of December 31, 2023, and December 31, 2022. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of December 31, 2023.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $22.6 million during 2023 compared to a net charge of $10.0 million for in 2022. Substantially all TRS Provision in both periods was related to its RA product, including the ERA product.

TRS recorded a charge to the Provision for RA loans of $22.5 million, or 2.68% of its $840 million in total RAs and ERAs originated during 2023 compared to a charge to the Provision of $10.5 million, or 2.56 % of its $409 million of RAs originated during 2022. The increase in Provision for 2023 was primarily due to the increased volume from the previously mentioned new contract with a large national tax preparation provider, which generated approximately $462 million in new RA volume related to the first quarter 2023 tax filing season.

See additional detail regarding the RA and ERA products under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Payment Solutions segment

There is no Allowance or Provision for RPS, as the segment offers Prepaid and Debit Solutions to consumers.

Republic Credit Solutions segment

As illustrated in Table 5 below, RCS recorded a net charge to the Provision of $16.5 million during 2023 compared to a net charge to the Provision of $12.1 million for 2022. The increase in the Provision was driven primarily by a $2.8 million increase in net charge-offs and a $1.6 million increase in the Allowance based on general formula reserves applied to the growth for RCS’s LOC outstanding balances. Net charge-offs for RCS’s LOC II product were $6.8 million for 2023 compared to $3.2 million of net charge-offs during 2022. As previously disclosed, this product was first piloted during the first quarter of 2021. RCS began to ramp up origination volume for the RCS LOC II product during early 2022 and has steadily increased its volume since then leading to corresponding higher year-over-year net charge-offs in the product.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 13.82% as of December 31, 2023 and 13.73% as of December 31, 2022. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of December 31, 2023.

The following table presents RCS Provision by product:

Table 5 — RCS Provision by Product

	Years Ended Dec. 31,
Years Ended December 31, (in thousands)	2023	2022	$ Change	% Change

Product:
Lines of credit	$16,486	$12,050	$4,436	37%
Hospital receivables	43	31	12	39
Total	$16,529	$12,081	$4,448	37%

Noninterest Income

Table 6 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2023	2022	2021	2023/2022	2022/2021

Service charges on deposit accounts	$13,855	$13,426	$12,553	3%	7%
Net refund transfer fees	15,748	17,080	20,248	(8)	(16)
Mortgage banking income	3,542	6,196	19,994	(43)	(69)
Interchange fee income	13,057	13,125	13,062	(1)	—
Program fees	15,582	16,172	14,237	(4)	14
Increase in cash surrender value of bank owned life insurance	2,719	2,526	2,242	8	13
Death benefits in excess of cash surrender value of life insurance	1,728	—	979	NM	(100)
Net losses on other real estate owned	(211)	(211)	(160)	—	(32)
Contract termination fee	—	5,000	—	(100)	NM
Legal settlement	—	13,000	—	(100)	NM
Other	5,437	3,496	3,420	56	2
Total noninterest income	$71,457	$89,810	$86,575	(20)%	4%

NM - Not meaningful

Total Company noninterest income decreased $18.4 million from 2022.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $4.2 million, or 13%, over 2022, driven primarily by a $1.7 million death benefit payment received during the second quarter of 2023 that was in excess of the cash surrender value of the BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2023 and 2022 were $7.2 million and $6.8 million. The total daily overdraft charges, net of refunds, included in interest income for 2023 and 2022 were $1.2 million and $1.3 million.

Mortgage Banking segment

A decrease in Mortgage banking income for 2023 was generally caused by substantially higher long-term market interest rates, which led to a significant slowdown in the origination of mortgage loans to be sold into the secondary market. For 2023, the 30-year mortgage rate fluctuated in a range between 6.00% and 7.50% for most of the period. As a result, the Bank sold $78 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 2.25% during 2023. During the first two months of 2022, however, long-term interest rates were closer to historical lows, driving total 2022 secondary market loan sales of $238 million with comparable cash-gain-as-a-percent-of-loans-sold of 3.01%.

Tax Refund Solutions segment

TRS’s noninterest income decreased $19.4 million, or 55%, during 2023 compared to the same period in 2022. Green Dot paid RB&T a total of $18 million in nonrecurring payments during 2022 related to the now-cancelled TRS Purchase Agreement. These nonrecurring payments included the following:

●	A contract termination fee of $5.0 million in January 2022 after RB&T provided Green Dot a notice of termination of the May 2021 TRS Purchase Agreement for the sale of substantially all of RB&T’s TRS assets and operations to Green Dot.

●	A legal settlement of $13.0 million in June 2022 regarding RB&T’s lawsuit against Green Dot.

Regarding the noninterest income from TRS’s RT product, net RT revenue decreased $1.3 million from $17.0 million during 2022 to $15.7 million during 2023. RT revenue for 2023 was negatively impacted by a general decline in overall RT demand across the industry.

Republic Payment Solutions segment

RPS’s noninterest income was flat from 2022 to 2023 at $3.0 million. RPS program fees constituted the substantial majority of noninterest income at RPS. RPS program fees for RPS primarily represents a portion of the net interchange revenue earned for cardholder activity.

Republic Credit Solutions segment

RCS’s noninterest income decreased $462,000, or 3%, during 2023 compared to 2022, with program fees representing the substantial majority of RCS’s noninterest income. The decrease in RCS program fees primarily reflected lower sales volume and corresponding gains from RCS’s installment loan product which were substantially offset by higher sales volume and gains from RCS’s LOC II product.

Proceeds from the sale of RCS's loan products totaled $12.8 million during 2023, a 3% decrease from 2022. Partially offsetting the decrease, RCS sold approximately $460 million of balances for the LOC II product during 2023, an increase of 123% over 2022. This increase in sales volume for the LOC II product contributed to a $2.5 million increase in RCS program fee revenue, which partially offset the decline in revenue from the installment product. RCS began to ramp up origination volume for the LOC II product during early 2022 and has steadily increased its volume since then, leading to corresponding higher year-over-year net program revenue.

The following table presents program fees by RPG Segment:

Table 7 —Program Fees by RPG Segment

	Years Ended Dec. 31,
Years Ended December 31, (in thousands)	2023	2022	$ Change	% Change

Segment:
TRS	$—	$—	$—	NA %
RPS	2,827	2,872	(45)	(2)
RCS	12,755	13,300	(545)	(4)
Total	$15,582	$16,172	$(590)	(4)%

The following table presents RCS program fees by product:

Table 8 — Program Fees by RCS Product

	Years Ended Dec. 31,
Years Ended December 31, (in thousands)	2023	2022	$ Change	% Change

Product:
Lines of credit	$8,762	$6,406	$2,356	37%
Hospital receivables	196	178	18	10
Installment loans*	3,797	6,716	(2,919)	(43)
Total	$12,755	$13,300	$(545)	(4)%

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of Program Fees.

Noninterest Expense

Table 9 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2023	2022	2021	2023/2022	2022/2021

Salaries and employee benefits	$115,869	$111,240	$110,088	4%	1%
Technology, equipment, and communication	29,107	28,954	29,351	1	(1)
Occupancy	13,967	13,014	13,193	7	(1)
Marketing and development	8,446	6,875	4,390	23	57
FDIC insurance expense	2,728	1,668	1,591	64	5
Interchange related expense	5,965	4,773	4,960	25	(4)
Legal and professional fees	3,204	4,024	4,924	(20)	(18)
Merger expense	2,160	—	—	—	—
Other	17,952	16,760	14,568	7	15
Total noninterest expense	$199,398	$187,308	$183,065	6%	2%

Total Company noninterest expense increased $12.1 million, or 6%, during 2023 compared to 2022.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $10.4 million for 2023 compared to 2022. The following primarily drove the change in noninterest expense:

●	Noninterest expense associated with the acquired CBank operations was $6.7 million across all categories for 2023, with no such expenses for 2022. The figure for 2023 includes $2.2 million in merger related expenses that are not expected to recur in the future.

●	Legacy Salaries and Benefits expense increased a net $2.8 million, or 3%, to $91.3 million for 2023, primarily due to the cost of annual merit increases and an increase in overhead salaries. Overhead salaries are allocated to the Traditional Banking and the Mortgage Banking segments each period based on each segment’s pro rata mortgage production, with Mortgage Banking production disproportionately and negatively impacted during 2023 following a rise in interest rates.

●	Legacy Interchange related expenses increased $1.0 million due to higher debit card and credit card purchasing activity as well as additional costs to combat fraud.

●	Legacy FDIC Insurance expense increased $526,000 due to higher premiums charged by the FDIC in 2023.

●	Partially offsetting the increase above, Legacy technology expenses declined $947,000 as the Traditional Bank continued to combine technology platforms as part of a Company-wide efficiency initiative.

Mortgage Banking segment

Noninterest expense at the Mortgage Banking segment decreased $1.9 million, or 19%, during 2023 compared to the same period in 2022, primarily due to a $916,000 decrease in salary and employee benefits expense and a $303,000 decrease in marketing expense. A reduction in shared overhead expense primarily drove the decrease in salary and employee benefits.

The Company records a credit offset to salary expense for each loan it originates and recognizes the cost of that credit as an adjustment to the loan’s yield over its estimated life. The amount of credit benefit to salary expense during a given period is determined by the overall loan origination volume during that period.

Republic Payment Solutions segment

Noninterest expense at the RPS segment increased $370,000, or 11%, during 2023 compared to 2022, primarily due to a $292,000 increase in salary and employee benefits resulting from an increase in staff.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $3.6 million, or 43%, during 2023 compared to 2022. Approximately $2.7 million of this increase was concentrated within the LOC II product and was a result of a year-over-year increase in marketing activity for the product. Approximately $1.8 of the increase was within Salaries and Benefits and was primarily the result of annual merit increases and an increase in headcount.

Income Tax Expense

The Company’s effective tax rate was approximately 20% in 2023 compared to 22% in 2022. The effective tax rate decreased primarily due to the following:

●	The Company’s state tax expense decreased $1.0 million from $3.3 million in 2023 from $4.3 million in 2022. This decrease resulted primarily from a more favorable apportionment of income to states with lower income tax rates during 2023 and was primarily attributable to the Company’s Traditional Banking segment.

●	The Company recognized $3.0 million in income tax benefits for low-income-housing investments and R&D credits during 2023 compared to $2.2 million in 2022. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were allocated among the Traditional Banking, TRS, and RCS segments.

●	The Company recognized $363,000 in income tax benefits during 2023 for non-recurring death benefit revenue related to the Company’s bank owned life insurance policies.

See additional detail regarding the Company’s Income Tax Expense under Footnote 18 “Income Taxes” of Part II Item 8 “Financial Statements and Supplemental Data.”

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $317 million in cash and cash equivalents as of December 31, 2023 compared to $314 million as of December 31, 2022. Comparing average balances for 2023 and 2022, the Company had average interest-earning cash and cash equivalent balances of $184 million for 2023 compared to $739 million for 2022. The decline in average interest-earning cash balances from period to period was driven generally by an increase in average loan balances without a similar corresponding increase in funding liabilities.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 5.13% during 2023 with a spot balance yield of approximately 5.40% on December 31, 2023. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 10 — Investment Securities Portfolio

December 31, (in thousands)	2023	2022	2021

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$407,033	$411,141	$237,459
Private label mortgage-backed security	1,773	2,127	2,731
Mortgage-backed securities - residential	154,710	171,873	210,749
Collateralized mortgage obligations	21,659	21,368	30,294
Corporate bonds	2,020	10,001	10,046
Trust preferred security	4,118	3,855	3,847
Total available-for-sale debt securities	591,313	620,365	495,126

Held-to-maturity debt securities (amortized cost):
U.S. Treasury securities and U.S. Government agencies	65,000	75,000	—
Mortgage backed securities - residential	25	27	46
Collateralized mortgage obligations	6,386	7,270	9,080
Corporate bonds	4,976	4,964	34,928
Obligations of state and political subdivisions	—	125	245
Total held-to-maturity debt securities	76,387	87,386	44,299

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	174	111	170
Community Reinvestment Act mutual fund	—	—	2,450
Total equity securities with a readily determinable fair value	174	111	2,620

Total investment securities	$667,874	$707,862	$542,045

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

Republic’s total investment portfolio decreased $40 million from December 31, 2022 to December 31, 2023, driven by $105 million in calls and maturities of debt securities and $37 million in paydowns on mortgage-backed securities. These decreases were partially offset by the purchase of $70 million in debt-securities, $15 million in FHLB stock, $17 million of investments acquired as part of the CBank merger, and a $15 million increase in market value following a general decline in longer-term market interest rates.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. Since early 2020, the Bank has utilized a general investing strategy of purchasing securities with shorter-term durations or maintaining a large amount cash at the Federal Reserve. The Bank utilized this general strategy due to liquidity reasons and as an interest rate risk management tool. This strategy could change in 2024 depending upon several factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the Company’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Table 11 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2023 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$189,872	$187,479	2.30%	0.48
Due from one year to five years	231,704	219,554	1.59	2.02
Due from five years to 10 years	—	—	—	—
Total U.S. Treasury securities and U.S. Government agencies	421,576	407,033	1.89	1.32

Corporate bonds:
Due in one year or less	—	—	—	—
Due from one year to five years	2,012	2,020	6.63	2.40
Due from five years to ten years	—	—	—	—
Total Corporate bonds	2,012	2,020	6.63	2.40
Trust preferred security, due beyond ten years	3,800	4,118	5.45	13.43
Private label mortgage backed security	443	1,773	7.96	9.63
Total mortgage backed securities - residential	167,996	154,710	4.11	10.83
Total collateralized mortgage obligations	22,698	21,659	4.84	18.25
Total available-for-sale debt securities	$618,525	$591,313	3.86%	4.61

Table 12 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2023 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due from one year or less	$50,000	$49,876	5.25%	0.86
Due from one year to five years	15,000	14,961	5.40	2.15
Total U.S. Treasury securities and U.S. Government agencies	65,000	64,837	5.30	1.16
Corporate bonds:
Due from one year or less	—	—
Due from one year to five years	$4,986	$4,992	6.67	2.10
Due from five years to ten years	—	—	—	—
Total corporate bonds	4,986	4,992	6.67	2.10
Total mortgage backed securities - residential	25	25	5.49	10.72
Total collateralized mortgage obligations	6,386	6,313	5.86	16.13
Total held-to-maturity debt securities	$76,397	$76,167	5.73%	2.48

See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s investment securities.

Loan Portfolio

Table 13 — Loan Portfolio Composition

December 31, (in thousands)	2023	2022	2021

Traditional Banking:
Residential real estate:
Owner-occupied	$1,144,684	$911,427	$820,731
Nonowner-occupied	345,965	321,358	306,323
Commercial real estate (1)	1,785,289	1,599,510	1,456,009
Construction & land development	217,338	153,875	129,337
Commercial & industrial	464,078	413,387	396,377
Lease financing receivables	88,591	10,505	8,637
Aircraft	250,051	179,785	142,894
Home equity	295,133	241,739	210,578
Consumer:
Credit cards	16,654	15,473	14,510
Overdrafts	694	726	683
Automobile loans	2,664	6,731	14,448
Other consumer	7,428	626	1,432
Total Traditional Banking	4,618,569	3,855,142	3,501,959
Warehouse lines of credit*	339,723	403,560	850,550
Total Core Banking	4,958,292	4,258,702	4,352,509

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	103,115	97,505	—
Other TRS commercial & industrial loans	46,092	51,767	50,987
Republic Credit Solutions	132,362	107,828	93,066
Total Republic Processing Group	281,569	257,100	144,053

Total loans**	5,239,861	4,515,802	4,496,562
Allowance for credit losses	(82,130)	(70,413)	(64,577)

Total loans, net	$5,157,731	$4,445,389	$4,431,985

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 63%, 61,%, and 61% for 2023, 2022, and 2021. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 37%, 39%, and 39% for 2023, 2022, and 2021.

Gross loans increased by $724 million, or 16%, during 2023 to $5.2 billion as of December 31, 2023. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans increased $763 million, or 20%, from December 31, 2022 to December 31, 2023. The following primarily drove the change in loan balances during 2023:

●	The Traditional Bank acquired loans and leases with a fair value of $216 million in connection with the CBank acquisition. As of December 31, 2023, remaining loan balances acquired in the CBank transaction were approximately $215 million.

●	The Traditional Bank’s legacy CRE portfolio, which excludes the CRE loans acquired from CBank, grew $548 million, or 14%, during 2023, as the Traditional Bank experienced strong loan demand within its Corporate Lending, Private Banking and Commercial Real Estate divisions in its Louisville market.

●	With mortgage refinance volume at all-time record levels during 2020 and 2021, balances of 1-4 family loans, including HELOCs, generally declined as the vast majority of the volume of refinancings was sold into the secondary market. This trend began to change in mid to late 2022, however, as a significant rise in long-term, fixed-rate mortgages caused portfolio level ARM loans to become generally more attractive than secondary market loans. As a result, the Traditional Bank’s legacy residential real estate portfolio, which excludes the residential real estate loans acquired from CBank, increased $239 million during 2023.

●	The Traditional Bank’s Correspondent Lending Division purchased a block of $111 million of loans during the second and third quarters of 2023, which is net of any payoffs and paydowns during 2023. The loans purchased were all 1-4 Family, first-lien mortgages with fixed rate terms of generally five or seven years. At the time of purchase. this block of loans had a weighted-average expected life of 30 years and a weighted-average expected yield of approximately 6.67%.

Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $64 million from December 31, 2022 to December 31, 2023. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

As previously discussed, a continuing period of elevated long-term market interest rates or additional increases in long-term market interest rates will likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients. In addition, because the yield on Warehouse lines of credit is generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Outstanding TRS loans decreased $65,000 from December 31, 2022 to December 31, 2023. TRS loan balances as of December 31, 2022 included ERAs of $98 million originated during December 2022 and $52 million of Commercial-related loan balances originated during the fourth quarter of 2022. These balances were substantially all paid down to $0, or alternatively, charged off during 2023.

TRS loan balances as of December 31, 2023 included ERAs of $103 million originated during December 2023 and $46 million of Commercial-related loan balances originated during the fourth quarter of 2023. These balances are all expected to pay down to $0 during 2024, or alternatively, be charged off if they are deemed to be uncollectible under the Company’s charge-off policy.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 14 — Selected Loan Distribution

			Over One	Over Five
		One Year	Through	Through	Over
December 31, 2023 (in thousands)	Total	Or Less	Five Years	15 Years	15 Years

Fixed rate loan maturities:

Residential real estate	$645,784	$19,468	$53,092	$215,413	$357,811
Commercial real estate	705,600	19,671	254,849	429,565	1,515
Construction & land development	84,205	26,652	39,723	17,377	453
Commercial & industrial	266,800	50,810	150,675	65,315	—
Lease financing receivables	88,591	1,432	87,159	—	—
Aircraft	250,051	—	24,207	50,843	175,001
Home equity	933	47	852	34	—
Consumer	244,369	186,373	3,326	487	54,183
Total fixed rate loans	$2,286,333	$304,453	$613,883	$779,034	$588,963

Variable rate loan maturities:

Residential real estate	$844,865	$70,376	$122,466	$202,300	$449,723
Commercial real estate	1,079,689	60,856	200,108	818,725	—
Construction & land development	133,133	8,450	6,724	117,959	—
Commercial & industrial	243,370	104,627	96,480	42,263	—
Warehouse lines of credit	339,723	339,723	—	—	—
Home equity	294,200	15,367	65,021	213,812	—
Consumer	18,548	16,675	1,859	—	14
Total variable rate loans	$2,953,528	$616,074	$492,658	$1,395,059	$449,737

Total:

Residential real estate	$1,490,649	$89,844	$175,558	$417,713	$807,534
Commercial real estate	1,785,289	80,527	454,957	1,248,290	1,515
Construction & land development	217,338	35,102	46,447	135,336	453
Commercial & industrial	510,170	155,437	247,155	107,578	—
Lease financing receivables	88,591	1,432	87,159	—	—
Aircraft	250,051	—	24,207	50,843	175,001
Warehouse lines of credit	339,723	339,723	—	—	—
Home equity	295,133	15,414	65,873	213,846	—
Consumer	262,917	203,048	5,185	487	54,197
Total loans	$5,239,861	$920,527	$1,106,541	$2,174,093	$1,038,700

Loans at maturity interval to overall total loans	100%	18%	21%	41%	20%

Allowance for Credit Losses

As of December 31, 2023, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased from $70 million as of December 31, 2022 to $82 million as of December 31, 2023. As a percent of total loans, the total Company’s ACLL increased to 1.57% as of December 31, 2023 compared to 1.56% as of December 31, 2022. An analysis of the ACLL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $8 million to $59 million as of December 31, 2023, generally driven primarily by formula reserves tied to loan growth during 2023 partially offset by the $1.5 million release of COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

Warehouse

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing December 31, 2023 to December 31, 2022. As of December 31, 2023, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for 2023.

Tax Refund Solutions

The TRS ACLL increased $102,000 from December 31, 2023 to $4 million as of December 31, 2023 driven by formula reserves applied to the $6 million of ERA loan growth which occurred during the fourth quarter of 2023. The ACLL for TRS as of December 31, 2022 was substantially all attributable to the $98 million of ERAs originated during December 2022 and the $52 million of Commercial-related loan balances originated during the fourth quarter of 2022. These balances were substantially all paid down to $0 during 2023, or alternatively, charged off during 2023.

The ACLL for TRS as of December 31, 2023 was substantially all attributable to the $103 million of ERAs originated during December 2023 and the $46 million of Commercial-related loan balances originated during the fourth quarter of 2023. As previously noted, these balances are expected to all be paid down during 2024 to $0, or alternatively, be charged off if they are deemed to be uncollectible under the Company’s charge-off policy.

Republic Credit Solutions segment

The RCS ACLL increased $4 million to $18 million as of December 31, 2023, with this increase driven by an increase in the RCS LOC II spot balance and a change in the RCS loan mix as the outstanding healthcare receivables spot balance increased and the RCS LOC I spot balance decreased.

RCS maintained an ACLL for two distinct credit products offered as of December 31, 2023, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2023, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 50.89% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 15 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (dollars in thousands)	2023	2022	2021

ACLL at beginning of period	$70,413	$64,577	$61,067

CBank Fair Value Adjustment	216	—	—

Charge-offs:

Traditional Banking:
Residential real estate	(26)	(21)	—
Commercial real estate	—	(9)	(428)
Commercial & industrial	—	—	(86)
Lease financing receivables	(141)	—	—
Home equity	(2)	—	(51)
Consumer	(1,182)	(1,290)	(895)
Total Traditional Banking	(1,351)	(1,320)	(1,460)
Warehouse lines of credit	—	—	—
Total Core Banking	(1,351)	(1,320)	(1,460)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(25,823)	(11,505)	(10,256)
Other TRS loans	(128)	(154)	(51)
Republic Credit Solutions	(13,912)	(11,390)	(4,707)
Total Republic Processing Group	(39,863)	(23,049)	(15,014)
Total charge-offs	(41,214)	(24,369)	(16,474)

Recoveries:

Traditional Banking:
Residential real estate	154	104	396
Commercial real estate	94	287	82
Commercial & industrial	123	271	76
Lease financing receivables	10	—	—
Home equity	3	121	46
Consumer	342	373	475
Total Traditional Banking	726	1,156	1,075
Warehouse lines of credit	—	—	—
Total Core Banking	726	1,156	1,075

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,463	4,831	3,533
Other TRS commercial & industrial loans	31	665	29
Republic Credit Solutions	871	1,168	408
Total Republic Processing Group	4,365	6,664	3,970

Total recoveries	5,091	7,820	5,045

Net loan recoveries (charge-offs)	(36,123)	(16,549)	(11,429)

Provision - Core Bank Loans	8,536	349	(188)
Provision - RPG Loans	39,088	22,036	15,127
Total Provision for All Loans	47,624	22,385	14,939
ACLL at end of period	$82,130	$70,413	$64,577

Credit Quality Ratios - Total Company:

ACLL to total loans	1.57%	1.56%	1.44
ACLL to nonperforming loans	398	432	314
Net loan charge-offs (recoveries) to average loans	0.73	0.38	0.25

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.21%	1.21%	1.18
ACLL to nonperforming loans	313	332	251
Net loan charge-offs (recoveries) to average loans	0.01	0.00	0.01

Table 16 — Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
Years Ended December 31, (dollars in thousands)	2023	2022	2021

Traditional Banking:
Residential real estate:
Owner-occupied	(0.01)%	(0.01)%	(0.04)%
Nonowner-occupied	—	—	—
Commercial real estate	(0.01)	(0.02)	0.03
Construction & land development	—	—	—
Commercial & industrial	(0.03)	(0.07)	—
Lease financing receivables	0.28	—	—
Aircraft	—	—	—
Home equity	—	(0.06)	—
Consumer:
Credit cards	0.55	0.48	0.65
Overdrafts	84.39	104.04	51.69
Automobile loans	0.66	(0.14)	(0.10)
Other consumer	0.33	1.02	0.27
Total Traditional Banking	0.01	—	0.01
Warehouse lines of credit	—	—	—
Total Core Banking	0.01	—	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	29.56	26.78	26.58
Other TRS commercial & industrial loans	0.53	(3.18)	0.19
Republic Credit Solutions	10.52	10.73	3.93
Total Republic Processing Group	16.27	12.02	7.42
Total	0.73%	0.38%	0.25%

*     Refund advances are originated during the first two months of each year, and beginning in December 2022, ERAs for the upcoming first quarter tax filing season are originated during the fourth quarter of the year. All RAs, including ERAs, are charged-off by June 30th of each year.

The Company’s net charge-offs to average total Company loans increased from 0.38% during 2022 to 0.73% during 2023, with net charge-offs increasing $19.6 million and average total Company loans increasing $585 million, or 13%. As discussed in more detail above, the increase in net charge-offs was primarily driven by a $19.1 million increase in net charge-offs within the Company’s TRS and RCS operations.

During 2023 and 2022, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

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

Table 17 — Management’s Allocation of the Allowance for Credit Losses on Loans

	December 31, 2023			December 31, 2022			2021
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,337	22%	0.90%	$8,909	21%	0.98%	$8,647	19%	1.05%
Nonowner-occupied	3,047	7	0.88	2,831	7	0.88	2,700	7	0.88
Commercial real estate	25,830	33	1.45	23,739	36	1.48	23,769	32	1.63
Construction & land development	6,060	4	2.79	4,123	3	2.68	4,128	3	3.19
Commercial & industrial	4,236	9	0.91	3,976	9	0.97	3,487	9	1.02
Lease financing receivables	1,061	2	1.20	110	—	1.05	91	—	1.05
Aircraft	625	5	0.25	449	4	0.25	357	3	0.25
Home equity	5,501	6	1.86	4,628	5	1.91	4,111	5	1.95
Consumer:
Credit cards	1,074	—	6.45	996	—	6.44	934	—	6.44
Overdrafts	694	—	100.00	726	—	100.00	683	—	100.00
Automobile loans	32	—	1.20	87	—	1.29	186	—	1.29
Other consumer	501	—	6.74	135	—	21.57	314	—	21.93
Total Traditional Banking	58,998	88	1.28	50,709	85	1.32	49,407	78	1.41
Warehouse lines of credit	847	6	0.25	1,009	9	0.25	2,126	19	0.25
Total Core Banking	59,845	94	1.21	51,718	94	1.21	51,533	97	1.18

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,929	2	3.81	3,797	2	4.00	—	—	—
Other TRS commercial & industrial loans	61	1	0.13	91	1	0.18	96	1	0.19
Republic Credit Solutions	18,295	3	13.82	14,807	3	13.73	12,948	2	13.91
Total Republic Processing Group	22,285	6	7.91	18,695	6	7.27	13,044	3	9.06
Total	$82,130	100%	1.57%	$70,413	100%	1.56%	$64,577	100%	1.44%

*See Table 13 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of December 31, 2023.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention,” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $14 million during 2023, driven primarily by upgrades during 2023 to commercial-purpose loans within the hospitality and leisure industry.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

December 31, (in thousands)	2023	2022	2021

Loss	$—	$—	$—
Doubtful	—	—	—
Substandard	20,253	17,010	21,714
PCD - Substandard	1,699	1,498	1,692
Total Classified Loans	21,952	18,508	23,406

Special Mention	51,447	69,246	114,496
PCD - Special Mention	447	718	795
Total Special Mention Loans	51,894	69,964	115,291

Total Classified and Special Mention Loans	$73,846	$88,472	$138,697

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category as of December 31, 2022 included TDRs totaling approximately $2 million. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the TDR designation under GAAP.

Nonperforming loans to total loans increased to 0.39% at December 31, 2023 from 0.36% at December 31, 2022, as the total balance of nonperforming loans increased by $4 million, or 26%, while total loans increased $724 million, or 16%, during 2023.

The ACLL to total nonperforming loans decreased to 398% as of December 31, 2023 from 432% as of December 31, 2022, as the total ACLL increased $12 million and the balance of nonperforming loans increased by approximately $4 million, or 26%. The driver of the increase in ACLL was primarily formula reserves applied to $724 million of loan growth from December 31, 2022 to December 31, 2023.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (in thousands)	2023	2022	2021

Loans on nonaccrual status*	$19,150	$15,562	$20,504
Loans past due 90-days-or-more and still on accrual**	1,468	756	48
Total nonperforming loans	20,618	16,318	20,552
Other real estate owned	1,370	1,581	1,792
Total nonperforming assets	$21,988	$17,899	$22,344

Credit Quality Ratios - Total Company:
ACLL to total loans	1.57%	1.56%	1.44%
Nonaccrual loans to total loans	0.37	0.34	0.46
ACLL to nonaccrual loans	429	452	315
Nonperforming loans to total loans	0.39	0.36	0.46
Nonperforming assets to total loans (including OREO)	0.42	0.40	0.50
Nonperforming assets to total assets	0.33	0.31	0.37

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.21%	1.21%	1.18%
Nonaccrual loans to total loans	0.39	0.37	0.47
ACLL to nonaccrual loans	313	332	251
Nonperforming loans to total loans	0.39	0.37	0.47
Nonperforming assets to total loans (including OREO)	0.41	0.40	0.51
Nonperforming assets to total assets	0.35	0.32	0.40

*  Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Table 20 — Nonperforming Loan Composition

	2023		2022		2021
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$15,056	1.32%	$13,388	1.47%	$12,039	1.47%
Nonowner-occupied	64	0.02	117	0.04	95	0.03
Commercial real estate	850	0.05	1,001	0.06	6,557	0.45
Construction & land development	—	—	—	—	—	—
Commercial & industrial	1,221	0.26	—	—	13	0.00
Lease financing receivables	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	1,948	0.66	815	0.34	1,700	0.81
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	1	0.15
Automobile loans	10	0.38	31	0.46	97	0.67
Other consumer	1	0.01	210	33.55	3	0.21
Total Traditional Banking	19,150	0.41	15,562	0.40	20,505	0.59
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	19,150	0.39	15,562	0.37	20,505	0.47

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	1,468	1.11	756	0.70	47	0.05
Total Republic Processing Group	1,468	0.52	756	0.29	47	0.03

Total nonperforming loans	$20,618	0.39	$16,318	0.36	$20,552	0.46

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	125	$4,569	45	$7,200	3	$3,287	173	$15,056
Nonowner-occupied	3	64	—	—	—	—	3	64
Commercial real estate	—	—	1	191	1	659	2	850
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	1	339	1	821	4	1,221
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	36	1,236	3	712	—	—	39	1,948
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	3	10	—	—	—	—	3	10
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	170	5,941	50	8,442	5	4,767	225	19,150
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	170	5,941	50	8,442	5	4,767	225	19,150

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	1,468	NM	1,468
Total Republic Processing Group	NM	—	—	—	—	1,468	NM	1,468

Total	170	$5,941	50	$8,442	5	$6,235	225	$20,618

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner-occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2021		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	146	$5,042	27	$4,857	2	$2,140	175	$12,039
Nonowner occupied	3	95	—	—	—	—	3	95
Commercial real estate	—	—	4	872	3	5,685	7	6,557
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	13	—	—	—	—	1	13
Paycheck Protection Program	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	25	695	5	1,005	—	—	30	1,700
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	1	—	—	—	—	NM	1
Automobile loans	13	97	—	—	—	—	13	97
Other consumer	4	3	—	—	—	—	4	3
Total Traditional Banking	192	5,946	36	6,734	5	7,825	233	20,505
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	192	5,946	36	6,734	5	7,825	233	20,505

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	47	—	—	—	—	NM	47
Total Republic Processing Group	NM	47	—	—	—	—	NM	47

Total	192	$5,993	36	$6,734	5	$7,825	233	$20,552

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $912,000, $1.0 million, and 1.3 million in 2023, 2022, and 2021.

Based on the Bank’s review as of December 31, 2023, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits.

Table 22 — Rollforward of Nonperforming Loans

Years Ended December 31, (in thousands)	2023	2022	2021

Nonperforming loans at the beginning of the period	$16,318	$20,552	$23,595
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	9,503	7,076	3,627
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(4,801)	(10,934)	(5,221)
Principal balance paydowns of loans nonperforming at both period ends	(1,116)	(1,084)	(1,450)
Net change in principal balance of other nonperforming loans*	714	708	1

Nonperforming loans at the end of the period	$20,618	$16,318	$20,552

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 23 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2023	2022	2021

Loans charged off	$—	$—	$(57)
Loans transferred to OREO	—	—	—
Loan payoffs and paydowns	(2,495)	(8,385)	(4,884)
Loans returned to accrual status	(2,306)	(2,549)	(280)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(4,801)	$(10,934)	$(5,221)

Delinquent Loans

Delinquent loans to total loans increased to 0.42% as of December 31, 2023, from 0.34% as of December 31, 2022, primarily due to a $5 million increase in delinquent RPG loans and a $2 million increase in Core Bank loans.

Core Bank delinquent loans to total Core Bank loans increased to 0.16% as of December 31, 2023 from 0.14% as of December 31, 2022. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2023 and December 31, 2022 were on nonaccrual status.

Table 24 — Delinquent Loan Composition*

	2023		2022		2021
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$5,803	0.51%	$4,834	0.53%	$1,599	0.19%
Nonowner-occupied	—	—	—	—	—	—
Commercial real estate	—	—	604	0.04	5,292	0.36
Construction & land development	—	—	—	—	—	—
Commercial & industrial	1,360	0.29	177	0.04	21	0.01
Lease financing receivables	18	0.02	—	—	—	—
Aircraft	—	—	—	—	—	—
Home equity	767	0.26	175	0.07	314	0.15
Consumer:
Credit cards	35	0.21	55	0.36	30	0.21
Overdrafts	131	18.88	160	22.04	164	24.01
Automobile loans	2	0.08	11	0.16	9	0.06
Other consumer	60	0.81	44	7.03	1	0.07
Total Traditional Banking	8,176	0.18	6,060	0.16	7,430	0.21
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	8,176	0.16	6,060	0.14	7,430	0.17

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	13,916	10.51	9,200	8.53	6,035	6.48
Total Republic Processing Group	13,916	4.94	9,200	3.58	6,035	4.19

Total delinquent loans	$22,092	0.42	$15,260	0.34	$13,465	0.30

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 25 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2023	2022	2021

Delinquent loans at the beginning of the period	$15,260	$13,465	$19,947
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	6,625	5,507	1,459
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(4,371)	(6,847)	(3,559)
Principal balance paydowns of loans delinquent at both period ends	(106)	(50)	(158)
Net change in principal balance of other delinquent loans*	4,684	3,185	(4,224)
Delinquent loans at the end of period	$22,092	$15,260	$13,465

*Includes small consumer portfolios, e.g., RCS loans.

Table 26 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2023	2022	2021

Loans charged off	$(1)	$(1)	$(58)
Refund Advances paid off or charged off
Loans transferred to OREO	—	—	—
Loan payoffs and paydowns	(1,915)	(6,243)	(2,016)
Loans paid current	(2,455)	(603)	(1,485)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(4,371)	$(6,847)	$(3,559)

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

There were $1.9 million of collateral-dependent loan modifications made during 2023, and as of December 31, 2023 there were $21.0 million of collateral-dependent loans outstanding on the Company’s balance sheet.

The table below presents the composition of the Company’s TDRs and collateral-dependent loans on its consolidated balance sheet as of December 31, 2022 and 2021.

Table 27 — Collateral Dependent Loan Composition

Years Ended December 31, (in thousands)	2022	2021

Cashflow-dependent TDRs	$5,761	$5,960
Collateral-dependent TDRs	6,265	9,426
Total TDRs	12,026	15,386
Collateral-dependent loans (which are not TDRs or Loan Modifications)	14,186	14,645
Total recorded investment in TDRs and collateral-dependent loans	$26,212	$30,031

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding collateral-dependent loans and TDRs.

Other Real Estate Owned

Table 28 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2023	2022	2021

OREO at beginning of period	$1,581	$1,792	$2,499
Transfer from loans to OREO	—	—	64
Proceeds from sale*	—	—	(611)
Net gain on sale	—	—	51
Writedowns	(211)	(211)	(211)
OREO at end of period	$1,370	$1,581	$1,792

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses. The Company carried $104 million and $102 million of BOLI on its consolidated balance sheet as of December 31, 2023 and 2022.

Table 29 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2023	2022	2021

BOLI at beginning of period	$101,687	$99,161	$68,018
BOLI acquired	—	—	30,000
Death benefits paid from cash surrender value	(490)	—	(1,099)
Increase in cash surrender value	2,719	2,526	2,242
BOLI at end of period	$103,916	$101,687	$99,161

Deposits

Table 30 — Deposit Composition

(in thousands)	2023	2022	2021

Core Bank:
Demand	$1,158,051	$1,336,082	$1,381,522
Money market accounts	1,007,356	707,272	789,876
Savings	263,238	323,015	311,624
Reciprocal money market	188,078	28,635	60,685
Individual retirement accounts (1)	33,793	38,640	43,724
Time deposits, $250 and over (1)	101,787	54,855	81,050
Other certificates of deposit (1)	225,614	129,324	154,174
Reciprocal time deposits (1)	90,857	7,405	17,265
Wholesale brokered deposits (1)	88,767	—	—
Total Core Bank interest-bearing deposits	3,157,541	2,625,228	2,839,920
Total Core Bank noninterest-bearing deposits	1,239,466	1,464,493	1,579,171
Total Core Bank deposits	4,397,007	4,089,721	4,419,091

Republic Processing Group:
Wholesale brokered deposits (1)	199,960	—	—
Money market accounts	18,664	3,849	9,717
Total RPG interest-bearing deposits	218,624	3,849	9,717

Noninterest-bearing prepaid card deposits	318,769	328,655	320,907
Other noninterest-bearing deposits	118,763	115,620	89,601
Total RPG noninterest-bearing deposits	437,532	444,275	410,508
Total RPG deposits	656,156	448,124	420,225

Total deposits	$5,053,163	$4,537,845	$4,839,316
(1)	Represents time deposits.

Total deposits increased $515 million from December 31, 2022 to $5.1 billion as of December 31, 2023. Total Core Bank deposits increased by $307 million with the March 2023 CBank acquisition resulting in $165 million of this growth. Core Bank legacy deposits, which excludes the deposits assumed from the CBank acquisition, increased $142 million, or 3%, from December 31, 2022. Within the Core Bank’s legacy deposits, interest-bearing deposits increased $408 million and noninterest-bearing deposits decreased $266 million.

As previously noted, Management believes the following two factors generally drove the $266 million decrease in Core Bank legacy noninterest-bearing deposits.

●	The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane.

●	The second is that the substantial increase in market interest rates over the past year has caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash both inside and outside the Bank.

Related to the $408 million increase in Core Bank legacy interest-bearing deposits, much of this increase occurred after the first quarter of when the Bank began offering significantly higher rates on these products in order to combat deposit run-off. Management believes the higher offering rates it is paying for its Traditional Bank interest-bearing deposits as of December 31, 2023 will likely continue to raise the Traditional Bank's overall cost of funds into 2024 and could cause further contraction to its net interest margin if it unable to offset this increased cost through higher interest-earning asset yields.

RPS Deposits

Substantially all deposits within the RPG prepaid deposit category are non-interest bearing in nature as of December 31, 2023. Beginning in 2024, however, RPG expects to begin sharing a significant portion of the interest revenue that it earns on these balances with the prepaid card program managers. Management expects to record this revenue share as interest expense on deposits. This revenue share is expected to be materially negative to the net income of the prepaid card program.

Table 31 — Average Deposits

	2023		2022		2021
	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,500,975	0.77%	$1,696,809	0.12%	$1,580,570	0.02%
Money market accounts	874,332	2.42	779,457	0.26	784,777	0.05
Time deposits	298,313	2.91	240,701	1.10	300,784	1.21
Reciprocal money market accounts	146,435	3.41	44,152	0.22	185,922	0.18
Reciprocal time deposits	57,558	4.42	10,890	0.48	40,581	0.75
Brokered deposits	47,078	5.34	—	—	30,863	0.08
Total average interest-bearing deposits	2,924,691	1.76	2,772,009	0.17	2,923,497	0.17
Total average noninterest-bearing deposits	1,880,471	—	2,148,848	—	2,129,222	—
Total average deposits	$4,805,162	1.07%	$4,920,857	0.14%	$5,052,719	0.10%

Table 32 — Maturity Schedule of Time Deposits in Excess of the FDIC Limit and Estimated Time Deposits that are Otherwise Uninsured as of December 31, 2023

	Individual Instruments	Estimated
	that Meet or Exceed the	Otherwise Uninsured
Maturity (dollars in thousands)	FDIC Insurance Limit	Time Deposits	Total

Three months or less	$13,525	$274	$13,799
Over three months through six months	50,455	2,130	52,585
Over six months through 12 months	31,484	3,261	34,745
Over 12 months	6,323	905	7,228
Total	$101,787	$6,570	$108,357

The Bank held total estimated uninsured deposits of $1.8 billion as of December 31, 2023.

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

SSUARs decreased $119 million, or 55%, during 2023 to $98 million as of December 31, 2023. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

While the Bank has changed its pricing strategy with deposits in order to retain and attract funds, it has not generally changed its pricing strategy with SSUARs. As a result, its SSUAR balances have continued to decline during 2023. At this time, management is not contemplating a change in its pricing strategy for SSUARs, and as a result, a further decline in outstanding balances is possible. The Bank’s SSUAR pricing strategy, however, is subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Table 33 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2023	2022	2021

Outstanding balance at end of period	$97,618	$216,956	$290,967
Weighted average interest rate at period end	0.50%	0.41%	0.04%
Average outstanding balance during the period	$134,632	$265,188	$231,430
Average interest rate during the period	0.43%	0.15%	0.03%
Maximum outstanding at any month end	$311,035	$303,315	$432,047

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $380 million as of December 31, 2023 compared to $95 million as of December 31, 2022. During the third quarter of 2023, the Bank extended the term of an additional $200 million in overnight borrowings into longer-term, fixed rate advances with a weighted average term of 4.33 years and a weighted average cost of 4.61%. With overnight borrowings costing approximately 5.40% during the quarter, the Bank extended these borrowings to mitigate the risk of rising interest rates to its balance sheet, while also taking advantage of the inverted yield curve by lowering its total borrowings costs. As of December 31, 2023, approximately $270 million of the Bank’s FHLB advances were fixed terms with a weighted average maturity of 4.5 years and a weighted-average cost of 4.33%. In addition, the Bank had remaining $110 million of overnight borrowings with a cost of 5.38% as of December 31, 2023.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 34 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2023	2022	2021

Outstanding balance at end of period	$380,000	$95,000	$25,000
Weighted average interest rate at period end	4.63%	3.84%	0.14%
Average outstanding balance during the period	$325,678	$21,233	$29,479
Average interest rate during the period	4.68%	1.60%	0.19%
Maximum outstanding at any month end	$525,000	$95,000	$25,000

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2023 and 2022 is included in the following table:

		2023		2022
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$120,442	$4,066	$40,032	$1,386
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	95,820	(4,867)	91,636	(6,742)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$216,262	$(801)	$131,668	$(5,356)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	95,820	4,867	91,636	6,742
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	120,442	(4,066)	40,032	(1,386)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$216,262	$801	$131,668	$5,356

Total		$432,524	$—	$263,336	$—

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

Table 35 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

December 31, (in thousands)	2023	2022	2021

Cash and cash equivalents	$316,567	$313,689	$756,971
Unencumbered debt securities	491,783	438,052	219,775
Total liquid assets	808,350	751,741	976,746

Available borrowing capacity with the FHLB	730,265	899,362	900,424
Available borrowing capacity through unsecured credit lines	100,000	125,000	125,000
Total available borrowing capacity	830,265	1,024,362	1,025,424

Total liquid assets and available borrowing capacity	$1,638,615	$1,776,103	$2,002,170

The Company had a loan to deposit ratio (excluding wholesale brokered deposits) of 106% as of December 31, 2023 and 107% as of December 31, 2022. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As noted in the sections above titled “Deposits” and “Securities Sold Under Agreements to Repurchase and Other Short-term Borrowings,” the Bank implemented a general strategy during 2022 and most of the first quarter of 2023 to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, however, the Bank did experience a decline in both personal and business deposit balances and SSUAR balances as some clients moved their funds to more attractive offerings outside of the Bank. In response to this deposit outflow, during the second quarter of 2023 the Bank began marketing some deposit products, such as money market accounts and short-term certificates of deposit, with higher offering rates. This strategy generally reversed the outflow of deposits during late May and June of 2023. These higher offering rates also raised the Traditional Bank's overall cost of funds meaningfully during 2023 and caused contraction to its net interest margin on a linked-quarter basis. Management is unsure if these higher offering rates will continue to prevent future deposit outflows or if the Bank may be required to raise its offering rates more in order to prevent future deposit outflows. The Bank’s overall deposit and SSUAR pricing strategies are subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of December 31, 2023, the Bank had approximately $912 million in deposits from 187 large non-sweep deposit relationships, including reciprocal deposits, where the deposit amount exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.8 billion, or 35%, of total deposits as of December 31, 2023. The 20 largest non-sweep deposit relationships by taxpayer identification number represented approximately $312 million, or 6%, of the Bank’s total deposit balances as of December 31, 2023. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of December 31, 2023 and December 31, 2022, these pledged investment securities had a fair value of $100 million and $218 million.

Capital

Table 36 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2023	2022	2021

Stockholders’ equity	$912,756	$856,613	$843,063
Book value per share at December 31,	47.15	43.38	42.69
Tangible book value per share at December 31,*	44.55	42.11	41.40
Dividends declared per share - Class A Common Stock	1.496	1.364	1.232
Dividends declared per share - Class B Common Stock	1.360	1.240	1.120
Average stockholders’ equity to average total assets	14.21%	13.82%	13.41%
Total risk-based capital	16.10	17.92	17.48
Common equity tier 1 capital	14.85	16.70	16.39
Tier 1 risk-based capital	14.85	16.70	16.39
Tier 1 leverage capital	13.89	14.81	13.36
Dividend payout ratio	32	30	29
Dividend yield	3.66	3.33	2.42

*For additional detail, see Footnote 2 of “Selected Financial Data” in this section of the filing.

Total stockholders’ equity increased from $857 million as of December 31, 2022 to $913 million as of December 31, 2023. The increase in stockholders’ equity was primarily attributable to net income earned during 2023 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2024, the Bank could, without prior approval, declare dividends of approximately $133 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

See the following footnotes within Part II Item 8 “Financial Statements and Supplementary Data” for additional detail regarding contractual obligations and other commitments of the Company or Bank:

●	Footnote 6 “Right-of-Use Assets and Operating Lease Liabilities”

●	Footnote 9 “Deposits”

●	Footnote 10 “Securities Sold Under Agreements to Repurchase”

●	Footnote 12 “Off Balance Sheet Risks, Commitments, and Contingent Liabilities”

●	Footnote 17 “Benefit Plans”

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

As of December 31, 2023, a dynamic simulation model was run for interest rate changes from “Down 300” basis points to “Up 300” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2024 and ending December 31, 2024 based on instantaneous movements in interest rates from Down 300 to Up 300 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 37 — Bank Interest Rate Sensitivity as of December 31, 2023 and 2022

		Change in Rates
	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of December 31, 2023	5.0%	0.1%	0.2%	(1.0)%	(2.1)%	(3.1)%
% Change from base net interest income as of December 31, 2022	(5.7)%	(2.8)%	(0.6)%	1.8%	3.7%	5.7%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2022 to December 31, 2023 occurred in all the scenarios. In general, the period-to-period declines in the up-rate scenarios were generally tied to three main factors. First, the Company’s average interest-earning cash balances further declined from December 2022 to December 2023. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its immediately repricing interest-earning cash, decreased. Second, the Company increased its assumed deposit betas from December 2022 to December 2023 in anticipation of a more competitive deposit gathering and retention environment. These higher deposit betas resulted in higher projected costs for the Company’s interest-bearing deposits in a rising rate environment. Third, net interest income is projected to decline in the up-rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of December 31, 2023 as compared to December 31, 2022.

Conversely in the down rate scenarios, the Company’s interest rate risk position notably improved. This improvement was generally tied to three factors. The first factor is a notable increase above current levels for mortgage banking income as refinance activity is assumed to increase with a decline in interest rates. Second, net interest income is expected to improve due to the assumed benefit for interest rate floors related to loans, which are projected to take effect with a substantial drop in interest rates. Third, net interest income is projected to improve in the down rate scenarios due to the increased amount of immediately repricing overnight borrowings on the Company’s balance sheet as of December 31, 2023 as compared to December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Adjustments to the Historical Loss Rate

As described in Note 1 and Note 4, the allowance for credit losses on loans (“ACLL”) under ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical loss rates, qualitative factors, and reasonable and supportable forecasts. The allowance for credit losses was $82.1 million as of December 31, 2023.

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

/S/ Crowe LLP

We have served as the Company’s auditor since 1996. Louisville, Kentucky March 14, 2024

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2023	2022

ASSETS

Cash and cash equivalents	$316,567	$313,689
Available-for-sale debt securities, at fair value (amortized cost of $618,525 in 2023 and $663,003 in 2022, allowance for credit losses of $0 in 2023 and 2022)	591,313	620,365
Held-to-maturity debt securities (fair value of $76,167 in 2023 and $87,357 in 2022, allowance for credit losses of $10 in 2023 and $10 in 2022)	76,387	87,386
Equity securities with readily determinable fair value	174	111
Mortgage loans held for sale, at fair value	3,227	1,302
Consumer loans held for sale, at fair value	7,914	4,706
Consumer loans held for sale, at the lower of cost or fair value	16,094	13,169
Loans (loans carried at fair value of $0 in 2023 and $2 in 2022)	5,239,861	4,515,802
Allowance for credit losses	(82,130)	(70,413)
Loans, net	5,157,731	4,445,389
Federal Home Loan Bank stock, at cost	23,770	9,146
Premises and equipment, net	33,411	31,978
Right-of-use assets	34,691	37,017
Goodwill	40,516	16,300
Other real estate owned	1,370	1,581
Bank owned life insurance	103,916	101,687
Low-income housing tax credit investments	75,055	75,324
Other assets and accrued interest receivable	112,755	76,393

TOTAL ASSETS	$6,594,891	$5,835,543

LIABILITIES

Deposits:
Noninterest-bearing	$1,676,998	$1,908,768
Interest-bearing	3,376,165	2,629,077
Total deposits	5,053,163	4,537,845

Securities sold under agreements to repurchase and other short-term borrowings	97,618	216,956
Operating lease liabilities	35,539	37,809
Federal Home Loan Bank advances	380,000	95,000
Low-income housing tax credit obligations	58,619	43,609
Other liabilities and accrued interest payable	57,196	47,711

Total liabilities	5,682,135	4,978,930

Commitments and contingent liabilities (Footnote 12)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,203,355 shares (2023) and 17,584,928 shares (2022) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,154,562 shares (2023) and 2,159,495 shares (2022) issued and outstanding	4,553	4,648
Additional paid in capital	142,124	141,694
Retained earnings	786,487	742,250
Accumulated other comprehensive (loss) income	(20,408)	(31,979)

Total stockholders’ equity	912,756	856,613

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,594,891	$5,835,543

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2023	2022	2021

INTEREST INCOME:

Loans, including fees	$325,148	$221,075	$219,592
Taxable investment securities	19,260	11,384	7,450
Federal Home Loan Bank stock and other	11,655	11,725	1,364
Total interest income	356,063	244,184	228,406

INTEREST EXPENSE:

Deposits	51,481	6,757	5,039
Securities sold under agreements to repurchase and other short-term borrowings	574	397	63
Federal Home Loan Bank advances	15,230	339	57
Subordinated note	—	—	507
Total interest expense	67,285	7,493	5,666

NET INTEREST INCOME	288,778	236,691	222,740

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	47,624	22,348	14,808

NET INTEREST INCOME AFTER PROVISION	241,154	214,343	207,932

NONINTEREST INCOME:

Service charges on deposit accounts	13,855	13,426	12,553
Net refund transfer fees	15,748	17,080	20,248
Mortgage banking income	3,542	6,196	19,994
Interchange fee income	13,057	13,125	13,062
Program fees	15,582	16,172	14,237
Increase in cash surrender value of bank owned life insurance	2,719	2,526	2,242
Death benefits in excess of cash surrender value of life insurance	1,728	—	979
Net losses on other real estate owned	(211)	(211)	(160)
Contract termination fee	—	5,000	—
Legal settlement	—	13,000	—
Other	5,437	3,496	3,420
Total noninterest income	71,457	89,810	86,575

NONINTEREST EXPENSE:

Salaries and employee benefits	115,869	111,240	110,088
Technology, equipment, and communication	29,107	28,954	29,351
Occupancy	13,967	13,014	13,193
Marketing and development	8,446	6,875	4,390
FDIC insurance expense	2,728	1,668	1,591
Interchange related expense	5,965	4,773	4,960
Legal and professional fees	3,204	4,024	4,924
Merger expense	2,160	—	—
Other	17,952	16,760	14,568
Total noninterest expense	199,398	187,308	183,065

INCOME BEFORE INCOME TAX EXPENSE	113,213	116,845	111,442
INCOME TAX EXPENSE	22,839	25,739	23,831
NET INCOME	$90,374	$91,106	$87,611

BASIC EARNINGS PER SHARE:
Class A Common Stock	$4.64	$4.60	$4.29
Class B Common Stock	4.21	4.19	3.90

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$4.62	$4.59	$4.28
Class B Common Stock	4.20	4.17	3.89

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2023	2022	2021

Net income	$90,374	$91,106	$87,611

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on AFS debt securities	15,380	(45,109)	(8,908)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	46	(29)	63
Total other comprehensive income (loss) before income tax	15,426	(45,138)	(8,845)
Income tax benefit (expense) related to items of other comprehensive income	(3,855)	11,285	2,210
Total other comprehensive income (loss), net of tax	11,571	(33,853)	(6,635)

COMPREHENSIVE INCOME	$101,945	$57,253	$80,976

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2023, 2022, and 2021

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2021	18,697	2,199	$4,899	$143,637	$666,278	$8,509	$823,323

Net income	—	—	—	—	87,611	—	87,611
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(6,635)	(6,635)
Dividends declared on Common Stock:
Class A Shares ($1.232 per share)	—	—	—	—	(22,451)	—	(22,451)
Class B Shares ($1.120 per share)	—	—	—	—	(2,435)	—	(2,435)
Stock options exercised, net of shares withheld	28	—	13	(155)	—	—	(142)
Conversion of Class B to Class A Common Shares	34	(34)	—	—	—	—	—
Repurchase of Class A Common Stock	(980)	—	(216)	(6,831)	(40,481)	—	(47,528)
Net change in notes receivable on Class A Common Stock	—	—	—	151	—	—	151
Deferred compensation - Class A Common Stock:
Directors	4	—	—	417	—	—	417
Designated key employees	—	—	—	607	—	—	607
Employee stock purchase plan - Class A Common Stock	15	—	4	691	—	—	695
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	129	—	—	129
Restricted stock, net of shares tendered back	18	—	2	736	—	—	738
Stock options	—	—	—	574	—	—	574

Balance, December 31, 2021	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	91,106	—	91,106
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(33,853)	(33,853)
Dividends declared on Common Stock:
Class A Shares ($1.364 per share)	—	—	—	—	(24,122)	—	(24,122)
Class B Shares ($1.240 per share)	—	—	—	—	(2,679)	—	(2,679)
Stock options exercised, net of shares withheld	3	—	2	50	—	—	52
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(273)	—	(60)	(1,940)	(10,577)	—	(12,577)
Net change in notes receivable on Class A Common Stock	—	—	—	61	—	—	61
Deferred compensation - Class A Common Stock:
Directors	6	—	—	503	—	—	503
Designated key employees	—	—	—	725	—	—	725
Employee stock purchase plan - Class A Common Stock	16	—	4	690	—	—	694
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	152	—	—	152
Restricted stock, net of shares tendered back	12	—	—	937	—	—	937
Stock options	—	—	—	560	—	—	560

Balance, December 31, 2022	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	90,374	—	90,374
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	11,571	11,571
Dividends declared on Common Stock:
Class A Shares ($1.496 per share)	—	—	—	—	(26,002)	—	(26,002)
Class B Shares ($1.360 per share)	—	—	—	—	(2,933)	—	(2,933)
Stock options exercised, net of shares withheld	1	—	1	340	(343)	—	(2)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(456)	—	(100)	(3,319)	(16,860)	—	(20,279)
Net change in notes receivable on Class A Common Stock	—	—	—	49	—	—	49
Deferred compensation - Class A Common Stock:
Directors	—	—	2	767	—	—	769
Designated key employees	7	—	—	671	—	—	671
Employee stock purchase plan - Class A Common Stock	16	—	3	735	—	—	738
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(281)	—	—	(281)
Restricted stock, net of shares tendered back	45	—	(1)	694	1	—	694
Stock options	—	—	—	774	—	—	774

Balance, December 31, 2023	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$90,374	$91,106	$87,611
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,947	4,798	4,414
Net accretion and amortization on loans	(3,576)	(3,760)	(13,973)
Unrealized and realized losses on equity securities with readily determinable fair value	(63)	263	463
Depreciation of premises and equipment	7,063	7,598	8,986
Amortization of mortgage servicing rights	1,881	2,264	3,453
(Recovery) loss of mortgage servicing rights	—	—	(500)
Provision for on-balance sheet exposures	47,624	22,348	14,808
Provision for off-balance sheet exposures	90	198	63
Net gain on sale of mortgage loans held for sale	(2,053)	(4,942)	(19,659)
Origination of mortgage loans held for sale	(77,800)	(205,365)	(680,714)
Proceeds from sale of mortgage loans held for sale	77,928	238,398	717,847
Net gain on sale of consumer loans held for sale	(12,753)	(13,277)	(11,298)
Origination of consumer loans held for sale	(1,056,995)	(1,045,715)	(882,180)
Proceeds from sale of consumer loans held for sale	1,063,615	1,063,801	875,570
Net gain realized on sale of other real estate owned	—	—	(51)
Writedowns of other real estate owned	211	211	211
Deferred compensation expense - Class A Common Stock	1,440	1,228	1,024
Stock-based awards and ESPP expense - Class A Common Stock	1,298	1,753	1,545
Amortization of right-of-use assets	6,062	8,190	5,874
Accretion of operating lease liabilities	(6,023)	(8,223)	(6,022)
Net gain on sale of bank premises and equipment	—	—	(399)
Increase in cash surrender value of bank owned life insurance	(2,719)	(2,526)	(2,242)
Gain from death benefits in excess of cash surrender value of BOLI	(1,728)	—	(979)
Net change in other assets and liabilities:
Accrued interest receivable	(4,875)	(3,695)	3,048
Accrued interest payable	3,834	80	(183)
Other assets	(24,763)	(3,863)	(792)
Other liabilities	(4,488)	3,919	(5,672)
Net cash provided by operating activities	108,531	154,789	100,253
INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	(40,970)	—	—
Purchases of available-for-sale debt securities	(45,000)	(329,820)	(211,545)
Purchases of held-to-maturity debt securities	(25,000)	(75,000)	—
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	106,123	161,561	230,457
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	35,999	31,945	9,139
Net change in outstanding warehouse lines of credit	64,837	446,990	112,246
Purchase of correspondent loans, including premiums paid	(110,620)	(30)	(54)
Net change in other loans	(493,163)	(478,928)	207,169
Proceeds from redemption of Federal Home Loan Bank stock	—	1,165	7,086
Net purchases of Federal Home Loan Bank stock	(14,624)	—	—
Proceeds from sales of other real estate owned	—	—	611
Proceeds from sale of bank premises and equipment	—	—	637
Purchase of bank owned life insurance, net of death benefits paid	—	—	(28,901)
Investments in low-income housing tax partnerships	10,145	(8,889)	(14,507)
Net purchases of premises and equipment	(6,896)	(3,503)	(5,785)
Proceeds of principal and earnings from bank-owned life insurance	2,218	—	—
Net cash used in investing activities	(516,951)	(254,509)	306,553
FINANCING ACTIVITIES:
Net change in deposits	293,640	(301,471)	106,415
Net change in securities sold under agreements to repurchase and other short-term borrowings	(119,338)	(74,011)	79,941
Payments of Federal Home Loan Bank advances	(733,000)	(25,000)	(235,000)
Proceeds from Federal Home Loan Bank advances	1,018,000	95,000	25,000
Payoff of subordinated note, net of common security interest	—	—	(40,000)
Repurchase of Class A Common Stock	(20,279)	(12,577)	(47,528)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	627	590	591
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(2)	52	(142)
Cash dividends paid	(28,350)	(26,145)	(24,699)
Net cash (used in) provided by financing activities	411,298	(343,562)	(135,422)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,878	(443,282)	271,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	313,689	756,971	485,587
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$316,567	$313,689	$756,971
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$63,451	$7,413	$5,849
Income taxes	21,487	21,637	20,069
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$522	$1,838	$5,054
Transfers from loans to real estate acquired in settlement of loans	—	—	64
New unfunded obligations in low-income-housing investments	30,300	29,115	10,000
Right-of-use assets recorded	3,736	6,382	1,354
Operating Lease Liabilities Recorded	3,753	6,360	1,354

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly owned subsidiaries, Republic Bank & Trust Company and Republic Insurance Services, Inc. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc. and its subsidiaries. The term “Bank” refers to the Company’s subsidiary bank: Republic Bank & Trust Company. The term “Captive” refers to the Company’s dissolved insurance subsidiary: Republic Insurance Services, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through six reportable segments using a multitude of delivery channels. While the Bank operates primarily in its market footprint, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. During the fourth quarter of 2023, the Company dissolved its Captive, a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provided property and casualty insurance coverage to the Company and the Bank, as well as a group of unrelated third-party insurance captives.

As of December 31, 2023, the Company was divided into six reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, RPS and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2023, Republic had 47 full-service banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 19
●	Central Kentucky — 6
●	Georgetown — 1
●	Lexington — 5
●	Northern Kentucky (Metropolitan Cincinnati) — 4

●Bellevue— 1

●	Covington — 1
●	Crestview Hills — 1
●	Florence — 1
●	Indiana — 3
●	Southern Indiana (Metropolitan Louisville) — 3
●	Floyds Knobs — 1
●	Jeffersonville — 1
●	New Albany — 1
●	Florida — 7
●	Metropolitan Tampa — 7
●	Ohio — 4
●	Metropolitan Cincinnati — 4
●	Tennessee — 4
●	Metropolitan Nashville — 4

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s final federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2023 and 2022:

●	Offered only during the first two months of each year;
●	The taxpayer had the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250;
●	No requirement that the taxpayer pay for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank deducted from the taxpayer’s tax refund proceeds; and

●	If an insufficient refund to repay the RA:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA credit product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERA credits. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for RAs, including ERAs, as interest income on loans. RAs originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs and ERAs do not have a contractual due date but the Company considered an RA, related to the first quarter 2023 tax filing season, delinquent if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are charged-off by June 30th of that year, with RAs collected during the second half of that year recorded as recoveries of previously charged-off loans.

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

Republic Payment Solutions segment - The RPS Division offers a range of payments-related products and services to consumers through third party service providers. The Bank offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS division offers prepaid and debit solutions primarily marketed to the consumer industry.

Prepaid solutions include the issuing of payroll and general purpose reloadable (“GPR”) cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products typically held in pooled accounts at the Bank with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit with GPR cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of demand deposit accounts, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

The Bank participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard RPPS. These capabilities are complementary to issuing within RPS, as well as, generally facilitating the movement of money for the TRS and RCS Divisions.

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

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

For the RCS line of credit and healthcare receivable products, the Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “RCS Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “RCS Program fees.”

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

The Bank’s warehouse lines of credit are secured by single family, first-lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2023, 31% of collateral securing warehouse lines was located in California.

Earnings Concentration — For 2023, 2022 and 2021, approximately 32%, 31% and 24% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 13%, 16% and

12%, the RPS segment accounted for 5%, 2% and 1%, while the RCS segment accounting for 14%, 13% and 11% of total Company net revenues.

For 2023, 2022, and 2021, approximately 3%, 4% and 8% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Accrued interest on AFS debt securities totaled $2 million and $2 million as of December 31, 2023 and 2022 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $384,000 and

$92,000 as of December 31, 2023 and 2022 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

See Footnote 15 “Mortgage Banking Activities” in this section of the filing for management’s determination of MSR impairment.

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $3.4 million, $3.5 million and $3.3 million for the years ended December 31, 2023, 2022, and 2021. Late fees and ancillary fees related to loan servicing are considered nominal.

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

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $16 million and $11 million as of December 31, 2023 and 2022 and was reported as a component of other assets on the Company’s balance sheet.

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

Loans that do not share risk characteristics are evaluated on an individual basis, with the Company choosing to individually evaluate all loan modifications (formerly TDRs). Loans evaluated individually are not included in the pooled evaluation but are instead evaluated under a discounted cash flow or collateral-dependent method. A collateral dependent method is used when foreclosure is probable, with expected credit losses based on the fair value of the collateral at the reporting date, adjusted for selling costs if appropriate.

Determining Expected Loan Lives: Expected credit losses are estimated over the contractual loan term, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a Loan Modification will be executed with an individual borrower, or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

See Footnote 4 “Loans and Allowance for Credit Losses” in this section of the filing for additional discussion regarding the Company’s ACLL.

Loan Modifications — A loan modification is a situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered. The Company measures the ACLL for loan modifications individually using the collateral method.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $41 million as of December 31, 2022 and $16 million as of December 31, 2021 was not impaired and is properly recorded in the consolidated financial.

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

For a listing of off-balance sheet credit exposures the Company generally considers for an ACLC, see Footnote 12 “Off Balance Sheet Risks, Commitments And Contingent Liabilities” in this section of the filing.

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

Restrictions on Cash and Cash Equivalents — Republic has historically been required by the FRB to maintain average reserve balances. Effective March 15, 2020, the FRB reduced the Bank’s reserve requirement ratio to zero percent, therefore, cash and due from banks on the consolidated balance sheet included no required reserve balances as of December 31, 2023 and 2022.

The Company’s Captive maintained cash reserves to cover insurable claims. Reserves totaled $4 million as of December 31, 2022. There were no reserves as of December 31, 2023 as the Captive was dissolved during the fourth quarter of 2023.

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

Segment Information — Reportable segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in six reportable segments – Traditional Banking, Warehouse, Mortgage Banking, TRS, RPS, and RCS.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the year ended December 31, 2023:

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

			January 1, 2023	Prospectively	Disclosures have been updated to reflect adoption.

2022-06	Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848

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

			January 1, 2024	Prospectively	Immaterial

2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures

Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).

			January 1, 2025	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	January 1, 2024	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2023-06	Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

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

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$421,576	$—	$(14,543)	$—	$407,033
Private label mortgage-backed security	443	1,330	—	—	1,773
Mortgage-backed securities - residential	167,996	176	(13,462)	—	154,710
Collateralized mortgage obligations	22,698	36	(1,075)	—	21,659
Corporate bonds	2,012	8	—	—	2,020
Trust preferred security	3,800	318	—	—	4,118
Total available-for-sale debt securities	$618,525	$1,868	$(29,080)	$—	$591,313

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$436,333	$1	$(25,193)	$—	$411,141
Private label mortgage-backed security	843	1,284	—	—	2,127
Mortgage-backed securities - residential	189,312	16	(17,455)	—	171,873
Collateralized mortgage obligations	22,774	21	(1,427)	—	21,368
Corporate bonds	10,000	1	—	—	10,001
Trust preferred security	3,741	114	—	—	3,855
Total available-for-sale debt securities	$663,003	$1,437	$(44,075)	$—	$620,365

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(163)	$64,837	$—
Mortgage-backed securities - residential	25	—	—	25	—
Collateralized mortgage obligations	6,386	48	(121)	6,313	—
Corporate bonds	4,986	6	—	4,992	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,397	$54	$(284)	$76,167	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$75,000	$106	$—	$75,106	$—
Mortgage-backed securities - residential	27	—	(1)	26	—
Collateralized mortgage obligations	7,270	54	(148)	7,176	—
Corporate bonds	4,974	—	(49)	4,925	(10)
Obligations of state and political subdivisions	125	—	(1)	124	—
Total held-to-maturity debt securities	$87,396	$160	$(199)	$87,357	$(10)

Sales and Calls of Available-for-Sale Debt Securities

During 2023, 2022, and 2021 there were no material sales of AFS debt securities. The Company had AFS debt securities called during 2023, with an amortized cost of $65 million. The Company had no AFS debt securities called during 2022. The Company had AFS debt securities called during 2021, with an amortized cost of $90 million.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2023. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or early termination penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
December 31, 2023 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$189,872	$187,479	$50,000	$49,876
Due from one year to five years	233,716	221,574	19,986	19,953
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,800	4,118	—	—
Private label mortgage-backed security	443	1,773	—	—
Mortgage-backed securities - residential	167,996	154,710	25	25
Collateralized mortgage obligations	22,698	21,659	6,386	6,313
Total debt securities	$618,525	$591,313	$76,397	$76,167

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of December 31, 2023 and 2022, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,707	$(84)	$380,326	$(14,459)	$407,033	$(14,543)
Mortgage-backed securities - residential	1,911	(23)	136,180	(13,439)	138,091	(13,462)
Collateralized mortgage obligations	1,668	(52)	17,239	(1,023)	18,907	(1,075)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$30,286	$(159)	$533,745	$(28,921)	$564,031	$(29,080)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2022 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$229,372	$(7,139)	$171,676	$(18,054)	$401,048	$(25,193)
Mortgage-backed securities - residential	105,274	(7,434)	65,520	(10,021)	170,794	(17,455)
Collateralized mortgage obligations	20,418	(1,426)	6	(1)	20,424	(1,427)
Total available-for-sale debt securities	$355,064	$(15,999)	$237,202	$(28,076)	$592,266	$(44,075)

As of December 31, 2023, the Bank’s portfolio consisted of 191 securities, 144 of which were in an unrealized loss position.

As of December 31, 2022, the Bank’s portfolio consisted of 179 securities, 163 of which were in an unrealized loss position.

As of December 31, 2023 and 2022, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of December 31, 2023, with the exception of the $1.8 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of December 31, 2023 and 2022, there were gross unrealized losses of $14.5 million and $18.9 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have OTTI.

Trust Preferred Security

The Parent Company owns a floating rate trust preferred security with a $5 million par value. The coupon on this security is based on the 3-month Term SOFR rate plus 159 basis points. The Company performs an ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $1.8 million as of December 31, 2023. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security in this section of the filing under Footnote 14 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage-backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$1,462	$1,462	$1,462
Recovery of losses previously recorded	—	—	—
Balance, end of period	$1,462	$1,462	$1,462

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses of up to $443,000, which is the current gross amortized cost of the Bank’s remaining private label mortgage-backed security.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for 2023 and 2022 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Years Ended December 31,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	47	(37)	—	—	10

Total	$10	$—	$—	$—	$10	$47	$(37)	$—	$—	$10

The ACLS on the Company’s HTM corporate bonds remained unchanged during 2023 based on no change to the PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities in nonaccrual status or past due 90 days or more as of December 31, 2023 and 2022. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2023 and 2022.

There were no HTM debt securities considered collateral dependent as of December 31, 2023 and 2022.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

Years Ended December 31, (in thousands)	2023	2022

Amortized cost	$106,169	$236,047
Fair value	99,530	217,562
Carrying amount	99,530	217,562

Equity Securities

There were no material sales of equity securities in 2023. During 2022, the Company sold an equity security for $2.2 million and realized a loss of $55,000. There were no material sales of equity securities in 2021. The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair values	$—	$174	$—	$174

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair values	$—	$111	$—	$111

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2023			Year Ended December 31, 2022
Years Ended December 31, (in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$63	$63	$—	$(59)	$(59)
Community Reinvestment Act mutual fund	—	—	—	(204)	—	(204)
Total equity securities with readily determinable fair value	$—	$63	$63	$(204)	$(59)	$(263)

3.	LOANS HELD FOR SALE

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$4,706	$19,747	$3,298
Origination of consumer loans held for sale	130,185	311,704	271,430
Proceeds from the sale of consumer loans held for sale	(130,772)	(333,438)	(260,730)
Net gain on sale of consumer loans held for sale	3,795	6,693	5,749
Balance, end of period	$7,914	$4,706	$19,747

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% of the balances from its line-of-credit product and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$13,169	$2,937	$1,478
Origination of consumer loans held for sale	926,810	734,011	610,750
Proceeds from the sale of consumer loans held for sale	(932,843)	(730,363)	(614,840)
Net gain on sale of consumer loans held for sale	8,958	6,584	5,549
Balance, end of period	$16,094	$13,169	$2,937

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2023	2022

Traditional Banking:
Residential real estate:
Owner-occupied	$1,144,684	$911,427
Nonowner-occupied	345,965	321,358
Commercial real estate (1)	1,785,289	1,599,510
Construction & land development	217,338	153,875
Commercial & industrial	464,078	413,387
Lease financing receivables	88,591	10,505
Aircraft	250,051	179,785
Home equity	295,133	241,739
Consumer:
Credit cards	16,654	15,473
Overdrafts	694	726
Automobile loans	2,664	6,731
Other consumer	7,428	626
Total Traditional Banking	4,618,569	3,855,142
Warehouse lines of credit*	339,723	403,560
Total Core Banking	4,958,292	4,258,702

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	103,115	97,505
Other TRS commercial & industrial loans	46,092	51,767
Republic Credit Solutions	132,362	107,828
Total Republic Processing Group	281,569	257,100

Total loans**	5,239,861	4,515,802
Allowance for credit losses	(82,130)	(70,413)

Total loans, net	$5,157,731	$4,445,389

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 63%, 61,%, and 61% for 2023, 2022, and 2021. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 37%, 39%, and 39% for 2023, 2022, and 2021.

The following table reconciles the contractually receivable and carrying amounts of loans as of December 31, 2023 and 2022:

December 31, (in thousands)	2023	2022

Contractually receivable	$5,246,621	$4,519,136
Unearned income	(2,556)	(835)
Unamortized premiums	1,060	99
Unaccreted discounts	(2,533)	(479)
Other net unamortized deferred origination (fees) and costs	(2,731)	(2,119)
Carrying value of loans	$5,239,861	$4,515,802

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings are the same whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, which triggers a review in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE, and C&D loans, the Bank’s CCAD scores and assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD or Special Asset division (under certain deteriorating circumstances).

●	The Special Asset area of the Bank monitors throughout the month the status of all past due loans and classified loans with the respective commercial officers. These meetings are designed to give loan officers an opportunity to identify other existing loans that should be downgraded as well.

●	Monthly, members of Executive Management along with managers of Commercial Lending, CCAD, Accounting, Special Assets, and Retail Collections attend a Special Asset Committee meeting. The SAC reviews all loans for the Bank graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified residential real estate and home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, deferrals, or forbearance, loan modifications, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The credit area of the Warehouse Lending division initially recommends the credit quality grade for warehouse facilities to ELC, of which ELC may approve or amend. The Bank’s internal loan review department is the final authority on a loan’s grade and reviews all approved loan grades, which they may approve or amend based on their independent review. Monthly, the CLO reviews warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

On at least an annual basis, the Bank’s internal loan review department analyzes all individual loans with outstanding balances greater than $1 million that are internally classified as “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” In addition, on an annual basis, the Bank analyzes a sample of “Pass” rated loans.

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

If a loan modification is performed on a PCD loan, the loan is transferred out of the PCD population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCD loans for which the Bank simply chooses to extend the maturity date are generally not considered loan modifications and remain in the PCD population.

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a Loan Modification. Loan extensions and renewals classified as Loan Modifications generally receive no change in origination date upon extension or renewal.

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$346,195	$200,715	$175,030	$167,493	$230,384	$—	$2,474	$1,122,291
Special Mention	41	—	—	—	6,309	—	—	6,350
Substandard	—	2,526	1,885	1,226	10,406	—	—	16,043
Doubtful	—	—	—	—	—	—	—	—
Total	$346,236	$203,241	$176,915	$168,719	$247,099	$—	$2,474	$1,144,684
YTD Gross Charge-offs	$—	$10	$16	$—	$—	$—	$—	$26

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$63,405	$69,827	$82,814	$47,395	$72,696	$—	$7,597	$343,734
Special Mention	170	1,971	—	—	26	—	—	2,167
Substandard	—	—	16	—	48	—	—	64
Doubtful	—	—	—	—	—	—	—	—
Total	$63,575	$71,798	$82,830	$47,395	$72,770	$—	$7,597	$345,965
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$342,658	$439,643	$351,600	$174,093	$264,306	$32,491	$143,670	$1,748,461
Special Mention	23,852	1,020	374	—	8,998	1,716	—	35,960
Substandard	—	—	—	—	868	—	—	868
Doubtful	—	—	—	—	—	—	—	—
Total	$366,510	$440,663	$351,974	$174,093	$274,172	$34,207	$143,670	$1,785,289
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$107,827	$89,106	$16,936	$297	$250	$225	$2,697	$217,338
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,827	$89,106	$16,936	$297	$250	$225	$2,697	$217,338
YTD Gross Charge-offs	—	—	—	—	—	—	—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$140,753	$87,497	$70,149	$13,150	$20,957	$120,069	$3,968	$456,543
Special Mention	349	423	3,473	—	1,476	542	—	6,263
Substandard	49	36	3	—	339	25	820	1,272
Doubtful	—	—	—	—	—	—	—	—
Total	$141,151	$87,956	$73,625	$13,150	$22,772	$120,636	$4,788	$464,078
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$45,824	$23,956	$10,265	$4,571	$2,889	$—	$—	$87,505
Special Mention	429	30	162	183	115	—	—	919
Substandard	—	102	—	—	65	—	—	167
Doubtful	—	—	—	—	—	—	—	—
Total	$46,253	$24,088	$10,427	$4,754	$3,069	$—	$—	$88,591
YTD Gross Charge-offs	$20	$113	$—	$—	$8	$—	$—	$141

Aircraft:
Risk Rating
Pass or not rated	$97,761	$55,896	$44,721	$30,628	$21,045	$—	$—	$250,051
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$97,761	$55,896	$44,721	$30,628	$21,045	$—	$—	$250,051
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$292,890	$—	$292,890
Special Mention	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	2,008	—	2,008
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$295,133	$—	$295,133
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$2	$—	$2

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$3,947	$1,194	$181	$74	$3,420	$18,611	$—	$27,427
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	13	—	—	13
Doubtful	—	—	—	—	—	—	—	—
Total	$3,947	$1,194	$181	$74	$3,433	$18,611	$—	$27,440
YTD Gross Charge-offs	$9	$11	$8	$—	$7	$1,147	$—	$1,182

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$339,723	$—	$339,723
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$339,723	$—	$339,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,207	$—	$149,207
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,207	$—	$149,207
YTD Gross Charge-offs	$126	$—	$—	$—	$—	$25,825	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$30,607	$7,203	$579	$454	$37,368	$54,634	$—	$130,845
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,517	—	1,517
Doubtful	—	—	—	—	—	—	—	—
Total	$30,607	$7,203	$579	$454	$37,368	$56,151	$—	$132,362
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$13,912	$—	$13,912

Grand Total:
Risk Rating
Pass or not rated	$1,178,977	$975,037	$752,275	$438,155	$653,315	$1,007,850	$160,406	$5,166,015
Special Mention	24,841	3,444	4,009	183	16,924	2,493	—	51,894
Substandard	49	2,664	1,904	1,226	11,739	3,550	820	21,952
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,203,867	$981,145	$758,188	$439,564	$681,978	$1,013,893	$161,226	$5,239,861
YTD Gross Charge-offs	$155	$134	$24	$—	$15	$40,886	$—	$41,214

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$231,638	$189,495	$188,004	$71,306	$208,296	$—	$—	$888,739
Special Mention	—	160	—	—	7,240	—	—	7,400
Substandard	1,230	1,103	1,501	1,460	9,994	—	—	15,288
Doubtful	—	—	—	—	—	—	—	—
Total	$232,868	$190,758	$189,505	$72,766	$225,530	$—	$—	$911,427
YTD Gross Charge-offs	$21	$—	$—	$—	$—	$—	$—	$21

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$78,337	$91,778	$55,058	$32,803	$57,053	$—	$6,147	$321,176
Special Mention	—	—	—	—	32	—	—	32
Substandard	—	30	—	—	120	—	—	150
Doubtful	—	—	—	—	—	—	—	—
Total	$78,337	$91,808	$55,058	$32,803	$57,205	$—	$6,147	$321,358
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$451,327	$394,317	$210,055	$117,928	$253,213	$25,499	$99,791	$1,552,130
Special Mention	3,124	11,870	—	21,296	9,967	318	—	46,575
Substandard	—	—	—	—	805	—	—	805
Doubtful	—	—	—	—	—	—	—	—
Total	$454,451	$406,187	$210,055	$139,224	$263,985	$25,817	$99,791	$1,599,510
YTD Gross Charge-offs	$—	$9	$—	$—	$—	$—	$—	$9

Construction and land development:
Risk Rating
Pass or not rated	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$107,153	$43,289	$638	$641	$373	$1,781	$—	$153,875
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

						Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)					Amortized	Converted
As of December 31, 2022	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$116,483	$82,431	$17,944	$36,254	$36,367	$103,257	$4,865	$397,601
Special Mention	536	13,239	—	—	1,756	255	—	15,786
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$117,019	$95,670	$17,944	$36,254	$38,123	$103,512	$4,865	$413,387
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$5,469	$1,964	$542	$1,548	$982	$—	$—	$10,505
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Aircraft:
Risk Rating
Pass or not rated	$65,399	$54,749	$35,085	$16,888	$7,454	$—	$—	$179,575
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	210	—	—	210
Doubtful	—	—	—	—	—	—	—	—
Total	$65,399	$54,749	$35,085	$16,888	$7,664	$—	$—	$179,785
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$240,704	$—	$240,704
Special Mention	—	—	—	—	—	171	—	171
Substandard	—	—	—	—	—	864	—	864
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$241,739	$—	$241,739
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$415	$499	$168	$2,531	$4,328	$15,573	$—	$23,514
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	9	33	—	—	42
Doubtful	—	—	—	—	—	—	—	—
Total	$415	$499	$168	$2,540	$4,361	$15,573	$—	$23,556
YTD Gross Charge-offs	$—	$5	$—	$11	$—	$1,274	$—	$1,290

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$403,560	$—	$403,560
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$403,560	$—	$403,560
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$149,272	$—	$149,272
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$149,272	$—	$149,272
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,659	$—	$11,659

RCS:
Risk Rating
Pass or not rated	$22,357	$2,273	$1,264	$602	$29,594	$50,589	$—	$106,679
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,149	—	1,149
Doubtful	—	—	—	—	—	—	—	—
Total	$22,357	$2,273	$1,264	$602	$29,594	$51,738	$—	$107,828
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$11,390	$—	$11,390

Grand Total:
Risk Rating
Pass or not rated	$1,078,578	$860,795	$508,758	$280,501	$597,660	$990,235	$110,803	$4,427,330
Special Mention	3,660	25,269	—	21,296	18,995	744	—	69,964
Substandard	1,230	1,133	1,501	1,469	11,162	2,013	—	18,508
Doubtful	—	—	—	—	—	—	—	—
Grand Total	$1,083,468	$887,197	$510,259	$303,266	$627,817	$992,992	$110,803	$4,515,802
YTD Gross Charge-offs	$21	$14	$—	$11	$—	$24,323	$—	$24,369

Subprime Lending

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be “subprime” strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $58 million and $49 million as of December 31, 2023 and 2022. Approximately $37 million and $30 million of the outstanding Traditional Bank subprime loan portfolio as of December 31, 2023 and 2022 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates two short-term line-of-credit products, with the second product introduced in January 2021. The Bank sells 90% or 95% of the balances maintained through these products within three business days of loan origination and retains a 5% or 10% interest. These products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these products totaled $36 million and $29 million as of December 31, 2023 and 2022.

Allowance for Credit Losses

The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2023, 2022, and 2021:

	ACLL Roll-forward
	Years Ended December 31,
	2023						2022
	Beginning	CBank		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Adjustment*	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$8,909	$—	$1,303	$(26)	$151	$10,337	$8,647	$181	$(21)	$102	$8,909
Nonowner-occupied	2,831	—	213	—	3	3,047	2,700	129	—	2	2,831
Commercial real estate	23,739	—	1,997	—	94	25,830	23,769	(308)	(9)	287	23,739
Construction & land development	4,123	—	1,937	—	—	6,060	4,128	(5)	—	—	4,123
Commercial & industrial	3,976	—	137	—	123	4,236	3,487	218	—	271	3,976
Lease financing receivables	110	216	866	(141)	10	1,061	91	19	—	—	110
Aircraft	449	—	176	—	—	625	357	92	—	—	449
Home equity	4,628	—	872	(2)	3	5,501	4,111	396	—	121	4,628
Consumer:
Credit cards	996	—	176	(162)	64	1,074	934	140	(155)	77	996
Overdrafts	726	—	667	(896)	197	694	683	866	(1,038)	215	726
Automobile loans	87	—	(32)	(37)	14	32	186	(111)	(3)	15	87
Other consumer	135	—	386	(87)	67	501	314	(151)	(94)	66	135
Total Traditional Banking	50,709	216	8,698	(1,351)	726	58,998	49,407	1,466	(1,320)	1,156	50,709
Warehouse lines of credit	1,009	—	(162)	—	—	847	2,126	(1,117)	—	—	1,009
Total Core Banking	51,718	216	8,536	(1,351)	726	59,845	51,533	349	(1,320)	1,156	51,718

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	—	22,492	(25,823)	3,463	3,929	—	10,471	(11,505)	4,831	3,797
Other TRS commercial & industrial loans	91	—	67	(128)	31	61	96	(516)	(154)	665	91
Republic Credit Solutions	14,807	—	16,529	(13,912)	871	18,295	12,948	12,081	(11,390)	1,168	14,807
Total Republic Processing Group	18,695	—	39,088	(39,863)	4,365	22,285	13,044	22,036	(23,049)	6,664	18,695

Total	$70,413	$216	$47,624	$(41,214)	$5,091	$82,130	$64,577	$22,385	$(24,369)	$7,820	$70,413

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

	ACLL Roll-forward
	Year Ended December 31, 2021
	Beginning	Provision	Charge-		Ending
(in thousands)	Balance	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$9,715	$(1,461)	$—	$393	$8,647
Nonowner-occupied	2,466	231	—	3	2,700
Commercial real estate	23,606	509	(428)	82	23,769
Construction & land development	3,274	854	—	—	4,128
Commercial & industrial	2,797	700	(86)	76	3,487
Lease financing receivables	106	(15)	—	—	91
Aircraft	253	104	—	—	357
Home equity	4,990	(874)	(51)	46	4,111
Consumer:
Credit cards	929	107	(163)	61	934
Overdrafts	587	425	(641)	312	683
Automobile loans	399	(233)	(19)	39	186
Other consumer	577	(254)	(72)	63	314
Total Traditional Banking	49,699	93	(1,460)	1,075	49,407
Warehouse lines of credit	2,407	(281)	—	—	2,126
Total Core Banking	52,106	(188)	(1,460)	1,075	51,533

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	6,723	(10,256)	3,533	—
Other TRS commercial & industrial loans	158	(40)	(51)	29	96
Republic Credit Solutions	8,803	8,444	(4,707)	408	12,948
Total Republic Processing Group	8,961	15,127	(15,014)	3,970	13,044

Total	$61,067	$14,939	$(16,474)	$5,045	$64,577

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of December 31, 2023 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2020, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (in thousands)	2023	2022

Loans on nonaccrual status*	$19,150	$15,562
Loans past due 90-days-or-more and still on accrual**	1,468	756
Total nonperforming loans	20,618	16,318
Other real estate owned	1,370	1,581
Total nonperforming assets	$21,988	$17,899

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.39%	0.36%
Nonperforming assets to total loans (including OREO)	0.42	0.40
Nonperforming assets to total assets	0.33	0.31

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.39%	0.37%
Nonperforming assets to total loans (including OREO)	0.41	0.40
Nonperforming assets to total assets	0.35	0.32

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2023	2022	2023	2022

Traditional Banking:
Residential real estate:
Owner-occupied	$15,056	$13,388	$—	$—
Nonowner-occupied	64	117	—	—
Commercial real estate	850	1,001	—	—
Construction & land development	—	—	—	—
Commercial & industrial	1,221	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—
Home equity	1,948	815	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	10	31	—	—
Other consumer	1	210	—	—
Total Traditional Banking	19,150	15,562	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,150	15,562	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	1,468	756
Total Republic Processing Group	—	—	1,468	756

Total	$19,150	$15,562	$1,468	$756

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2023			December 31, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$376	$14,680	$15,056	$954
Nonowner-occupied	20	44	64	15
Commercial real estate	850	—	850	191
Construction & land development	—	—	—	—
Commercial & industrial	1,221	—	1,221	26
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,948	1,948	184
Consumer	8	3	11	6
Total	$2,475	$16,675	$19,150	$1,376

* Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

				Year Ended
	As of December 31, 2022			December 31, 2022
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$2,252	$11,136	$13,388	$1,000
Nonowner-occupied	56	61	117	1
Commercial real estate	1,001	—	1,001	1,384
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	815	815	263
Consumer	15	226	241	16
Total	$3,324	$12,238	$15,562	$2,664

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual include smaller balance, primarily retail, homogeneous loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Loan modifications on nonaccrual status are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under the modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,396	$769	$1,638	$5,803	$1,138,881	$1,144,684
Nonowner-occupied	—	—	—	—	345,965	345,965
Commercial real estate	—	—	—	—	1,785,289	1,785,289
Construction & land development	—	—	—	—	217,338	217,338
Commercial & industrial	140	36	1,184	1,360	462,718	464,078
Lease financing receivables	18	—	—	18	88,573	88,591
Aircraft	—	—	—	—	250,051	250,051
Home equity	417	96	254	767	294,366	295,133
Consumer:
Credit cards	31	4	—	35	16,619	16,654
Overdrafts	129	1	1	131	563	694
Automobile loans	—	—	2	2	2,662	2,664
Other consumer	53	7	—	60	7,368	7,428
Total Traditional Banking	4,184	913	3,079	8,176	4,610,393	4,618,569
Warehouse lines of credit	—	—	—	—	339,723	339,723
Total Core Banking	4,184	913	3,079	8,176	4,950,116	4,958,292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	103,115	103,115
Other TRS commercial & industrial loans	—	—	—	—	46,092	46,092
Republic Credit Solutions	9,387	3,061	1,468	13,916	118,446	132,362
Total Republic Processing Group	9,387	3,061	1,468	13,916	267,653	281,569

Total	$13,571	$3,974	$4,547	$22,092	$5,217,769	$5,239,861
Delinquency ratio***	0.25%	0.08%	0.09%	0.42%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2022	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,382	$1,185	$1,267	$4,834	$906,593	$911,427
Nonowner-occupied	—	—	—	—	321,358	321,358
Commercial real estate	604	—	—	604	1,598,906	1,599,510
Construction & land development	—	—	—	—	153,875	153,875
Commercial & industrial	177	—	—	177	413,210	413,387
Lease financing receivables	—	—	—	—	10,505	10,505
Aircraft	—	—	—	—	179,785	179,785
Home equity	56	93	26	175	241,564	241,739
Consumer:
Credit cards	50	5	—	55	15,418	15,473
Overdrafts	158	1	1	160	566	726
Automobile loans	8	—	3	11	6,720	6,731
Other consumer	43	1	—	44	582	626
Total Traditional Banking	3,478	1,285	1,297	6,060	3,849,082	3,855,142
Warehouse lines of credit	—	—	—	—	403,560	403,560
Total Core Banking	3,478	1,285	1,297	6,060	4,252,642	4,258,702

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	97,505	97,505
Other TRS commercial & industrial loans	—	—	—	—	51,767	51,767
Republic Credit Solutions	6,488	1,956	756	9,200	98,628	107,828
Total Republic Processing Group	6,488	1,956	756	9,200	247,900	257,100

Total	$9,966	$3,241	$2,053	$15,260	$4,500,542	$4,515,802
Delinquency ratio***	0.22%	0.07%	0.05%	0.34%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023, 2022, and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
	Secured	Secured	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$18,602	$—	$18,057	$—	$14,798	$—
Nonowner-occupied	64	—	150	—	95	—
Commercial real estate	870	—	1,041	—	6,736	—
Construction & land development	—	—	—	—	—	—
Commercial & industrial	1,273	—	—	—	—	192
Lease financing receivables	—	108	—	—	—	—
Aircraft	—	—	—	210	—	—
Home equity	2,008	—	967	—	1,976	—
Consumer	—	13	—	26	—	274
Total Traditional Banking	$22,817	$121	$20,215	$236	$23,605	$466

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans and leases as of December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
	Years Ended December 31, 2023
(in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner-occupied	—	$—	1	$158	14	$975
Nonowner-occupied	—	—	—	—	—	—
Home equity	—	—	—	—	9	709
Republic Processing Group	—	—	—	—	199	48
Total Loan Modifications	—	$—	1	$158	222	$1,732

	Total Loan Modification by Type
	Accruing		Nonaccruing

	Years Ended December 31, 2023
(in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	1	$158
Principal deferral	199	48	23	1,684
Total Loan Modifications	199	$48	24	$1,842

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Years Ended December 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	199	$48	0.02%
Total Accruing Loan Modifications	199	$48	0.00

	Nonaccruing Loan Modifications
	Years Ended December 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	15	$1,133	0.10%
Home equity	9	709	0.24
Total Nonaccruing Loan Modifications	24	$1,842	0.04

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended December 31, 2023.

	Accruing Loan Modifications
	Years Ended December 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Republic Processing Group	$48	$—	$—
Total Accruing Loan Modifications	$48	$—	$—

	Nonaccruing Loan Modifications
	Years Ended December 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$856	$—	$277
Home equity	650	34	25
Total Nonaccruing Loan Modifications	$1,506	$34	$302

There were nine loans and leases with a total balance of $752,000 that had a payment default during the twelve months ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

A summary of the categories of TDR loan modifications by respective performance as of December 31, 2022 that were modified during the twelve months ended December 31, 2022 follows:

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

There was no significant change between the pre and post modification loan balances for the twelve months ending December 31, 2022.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as of December 31, 2023 and 2022 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2023	2022

Commercial real estate	$1,370	$1,581

Total other real estate owned	$1,370	$1,581

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2023 and 2022:

December 31, (in thousands)	2023	2022

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,556	$909

Refund Advances

The Company’s TRS segment offered its RA product during the first two months of 2023, 2022, and 2021 and its ERA product during December 2022 and 2023 related to the first quarter 2023 and 2024 tax filing season. The Company bases its estimated Provision for RAs on the current year’s RA delinquency information, the prior year’s tax refund payment patterns subsequent to the first quarter, and any Tax Provider loss guarantee arrangements. Each year, all unpaid RAs and ERAs are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs and ERAs match the recovery of previously charged-off accounts.

Information regarding RA follows:

	Years Ended
	December 31,
(dollars in thousands)	2023	2022	2021

Refund Advances originated	$840,162	$408,712	$250,045
Net charge to the Provision for RAs, including ERAs	22,492	10,471	6,723
Provision as a percentage of RAs, including ERAs, originated	2.68%	2.56%	2.69%
Refund Advances net charge-offs (recoveries)	$22,360	$6,674	$6,723
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	2.66%	1.63%	2.69%

Information regarding ERAs follows:

	Years Ended
	December 31,
(dollars in thousands)	2023	2022	2021

Early Season Refund Advances outstanding	$103,115	$97,505	$—
Net charge to the Provision for outstanding Early Season Refund Advances	3,931	3,797	—
Provision to total Early Season Refund Advances outstanding	3.81%	3.89%	—%

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2023	2022

Land	$4,578	$3,818
Buildings and improvements	33,606	32,780
Furniture, fixtures and equipment	55,023	51,652
Leasehold improvements	24,893	21,755
Construction in progress	34	547
Total premises and equipment	118,134	110,552
Less: Accumulated depreciation and amortization	84,723	78,574
Premises and equipment, net	$33,411	$31,978

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Depreciation expense	$7,063	$7,598	$8,986

6.	RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of December 31, 2023, the Company was under 50 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 12 such operating leases contracted with a related party of the Company. As of December 31, 2023, payments on 26 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded three third-party lease renewals during 2023 with a total right-of-use asset value of $1.7 million and recorded five new third-party leases during 2023 with a total right-of-use asset value of $2.0 million.

The Company recorded two new third-party office leases, renewed one of its existing related-party leases, and extended six of its third-party leases during 2022, with a related total right-of-use asset value of $6 million connected to this 2022 activity.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2023, 2022, and 2021:

Years Ended December 31, (in thousands)	2023	2022	2021

Operating lease expense:
Related Party:
Variable lease expense	$4,688	$4,831	$4,921
Fixed lease expense	233	207	137
Third-Party:
Variable lease expense	1,464	1,001	787
Fixed lease expense	1,566	1,526	1,372
Total operating lease expense	$7,951	$7,565	$7,217

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,901	$6,847	$7,286
Cash paid for variable rent payments not included in measurement of operating lease liabilities	603	603

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2023 and 2022:

December 31, (dollars in thousands)	2023	2022

Weighted average remaining term in years	7.61	8.44
Weighted average discount rate	2.30%	2.10%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2023:

Year (in thousands)	Related Party	Third-Party	Total

2024	$3,726	$2,883	$6,609
2025	3,569	2,302	5,871
2026	3,640	1,982	5,622
2027	3,680	1,661	5,341
2028	3,541	952	4,493
Thereafter	8,210	3,790	12,000
Total undiscounted cash flows	$26,366	$13,570	$39,936
Discount applied to cash flows	(2,742)	(1,655)	(4,397)
Total discounted cash flows reported as operating lease liabilities	$23,624	$11,915	$35,539

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Beginning of period	$16,300	$16,300	$16,300
Acquired goodwill	24,216	—	—
Impairment	—	—	—
End of period	$40,516	$16,300	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking segment and Core Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2023 and 2022, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

The Company recorded a $3 million CDI asset in association with its March 15, 2023 CBank acquisition. For the years ending December 31, 2023, 2022, and 2021, aggregate CDI amortization expense follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Core deposit amortization expense	$405	$—	$189

8.	INTEREST RATE SWAPS

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2023 and 2022 is included in the following table:

		2023		2022
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$120,442	$4,066	$40,032	$1,386
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	95,820	(4,867)	91,636	(6,742)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$216,262	$(801)	$131,668	$(5,356)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	95,820	4,867	91,636	6,742
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	120,442	(4,066)	40,032	(1,386)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$216,262	$801	$131,668	$5,356

Total		$432,524	$—	$263,336	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of December 31, 2023 and 2022, the Bank’s counterparties had cash of $1.9 million and $3.6 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $1.0 million and $901,000 pledged to its counterparties as of December 31, 2023 and 2022, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

9.	DEPOSITS

The composition of the deposit portfolio follows:

December 31, (in thousands)	2023	2022

Core Bank:
Demand	$1,158,051	$1,336,082
Money market accounts	1,007,356	707,272
Savings	263,238	323,015
Reciprocal money market	188,078	28,635
Individual retirement accounts (1)	33,793	38,640
Time deposits, $250 and over (1)	101,787	54,855
Other certificates of deposit (1)	225,614	129,324
Reciprocal time deposits (1)	90,857	7,405
Wholesale brokered deposits (1)	88,767	—
Total Core Bank interest-bearing deposits	3,157,541	2,625,228
Total Core Bank noninterest-bearing deposits	1,239,466	1,464,493
Total Core Bank deposits	4,397,007	4,089,721

Republic Processing Group:
Wholesale brokered deposits (1)	199,960	—
Money market accounts	18,664	3,849
Total RPG interest-bearing deposits	218,624	3,849

Noninterest-bearing prepaid card deposits	318,769	328,655
Other noninterest-bearing deposits	118,763	115,620
Total RPG noninterest-bearing deposits	437,532	444,275
Total RPG deposits	656,156	448,124

Total deposits	$5,053,163	$4,537,845
(1)	Represents time deposits.

As of December 31, 2023, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2024	$601,695	4.56%
2025	21,843	2.02
2026	93,070	5.07
2027	7,324	1.62
2028	16,846	4.01
Thereafter	—	—
Total	$740,778	4.51

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

As of December 31, 2023 and 2022, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

December 31, (dollars in thousands)	2023	2022

Outstanding balance at end of period	$97,618	$216,956
Weighted average interest rate at end of period	0.50%	0.41%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$99,530	$254,296
Total securities pledged	$99,530	$254,296

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2023, 2022, and 2021 follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Average outstanding balance during the period	$134,632	$265,188	$231,430
Weighted average interest rate during the period	0.43%	0.15%	0.03%
Maximum outstanding at any month end during the period	$311,035	$303,315	$432,047

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2023 and 2022, FHLB advances were as follows:

December 31, (in thousands)	2023	2022

Overnight advances	$110,000	$75,000
Fixed interest rate advances	270,000	20,000
Total FHLB advances	$380,000	$95,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of December 31, 2023 and 2022, Republic had available borrowing capacity of $730 million and $899 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million and $125 million, respectively, available through various other financial institutions as of December 31, 2023 and 2022.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2024	$110,000	5.38%
2025	—	—
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$380,000	4.63%

Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2023	2022

Outstanding balance at end of period	$110,000	$75,000
Weighted average interest rate at end of period	5.38%	4.36%

Years Ended December 31, (dollars in thousands)	2023	2022	2021

Average outstanding balance during the period	$197,185	$4,630	$28,767
Weighted average interest rate during the period	5.06%	0.53%	0.15%
Maximum outstanding at any month end during the period	$485,000	$75,000	$25,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2023	2022

First-lien, single family residential real estate	$1,345,752	$1,106,287
Home equity lines of credit	266,389	219,644
Multi-family commercial real estate	133,565	—

12.	OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2023	2022

Unused warehouse lines of credit	$623,277	$733,940
Unused home equity lines of credit	446,006	410,057
Unused loan commitments - other	1,159,284	951,021
Standby letters of credit	11,012	9,735
FHLB letter of credit	—	643
Total commitments	$2,239,579	$2,105,396

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

The following tables present a rollforward of the ACLC for years ended December 31, 2023 and 2022:

	ACLC Roll-forward
	Years Ended December 31,
	2023					2022
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$190	$(74)	$—	$—	$116	$154	$36	$—	$—	$190
Unused home equity lines of credit	332	(277)	—	—	55	247	85	—	—	332
Unused construction lines of credit	384	436	—	—	820	383	1	—	—	384
Unused loan commitments - other	344	5	—	—	349	268	76	—	—	344

Total	$1,250	$90	$—	$—	$1,340	$1,052	$198	$—	$—	$1,250

The Company increased its ACLC $90 million during 2023 primarily due to an increase in unused construction lines, which was partially offset by a decrease in home equity lines.

13.	STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2024, the Bank could, without prior approval, declare dividends of approximately $133 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$968,844	16.10%	$481,522	8.00%	NA	NA
Republic Bank & Trust Company	931,923	15.50	481,147	8.00	$601,433	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	893,658	14.85	270,856	4.50	NA	NA
Republic Bank & Trust Company	856,744	14.25	270,645	4.50	390,932	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	893,658	14.85	361,141	6.00	NA	NA
Republic Bank & Trust Company	856,744	14.25	360,860	6.00	481,147	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	893,658	13.89	257,442	4.00	NA	NA
Republic Bank & Trust Company	856,744	13.25	258,697	4.00	323,371	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2022

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$941,865	17.92%	$420,514	8.00%	NA	NA
Republic Bank & Trust Company	904,592	17.23	420,040	8.00	$525,050	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	877,735	16.70	236,539	4.50	NA	NA
Republic Bank & Trust Company	840,462	16.01	236,273	4.50	341,283	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	877,735	16.70	315,386	6.00	NA	NA
Republic Bank & Trust Company	840,462	16.01	315,030	6.00	420,040	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	877,735	14.81	237,106	4.00	NA	NA
Republic Bank & Trust Company	840,462	14.09	238,578	4.00	298,222	5.00

14.	FAIR VALUE

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of December 31, 2023. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,784	$229,249	$—	$407,033
Private label mortgage-backed security	—	—	1,773	1,773
Mortgage-backed securities - residential	—	154,710	—	154,710
Collateralized mortgage obligations	—	21,659	—	21,659
Corporate bonds	—	2,020	—	2,020
Trust preferred security	—	—	4,118	4,118
Total available-for-sale debt securities	$177,784	$407,638	$5,891	$591,313

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$174	$—	$174
Community Reinvestment Act mutual fund	—	—	—	—
Total equity securities with readily determinable fair value	$—	$174	$—	$174

Mortgage loans held for sale	$—	$3,227	$—	$3,227
Consumer loans held for sale	—	—	7,914	7,914
Rate lock commitments	—	243	—	243
Interest rate swap agreements	—	8,933	—	8,933

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements	—	8,933	—	8,933

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$193,385	$217,756	$—	$411,141
Private label mortgage-backed security	—	—	2,127	2,127
Mortgage-backed securities - residential	—	171,873	—	171,873
Collateralized mortgage obligations	—	21,368	—	21,368
Corporate bonds	—	10,001	—	10,001
Trust preferred security	—	—	3,855	3,855
Total available-for-sale debt securities	$193,385	$420,998	$5,982	$620,365

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$111	$—	$111
Total equity securities with readily determinable fair value	$—	$111	$—	$111

Mortgage loans held for sale	$—	$1,302	$—	$1,302
Consumer loans held for sale	—	—	4,706	4,706
Consumer loans held for investment	—	—	2	2
Rate lock commitments	—	2	—	2
Interest rate swap agreements	—	8,127	—	8,127

Financial liabilities:
Mandatory forward contracts	$—	$67	$—	$67
Interest rate swap agreements	—	8,127	—	8,127

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2023 and 2022.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$2,127	$2,731	$2,957
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	46	(29)	63
Principal paydowns	(400)	(575)	(289)
Balance, end of period	$1,773	$2,127	$2,731

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

The following tables present quantitative information about recurring Level 3 fair value measurements as of December 31, 2023 and 2022:

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,773	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	25% - 35%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$2,127	Discounted cash flow	(1) Constant prepayment rate	4.5% - 4.7%

			(2) Probability of default	1.8% - 9.3%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2023, 2022, and 2021:

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$3,855	$3,847	$3,800
Total gains or losses included in earnings:
Discount accretion	59	57	53
Net change in unrealized gain (loss)	204	(49)	(6)
Balance, end of period	$4,118	$3,855	$3,847

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more nor on nonaccrual as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2023	2022

Aggregate fair value	$3,227	$1,302
Contractual balance	3,168	1,265
Unrealized gain	59	37

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2023, 2022, and 2021 are presented in the following table:

Years Ended December 31, (in thousands)	2023	2022	2021

Interest income	$282	$519	$1,081
Change in fair value	22	(688)	(1,361)
Total included in earnings	$304	$(169)	$(280)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2023 and 2022.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$7,914	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2022 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$4,706	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

December 31, (in thousands)	2023	2022

Aggregate fair value	$7,914	$4,706
Contractual balance	7,964	4,734
Unrealized loss	(50)	(28)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2023	2022	2021

Interest income	$4,242	$9,970	$7,708
Change in fair value	(22)	(142)	100
Total included in earnings	$4,220	$9,828	$7,808

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,580	$1,580
Commercial real estate	—	—	795	795
Home equity	—	—	104	104
Total collateral-dependent loans*	$—	$—	$2,479	$2,479

Other real estate owned:
Commercial real estate	$—	$—	$1,370	$1,370
Total other real estate owned	$—	$—	$1,370	$1,370

	Fair Value Measurements at
	December 31, 2022 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,456	$1,456
Commercial real estate	—	—	906	906
Total collateral-dependent loans*	$—	$—	$2,362	$2,362

Other real estate owned:
Residential real estate	$—	$—	$1,581	$1,581
Total other real estate owned	$—	$—	$1,581	$1,581

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2023 and 2022:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,580	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (4%)

Collateral-dependent loans - commercial real estate	$795	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Collateral-dependent loans - home equity	$104	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Other real estate owned - commercial real estate	$1,370	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2022 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,456	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 41% (11%)

Collateral-dependent loans - commercial real estate	$906	Sales comparison approach	Adjustments determined for differences between comparable sales	16% (16%)

Other real estate owned - commercial real estate	$1,581	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

Collateral Dependent Loans

Collateral-dependent loans are generally measured for loss using the fair value for reasonable disposition of the underlying collateral. The Bank’s practice is to obtain new or updated appraisals or BPOs on the loans subject to the initial review and then to evaluate the need for an update to this value on an as-necessary or possibly annual basis thereafter (depending on the market conditions impacting the value of the collateral). The Bank may discount the valuation amount as necessary for selling costs and past due real estate taxes. If a new or updated appraisal or BPO is not available at the time of a loan’s loss review, the Bank may apply a discount to the existing value of an old valuation to reflect the property’s current estimated value if it is believed to have deteriorated in either: (i) the physical or economic aspects of the subject property or (ii) material changes in market conditions. The review generally results in a partial charge-off of the loan if fair value, less selling costs, is below the loan’s carrying value. Collateral-dependent loans are valued within Level 3 of the fair value hierarchy.

Years Ended December 31, (in thousands)	2023	2022	2021

Provision on collateral-dependent loans	$(4)	$7	$960

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2023	2022	2021

Other real estate owned carried at fair value	$1,370	$1,581	$1,792
Other real estate owned carried at cost	—	—	—
Total carrying value of other real estate owned	$1,370	$1,581	$1,792
Other real estate owned write-downs during the years ended	$211	$211	$211

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments, as of December 31, 2023 and 2022 follow:

		Fair Value Measurements at
		December 31, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$316,567	$316,567	$—	$—	$316,567
Available-for-sale debt securities	591,313	177,784	407,638	5,891	591,313
Held-to-maturity debt securities	76,387	—	76,167	—	76,167
Equity securities with readily determinable fair values	174	—	174	—	174
Mortgage loans held for sale, at fair value	3,227	—	3,227	—	3,227
Consumer loans held for sale, at fair value	7,914	—	—	7,914	7,914
Consumer loans held for sale, at the lower of cost or fair value	16,094	—	—	16,094	16,094
Loans, net	5,157,731	—	—	4,874,974	4,874,974
Federal Home Loan Bank stock	23,770	—	—	—	NA
Accrued interest receivable	18,447	—	4,097	14,350	18,447
Mortgage servicing rights	7,411	—	16,054	—	16,054
Rate lock commitments	243	—	243	—	243
Interest rate swap agreements	8,933	—	8,933	—	8,933

Liabilities:
Noninterest-bearing deposits	$1,676,998	$—	$1,676,998	$—	$1,676,998
Transaction deposits	2,924,114	—	2,924,114	—	2,924,114
Time deposits	452,051	—	446,218	—	446,218
Securities sold under agreements to repurchase and other short-term borrowings	99,530	—	99,530	—	99,530
Federal Home Loan Bank advances	380,000	—	382,062	—	382,062
Accrued interest payable	4,073	—	4,073	—	4,073
Rate lock commitments	243	—	243	—	243
Mandatory forward contracts	61	—	61	—	61
Interest rate swap agreements	8,933	—	8,933	—	8,933

NA - Not applicable

		Fair Value Measurements at
		December 31, 2022:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$313,689	$313,689	$—	$—	$313,689
Available-for-sale debt securities	620,365	193,385	420,998	5,982	620,365
Held-to-maturity debt securities	87,386	—	87,357	—	87,357
Equity securities with readily determinable fair values	111	—	111	—	111
Mortgage loans held for sale, at fair value	1,302	—	1,302	—	1,302
Consumer loans held for sale, at fair value	4,706	—	—	4,706	4,706
Consumer loans held for sale, at the lower of cost or fair value	13,169	—	—	13,169	13,169
Loans, net	4,445,389	—	—	4,276,423	4,276,423
Federal Home Loan Bank stock	9,146	—	—	—	NA
Accrued interest receivable	13,572	—	2,462	11,110	13,572
Mortgage servicing rights	8,769	—	17,592	—	17,592
Rate lock commitments	2	—	2	—	2
Interest rate swap agreements	8,127	—	8,127	—	8,127

Liabilities:
Noninterest-bearing deposits	$1,908,768	$—	$1,908,768	$—	$1,908,768
Transaction deposits	2,398,853	—	2,398,853	—	2,398,853
Time deposits	230,224	—	223,912	—	223,912
Securities sold under agreements to repurchase and other short-term borrowings	216,956	—	216,956	—	216,956
Federal Home Loan Bank advances	95,000	—	93,044	—	93,044
Accrued interest payable	239	—	239	—	239
Mandatory forward contracts	67	—	67	—	67
Interest rate swap agreements	8,127	—	8,127	—	8,127

NA - Not applicable

15.MORTGAGE BANKING ACTIVITIES

Mortgage Banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$1,302	$29,393	$46,867
Origination of mortgage loans held for sale	77,800	205,365	680,714
Proceeds from the sale of mortgage loans held for sale	(77,928)	(238,398)	(717,847)
Net gain on sale of mortgage loans held for sale	2,053	4,942	19,659
Balance, end of period	$3,227	$1,302	$29,393

Mortgage loans serviced for others are not reported as assets. The following table provides information for loans serviced by the Bank for the FHLMC and FNMA as of December 31, 2023 and 2022:

December 31, (in thousands)	2023	2022

FHLMC	$899,444	$966,677
FNMA	417,475	420,637
Total	$1,316,919	$1,387,314

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $8 million and $11 million as of December 31, 2023 and 2022.

The following table presents the components of Mortgage Banking income:

Years Ended December 31, (in thousands)	2023	2022	2021

Net gain realized on sale of mortgage loans held for sale	$1,784	$7,164	$23,114
Net change in fair value recognized on loans held for sale	22	(688)	(1,361)
Net change in fair value recognized on rate lock loan commitments	242	(1,402)	(3,136)
Net change in fair value recognized on forward contracts	5	(132)	1,042
Net gain recognized	2,053	4,942	19,659

Loan servicing income	3,370	3,518	3,288
Amortization of mortgage servicing rights	(1,881)	(2,264)	(3,453)
Change in mortgage servicing rights valuation allowance	—	—	500
Net servicing income recognized	1,489	1,254	335
Total Mortgage Banking income	$3,542	$6,196	$19,994

Activity for capitalized mortgage servicing rights was as follows:

(in thousands)	2023	2022	2021

Balance, beginning of period	$8,770	$9,196	$7,095
Additions	522	1,838	5,054
Amortized to expense	(1,881)	(2,264)	(3,453)
Change in valuation allowance	—	—	500
Balance, end of period	$7,411	$8,770	$9,196

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Beginning valuation allowance	$—	$—	$500
Charge during the period	—	—	(500)
Ending valuation allowance	$—	$—	$—

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2023	2022

Fair value of mortgage servicing rights portfolio	$16,054	$17,145
Monthly weighted average prepayment rate of unpaid principal balance*	128%	127%
Discount rate	10.26%	10.21%
Weighted average foreclosure rate	0.16%	0.10%
Weighted average life in years	7.52	7.54

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2024	$1,007
2025	999
2026	996
2027	939
2028	843
2029	717
Thereafter	1,910
Total	$7,411

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2023		2022
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$3,168	$3,227	$1,265	$1,302

Included in other assets:
Rate lock loan commitments	$9,275	$243	$4,118	$2
Mandatory forward contracts	—	—	—	—

Included in other liabilities:
Mandatory forward contracts	$9,092	$61	$4,009	$67

16.	STOCK PLANS AND STOCK BASED COMPENSATION

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2023	2022	2021

Risk-free interest rate	3.86%	1.35%	0.20%
Expected dividend yield	3.19	2.50	3.18
Expected stock price volatility	33.14	32.12	31.71
Expected life of options (in years)	4	4	4
Estimated fair value per share	$9.65	$10.41	$6.26

The following table summarizes stock option activity from January 1, 2022 through December 31, 2023:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding, January 1, 2022	460,502	$37.54
Granted	54,281	50.34
Exercised	(5,250)	34.17
Forfeited or expired	(44,500)	40.32
Outstanding, December 31, 2022	465,033	$38.81	2.25	$2,322,635

Outstanding, January 1, 2023	465,033	$38.81
Granted	69,617	42.74
Exercised	(10,000)	46.08
Forfeited or expired	(64,000)	45.09
Outstanding, December 31, 2023	460,650	$38.37	1.87	$7,734,879

Unvested	287,148	$38.76	2.42	$4,708,333
Exercisable (vested) at December 31, 2023	173,502	$37.72	0.96	$3,026,546

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2023	2022	2021

Total intrinsic value of options exercised	$58	$57	$1,335
Total cash received from options exercised, net of shares redeemed	(2)	52	(142)
Total tax benefit of options exercised	1	6	223

Loan balances of employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2023	2022

Outstanding loans	$129	$178

Restricted Stock Awards

Restricted stock awards generally vest within three to six years after issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all restricted stock activity from January 1, 2022 through December 31, 2023:

	Restricted	Weighted-Average	Weighted-Average
	Stock Awards	Grant Date	Remaining Contractual
	Class A Shares	Fair Value	Term (years)
Outstanding, January 1, 2022	56,059	$39.12
Granted	12,174	46.05
Forfeited	—	—
Earned and issued	(3,500)	37.74
Outstanding, December 31, 2022	64,733	$40.49	2.25

Outstanding, January 1, 2023	64,733	$40.49
Granted	55,157	43.60
Forfeited	(1,470)	49.08
Earned and issued	(31,354)	37.56
Outstanding, December 31, 2023	87,066	$43.37	1.98

Unvested	87,066	$43.37	1.98

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally three to six years. The total fair value of restricted shares that vested during 2023, 2022, and 2021 was approximately $1.5 million, $186,000, and $50,000.

Performance Stock Units

Performance stock units are earned within one year of issuance and vest within three years of issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all PSU activity from January 1, 2022 through December 31, 2023:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2022	—	$—
Granted	8,874	51.39
Forfeited	(8,874)	51.39
Earned and issued	—	—
Outstanding, December 31, 2022	—	$—

Outstanding, January 1, 2023	—	$—
Granted	10,999	42.74
Forfeited	(10,999)	42.74
Earned and issued	—	—
Outstanding, December 31, 2023	—	$—

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2023, 2022, and 2021 as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Stock option expense	$774	$560	$574
Restricted stock award expense	829	937	738
Performance stock unit expense	(281)	152	129
Total expense	$1,322	$1,649	$1,441

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2024	$489	$1,052	$1,541
2025	263	844	1,107
2026	18	539	557
2027	5	8	13
2028	—	—	—
Total	$775	$2,443	$3,218

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2022	86,800	$29.98
Deferred fees and dividend equivalents converted to stock units	18,241	46.58
Stock units converted to Class A Common Shares	(5,814)	49.51
Outstanding, December 31, 2022	99,227	$31.43

Outstanding, January 1, 2023	99,227	$31.43
Deferred fees and dividend equivalents converted to stock units	17,811	43.14
Stock units converted to Class A Common Shares	(3,635)	33.29
Outstanding, December 31, 2023	113,403	$35.65

Vested	113,403	$35.65

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Director deferred compensation expense	$777	$503	$417

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average	Weighted-Average
	Stock	Market Price	Remaining Contractual
	Units	at Date of Deferral	Term (years)
Outstanding, January 1, 2022	65,318	$40.57
Deferred base salaries and dividend equivalents converted to stock units	9,389	43.08
Matching stock units credited	9,315	43.08
Matching stock units forfeited	(1,151)	48.25
Stock units converted to Class A Common Shares	—	—
Outstanding, December 31, 2022	82,871	$41.03	3.13

Outstanding, January 1, 2023	82,871	$41.03
Deferred base salaries and dividend equivalents converted to stock units	10,646	45.03
Matching stock units credited	10,578	44.90
Matching stock units forfeited	(2,753)	41.09
Stock units converted to Class A Common Shares	(5,084)	43.01
Outstanding, December 31, 2023	96,258	$42.17	2.84

Vested	59,626	$42.60	3.11
Unvested	36,632	$41.48	2.40

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2023	2022	2021

Key-employee - base salary	$484	$408	$429
Key-employee - employer match	250	317	178
Total	$734	$725	$607

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period, or on the last trading day of each offering period. Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at:

●	85% of fair market value on the last day of the three-month offering periods ended March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2023	2022	2021

ESPP expense	$111	$104	$104

17.	BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Employer matching contributions	$3,136	$3,096	$3,373
Discretionary employer bonus matching contributions	—	—	—

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million as of December 31, 2023 and 2022. Expense under the SERP was $0, $0, and $232,000 for the years ended December 31, 2023, 2022, and 2021.

18.	INCOME TAXES

Allocation of federal and state income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Current expense:
Federal	$22,015	$24,537	$19,348
State	5,237	5,939	4,169

Deferred expense:
Federal	(3,329)	(4,273)	(246)
State	(1,084)	(464)	560
Total	$22,839	$25,739	$23,831

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2023	2022	2021

Federal corporate tax rate	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	2.90	3.70	3.32
Low-income housing and R&D tax credits	(2.67)	(1.88)	(1.76)
Nontaxable income	(1.38)	(1.00)	(1.06)
Tax benefit of vesting employee benefits	(0.06)	(0.01)	(0.20)
Other, net	0.38	0.22	0.08
Effective tax rate	20.17	22.03	21.38

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2023	2022

Deferred tax assets:
Allowance for credit losses	$20,654	$17,427
Operating lease liabilities	8,940	9,362
Accrued expenses	6,285	5,901
Net operating loss carryforward(1)	1,191	1,371
Acquisition fair value adjustments	55	101
Other-than-temporary impairment	582	567
R&D Capitalization	4,492	2,271
Unrealized investment security losses	6,803	10,657
Other	2,337	2,248
Total deferred tax assets	51,339	49,905

Deferred tax liabilities:
Right of use assets - operating leases	(8,726)	(9,166)
Depreciation and amortization	(2,805)	(2,835)
Federal Home Loan Bank dividends	(757)	(745)
Deferred loan costs	(2,732)	(2,153)
Lease Financing Receivables	(3,058)	(1,996)
Mortgage servicing rights	(1,864)	(2,172)
Unrealized investment securities gains	—	—
Total deferred tax liabilities	(19,942)	(19,067)

Less: Valuation allowance	—	—
Net deferred tax asset	$31,397	$30,838
(1)	The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $5.1 million (federal) and $2.6 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. Finally, the Company has state AMT credit carryforwards of $15,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Balance, beginning of period	$2,866	$2,191	$1,941
Additions based on tax related to the current period	280	950	433
Additions for tax positions of prior periods	36	—	253
Reductions due to the statute of limitations	(320)	(275)	(436)
Balance, end of period	$2,862	$2,866	$2,191

Of the 2023 total, $2.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2023, 2022, and 2021, and accrued on the balance sheets as of December 31, 2023, 2022, and 2021 are presented below:

Years Ended December 31, (in thousands)	2023	2022	2021

Interest and penalties recorded in the income statement as a component of income tax expense	$314	$72	$267
Interest and penalties accrued on balance sheet	1,163	849	777

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2019. With a few exceptions, which are immaterial in the aggregate, the Company is no longer subject to state income tax examinations for all years prior to and including 2018.

Low-Income Housing Tax Credits Investments and Obligations

The Company is a limited partner in several low-income housing partnerships whose purpose is to invest in qualified affordable housing. The Company expects to recover its remaining investments in these partnerships through the use of tax credits that are generated by the investments.

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

December 31, (in thousands)		2023		2022
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations	Investments	Obligations
Low-income housing tax credit - Gross	Proportional amortization	$57,596	$58,619	$42,306	$43,609
Life-to-date amortization		(15,904)	NA	(10,591)	NA
Low-income housing tax credit - Net		$41,692	$58,619	$31,715	$43,609

19.	EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2023	2022	2021

Net income	$90,374	$91,106	$87,611
Dividends declared on Common Stock:
Class A Shares	(26,002)	(24,122)	(22,451)
Class B Shares	(2,933)	(2,679)	(2,435)
Undistributed net income for basic earnings per share	61,439	64,305	62,725
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(92)	(87)	(100)
Undistributed net income for diluted earnings per share	$61,347	$64,218	$62,625

Weighted average shares outstanding:
Class A Shares	17,634	17,876	18,497
Class B Shares	2,158	2,161	2,178
Effect of dilutive securities on Class A Shares outstanding	61	64	82
Weighted average shares outstanding including dilutive securities	19,853	20,101	20,757

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.50	$1.36	$1.23
Undistributed earnings per share*	3.14	3.24	3.06
Total basic earnings per share - Class A Common Stock	$4.64	$4.60	$4.29

Class B Common Stock:
Per share dividends distributed	$1.36	$1.240	$1.12
Undistributed earnings per share*	2.85	2.95	2.78
Total basic earnings per share - Class B Common Stock	$4.21	$4.19	$3.90

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.50	$1.36	$1.23
Undistributed earnings per share*	3.12	3.23	3.05
Total diluted earnings per share - Class A Common Stock	$4.62	$4.59	$4.28

Class B Common Stock:
Per share dividends distributed	$1.36	$1.240	$1.12
Undistributed earnings per share*	2.84	2.93	2.77
Total diluted earnings per share - Class B Common Stock	$4.20	$4.17	$3.89

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

Years Ended December 31,	2023	2022	2021

Antidilutive stock options	149,169	178,000	144,000
Average antidilutive stock options	145,809	128,000	142,625

20.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Executive Chair/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2023 were as follows:

(in thousands)

Beginning balance	$6,827
Effect of changes in composition of related parties	2,861
New loans	3,944
Repayments	(2,687)
Ending balance	$10,945

Deposits from executive officers, directors, and their affiliates totaled $117 million and $126 million as of December 31, 2023 and 2022.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chair, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million as of December 31, 2023 and 2022.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2023 and 2022, the unreimbursed portion was $140,000 and $240,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

21.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2023	2022	2021

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$15,380	$(45,109)	$(8,908)
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	46	(29)	63
Net gains (losses)	15,426	(45,138)	(8,845)
Income tax benefit (expense) related to items of other comprehensive income	(3,855)	11,285	2,210
Net of tax	11,571	(33,853)	(6,635)

There were no amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2023, 2022, and 2021.

The following is a summary of the accumulated OCI balances, net of tax:

		2023
(in thousands)	December 31, 2022	Change	December 31, 2023

Unrealized gain (loss) on AFS debt securities	$(32,934)	$11,525	$(21,409)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	955	46	1,001
Total unrealized gain (loss)	$(31,979)	$11,571	$(20,408)

		2022
(in thousands)	December 31, 2021	Change	December 31, 2022

Unrealized gain (loss) on AFS debt securities	$890	$(33,824)	$(32,934)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	984	(29)	955
Total unrealized gain (loss)	$1,874	$(33,853)	$(31,979)

22.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2023	2022

Assets:

Cash and cash equivalents	$37,778	$36,436
Securities available for sale	5,872	3,855
Investment in bank subsidiary	875,503	819,144
Investment in non-bank subsidiaries	—	2,773
Other assets	2,598	2,465

Total assets	$921,751	$864,673

Liabilities and Stockholders’ Equity:

Other liabilities	8,995	8,060
Stockholders’ equity	912,756	856,613

Total liabilities and stockholders’ equity	$921,751	$864,673

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2023	2022	2021

Income and expenses:

Dividends from subsidiary	$48,000	$59,460	$28,300
Interest income	429	229	143
Other income	(37)	54	53
Less: Interest expense	—	—	507
Less: Other expenses	1,097	819	760

Income before income tax benefit	47,295	58,924	27,229
Income tax benefit	166	124	245

Income before equity in undistributed net income of subsidiaries	47,461	59,048	27,474
Equity in undistributed net income of subsidiaries	42,913	32,058	60,137

Net income	$90,374	$91,106	$87,611

Comprehensive income	$101,945	$57,253	$80,976

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2023	2022	2021

Operating activities:

Net income	$90,374	$91,106	$87,611
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment securities	(59)	(56)	(53)
Equity in undistributed net income of subsidiaries	(42,913)	(32,058)	(60,137)
Director deferred compensation	769	427	347
Change in other assets	(1,639)	4,571	(736)
Change in other liabilities	3,973	(5,428)	1,694
Net cash provided by operating activities	50,505	58,562	28,726

Investing activities:

Investment in venture capital fund	(532)	(337)	—
Investment in subsidiary bank	(627)	(590)	(591)
Net cash used in investing activities	(1,159)	(927)	(591)

Financing activities:

Common Stock repurchases	(20,279)	(12,577)	(47,528)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	627	590	591
Net proceeds from Common Stock options exercised and equity awards	(2)	52	(142)
Payoff of subordinated note, net of common security interest	—	—	(40,000)
Cash dividends paid	(28,350)	(26,145)	(24,699)
Net cash used in financing activities	(48,004)	(38,080)	(111,778)

Net change in cash and cash equivalents	1,342	19,555	(83,643)

Cash and cash equivalents at beginning of period	36,436	16,881	100,524

Cash and cash equivalents at end of period	$37,778	$36,436	$16,881

23. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$194,516	$9,447	$282	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Noninterest income:
Service charges on deposit accounts	13,810	44	—	13,854	—	—	1	1	13,855
Net refund transfer fees	—	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income (1)	—	—	3,542	3,542	—	—	—	—	3,542
Interchange fee income	12,926	—	—	12,926	126	4	1	131	13,057
Program fees (1)	—	—	—	—	—	2,827	12,755	15,582	15,582
Increase in cash surrender value of BOLI (1)	2,719	—	—	2,719	—	—	—	—	2,719
Death benefits in excess of cash surrender value of life insurance (1)	1,728	—	—	1,728	—	—	—	—	1,728
Net losses on OREO	(211)	—	—	(211)	—	—	—	—	(211)
Other	4,913	—	74	4,987	215	154	81	450	5,437
Total noninterest income	35,885	44	3,616	39,545	16,089	2,985	12,838	31,912	71,457

Total net revenue	$230,401	$9,491	$3,898	$243,790	$45,646	$18,714	$52,085	$116,445	$360,235

Net-revenue concentration (2)	64%	3%	1%	68%	13%	5%	14%	32%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$171,543	$13,729	$519	$185,791	$16,896	$4,819	$29,185	$50,900	$236,691

Noninterest income:
Service charges on deposit accounts	13,388	50	—	13,438	(12)	—	—	(12)	13,426
Net refund transfer fees	—	—	—	—	17,080	—	—	17,080	17,080
Mortgage banking income (1)	—	—	6,196	6,196	—	—	—	—	6,196
Interchange fee income	12,943	—	—	12,943	176	6	—	182	13,125
Program fees (1)	—	—	—	—	—	2,872	13,300	16,172	16,172
Increase in cash surrender value of BOLI (1)	2,526	—	—	2,526	—	—	—	—	2,526
Net losses on OREO	(211)	—	—	(211)	—	—	—	—	(211)
Contract termination fee	—	—	—	—	5,000	—	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	—	13,000	13,000
Other	3,002	—	136	3,138	260	98	—	358	3,496
Total noninterest income	31,648	50	6,332	38,030	35,504	2,976	13,300	51,780	89,810

Total net revenue	$203,191	$13,779	$6,851	$223,821	$52,400	$7,795	$42,485	$102,680	$326,501

Net-revenue concentration (2)	63%	4%	2%	69%	16%	2%	13%	31%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$157,249	$25,218	$1,081	$183,548	$14,999	$838	$23,355	$39,192	$222,740

Noninterest income:
Service charges on deposit accounts	12,506	57	—	12,563	(10)	—	—	(10)	12,553
Net refund transfer fees	—	—	—	—	20,248	—	—	20,248	20,248
Mortgage banking income (1)	—	—	19,994	19,994	—	—	—	—	19,994
Interchange fee income	12,777	—	—	12,777	277	8	—	285	13,062
Program fees (1)	—	—	—	—	—	3,171	11,066	14,237	14,237
Increase in cash surrender value of BOLI (1)	2,242	—	—	2,242	—	—	—	—	2,242
Net losses on OREO	(160)	—	—	(160)	—	—	—	—	(160)
Other	4,127	—	191	4,318	81	—	—	81	4,399
Total noninterest income	31,492	57	20,185	51,734	20,596	3,179	11,066	34,841	86,575

Total net revenue	$188,741	$25,275	$21,266	$235,282	$35,595	$4,017	$34,421	$74,033	$309,315

Net-revenue concentration (2)	61%	8%	7%	76%	12%	1%	11%	24%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

24.	SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar.

As of December 31, 2023, the Company was divided into six reportable segments: Traditional Banking, Warehouse, Mortgage Banking, TRS, RPS, and RCS. Management considers the first three segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Loans and refund transfers

Republic Payment Solutions	RPS offers general-purpose reloadable cards. RPS products are primarily provided to clients outside of the Bank’s market footprint.	Prepaid cards

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

Segment information for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31, 2023
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$194,516	$9,447	$282	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Provision for expected credit loss expense	8,698	(162)	—	8,536	22,559	—	16,529	39,088	47,624

Net refund transfer fees	—	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income	—	—	3,542	3,542	—	—	—	—	3,542
Program fees	—	—	—	—	—	2,827	12,755	15,582	15,582
Contract termination fee	—	—	—	—	—	—	—	—	—
Legal settlement	—	—	—	—	—	—	—	—	—
Other noninterest income	35,885	44	74	36,003	341	158	83	582	36,585
Total noninterest income	35,885	44	3,616	39,545	16,089	2,985	12,838	31,912	71,457

Total noninterest expense	160,101	3,547	8,019	171,667	12,035	3,710	11,986	27,731	199,398

Income (loss) before income tax expense	61,602	6,106	(4,121)	63,587	11,052	15,004	23,570	49,626	113,213
Income tax expense (benefit)	11,673	1,365	(907)	12,131	2,196	3,307	5,205	10,708	22,839

Net income (loss)	$49,929	$4,741	$(3,214)	$51,456	$8,856	$11,697	$18,365	$38,918	$90,374

Period-end assets	$5,504,886	$340,224	$14,746	$5,859,856	$228,738	$366,117	$140,180	$735,035	$6,594,891

Net interest margin	3.69%	2.38%	4.19%	3.61%	NM	4.59%	NM	NM	4.91%

Net-revenue concentration*	64%	3%	1%	68%	13	5%	14%	32%	100%

	Year Ended December 31, 2022
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$171,543	$13,729	$519	$185,791	$16,896	$4,819	$29,185	$50,900	$236,691

Provision for expected credit loss expense	1,429	(1,117)	—	312	9,955	—	12,081	22,036	22,348

Net refund transfer fees	—	—	—	—	17,080	—	—	17,080	17,080
Mortgage banking income	—	—	6,196	6,196	—	—	—	—	6,196
Program fees	—	—	—	—	—	2,872	13,300	16,172	16,172
Contract termination fee	—	—	—	—	5,000	—	—	5,000	5,000
Legal settlement	—	—	—	—	13,000	—	—	13,000	13,000
Other noninterest income	31,648	50	136	31,834	424	104	—	528	32,362
Total noninterest income	31,648	50	6,332	38,030	35,504	2,976	13,300	51,780	89,810

Total noninterest expense	149,681	3,604	9,912	163,197	12,377	3,340	8,394	24,111	187,308

Income before income tax expense	52,081	11,292	(3,061)	60,312	30,068	4,455	22,010	56,533	116,845
Income tax expense	11,104	2,539	(673)	12,970	6,905	942	4,922	12,769	25,739

Net income	$40,977	$8,753	$(2,388)	$47,342	$23,163	$3,513	$17,088	$43,764	$91,106

Period-end assets	$4,894,773	$405,052	$13,938	$5,313,763	$46,192	$363,067	$112,521	$521,780	$5,835,543

Net interest margin	3.38%	2.69%	4.01%	3.32%	NM	1.37%	NM	NM	4.12%

Net-revenue concentration*	63%	4%	2%	69%	16	2%	13%	31%	100%

	Year Ended December 31, 2021
	Core Banking				Republic Processing Group
				Total	Tax	Republic	Republic
	Traditional	Warehouse	Mortgage	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$157,249	$25,218	$1,081	$183,548	$14,999	$838	$23,355	$39,192	$222,740

Provision for expected credit loss expense	(38)	(281)	—	(319)	6,683	—	8,444	15,127	14,808

Net refund transfer fees	—	—	—	—	20,248	—	—	20,248	20,248
Mortgage banking income	—	—	19,994	19,994	—	—	—	—	19,994
Program fees	—	—	—	—	—	3,171	11,066	14,237	14,237
Gain on branch divestiture	—	—	—	—	—	—	—	—	—
Other noninterest income	31,492	57	191	31,740	348	8	—	356	32,096
Total noninterest income	31,492	57	20,185	51,734	20,596	3,179	11,066	34,841	86,575

Total noninterest expense	145,376	4,210	12,356	161,942	13,611	2,733	4,779	21,123	183,065

Income before income tax expense	21,467	20,981	22,552	73,659	15,301	1,284	22,591	39,176	111,442
Income tax expense	7,685	4,962	1,960	14,607	3,685	279	5,260	9,224	23,831
Net income	$13,782	$16,019	$20,592	$59,052	$11,616	$1,005	$17,331	$29,952	$87,611

Period-end assets	$4,717,836	$850,703	$43,929	$5,775,552	$371,647	$371,647	$109,517	$392,773	$6,168,325

Net interest margin	3.18%	3.37%	NM	3.39%	NM	NM	NM	NM	4.10%

Net-revenue concentration*	61%	8%	7%	76%	12	1%	11%	24%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

NM - Not Meaningful

25.	ACQUISITION OF CBANK

OVERVIEW

On March 15, 2023, the Company completed its acquisition of CBank (“CBank”), and its wholly owned bank subsidiary Commercial Industrial Finance, Inc. (“CIF”), for approximately $51 million in cash. The primary reason for the acquisition of CBank was to expand the Company’s footprint in the Cincinnati, Ohio metropolitan statistical area.

ACQUISITION SUMMARY

The table on the following page provides a summary of the assets acquired and liabilities assumed as recorded by CBank, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the expected fair values of those assets and liabilities as recorded by the Company. Effective September 30, 2023, management has finalized the fair values of the acquired assets and assumed liabilities.

	March 15, 2023
	As Previously Reported			As Recasted
	As Recorded	Fair Value		Recast		As Recorded
Years Ended December 31, (in thousands)	by CBank	Adjustments		Adjustments		by Republic

Assets acquired:

Cash and cash equivalents	$10,030	$—		$—		$10,030
Investment securities	16,463	(4)	a	(65)	a	16,394
Loans	221,707	(4,219)	b	(150)	b	217,338
Allowance for loan and lease losses	(2,953)	1,353	c	1,391	c, j	(209)
Loans, net	218,754	(2,866)		1,241		217,129
Goodwill	954	(954)	d	—		—
Core deposit intangible	—	2,844	e	—		2,844
Premises and equipment, net	162	35	f	(24)	f	173
Other assets and accrued interest receivable	7,067	(320)	g	—		6,747

Total assets acquired	$253,430	$(1,265)		$1,152		$253,317

Liabilities assumed:

Deposits:
Noninterest-bearing	$42,160	$—		$—		$42,160
Interest-bearing	179,487	31	h	—		179,518
Total deposits	221,647	31		—		221,678

Other liabilities and accrued interest payable	4,709	96	i	50	i	4,855

Total liabilities assumed	226,356	127		50		226,533

Net assets acquired	$27,074	$(1,392)		$1,102		26,784

Cash consideration paid						(51,000)

Goodwill						$24,216

Explanation of fair value and recast adjustments:

a.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the investment securities.
b.	Adjustments to loans to reflect estimated fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
c.	Adjustments to the Allowance reflect the fair value adjustment to eliminate the acquiree’s recorded allowance for loan losses and other fair value adjustments based on the Company’s evaluation of the acquired loan portfolio.
d.	Adjustment reflects the fair value adjustment to eliminate the recorded goodwill.
e.	Adjustment reflects the fair value adjustment for the core deposit intangible asset recorded as a result of the acquisition.
f.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the premises and equipment, net.
g.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other assets and accrued interest receivable.
h.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the assumed time deposits.
i.	Adjustment reflects the fair value adjustment based on the Company’s evaluation of the other liabilities and accrued interest payable.
j.	Adjustment reflects a change in estimated fair value based upon further evaluation of PCD loans, including cash payments received subsequent to the date of acquisition.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of the Company’s Executive Chair/Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2023.

(b)	Management’s Report on our Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements.

Under the supervision and with the participation of our management, including our Executive Chair/Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Crowe LLP, an independent registered public accounting firm, has audited the 2023 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included in Item 8. Financial Statement and Supplemental Data, on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

Except with respect to our remediation actions described below, the Company did not materially change its internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023, and made no changes that it believes are reasonably likely to materially affect, its internal control over financial reporting.

Remediation of Material Weaknesses

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company determined that material weaknesses existed as of December 31, 2022 in the Company’s internal control over financial reporting.  The material weaknesses that management identified were the following:

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

The material weaknesses identified above resulted in the correction of an error through a voluntary immaterial revision of revenue and net income during 2021 and the first three quarters of 2022. This understatement could have become material to the Company if it had remained undetected. The Company corrected this error as a voluntary immaterial revision to its financial statements as of and for the fiscal years ended December 31, 2022 and 2021 and in the periods in which the error occurred.

Remediation Plan and Status

Throughout the 2023 calendar year, the Company implemented remediation measures with respect to these material weaknesses.  During the fourth quarter of 2023, management concluded that Material Weakness 2 and Material Weakness 3 noted above were remediated. A material weakness will not be considered fully remediated until the enhanced controls related to that material weakness are fully implemented and operate for a sufficient period and management has concluded that these controls are operating effectively.

To remediate these material weaknesses, the Company implemented the following measures as it relates to each:

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

●	The Company did not pilot any new material third-party products within the RPG group during 2023, and as such, management was unable to test its enhanced policies and procedures for new product implementation. Although the controls related to new RPG products have not been tested for remediation, management assessed, as of December 31, 2023, the severity of the deficiencies related to new RPG products and the maximum potential impact to the Company’s consolidated financial statements. Based on this assessment, management concluded that no material weakness existed as of December 31, 2023 related to new RPG products.

Material Weakness 2:  the Company did not maintain effective controls over the information and communication as it relates to the reconciliation function.  Specifically, the controls were not precisely designed to identify, communicate, resolve, and timely escalate reconciliation issues to the appropriate levels within the organization.

●	The Company designated a new accounting position specific to the RPG operations that will report up directly to the Chief Financial Officer of the Company and not to the RPG business unit. This position has day-to-day responsibilities overseeing the financial reporting of the RPG segment.

●	The Company engaged an outside technology company to assist it in automating internal reconciliations, which will allow the Company’s personnel to more quickly identify and resolve reconciliation issues.

●	The Company enhanced its training, policies, and procedures to provide better guidance to reconciliation personnel for escalation requirements of reconciliation items as well as enhanced internal policies and controls for escalating and resolving reconciliation issues.

The Company’s remediation steps outlined above strengthened its internal control over financial reporting. During the fourth quarter of 2023, the Company successfully tested its enhanced internal policies and controls regarding the reconciliation function. As a result, management concluded that it had remediated Material Weakness 2 as of December 31, 2023.

Material Weakness 3:  the Company did not design and maintain effective controls over the financial analysis of RCS products’ yields.  Specifically, the Company reviewed the weighted average yield of all RCS products on a segment basis rather than an individual product basis.

●	During the first quarter of 2023, management enhanced its internal monthly financial reporting to provide a more detailed yield analysis at the product level for the performance of each RCS product. The Company’s testing of this monthly review control documented that it was operating effectively during October, November, and December of 2023.

The Company’s remediation steps outlined above strengthened its internal control over financial reporting. As a result, management concluded that it had remediated Material Weakness 3 as of December 31, 2023.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(a) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2024 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 25, 2024, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Christy Ames	51	Secretary of the Company; EVP of RB&T
Pedro Bryant	62	EVP of RB&T
Steven E. DeWeese	55	EVP of RB&T
Juan Montano	54	EVP of RB&T
William R. Nelson	60	President of RB&T's Republic Processing Group
Logan Pichel	59	Director of the Company and RB&T; President and CEO of RB&T
Anthony T. Powell	56	EVP of RB&T
John Rippy	63	Assistant Secretary of the Company; EVP of RB&T
Kevin Sipes	52	EVP, CFO, and Chief Accounting Officer of the Company and RB&T
Jeff Starke	46	EVP of RB&T
A. Scott Trager	71	Vice Chair and President of the Company; Director of the Company and RB&T
Steven E. Trager	63	Executive Chair and CEO of the Company; Executive Chair of RB&T
Andrew Trager-Kusman	37	Director of the Company and RB&T; SVP of RB&T
Margaret Wendler	69	EVP of RB&T

Executive officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. Steven E. Trager and A. Scott Trager are cousins. Steven E. Trager is Andrew Trager-Kusman’s uncle.

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

Jeff Starke joined Republic Bank & Trust Company on July 19, 2021 as the Bank’s Executive Vice President, Chief Information Officer and became the Bank’s Chief Information and Operations Officer in 2024. He has held various technological and operational roles in the financial services vertical for over 20 years. Prior to joining Republic, he served from 2010 to 2021 at Bank OZK, most recently as Chief Technology Officer and Chair of the Information Systems Steering Committee.

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

Item 11. Executive Compensation.

The compensation-related information required by this Item appears under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “DIRECTOR COMPENSATION,” and “CERTAIN INFORMATION AS TO MANAGEMENT” of the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2023. Republic’s security holders approved each of the equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders as of December 31, 2023.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2015 Stock Incentive Plan	757,377	(2)	$38.37	1,824,176
2018 Employee Stock Purchase Plan (3)	—		$—	167,403
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 209,661 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan. Also includes 87,066 restricted shares of Class A Common Stock. The weighted-average exercise price in Column (b) does not take these awards into account. For further information, see Footnote 16 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2023, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2023 and 2022

Consolidated statements of income and comprehensive income — years ended December 31, 2023, 2022, and 2021

Consolidated statements of stockholders’ equity — years ended December 31, 2023, 2022, and 2021

Consolidated statements of cash flows — years ended December 31, 2023, 2022, and 2021

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

Item 16. Form 10-K Summary.

Not applicable.

INDEX TO EXHIBITS

No.	Description

3(i)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(i) to the Registrant’s Form 8-K filed October 13, 2016)

3(ii)	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K filed April 26, 2021)

4.1	Provisions of Articles of Incorporation of Registrant defining rights of security holders (see Articles of Incorporation, as amended, of Registrant incorporated as Exhibit 3(i) herein)

4.2	Description of Securities (Incorporated by reference to Exhibit 4.3 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.01*	Agreement of Employment dated April 24, 2020, between Republic Bank & Trust Company and Logan Pichel (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 5, 2020)

10.02*

Change in Control Severance Agreement dated January 27, 2021 between Republic Bank & Trust Company and William Nelson (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed February 1, 2021)

10.03*

Form of Executive Officer Change in Control Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 1, 2021)

10.04

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012)

10.05

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007)

10.06

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.07

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008)

10.08

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to 2801 Bardstown Road, Louisville (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed March 9, 2018)

10.09

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.10

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1)

10.11

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001)

10.12

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street, Louisville, KY (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s

No.	Description

Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.14

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street, Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006)

10.15

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.16

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.17

Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6), Louisville, KY. (Incorporated by reference to exhibit 10.31 of Registrant’s Form 10-K for the year ended December 31, 2016)

10.18

Assignment of Lease relating to property at 601 West Market Street (Floor 4), Louisville, KY. (Incorporated by reference to exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2016)

10.19

Master Office Lease between Republic Bank & Trust Company and Makbe LLC, dated August 1, 2020, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2020)

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999)

10.22

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999)

10.23

Seventh Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.24

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.25

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.26

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003)

No.	Description

10.27

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.28

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.29

Eighth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, relating to 661 South Hurstbourne Parkway, Louisville, KY, amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.30.1

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015)

10.30.2

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 31, 2018, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018)

10.30.3

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.31.3 of Registrant’s Form 10-K filed March 3, 2023)

10.31.1

First amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.32.1 of Registrant’s Form 10-K filed March 3, 2023)

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.33

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999)

10.34

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999)

10.35

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.36

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005)

No.	Description

10.37

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.38

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007)

10.39

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013)

10.40

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.41

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.42

Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2021)

10.43

Eighth Amendment to Office Lease dated as of November 17, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.46 of Registrant’s Form 10-K for the year ended December 31, 2021 (Commission Number: 0-24649))

10.44

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007)

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008)

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010)

10.47

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.48

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to 200 South Seventh Street, Louisville, KY (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013)

No.	Description

10.49

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015)

10.51

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.52

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017)

10.53

Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.56 of Registrant’s Form 10-K for the year ended December 31, 2021)

10.54*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement)

10.55*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.56*	Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.57*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016)

10.58*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021)

10.59*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021)

10.60*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021)

10.61*	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021)

10.62*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005)

10.63*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011)

10.64*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014)

No.	Description

10.65*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective May 1, 2021 (Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021)

10.66*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004)

10.67*	Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005)

10.68*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005)

10.69*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008)

10.70*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement)

10.71*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020)

10.72*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement)

10.73*

Consulting Agreement dated as of July 16, 2019, between David P. Feaster and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.70 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.74**

Amended and Restated Joint Marketing Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.87 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.75**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.76**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.77**

Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.90 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.78

Asset Purchase Agreement dated as of May 13, 2021, between Republic Bank & Trust Company and Green Dot Corporation (Incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed May 19, 2021) (Termination of this agreement has been disclosed in Registrant’s Form 8-K filed January 10, 2022)

10.79*	Form of Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers

No.	Description

10.80* 16.1

Form of RPG Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers

Letter from Crowe LLP to the U.S. Securities and Exchange Commission, dated December 5, 2023 (incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K filed December 5, 2023)

21	Subsidiaries of Republic Bancorp, Inc.

23 31.1	Consent of Independent Registered Public Accounting Firm Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Axt of 2002
31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

97*	Republic Bancorp, Inc. Incentive-Based Compensation Recovery Policy effective November 15, 2023

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (v) Notes to Consolidated Financial Statements.

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

REPUBLIC BANCORP, INC.

/s/ Steven E. Trager
March 14, 2024	By:	Steven E. Trager
Executive Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Steven E. Trager	Executive Chair, Chief Executive Officer	March 14, 2024
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chair, President and Director	March 14, 2024
A. Scott Trager
/s/ Kevin Sipes	Chief Financial Officer and	March 14, 2024
Kevin Sipes	Chief Accounting Officer

/s/ David P. Feaster	Director	March 14, 2024
David P. Feaster

/s/ Jennifer N. Green	Director	March 14, 2024
Jennifer N. Green

/s/ Heather V. Howell	Director	March 14, 2024
Heather V. Howell

/s/ Timothy S. Huval	Director	March 14, 2024
Timothy S. Huval

/s/ Ernest W. Marshall, Jr.	Director	March 14, 2024
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	March 14, 2024
W. Patrick Mulloy, II

/s/ George Nichols III	Director	March 14, 2024
George Nichols III

/s/ W. Kennett Oyler, III	Director	March 14, 2024
W. Kennett Oyler, III

/s/ Logan M. Pichel	Director	March 14, 2024
Logan M. Pichel

/s/ Vidya Ravichandran	Director	March 14, 2024
Vidya Ravichandran

SIGNATURES (continued)

/s/ Michael T. Rust	Director	March 14, 2024
Michael T. Rust

/s/ Susan Stout Tamme	Director	March 14, 2024
Susan Stout Tamme

/s/ Andrew Trager-Kusman	Director	March 14, 2024
Andrew Trager-Kusman

/s/ Mark A. Vogt	Director	March 14, 2024
Mark A. Vogt