Form 10-Q
period 2024-03-31
REPUBLIC BANCORP INC /KY/
filed 2024-05-09
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2024 was 17,261,545 and 2,150,669.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CBank Agreement	Agreement and Plan of Merger between Republic Bancorp, Inc., CBank, and RB&T
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (in thousands)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)	(Audited)

Cash and cash equivalents	$546,363	$316,567
Available-for-sale debt securities, at fair value (amortized cost of $614,368 in 2024 and $618,525 in 2023, allowance for credit losses of $0 in 2024 and 2023)	587,805	591,313
Held-to-maturity debt securities (fair value of $76,119 in 2024 and $76,167 in 2023, allowance for credit losses of $10 in 2024 and $10 in 2023)	76,254	76,387
Equity securities with readily determinable fair value	235	174
Mortgage loans held for sale, at fair value	80,884	3,227
Consumer loans held for sale, at fair value	6,093	7,914
Consumer loans held for sale, at the lower of cost or fair value	13,083	16,094
Loans (loans carried at fair value of $0 in 2024 and $0 in 2023)	5,224,292	5,239,861
Allowance for credit losses	(108,702)	(82,130)
Loans, net	5,115,590	5,157,731
Federal Home Loan Bank stock, at cost	43,729	23,770
Premises and equipment, net	33,557	33,411
Right-of-use assets	33,210	34,691
Goodwill	40,516	40,516
Other real estate owned	1,486	1,370
Bank owned life insurance	104,670	103,916
Low-income housing tax credit investments	73,621	75,055
Other assets and accrued interest receivable	118,496	112,755

TOTAL ASSETS	$6,875,592	$6,594,891

LIABILITIES

Deposits:
Noninterest-bearing	$1,359,516	$1,676,998
Interest-bearing	4,061,133	3,376,165
Total deposits	5,420,649	5,053,163

Securities sold under agreements to repurchase and other short-term borrowings	84,522	97,618
Operating lease liabilities	34,076	35,539
Federal Home Loan Bank advances	270,000	380,000
Low-income housing tax credit obligations	56,093	58,619
Other liabilities and accrued interest payable	74,669	57,196

Total liabilities	5,940,009	5,682,135

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,260,406 shares (2024) and 17,203,355 shares (2023) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,150,669 shares (2024) and 2,154,562 shares (2023) issued and outstanding	4,578	4,553
Additional paid in capital	142,091	142,124
Retained earnings	808,836	786,487
Accumulated other comprehensive (loss) income	(19,922)	(20,408)

Total stockholders’ equity	935,583	912,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,875,592	$6,594,891

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME:

Loans, including fees	$118,907	$92,609
Taxable investment securities	4,452	4,603
Federal Home Loan Bank stock and other	7,273	3,144
Total interest income	130,632	100,356

INTEREST EXPENSE:

Deposits	26,996	4,878
Securities sold under agreements to repurchase and other short-term borrowings	130	248
Federal Home Loan Bank advances	6,587	2,588
Total interest expense	33,713	7,714

NET INTEREST INCOME	96,919	92,642

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	30,622	26,766

NET INTEREST INCOME AFTER PROVISION	66,297	65,876

NONINTEREST INCOME:

Service charges on deposit accounts	3,313	3,299
Net refund transfer fees	10,820	10,807
Mortgage banking income	310	800
Interchange fee income	3,157	3,051
Program fees	4,179	3,241
Increase in cash surrender value of bank owned life insurance	754	635
Net losses on other real estate owned	(53)	(53)
Other	893	901
Total noninterest income	23,373	22,681

NONINTEREST EXPENSE:

Salaries and employee benefits	29,716	29,961
Technology, equipment, and communication	7,490	7,228
Occupancy	3,822	3,406
Marketing and development	1,924	1,574
FDIC insurance expense	772	637
Interchange related expense	1,298	1,499
Legal and professional fees	1,055	1,061
Merger expense	41	2,073
Other	4,853	5,004
Total noninterest expense	50,971	52,443

INCOME BEFORE INCOME TAX EXPENSE	38,699	36,114
INCOME TAX EXPENSE	8,093	8,022
NET INCOME	$30,606	$28,092

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.59	$1.42
Class B Common Stock	1.44	1.30

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.58	$1.42
Class B Common Stock	1.43	1.29

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$30,606	$28,092

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gain (loss) on AFS debt securities	592	5,205
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	57	5
Total other comprehensive income (loss) before income tax	649	5,210
Income tax benefit (expense) related to items of other comprehensive income	(163)	(1,305)
Total other comprehensive income (loss), net of tax	486	3,905

COMPREHENSIVE INCOME	$31,092	$31,997

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	30,606	—	30,606
Net change in AOCI	—	—	—	—	—	486	486
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(6,986)	—	(6,986)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	37	—	26	(689)	(437)	—	(1,100)
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	—	—	(1)	135	—	—	134
Designated key employees	11	—	—	167	—	—	167
Employee stock purchase plan - Class A Common Stock	4	—	1	183	—	—	184
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock	1	—	(1)	(34)	(38)	—	(73)
Stock options	—	—	—	169	—	—	169

Balance, March 31, 2024	17,260	2,151	$4,578	$142,091	$808,836	$(19,922)	$935,583

	Three Months Ended March 31, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	28,092	—	28,092
Net change in AOCI	—	—	—	—	—	3,905	3,905
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,581)	—	(6,581)
Class B Shares ($0.340 per share)	—	—	—	—	(734)	—	(734)
Stock options exercised, net of shares withheld	—	—	—	(84)	—	—	(84)
Net change in notes receivable on Class A Common Stock	—	—	—	84	—	—	84
Deferred compensation - Class A Common Stock:	—
Directors	—	—	—	110	—	—	110
Designated key employees	7	—	—	221	—	—	221
Employee stock purchase plan - Class A Common Stock	4	—	—	162	—	—	162
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	39	—	—	39
Restricted stock	2	—	—	173	—	—	173
Stock options	—	—	—	202	—	—	202

Balance, March 31, 2023	17,598	2,160	$4,648	$142,601	$763,027	$(28,074)	$882,202

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$30,606	$28,092
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	1,555	1,438
Net accretion and amortization on loans	(639)	(618)
Unrealized and realized losses on equity securities with readily determinable fair value	(61)	4
Depreciation of premises and equipment	1,944	1,594
Amortization of mortgage servicing rights	426	490
Provision for on-balance sheet exposures	30,622	26,766
Provision for off-balance sheet exposures	(110)	210
Net gain on sale of mortgage loans held for sale	80	(420)
Origination of mortgage loans held for sale	(27,046)	(15,942)
Proceeds from sale of mortgage loans held for sale	18,773	16,630
Net gain on sale of consumer loans held for sale	(3,405)	(2,534)
Origination of consumer loans held for sale	(188,347)	(207,222)
Proceeds from sale of consumer loans held for sale	196,584	210,199
Writedowns of other real estate owned	53	52
Deferred compensation expense - Class A Common Stock	301	331
Stock-based awards and ESPP expense - Class A Common Stock	160	438
Amortization of right-of-use assets	1,481	1,544
Accretion of operating lease liabilities	(1,463)	(1,550)
Increase in cash surrender value of bank owned life insurance	(754)	(635)
Net change in other assets and liabilities:
Accrued interest receivable	(1,878)	(2,502)
Accrued interest payable	2,832	103
Other assets	(5,489)	(5,402)
Other liabilities	14,999	19,670
Net cash provided by operating activities	71,224	70,736

INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	—	(40,970)
Purchases of available-for-sale debt securities	(50,000)	(25,000)
Purchases of held-to-maturity debt securities	—	(25,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	54,220	54,066
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	133	278
Net change in outstanding warehouse lines of credit	(123,526)	(53,805)
Purchase of correspondent loans, including premiums paid	—	(8,731)
Net change in other loans	66,188	19,670
Net purchases of Federal Home Loan Bank stock	(19,959)	(16,793)
Investments in low-income housing tax partnerships	(2,710)	(1,172)
Net purchases of premises and equipment	(2,090)	(1,688)
Net cash used in investing activities	(77,744)	(99,145)

FINANCING ACTIVITIES:
Net change in deposits	367,486	40,145
Net change in securities sold under agreements to repurchase and other short-term borrowings	(13,096)	(82,544)
Payments of Federal Home Loan Bank advances	(110,000)	—
Proceeds from Federal Home Loan Bank advances	—	13,000
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	156	138
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(1,100)	(84)
Cash dividends paid	(7,130)	(6,646)
Net cash (used in) provided by financing activities	236,316	(35,991)
NET CHANGE IN CASH AND CASH EQUIVALENTS	229,796	(64,400)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	316,567	313,689
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$546,363	$249,289
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$30,882	$7,611
Income taxes	570	471
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$118	$127
Transfers from loans to real estate acquired in settlement of loans	169	—
Transfers from loans held for investment to held for sale	69,464	—
Right-of-use assets recorded	—	722

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31, 2024 and 2023 AND DECEMBER 31, 2023 (UNAUDITED)

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its geographic market footprint where it has physical locations, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. During the fourth quarter of 2023, the Company dissolved its Captive, a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provided property and casualty insurance coverage to the Company and the Bank, as well as a group of unrelated third-party insurance captives.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2023. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2024, Republic had 47 banking centers with locations as follows:

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

Other sources of Traditional Banking income include mortgage banking income, service charges on deposit accounts, debit and credit card interchange fee income, title insurance commissions, and increases in the cash surrender value of BOLI.

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season. Of these ERAs, $11 million remained outstanding as of March 31, 2024. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax filing season.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2024 and 2023:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA credit product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERA credits. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company will consider an RA delinquent in 2024 if it remains unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

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

Republic Payment Solutions segment - The RPS segment offers a range of payment-related products and services to consumers through third party service providers. The Bank offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to consumers through third-party marketer-servicers.

Prepaid solutions include the issuing of payroll and general purpose reloadable (“GPR”) cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit with GPR cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of demand deposit accounts, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

The Bank participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service (“RPPS”). These capabilities are complementary to issuing within RPS, as well as, generally facilitating the movement of money for the TRS and RCS Divisions.

The Company reports its share of client-related charges and fees for RPS programs under Program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.”

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states.

1)	Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

2)	Similar to its LOC I product, the Bank provides oversight and supervision to a third party for its LOC II product. In return, this third party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

The following ASUs were adopted by the Company during the three months ended March 31, 2024:

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

			January 1, 2024	Prospectively	Immaterial

2023-01	Leases (Topic 842): Common Control Arrangements

This ASU requires entities to determine whether a related party arrangement between entities under common control is a lease. If the arrangement is determined to be a lease, an entity must classify and account for the lease on the same basis as an arrangement with a related party (on the basis of legally enforceable terms and conditions).

			January 1, 2024	Prospectively	Immaterial

Accounting Standards Update

The following not-yet-effective ASUs were issued prior to March 31, 2024, and considered relevant to the Company’s financial statements.

			Date Adoption	Adoption	Expected
ASU. No.	Topic	Nature of Update	Required	Method	Financial Impact
2024-02	Codification Improvements—Amendments to Remove References to the Concepts Statements

This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas.

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

			January 1, 2025	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	October 1, 2024	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

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

ACQUISITION SUMMARY

The following table provides a summary of the assets acquired and liabilities assumed as recorded by CBank, the previously reported preliminary fair value adjustments necessary to adjust those acquired assets and assumed liabilities to fair value, final recast adjustments to those previously reported preliminary fair values, and the expected fair values of those assets and liabilities as recorded by the Company. Effective September 30, 2023, management finalized the fair values of the acquired assets and assumed liabilities.

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

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2024 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$426,414	$—	$(13,289)	$—	$413,125
Private label mortgage-backed security	385	1,387	—	—	1,772
Mortgage-backed securities - residential	159,666	106	(13,950)	—	145,822
Collateralized mortgage obligations	22,077	39	(1,076)	—	21,040
Corporate bonds	2,011	8	—	—	2,019
Trust preferred security	3,815	212	—	—	4,027
Total available-for-sale debt securities	$614,368	$1,752	$(28,315)	$—	$587,805

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$421,576	$—	$(14,543)	$—	$407,033
Private label mortgage-backed security	443	1,330	—	—	1,773
Mortgage-backed securities - residential	167,996	176	(13,462)	—	154,710
Collateralized mortgage obligations	22,698	36	(1,075)	—	21,659
Corporate bonds	2,012	8	—	—	2,020
Trust preferred security	3,800	318	—	—	4,118
Total available-for-sale debt securities	$618,525	$1,868	$(29,080)	$—	$591,313

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
March 31, 2024 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(116)	$64,884	$—
Mortgage-backed securities - residential	24	—	—	24	—
Collateralized mortgage obligations	6,251	45	(104)	6,192	—
Corporate bonds	4,989	30	—	5,019	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,264	$75	$(220)	$76,119	$(10)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(163)	$64,837	$—
Mortgage-backed securities - residential	25	—	—	25	—
Collateralized mortgage obligations	6,386	48	(121)	6,313	—
Corporate bonds	4,986	6	—	4,992	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,397	$54	$(284)	$76,167	$(10)

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2024 and 2023, there were no gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2024 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
March 31, 2024 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$191,117	$189,114	$50,000	$49,897
Due from one year to five years	237,308	226,030	19,989	20,006
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,815	4,027	—	—
Private label mortgage-backed security	385	1,772	—	—
Mortgage-backed securities - residential	159,666	145,822	24	24
Collateralized mortgage obligations	22,077	21,040	6,251	6,192
Total debt securities	$614,368	$587,805	$76,264	$76,119

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$61,177	$(430)	$351,949	$(12,859)	$413,126	$(13,289)
Mortgage-backed securities - residential	9,818	(194)	129,370	(13,756)	139,188	(13,950)
Collateralized mortgage obligations	1,608	(72)	16,765	(1,004)	18,373	(1,076)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$72,603	$(696)	$498,084	$(27,619)	$570,687	$(28,315)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,707	$(84)	$380,326	$(14,459)	$407,033	$(14,543)
Mortgage-backed securities - residential	1,911	(23)	136,180	(13,439)	138,091	(13,462)
Collateralized mortgage obligations	1,668	(52)	17,239	(1,023)	18,907	(1,075)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$30,286	$(159)	$533,745	$(28,921)	$564,031	$(29,080)

As of March 31, 2024, the Bank’s security portfolio consisted of 194 securities, 155 of which were in an unrealized loss position.

As of December 31, 2023, the Bank’s security portfolio consisted of 191 securities, 144 of which were in an unrealized loss position.

As of March 31, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $1.8 million as of March 31, 2024. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2024, with the exception of the $1.8 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily FHLMC and FNMA. As of March 31, 2024 and December 31, 2023, there were gross unrealized losses of $15.0 million and $14.5 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The table below presents a roll-forward for the three months ended March 31, 2024 and 2023 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended March 31,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$3	$—	$—	$3
Held-to-Maturity Securities:
Corporate Bonds	10	—	—	—	10	10	—	—	—	10

Total	$10	$—	$—	$—	$10	$10	$3	$—	$—	$13

The Company’s ACLS on its HTM corporate bonds during the three months ended March 31, 2024 remains unchanged from December 31, 2023.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of March 31, 2024 and December 31, 2023. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2024 and December 31, 2023.

There were no HTM debt securities considered collateral dependent as of March 31, 2024 and December 31, 2023.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $2 million as of March 31, 2024 and December 31, 2023. Accrued interest receivable on HTM debt securities totaled $837,000 and $384,000 as of March 31, 2024 and December 31, 2023.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Amortized cost	$87,238	$106,169
Fair value	86,171	99,530
Carrying amount	86,178	99,530

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$235	$—	$235
Total equity securities with readily determinable fair values	$—	$235	$—	$235

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair values	$—	$174	$—	$174

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$61	$61	$—	$(4)	$(4)
Total equity securities with readily determinable fair value	$—	$61	$61	$—	$(4)	$(4)

4. LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Traditional Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$7,914	$4,706
Origination of consumer loans held for sale	35,159	22,797
Proceeds from the sale of consumer loans held for sale	(38,011)	(23,560)
Net gain on sale of consumer loans held for sale	1,031	745
Balance, end of period	$6,093	$4,688

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$16,094	$13,169
Origination of consumer loans held for sale	153,188	184,425
Proceeds from the sale of consumer loans held for sale	(158,573)	(186,639)
Net gain on sale of consumer loans held for sale	2,374	1,789
Balance, end of period	$13,083	$12,744

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$1,064,071	$1,144,684
Nonowner-occupied	342,481	345,965
Commercial real estate (1)	1,800,801	1,785,289
Construction & land development	237,998	217,338
Commercial & industrial	453,971	464,078
Lease financing receivables	88,272	88,591
Aircraft	246,060	250,051
Home equity	309,083	295,133
Consumer:
Credit cards	16,858	16,654
Overdrafts	629	694
Automobile loans	2,054	2,664
Other consumer	11,372	7,428
Total Traditional Banking	4,573,650	4,618,569
Warehouse lines of credit*	463,249	339,723
Total Core Banking	5,036,899	4,958,292

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	52,101	103,115
Other TRS commercial & industrial loans	5,396	46,092
Republic Credit Solutions	129,896	132,362
Total Republic Processing Group	187,393	281,569

Total loans**	5,224,292	5,239,861
Allowance for credit losses	(108,702)	(82,130)

Total loans, net	$5,115,590	$5,157,731

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64% and 63%, respectively, for March 31, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36% and 37%, respectively, for March 31, 2024 and December 31, 2023.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2024	December 31, 2023

Contractually receivable	$5,231,943	$5,246,621
Unearned income	(2,830)	(2,556)
Unamortized premiums	257	1,060
Unaccreted discounts	(2,264)	(2,533)
Other net unamortized deferred origination (fees) and costs	(2,814)	(2,731)
Carrying value of loans	$5,224,292	$5,239,861

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of March 31, 2024 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification (formerly TDR). Loan extensions and renewals classified as loan modifications (formerly TDRs) generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$20,990	$257,598	$199,426	$171,956	$164,679	$223,861	$—	$2,434	$1,040,944
Special Mention	—	—	—	—	—	5,757	—	—	5,757
Substandard	—	240	3,609	1,763	1,476	10,282	—	—	17,370
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,990	$257,838	$203,035	$173,719	$166,155	$239,900	$—	$2,434	$1,064,071
YTD Gross Charge-offs	$—	$—	$—	$13	$—	$—	$—	$—	$13

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$2,567	$57,493	$63,182	$74,295	$65,051	$70,075	$—	$7,636	$340,299
Special Mention	—	169	1,928	—	—	25	—	—	2,122
Substandard	—	—	—	—	—	60	—	—	60
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,567	$57,662	$65,110	$74,295	$65,051	$70,160	$—	$7,636	$342,481
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$38,884	$217,232	$350,566	$295,191	$330,055	$347,829	$35,856	$148,684	$1,764,297
Special Mention	—	—	—	4,860	5,809	23,247	1,770	—	35,686
Substandard	—	—	7	—	640	171	—	—	818
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,884	$217,232	$350,573	$300,051	$336,504	$371,247	$37,626	$148,684	$1,800,801
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$5,061	$79,899	$117,704	$22,655	$2,689	$5,217	$385	$4,388	$237,998
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,061	$79,899	$117,704	$22,655	$2,689	$5,217	$385	$4,388	$237,998
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$15,456	$100,658	$76,782	$64,531	$33,713	$32,042	$115,105	$3,793	$442,080
Special Mention	—	138	5,397	1,290	1,347	2,737	187	—	11,096
Substandard	—	—	85	2	—	340	25	343	795
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,456	$100,796	$82,264	$65,823	$35,060	$35,119	$115,317	$4,136	$453,971
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$7,362	$42,950	$21,864	$9,023	$3,979	$2,117	$—	$—	$87,295
Special Mention	—	412	28	108	156	17	—	—	721
Substandard	—	—	187	38	—	31	—	—	256
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,362	$43,362	$22,079	$9,169	$4,135	$2,165	$—	$—	$88,272
YTD Gross Charge-offs	$—	$24	$—	$—	$—	$—	$—	$—	$24

Aircraft:
Risk Rating
Pass or not rated	$8,049	$93,208	$55,071	$42,213	$27,419	$20,100	$—	$—	$246,060
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,049	$93,208	$55,071	$42,213	$27,419	$20,100	$—	$—	$246,060
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$306,523	$—	$306,523
Special Mention	—	—	—	—	—	—	250	—	250
Substandard	—	—	—	—	—	—	2,310	—	2,310
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$309,083	$—	$309,083
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$3,331	$4,554	$1,124	$144	$54	$2,888	$18,807	$—	$30,902
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11	—	—	11
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,331	$4,554	$1,124	$144	$54	$2,899	$18,807	$—	$30,913
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$345	$—	$345

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$463,249	$—	$463,249
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$463,249	$—	$463,249
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$41,099	$16,398	$—	$—	$—	$—	$—	$—	$57,497
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$41,099	$16,398	$—	$—	$—	$—	$—	$—	$57,497
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$8,836	$23,834	$5,546	$452	$1,209	$35,351	$52,483	$—	$127,711
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,185	—	2,185
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,836	$23,834	$5,546	$452	$1,209	$35,351	$54,668	$—	$129,896
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$4,545	$—	$4,545

Grand Total:
Risk Rating
Pass or not rated	$151,635	$893,824	$891,265	$680,460	$628,848	$739,480	$992,408	$166,935	$5,144,855
Special Mention	—	719	7,353	6,258	7,312	31,783	2,207	—	55,632
Substandard	—	240	3,888	1,803	2,116	10,895	4,520	343	23,805
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$151,635	$894,783	$902,506	$688,521	$638,276	$782,158	$999,135	$167,278	$5,224,292
YTD Gross Charge-offs	$—	$24	$—	$13	$—	$—	$4,890	$—	$4,927

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$346,195	$200,715	$175,030	$167,493	$59,982	$170,402	$—	$2,474	$1,122,291
Special Mention	41	—	—	—	—	6,309	—	—	6,350
Substandard	—	2,526	1,885	1,226	1,040	9,366	—	—	16,043
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346,236	$203,241	$176,915	$168,719	$61,022	$186,077	$—	$2,474	$1,144,684
YTD Gross Charge-offs	$—	$10	$16	$—	$—	$—	$—	$—	$26

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$63,405	$69,827	$82,814	$47,395	$28,416	$44,280	$—	$7,597	$343,734
Special Mention	170	1,971	—	—	—	26	—	—	2,167
Substandard	—	—	16	—	—	48	—	—	64
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,575	$71,798	$82,830	$47,395	$28,416	$44,354	$—	$7,597	$345,965
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$342,658	$439,643	$351,600	$174,093	$84,457	$179,849	$32,491	$143,670	$1,748,461
Special Mention	23,852	1,020	374	—	3,668	5,330	1,716	—	35,960
Substandard	—	—	—	—	—	868	—	—	868
Doubtful	—	—	—	—	—	—	—	—	—
Total	$366,510	$440,663	$351,974	$174,093	$88,125	$186,047	$34,207	$143,670	$1,785,289
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$140,753	$87,497	$70,149	$13,150	$10,175	$10,782	$120,069	$3,968	$456,543
Special Mention	349	423	3,473	—	—	1,476	542	—	6,263
Substandard	49	36	3	—	339	—	25	820	1,272
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,151	$87,956	$73,625	$13,150	$10,514	$12,258	$120,636	$4,788	$464,078
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$45,824	$23,956	$10,265	$4,571	$2,344	$545	$—	$—	$87,505
Special Mention	429	30	162	183	27	88	—	—	919
Substandard	—	102	—	—	—	65	—	—	167
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,253	$24,088	$10,427	$4,754	$2,371	$698	$—	$—	$88,591
YTD Gross Charge-offs	$20	$113	$—	$—	$—	$8	$—	$—	$141

Aircraft:
Risk Rating
Pass or not rated	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$292,890	$—	$292,890
Special Mention	—	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	—	2,008	—	2,008
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$295,133	$—	$295,133
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2

Consumer:
Risk Rating
Pass or not rated	$3,947	$1,194	$181	$74	$1,186	$2,234	$18,611	$—	$27,427
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1	12	—	—	13
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,947	$1,194	$181	$74	$1,187	$2,246	$18,611	$—	$27,440
YTD Gross Charge-offs	$9	$11	$8	$—	$—	$7	$1,147	$—	$1,182

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
YTD Gross Charge-offs (1)	$20,418	$5,533	$—	$—	$—	$—	$—	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$30,607	$7,203	$579	$454	$996	$36,372	$54,634	$—	$130,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,517	—	1,517
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,607	$7,203	$579	$454	$996	$36,372	$56,151	$—	$132,362
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,912	$—	$13,912

Grand Total:
Risk Rating
Pass or not rated	$1,328,184	$975,037	$752,275	$438,155	$201,876	$451,439	$858,643	$160,406	$5,166,015
Special Mention	24,841	3,444	4,009	183	3,695	13,229	2,493	—	51,894
Substandard	49	2,664	1,904	1,226	1,380	10,359	3,550	820	21,952
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$1,353,074	$981,145	$758,188	$439,564	$206,951	$475,027	$864,686	$161,226	$5,239,861
YTD Gross Charge-offs	$20,447	$5,667	$24	$—	$—	$15	$15,061	$—	$41,214

(1) Loans and YTD Gross Charge-offs have been revised for an immaterial correction into Term Loan categories from a Revolving Loan category as previously reported in the 2023 Annual Report on Form 10-K.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended March 31,
	2024						2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,337	$(800)	$(13)	$58	$9,582	$8,909	$—	$(120)	$(6)	$15	$8,798
Nonowner-occupied	3,047	3	—	1	3,051	2,831	—	64	—	—	2,895
Commercial real estate	25,830	145	—	20	25,995	23,739	—	1,041	—	47	24,827
Construction & land development	6,060	640	—	—	6,700	4,123	—	329	—	—	4,452
Commercial & industrial	4,236	(79)	—	1	4,158	3,976	1,008	602	—	90	5,676
Lease financing receivables	1,061	22	(24)	13	1,072	110	592	648	—	—	1,350
Aircraft	625	(10)	—	—	615	449	—	12	—	—	461
Home equity	5,501	247	—	1	5,749	4,628	—	31	—	1	4,660
Consumer:
Credit cards	1,074	83	(81)	11	1,087	996	—	112	(40)	12	1,080
Overdrafts	694	27	(238)	80	563	726	—	52	(247)	64	595
Automobile loans	32	(10)	—	2	24	87	—	(16)	(7)	2	66
Other consumer	501	90	(26)	15	580	135	—	229	(31)	23	356
Total Traditional Banking	58,998	358	(382)	202	59,176	50,709	1,600	2,984	(331)	254	55,216
Warehouse lines of credit	847	309	—	—	1,156	1,009	—	135	—	—	1,144
Total Core Banking	59,845	667	(382)	202	60,332	51,718	1,600	3,119	(331)	254	56,360

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,929	25,718	—	275	29,922	3,797	—	21,715	—	285	25,797
Other TRS commercial & industrial loans	61	56	—	30	147	91	—	93	—	—	184
Republic Credit Solutions	18,295	4,181	(4,545)	370	18,301	14,807	—	1,839	(3,099)	233	13,780
Total Republic Processing Group	22,285	29,955	(4,545)	675	48,370	18,695	—	23,647	(3,099)	518	39,761

Total	$82,130	$30,622	$(4,927)	$877	$108,702	$70,413	$1,600	$26,766	$(3,430)	$772	$96,121

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2024 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Loans on nonaccrual status*	$19,258	$19,150
Loans past due 90-days-or-more and still on accrual**	2,116	1,468
Total nonperforming loans	21,374	20,618
Other real estate owned	1,486	1,370
Total nonperforming assets	$22,860	$21,988

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.41%	0.39%
Nonperforming assets to total loans (including OREO)	0.44	0.42
Nonperforming assets to total assets	0.33	0.33

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.38%	0.39%
Nonperforming assets to total loans (including OREO)	0.41	0.41
Nonperforming assets to total assets	0.33	0.35
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$15,533	$15,056	$—	$—
Nonowner-occupied	60	64	—	—
Commercial real estate	795	850	—	—
Construction & land development	—	—	—	—
Commercial & industrial	744	1,221	—	—
Lease financing receivables	15	—	—	—
Aircraft	—	—	—	—
Home equity	2,103	1,948	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	8	10	—	—
Other consumer	—	1	—	—
Total Traditional Banking	19,258	19,150	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,258	19,150	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	2,116	1,468
Total Republic Processing Group	—	—	2,116	1,468

Total	$19,258	$19,150	$2,116	$1,468

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2024			March 31, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$303	$15,230	$15,533	$246
Nonowner-occupied	19	41	60	15
Commercial real estate	795	—	795	42
Construction & land development	—	—	—	—
Commercial & industrial	744	—	744	—
Lease financing receivables	15	—	15	—
Aircraft	—	—	—	—
Home equity	—	2,103	2,103	49
Consumer	6	2	8	—
Total	$1,882	$17,376	$19,258	$352

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2023			March 31, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$376	$14,680	$15,056	$181
Nonowner-occupied	20	44	64	1
Commercial real estate	850	—	850	23
Construction & land development	—	—	—	—
Commercial & industrial	1,221	—	1,221	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,948	1,948	23
Consumer	8	3	11	3
Total	$2,475	$16,675	$19,150	$231

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
March 31, 2024	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,861	$1,453	$1,507	$5,821	$1,058,250	$1,064,071
Nonowner-occupied	—	—	—	—	342,481	342,481
Commercial real estate	—	—	—	—	1,800,801	1,800,801
Construction & land development	—	—	—	—	237,998	237,998
Commercial & industrial	2	—	744	746	453,225	453,971
Lease financing receivables	7	—	15	22	88,250	88,272
Aircraft	—	—	—	—	246,060	246,060
Home equity	464	309	217	990	308,093	309,083
Consumer:
Credit cards	22	13	—	35	16,823	16,858
Overdrafts	114	4	—	118	511	629
Automobile loans	—	—	2	2	2,052	2,054
Other consumer	52	10	—	62	11,310	11,372
Total Traditional Banking	3,522	1,789	2,485	7,796	4,565,854	4,573,650
Warehouse lines of credit	—	—	—	—	463,249	463,249
Total Core Banking	3,522	1,789	2,485	7,796	5,029,103	5,036,899

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	52,101	52,101
Other TRS commercial & industrial loans	283	—	—	283	5,113	5,396
Republic Credit Solutions	8,211	3,006	2,116	13,333	116,563	129,896
Total Republic Processing Group	8,494	3,006	2,116	13,616	173,777	187,393

Total	$12,016	$4,795	$4,601	$21,412	$5,202,880	$5,224,292
Delinquency ratio***	0.23%	0.09%	0.09%	0.41%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,396	$769	$1,638	$5,803	$1,138,881	$1,144,684
Nonowner-occupied	—	—	—	—	345,965	345,965
Commercial real estate	—	—	—	—	1,785,289	1,785,289
Construction & land development	—	—	—	—	217,338	217,338
Commercial & industrial	140	36	1,184	1,360	462,718	464,078
Lease financing receivables	18	—	—	18	88,573	88,591
Aircraft	—	—	—	—	250,051	250,051
Home equity	417	96	254	767	294,366	295,133
Consumer:
Credit cards	31	4	—	35	16,619	16,654
Overdrafts	129	1	1	131	563	694
Automobile loans	—	—	2	2	2,662	2,664
Other consumer	53	7	—	60	7,368	7,428
Total Traditional Banking	4,184	913	3,079	8,176	4,610,393	4,618,569
Warehouse lines of credit	—	—	—	—	339,723	339,723
Total Core Banking	4,184	913	3,079	8,176	4,950,116	4,958,292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	103,115	103,115
Other TRS commercial & industrial loans	—	—	—	—	46,092	46,092
Republic Credit Solutions	9,387	3,061	1,468	13,916	118,446	132,362
Total Republic Processing Group	9,387	3,061	1,468	13,916	267,653	281,569

Total	$13,571	$3,974	$4,547	$22,092	$5,217,769	$5,239,861
Delinquency ratio***	0.25%	0.08%	0.09%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2024		December 31, 2023
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$17,287	$—	$18,602	$—
Nonowner-occupied	60	—	64	—
Commercial real estate	820	—	870	—
Construction & land development	—	—	—	—
Commercial & industrial	795	—	1,273	—
Lease financing receivables	—	256	—	108
Aircraft	—	—	—	—
Home equity	2,310	—	2,008	—
Consumer	—	11	—	13
Total Traditional Banking	$21,272	$267	$22,817	$121

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

Loan Modification Disclosures Pursuant to ASU 2022-02

The following tables show the amortized cost of loans and leases as of the identified period that were both experiencing financial difficulty and modified during the three months prior, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended March 31, 2024
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner-occupied	—	$—	—	$—	—	$—
Nonowner-occupied	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Republic Processing Group	—	—	—	—	349	75
Total Loan Modifications	—	$—	—	$—	349	$75

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended March 31, 2023

(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Residential real estate:
Owner-occupied	—	$—	2	$265	4	$344
Home equity	—	—	—	—	1	72
Republic Processing Group	—	—	—	—	537	105
Total Loan Modifications	—	$—	2	$265	542	$521

	Total Loan Modification by Type
	Three Months Ended March 31, 2024
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—
Principal deferral	349	75	—	—
Total Loan Modifications	349	$75	—	$—

	Total Loan Modification by Type
	Three Months Ended March 31, 2023
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	2	$265
Principal deferral	537	105	5	416
Total Loan Modifications	537	$105	7	$681

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Three Months Ended March 31, 2024
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	349	$75	0.04%
Total Accruing Loan Modifications	349	$75	NM

Nonaccruing Loan Modifications
Three Months Ended March 31, 2024
% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	—	$—	—%
Home equity	—	—	—
Total Nonaccruing Loan Modifications	—	$—	—

	Three Months Ended March 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	537	$105	0.07%
Total Accruing Loan Modifications	537	$105	NM

	Three Months Ended March 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	6	$609	0.06%
Home equity	1	72	0.03
Total Nonaccruing Loan Modifications	7	$681	0.01

There were no commitments to lend additional amounts to the borrowers included in the previous table. The financial impact of loan modifications was not material for the three months ended March 31, 2024 or March 31, 2023.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the identified period.

	Accruing Loan Modifications
	At March 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$475	$—	$—
Republic Processing Group	75	$—	$—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2024	$550	$—	$—

	Nonaccruing Loan Modifications
	At March 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$267	$—	$109
Home equity	617	—	25
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2024	$884	$—	$134

	Accruing Loan Modifications
	At March 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$—	$—	$—
Republic Processing Group	105	$—	$—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2023	$105	$—	$—

	Nonaccruing Loan Modifications
	At March 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$609	$—	$—
Home equity	72	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2023	$681	$—	$—

There were no modified loans and leases that had a payment default during the three months ended March 31, 2024 or March 31, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2024	December 31, 2023

Commercial real estate	$1,486	$1,370

Total other real estate owned	$1,486	$1,370

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	March 31, 2024	December 31, 2023

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,746	$1,556

Refund Advances

The Company’s TRS segment offered (i) its RA product during the first two months of 2024, along with its ERA product during December 2023 and the first two weeks of 2024 and (ii) its RA product during the first two months of 2023, along with its ERA product during December 2022 and the first two weeks of 2023. The ERA originations during December 2023 and the first two weeks of 2024 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2024 tax season, while the ERA originations during December 2022 and the first two weeks of 2023 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, match the recovery of previously charged-off accounts.

Information regarding RAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023

Refund Advances originated	$771,091	$737,047
Net charge to the Provision for RAs, including ERAs	25,718	21,715
Provision as a percentage of RAs, including ERAs, originated	3.34%	2.95%
Refund Advances net charge-offs (recoveries)	$(275)	$(285)
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	(0.04)%	(0.04)%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2024	December 31, 2023

Core Bank:
Demand	$1,179,771	$1,158,051
Money market accounts	1,078,549	1,007,356
Savings	355,260	263,238
Reciprocal money market	221,779	188,078
Individual retirement accounts (1)	34,208	33,793
Time deposits, $250 and over (1)	113,096	101,787
Other certificates of deposit (1)	239,258	225,614
Reciprocal time deposits (1)	90,857	90,857
Wholesale brokered deposits (1)	349,298	88,767
Total Core Bank interest-bearing deposits	3,662,076	3,157,541
Total Core Bank noninterest-bearing deposits	1,180,237	1,239,466
Total Core Bank deposits	4,842,313	4,397,007

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960
Interest-bearing prepaid card deposits	379,677	—
Money market accounts	19,380	18,664
Total RPG interest-bearing deposits	399,057	218,624

Noninterest-bearing prepaid card deposits	—	318,769
Other noninterest-bearing deposits	179,279	118,763
Total RPG noninterest-bearing deposits	179,279	437,532
Total RPG deposits	578,336	656,156

Total deposits	$5,420,649	$5,053,163
(1)	Includes time deposit.

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

As of March 31, 2024 and December 31, 2023, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Outstanding balance at end of period	$84,522	$97,618
Weighted average interest rate at end of period	0.59%	0.50%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$86,171	$99,530
Total securities pledged	$86,171	$99,530

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023

Average outstanding balance during the period	$102,592	$202,910
Weighted average interest rate during the period	0.51%	0.49%
Maximum outstanding at any month end during the period	$113,281	$224,067

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Overnight advances	$—	$110,000
Fixed interest rate advances	270,000	270,000
Total FHLB advances	$270,000	$380,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2024 and December 31, 2023, Republic had available borrowing capacity of $1.0 billion and $730 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of March 31, 2024 and December 31, 2023.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2024	$—	—%
2025	—	—
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$270,000	4.33%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023

Average outstanding balance during the period	$266,209	$225,344
Weighted average interest rate during the period	5.44%	4.43%
Maximum outstanding at any month end during the period	$760,000	$485,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2024	December 31, 2023

First-lien, single family residential real estate	$1,250,774	$1,345,752
Home equity lines of credit	268,442	266,389
Multi-family commercial real estate	133,908	133,565
Commercial real estate	377,934	—

9. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments, for each period ended:

(in thousands)	March 31, 2024	December 31, 2023

Unused warehouse lines of credit	$469,751	$623,277
Unused home equity lines of credit	460,311	446,006
Unused loan commitments - other	1,146,352	1,159,284
Standby letters of credit	11,091	11,012
FHLB letter of credit	—	—
Total commitments	$2,087,505	$2,239,579

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

The following tables present a roll-forward of the ACLC for the three months ended March 31, 2024 and 2023:

	ACLC Roll-forward
	Three Months Ended March 31,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$116	$(8)	$—	$—	$108	$190	$8	$—	$—	$198
Unused home equity lines of credit	55	31	—	—	86	332	9	—	—	341
Unused construction lines of credit	820	(179)	—	—	641	384	163	—	—	547
Unused loan commitments - other	349	46	—	—	395	344	30	—	—	374

Total	$1,340	$(110)	$—	$—	$1,230	$1,250	$210	$—	$—	$1,460

The Company decreased its ACLC during the three months ended March 31, 2024 based on a decrease in the expected loss rate for its unused commitments.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of March 31, 2024. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2024 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$148,755	$264,370	$—	$413,125
Private label mortgage-backed security	—	—	1,772	1,772
Mortgage-backed securities - residential	—	145,822	—	145,822
Collateralized mortgage obligations	—	21,040	—	21,040
Corporate bonds	—	2,019	—	2,019
Trust preferred security	—	—	4,027	4,027
Total available-for-sale debt securities	$148,755	$433,251	$5,799	$587,805

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$235	$—	$235
Total equity securities with readily determinable fair value	$—	$235	$—	$235

Mortgage loans held for sale	$—	$80,884	$—	$80,884
Consumer loans held for sale	—	—	6,093	6,093
Rate lock commitments	—	466	—	466
Interest rate swap agreements	—	7,870	—	7,870

Financial liabilities:
Mandatory forward contracts	$—	$77	$—	$77
Interest rate swap agreements	—	7,870	—	7,870

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,784	$229,249	$—	$407,033
Private label mortgage-backed security	—	—	1,773	1,773
Mortgage-backed securities - residential	—	154,710	—	154,710
Collateralized mortgage obligations	—	21,659	—	21,659
Corporate bonds	—	2,020	—	2,020
Trust preferred security	—	—	4,118	4,118
Total available-for-sale debt securities	$177,784	$407,638	$5,891	$591,313

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair value	$—	$174	$—	$174

Mortgage loans held for sale	$—	$3,227	$—	$3,227
Consumer loans held for sale	—	—	7,914	7,914
Rate lock commitments	—	243	—	243
Interest rate swap agreements	—	8,933	—	8,933

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements	—	8,933	—	8,933

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2024 and 2023.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$1,773	$2,127
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	57	5
Principal paydowns	(58)	(122)
Balance, end of period	$1,772	$2,010

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
March 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,772	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.6%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	22% - 35%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,773	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$4,118	$3,855
Total gains or losses included in earnings:
Discount accretion	15	14
Net change in unrealized gain (loss)	(106)	132
Balance, end of period	$4,027	$4,001

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2024 and December 31, 2023.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Aggregate fair value	$80,884	$3,227
Contractual balance	80,681	3,168
Unrealized gain	203	59

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2024 and 2023 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Interest income	$86	$61
Change in fair value	145	(8)
Total included in earnings	$231	$53

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2024 and December 31, 2023.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$6,093	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$7,914	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Aggregate fair value	$6,093	$7,914
Contractual balance	6,129	7,964
Unrealized loss	(36)	(50)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Interest income	$1,173	$765
Change in fair value	14	3
Total included in earnings	$1,187	$768

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at
March 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Other real estate owned:
Commercial real estate	$—	$—	$1,486	$1,486
Total other real estate owned	$—	$—	$1,486	$1,486

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,580	$1,580
Commercial real estate	—	—	795	795
Home equity	—	—	104	104
Total collateral-dependent loans*	$—	$—	$2,479	$2,479

Other real estate owned:
Residential real estate	$—	$—	$1,370	$1,370
Total other real estate owned	$—	$—	$1,370	$1,370

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Other real estate owned - commercial real estate	$1,486	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,580	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (4%)

Collateral-dependent loans - commercial real estate	$795	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Collateral-dependent loans - home equity	$104	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Other real estate owned - commercial real estate	$1,370	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

Collateral-dependent loans are as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Provision on collateral-dependent loans	$(7)	$(19)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2024	December 31, 2023

Other real estate owned carried at fair value	$1,486	$1,370
Total carrying value of other real estate owned	$1,486	$1,370

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Other real estate owned write-downs during the period	$53	$52

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$546,363	$546,363	$—	$—	$546,363
Available-for-sale debt securities	587,805	148,755	433,251	5,799	587,805
Held-to-maturity debt securities	76,254	—	76,119	—	76,119
Equity securities with readily determinable fair values	235	—	235	—	235
Mortgage loans held for sale, at fair value	80,884	—	80,884	—	80,884
Consumer loans held for sale, at fair value	6,093	—	—	6,093	6,093
Consumer loans held for sale, at the lower of cost or fair value	13,083	—	—	13,083	13,083
Loans, net	5,115,590	—	—	4,843,728	4,843,728
Federal Home Loan Bank stock	43,729	—	—	—	NA
Accrued interest receivable	20,325	—	4,111	16,214	20,325
Mortgage servicing rights	7,102	—	16,054	—	16,054
Rate lock commitments	466	—	466	—	466
Interest rate swap agreements	7,870	—	7,870	—	7,870

Liabilities:
Noninterest-bearing deposits	$1,359,516	$—	$1,359,516	$—	$1,359,516
Transaction deposits	3,583,714	—	3,583,714	—	3,583,714
Time deposits	477,419	—	473,818	—	473,818
Securities sold under agreements to repurchase and other short-term borrowings	86,171	—	86,171	—	86,171
Federal Home Loan Bank advances	270,000	—	270,565	—	270,565
Accrued interest payable	6,905	—	6,905	—	6,905
Rate lock commitments	466	—	466	—	466
Mandatory forward contracts	(77)	—	(77)	—	(77)
Interest rate swap agreements	7,870	—	7,870	—	7,870

		Fair Value Measurements at
		December 31, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$316,567	$316,567	$—	$—	$316,567
Available-for-sale debt securities	—	—	—	—	—
Held-to-maturity debt securities	76,387	—	76,167	—	76,167
Equity securities with readily determinable fair values	174	—	—	—	—
Mortgage loans held for sale, at fair value	3,227	—	3,227	—	3,227
Consumer loans held for sale, at fair value	7,914	—	—	7,914	7,914
Consumer loans held for sale, at the lower of cost or fair value	16,094	—	—	16,094	16,094
Loans, net	5,157,731	—	—	4,874,974	4,874,974
Federal Home Loan Bank stock	23,770	—	—	—	NA
Accrued interest receivable	18,447	—	4,097	14,350	18,447
Mortgage servicing rights	7,411	—	16,054	—	16,054
Rate lock commitments	243	—	243	—	243
Interest rate swap agreements	8,933	—	8,933	—	8,933

Liabilities:
Noninterest-bearing deposits	$1,676,998	$—	$1,676,998	$—	$1,676,998
Transaction deposits	2,924,114	—	2,924,114	—	2,924,114
Time deposits	452,051	—	446,218	—	446,218
Securities sold under agreements to repurchase and other short-term borrowings	—	—	—	—	—
Federal Home Loan Bank advances	380,000	—	382,062	—	382,062
Accrued interest payable	4,073	—	4,073	—	4,073
Rate lock commitments	243	—	243	—	243
Mandatory forward contracts	61	—	61	—	61
Interest rate swap agreements	8,933	—	8,933	—	8,933

11. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$3,227	$1,302
Origination of mortgage loans held for sale	27,046	15,942
Transferred from held for investment to held for sale	69,464	—
Proceeds from the sale of mortgage loans held for sale	(18,773)	(16,630)
Net gain (loss) on mortgage loans held for sale	(80)	420
Balance, end of period	$80,884	$1,034

The following table presents the components of Mortgage banking income:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Net gain realized on sale of mortgage loans held for sale	$565	$248
Net loss realized on fair value adjustment for correspondent loans reclassified to held for sale	(997)	—
Net change in fair value recognized on loans held for sale	145	(8)
Net change in fair value recognized on rate lock loan commitments	223	94
Net change in fair value recognized on forward contracts	(16)	86
Net gain (loss) recognized	(80)	420

Loan servicing income	816	870
Amortization of mortgage servicing rights	(426)	(490)
Change in mortgage servicing rights valuation allowance	—	—
Net servicing income recognized	390	380
Total mortgage banking income	$310	$800

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Balance, beginning of period	$7,411	$8,769
Additions	118	127
Amortized to expense	(426)	(490)
Change in valuation allowance	—	—
Balance, end of period	$7,103	$8,406

There was no valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2024 and 2023.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2024	December 31, 2023

Fair value of mortgage servicing rights portfolio	$16,704	$16,054
Monthly weighted average prepayment rate of unpaid principal balance*	124%	128%
Discount rate	10.09%	10.26%
Weighted average foreclosure rate	0.16%	0.16%
Weighted average life in years	7.58	7.52
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2024		December 31, 2023
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$80,681	$80,884	$3,168	$3,227

Included in other assets:
Rate lock loan commitments	$16,380	$466	$9,275	$243

Included in other liabilities:
Mandatory forward contracts	$22,317	$77	$9,092	$61

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2024		December 31, 2023
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$131,515	$1,602	$120,442	$4,066
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	100,463	(6,311)	95,820	(4,867)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$231,978	$(4,709)	$216,262	$(801)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	100,463	6,311	95,820	4,867
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	131,515	(1,602)	120,442	(4,066)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$231,978	$4,709	$216,262	$801

Total		$463,956	$—	$432,524	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of March 31, 2024 and December 31, 2023, the Bank’s counterparties had cash of $5.3 million and $1.9 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $178,000 and $1.0 million pledged to its counterparties as of March 31, 2024 and December 31, 2023, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
Years Ended December 31, (in thousands, except per share data)	2024	2023

Net income	$30,606	$28,092
Dividends declared on Common Stock:
Class A Shares	(6,986)	(6,581)
Class B Shares	(796)	(734)
Undistributed net income for basic earnings per share	22,824	20,777
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(36)	(21)
Undistributed net income for diluted earnings per share	$22,788	$20,756

Weighted average shares outstanding:
Class A Shares	17,456	17,776
Class B Shares	2,151	2,159
Effect of dilutive securities on Class A Shares outstanding	87	55
Weighted average shares outstanding including dilutive securities	19,694	19,990

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37
Undistributed earnings per share*	1.18	1.05
Total basic earnings per share - Class A Common Stock	$1.59	$1.42

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34
Undistributed earnings per share*	1.07	0.96
Total basic earnings per share - Class B Common Stock	$1.44	$1.30

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37
Undistributed earnings per share*	1.17	1.05
Total diluted earnings per share - Class A Common Stock	$1.58	$1.42

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34
Undistributed earnings per share*	1.06	0.95
Total diluted earnings per share - Class B Common Stock	$1.43	$1.29
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2024	2023

Antidilutive stock options	52,781	245,898
Average antidilutive stock options	52,781	245,898

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$592	$5,205
Unrealized gain (loss) on AFS debt security for which a portion of OTTI has been recognized in earnings	57	5
Net gains (losses)	649	5,210
Income tax benefit (expense) related to items of other comprehensive income	(163)	(1,305)
Net of tax	$486	$3,905

The following is a summary of the AOCI balances, net of tax:

		2024
(in thousands)	December 31, 2023	Change	March 31, 2024

Unrealized gain (loss) on AFS debt securities	$(21,409)	$429	$(20,980)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	1,001	57	1,058
Total unrealized gain (loss)	$(20,408)	$486	$(19,922)

		2023
(in thousands)	December 31, 2022	Change	March 31, 2023

Unrealized gain (loss) on AFS debt securities	$(32,934)	$3,900	$(29,034)
Unrealized gain on AFS debt security for which a portion of OTTI has been recognized in earnings	955	5	960
Total unrealized gain (loss)	$(31,979)	$3,905	$(28,074)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended March 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$48,259	$2,257	$50,516	$30,910	$3,508	$11,985	$46,403	$96,919

Noninterest income:
Service charges on deposit accounts	3,299	13	3,312	—	—	1	1	3,313
Net refund transfer fees	—	—	—	10,820	—	—	10,820	10,820
Mortgage banking income (1)	310	—	310	—	—	—	—	310
Interchange fee income	3,117	—	3,117	39	1	—	40	3,157
Program fees (1)	—	—	—	—	773	3,406	4,179	4,179
Increase in cash surrender value of BOLI (1)	754	—	754	—	—	—	—	754
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Other	869	—	869	24	—	—	24	893
Total noninterest income	8,296	13	8,309	10,883	774	3,407	15,064	23,373

Total net revenue	$56,555	$2,270	$58,825	$41,793	$4,282	$15,392	$61,467	$120,292

Net-revenue concentration (2)	46%	2%	48%	35%	4%	13%	52%	100%

	Three Months Ended March 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$50,168	$2,087	$52,255	$28,307	$3,458	$8,622	$40,387	$92,642

Noninterest income:
Service charges on deposit accounts	3,288	11	3,299	—	—	—	—	3,299
Net refund transfer fees	—	—	—	10,807	—	—	10,807	10,807
Mortgage banking income (1)	800	—	800	—	—	—	—	800
Interchange fee income	3,006	—	3,006	44	1	—	45	3,051
Program fees (1)	—	—	—	—	707	2,534	3,241	3,241
Increase in cash surrender value of BOLI (1)	635	—	635	—	—	—	—	635
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Other	795	—	795	71	10	25	106	901
Total noninterest income	8,471	11	8,482	10,922	718	2,559	14,199	22,681

Total net revenue	$58,639	$2,098	$60,737	$39,229	$4,176	$11,181	$54,586	$115,323

Net-revenue concentration (2)	50%	2%	52%	34%	4%	10%	48%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of March 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Unsecured, consumer loans

The accounting policies used for Republic’s reportable segments are generally the same as those described in the summary of significant accounting policies in the Company’s 2023 Annual Report on Form 10-K. Republic evaluates segment performance using operating income. The Company allocates goodwill to the Traditional Banking segment. Republic generally allocates income taxes based on income before income tax expense unless reasonable and specific segment allocations can be made. The Company makes transactions among reportable segments at carrying value.

Segment information follows:

	Three Months Ended March 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$48,259	$2,257	$50,516	$30,910	$3,508	$11,985	$46,403	$96,919

Provision for expected credit loss expense	358	309	667	25,774	—	4,181	29,955	30,622

Net refund transfer fees	—	—	—	10,820	—	—	10,820	10,820
Mortgage banking income	310	—	310	—	—	—	—	310
Program fees	—	—	—	—	773	3,406	4,179	4,179
Other noninterest income	7,986	13	7,999	63	1	1	65	8,064
Total noninterest income	8,296	13	8,309	10,883	774	3,407	15,064	23,373

Total noninterest expense	41,394	878	42,272	4,512	954	3,233	8,699	50,971

Income (loss) before income tax expense	14,803	1,083	15,886	11,507	3,328	7,978	22,813	38,699
Income tax expense (benefit)	2,520	244	2,764	2,714	761	1,854	5,329	8,093

Net income (loss)	$12,283	$839	$13,122	$8,793	$2,567	$6,124	$17,484	$30,606

Period-end assets	$5,766,166	$463,664	$6,229,830	$106,401	$406,847	$132,514	$645,762	$6,875,592

Net interest margin	3.33%	2.67%	3.30%	NM	5.07%	NM	NM	5.87%

Net-revenue concentration*	46%	2%	48%	35%	4%	13%	52%	100%

	Three Months Ended March 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$50,168	$2,087	$52,255	$28,307	$3,458	$8,622	$40,387	$92,642

Provision for expected credit loss expense	2,984	135	3,119	21,808	—	1,839	23,647	26,766

Net refund transfer fees	—	—	—	10,807	—	—	10,807	10,807
Mortgage banking income	800	—	800	—	—	—	—	800
Program fees	—	—	—	—	707	2,534	3,241	3,241
Other noninterest income	7,671	11	7,682	115	11	25	151	7,833
Total noninterest income	8,471	11	8,482	10,922	718	2,559	14,199	22,681

Total noninterest expense	43,406	968	44,374	4,782	866	2,421	8,069	52,443

Income before income tax expense	12,249	995	13,244	12,639	3,310	6,921	22,870	36,114
Income tax expense	2,713	223	2,936	2,806	735	1,545	5,086	8,022

Net income	$9,536	$772	$10,308	$9,833	$2,575	$5,376	$17,784	$28,092

Period-end assets	$4,987,423	$458,675	$5,446,098	$95,462	$415,688	$116,843	$627,993	$6,074,091

Net interest margin	4.07%	2.53%	3.98%	NM	3.84%	NM	NM	6.52%

Net-revenue concentration*	50%	2%	52%	34%	4%	10%	48%	100%

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

Republic is a financial holding company headquartered in Louisville, Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its geographical market footprint where it has physical locations, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S. During the last quarter of 2023, the Company dissolved its Captive, a Nevada-based, wholly owned insurance subsidiary of the Company. The Captive provided property and casualty insurance coverage to the Company and the Bank, as well as a group of third-party insurance captives.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and mortgage banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;

●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2023.

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

ACLL and Provision — As of March 31, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of March 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

(I)	Traditional Banking segment

The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2024, Republic had 47 banking centers with locations as follows:

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

Mortgage banking — Mortgage banking activities primarily include 15-, 20- and 30-year fixed-term single-family, first-lien residential real estate loans that are originated and sold into the secondary market, primarily to the FHLMC and the FNMA. The Bank typically retains servicing on loans sold into the secondary market. Administration of loans with servicing retained by the

Bank includes collecting principal and interest payments, escrowing funds for property taxes and property insurance, and remitting payments to secondary market investors. The Bank receives fees for performing these standard servicing functions.

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

See additional detail regarding the Warehouse Lending segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Tax Refund Solutions segment

Through the TRS segment, the Bank is one of a limited number of financial institutions that facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season. Of these ERAs, $11 million remained outstanding as of March 31, 2024.

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

The RA credit product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2024 and 2023:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500;
●	No requirement that the taxpayer pays for another bank product, such as an RT;

●	Multiple disbursement methods were available with most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA credit product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERA credits. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available with most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company will consider an RA delinquent in 2024 if it remains unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

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

 See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

(IV) Republic Payment Solutions segment

Through the RPS segment, the Bank offers a range of payment-related products and services to consumers through third-party service providers. The Bank offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to consumers through third-party marketer-servicers.

Prepaid solutions include the issuing of payroll and general purpose reloadable (“GPR”) cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit with GPR cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of demand deposit accounts, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

The Bank participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service (“RPPS”). These capabilities are complementary to issuing within RPS, as well as, generally facilitating the movement of money for the TRS and RCS Divisions.

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

 (V) Republic Credit Solutions segment

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states.

3)	Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

4)	Similar to its LOC I product, the Bank provides oversight and supervision to a third party for its LOC II product. In return, this third party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

OVERVIEW (Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023)

Total Company net income for the first quarter of 2024 was $30.6 million, a $2.5 million, or 9%, increase over the same period in 2023. Diluted EPS was $1.58 for first quarter of 2024 compared to $1.42 for the first quarter of 2023.

The following are general highlights by reportable segment:

Traditional Banking segment

●	Net income increased $2.7 million, or 29%, for the first quarter of 2024 compared to the same period in 2023.

●	Net interest income decreased $1.9 million, or 4%, for the first quarter of 2024 compared to the same period in 2023.

●	Provision was a net charge of $358,000 for the first quarter of 2024 compared to a net charge of $3.0 million for the same period in 2023.

●	Noninterest income decreased $175,000, or 2%, for the first quarter of 2024 compared to the same period in 2023.

●	Noninterest expense decreased $2.0 million, or 5%, for the first quarter of 2024 compared to the same period in 2023.

●	Total Traditional Bank loans decreased $45 million, or 1%, during the first quarter of 2024.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.42% as of March 31, 2024 compared to 0.41% as of December 31, 2023.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.18% as of March 31, 2024 compared to 0.18% as of December 31, 2023.

●	Total Traditional Bank deposits increased $444 million, or 10%, during the first quarter of 2024.

Warehouse Lending segment

●	Net income increased $67,000, or 9%, for the first quarter of 2024 compared to the same period in 2023.

●	Net interest income increased $170,000, or 8%, for the first quarter of 2024 compared to the same period in 2023.

●	The Warehouse Provision was a net charge of $309,000 for the first quarter of 2024 compared to a net charge of $135,000 for the same period in 2023.

●	Average committed Warehouse lines decreased from $1.0 billion in the first quarter of 2023 to $929 million the first quarter of 2024.

●	Average line usage was 37% during the first quarter of 2024 compared to 31% during the same period in 2023.

Tax Refund Solutions segment

●	Net income decreased $1.0 million, or 11%, from the first quarter of 2023 to the first quarter of 2024.

●	Net interest income increased $2.6 million, or 9%, from the first quarter of 2023 to the first quarter of 2024.

●	Total RA originations were $771 million during the first quarter of 2024 compared to $737 million for the first quarter of 2023.

●	TRS originated $103 million of ERAs during the fourth quarter of 2023 related to the anticipated filing of tax returns for the upcoming first quarter 2024 tax filing season compared to $98 million during the fourth quarter of 2022 related to the anticipated filing of tax returns for the first quarter of 2023.

●	The TRS Provision was $25.8 million for the first quarter of 2024, compared to $21.8 million for the first quarter of 2023.

●	Noninterest income was $10.9 million for the first quarter of 2024 compared to $10.9 million for the first quarter of 2023.

●	Net RT revenue was flat at $10.8 million, for the first quarters of 2024 and 2023.

●	Noninterest expense was $4.5 million for the first quarter of 2024 compared to $4.8 million for the first quarter of 2023.

Republic Payment Solutions segment

●	Net income was flat at $2.6 million for the first quarters of 2024 and 2023.

●	Net interest income was flat at $3.5 million for the first quarters of 2024 and 2023.

●	Noninterest income was $774,000 for the first quarter of 2024 compared to $718,000 for the first quarter of 2023.

●	Noninterest expense was $954,000 for the first quarter of 2024 and compared to $866,000 for the first quarter of 2023.

Republic Credit Solutions segment

●	Net income was $6.1 million for the first quarter of 2024, a $748,000, or 14%, increase over the first quarter of 2023.

●	Net interest income increased $3.4 million, or 39%, to $12.0 million for the first quarter of 2024 compared to the same period in 2023.

●	Overall, RCS recorded a net charge to the Provision of $4.2 million during the first quarter of 2024 compared to a net charge of $1.8 million for the same period in 2023.

●	Noninterest income increased $848,000, or 33%, from the first quarter of 2023 to the first quarter of 2024.

●	Noninterest expense was $3.2 million for the first quarter of 2024 and $2.4 million for the same period in 2023.

●	Total nonperforming loans to total loans for the RCS segment was 1.63% as of March 31, 2024 compared to 1.11% as of December 31, 2023.

●	Delinquent loans to total loans for the RCS segment was 10.26% as of March 31, 2024 compared to 10.51% as of December 31, 2023.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023)

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

Table 1 — Increases to the Federal Funds Target Rate during 2022, 2023 and the first quarter of 2024

	Increase to	FFTR
Date	the FFTR	after Increase

March 17, 2022	0.25%	0.50%
May 5, 2022	0.50	1.00
June 16, 2022	0.75	1.75
July 27, 2022	0.75	2.50
September 21, 2022	0.75	3.25
November 2, 2022	0.75	4.00
December 15, 2022	0.50	4.50
February 2, 2023	0.25	4.75
March 23, 2023	0.25	5.00
May 4, 2023	0.25	5.25
July 26, 2023	0.25	5.50

The FOMC’s actions and signals continued to place upward pressure on short-term market interest rates throughout the prior two years. While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022. Long-term rates generally maintained this lower level relative to short-term rates throughout 2023 as the market generally began anticipating a recession to take place in the near-term future. As a result of the higher short-term interest rates and the lower long-term interest rates, the yield curve has been inverted for several months, with short-term rates generally higher than long-term rates on the yield curve. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally more favorable for banks.

As of the date of this filing, the near-term shape of the yield curve is uncertain. The Federal Reserve continues to signal its willingness to implement appropriate monetary policy to maintain inflation at an acceptable level. Many market forecasters, however, believe that near-term interest rate cuts by the FOMC are more likely than near-term interest rate increases or no change to the FFTR at all. Any further monetary tightening by the FOMC in the future will likely cause short-term interest rates to increase. It is unknown what impact additional short-term rate increases by the FOMC could have on long-term market interest rates. Alternatively, future rate cuts are likely to decrease interest rates on the shorter end of the yield curve. Similarly, it is unknown how corresponding long-term rates will move, if at all, if the FOMC does cut short-term interest rates in the near-term. Additionally, if the FFTR experiences no changes in the near-term, it is uncertain if long term rates will remain generally below short-term interest rates or if the yield curve could begin to steepen.

Total Company net interest income was $96.9 million during the first quarter of 2024 and represented an increase of $4.3 million, or 5%, from the first quarter of 2023. Total Company net interest margin decreased to 5.87% during the first quarter of 2024 compared to 6.52% for the same period in 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income decreased $1.9 million, or 4%, for the first quarter of 2024 compared to the same period in 2023. Traditional Banking’s net interest margin was 3.33% for the first quarter of 2024, a decrease of 74 basis points from the same period in 2023.

The primary driver of this decrease in net interest income and net interest margin at the Traditional Bank was an on-going shift in funding mix away from noninterest-bearing deposit balances into higher-costing, interest-bearing deposits and FHLB borrowings. As a continuance in trend from 2023, the Traditional Bank’s average noninterest-bearing deposits decreased from $1.6 billion during the first quarter of 2023 to $1.2 billion for the first quarter of 2024. In addition to this change in funding mix, the Traditional Bank’s cost of interest-bearing liabilities increased 230 basis points from the first quarter of 2023 to the first quarter of 2024, notably more than the 88-basis-point increase to its yield on interest-earning assets for the same periods.

Further impacting the Traditional Bank’s change in net interest income and NIM between the first quarter of 2023 and the first quarter of 2024 were the following:

●	Traditional Bank average loans grew from $3.9 billion with a weighted-average yield of 4.59% during the first quarter of 2023 to $4.6 billion with a weighted-average yield of 5.45% during the first quarter of 2024. In general, the growth in average loan balances was primarily attributable to loan growth achieved during the last nine months of 2023, as the spot balances for Traditional Bank loans decreased $45 million, or 1%, from December 31, 2023 to March 31, 2024.

●	Average investments were $733 million with a weighted-average yield of 2.98% during the first quarter of 2024 compared to $773 million with a weighted-average yield of 2.61% for the first quarter of 2023. During the first quarter of 2024, the Traditional Bank continued to maintain an investment portfolio with a generally short overall duration, as part of its interest rate risk management strategy.

●	Further segmenting the Traditional Bank’s increased cost of interest-bearing liabilities:

o	The weighted-average cost of interest-bearing deposits increased from 0.74% during the first quarter of 2023 to 2.68% for the first quarter of 2024, while average interest-bearing deposits grew $746 million for the same periods. In addition to offsetting the decrease in its noninterest bearing deposits since 2023, the Traditional Bank also raised additional non-retail, higher-costing interest-bearing deposits since the first quarter of 2023 to maintain strong liquidity during the first quarter 2024 tax season at RPG.

o	The average balance of FHLB borrowings increased from $245 million for the first quarter of 2023 to $536 million for the first quarter of 2024. In addition, the weighted-average cost of these borrowings increased from 4.22% to 4.94% for the same time periods. This increase in the average balance of borrowings was generally driven by the above noted growth in period-to-period average loans.

●	Average interest-earning cash was $454 million with a weighted-average yield of 5.57% during the first quarter of 2024 compared to $241 million with a weighted-average yield of 4.48% for the first quarter of 2023. The change in average cash balances was a strategic increase in on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

Management believes the Traditional Bank could likely continue to experience net interest margin compression during the remainder of 2024 as a result of the negative impact of 1) a continuing shift from noninterest-bearing deposits into interest-bearing deposits; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse Lending segment

●	Net interest income within the Warehouse segment increased $170,000, or 8%, from the first quarter of 2023 to the first quarter of 2024, driven by an increase in average outstanding balances. Overall, average outstanding Warehouse balances increased from $330 million during the first quarter of 2023 to $340 million for the first quarter of 2024. Committed Warehouse lines declined from $1.0 billion to $932 million from March 31, 2023 to March 31, 2024, while an up-tick in demand caused average usage rates for Warehouse lines to increase from 31% during the first quarter of 2023 to 37% for the first quarter of 2024.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $2.6 million from the first quarter of 2023 to the first quarter of 2024

Loan-related interest and fees increased $3.5 million for the quarter and was driven primarily by a $40 million increase in RA origination volume. This increase in loan revenue was partially offset by a $1.1 million increase in the TRS’s loan funding costs, net of the interest revenue the segment earned as a credit to interest income for its average deposit balances.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions

Net interest income from the Company’s prepaid card division was flat at $3.5 million for the first quarters of 2024 and 2023. RPS earned a higher yield of 5.07% applied to the $375 million average of prepaid program balances for the first quarter of 2024 compared to a yield of 3.84% for the $377 million in average prepaid card balances for the first quarter of 2023. The increase in this higher yield, however, was substantially offset by a $969,000 charge to interest expense for a new revenue sharing arrangement for the program which began in January 2024, as previously disclosed within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2023 Annual Report on Form 10-K.

Republic Credit Solutions segment

RCS’s net interest income increased $3.4 million, or 39%, from the first quarter of 2023 to the first quarter of 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product. Loan fees on this product, recorded as interest income on loans, increased $3.5 million from the first quarter of 2023 to the first quarter of 2024.

The following table presents the average balance sheets for the three-month periods ended March 31, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$454,426	$6,289	5.57%	$241,211	$2,700	4.48%
Investment securities, including FHLB stock (a)	732,678	5,436	2.98	773,172	5,047	2.61
TRS Refund Advance loans (b)	287,806	34,652	48.42	249,378	31,405	50.37
RCS LOC products (b)	41,339	11,372	110.64	31,086	7,962	102.45
Other RPG loans (c) (f)	149,818	3,295	8.85	141,975	2,625	7.40
Outstanding Warehouse lines of credit (d) (f)	340,433	6,753	7.98	329,716	5,720	6.94
All other Core Bank loans (e) (f)	4,634,948	62,835	5.45	3,913,388	44,897	4.59

Total interest-earning assets	6,641,448	130,632	7.91	5,679,926	100,356	7.07

Allowance for credit loss	(96,446)			(83,195)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	280,618			295,905
Premises and equipment, net	33,889			32,232
Bank owned life insurance	104,305			102,004
Other assets (a)	255,758			186,169
Total assets	$7,219,572			$6,213,041

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,833,566	$5,729	1.26%	$1,644,777	$1,742	0.42%
Money market accounts	1,066,046	8,807	3.32	748,623	2,106	1.13
Time deposits	373,240	3,581	3.86	225,847	859	1.52
Reciprocal money market and time deposits	310,898	3,232	4.18	43,852	171	1.56
Brokered deposits	421,096	5,647	5.39	—	—	—

Total interest-bearing deposits	4,004,846	26,996	2.71	2,663,099	4,878	0.73

SSUARs and other short-term borrowings	102,592	130	0.51	202,910	248	0.49
Federal Reserve PPP Liquidity Facility	—	—	—	—	—	—
Federal Home Loan Bank advances and other long-term borrowings	536,209	6,587	4.94	245,344	2,588	4.22

Total interest-bearing liabilities	4,643,647	33,713	2.92	3,111,353	7,714	0.99

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,490,048			2,089,162
Other liabilities	152,835			133,321
Stockholders’ equity	933,042			879,205
Total liabilities and stock-holders’ equity	$7,219,572			$6,213,041

Net interest income		$96,919			$92,642

Net interest spread			4.99%			6.08%

Net interest margin			5.87%			6.52%

(1)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(2)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
(3)	Interest income includes loan fees of $1.2 million and $933,000 for the three months ended March 31, 2024 and 2023.
(4)	Interest income includes loan fees of $263,000 and $248,000 for the three months ended March 31, 2024 and 2023.
(5)	Interest income includes loan fees of $1.4 million and $946,000 for the three months ended March 31, 2024 and 2023.
(6)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2024
	Compared to
	Three Months Ended March 31, 2023
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$3,589	$2,832	$757
Investment securities, including FHLB stock	389	(274)	663
TRS Refund Advance loans	3,247	4,674	(1,427)
RCS LOC products	3,410	2,564	846
Other RPG loans	670	167	503
Outstanding Warehouse lines of credit	1,033	190	843
All other Core Bank loans	17,938	9,033	8,905
Net change in interest income	30,276	19,186	11,090

Interest expense:

Transaction accounts	3,945	222	3,723
Money market accounts	6,702	1,203	5,499
Time deposits	2,721	818	1,903
Reciprocal money market and time deposits	3,061	2,404	657
Brokered deposits	5,647	5,647	—
SSUARs and other short-term borrowings	(76)	(116)	40
Federal Home Loan Bank advances	3,999	3,512	487
Subordinated note
Net change in interest expense	25,999	13,690	12,309

Net change in net interest income	$4,277	$5,496	$(1,219)

Provision

Total Company Provision was a net charge of $30.6 million for the first quarter of 2024 compared to a net charge of $26.8 million for the same period in 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2024 was a net charge of $358,000 compared to a net charge of $3.0 million for the first quarter of 2023. An analysis of the Provision for the first quarter of 2024 compared to the same period in 2023 follows:

The net charge during the first quarter of 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $820,000 during the first quarter of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased in total during the first quarter, the segment experienced a change in loan mix growing in loan categories, such as construction and land development, with higher loan loss reserve requirements.

●	Partially offsetting the above charges to the Provision, the Traditional Bank recorded a net credit to the Provision of $631,000 as a result of the reclass of $69 million of correspondent mortgage loans from loans held for investment into loans held for sale.

The net charge during the first quarter of 2023 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $430,000 million during the first quarter of 2023 related to general formula reserves applied to $92 million of Traditional Bank loan growth for the first quarter of 2023.

●	The Traditional Bank recorded a Day-1 net charge to the Provision of $2.7 million during the first quarter of 2023 related to its acquisition of CBank.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.29% as of March 31, 2024 compared to 1.28% as of December 31, 2023 and 1.33% as of March 31, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of March 31, 2024.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $309,000 for the first quarter of 2024 compared to a net charge of $135,000 for the same period in 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $124 million during the first quarter of 2024 compared to an increase of $54 million during the first quarter of 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2024, December 31, 2023, and March 31, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2024.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $25.8 million during the first quarter of 2024 compared to a net charge of $21.8 million for the same period in 2023. Substantially all TRS Provision in both periods was related to its RA product.

In addition to an increase in RA volume driving higher estimated loan losses during the quarter, the increase in Provision from the first quarter of 2023 to the first quarter of 2024 primarily occurred because payments received from the U.S. Treasury to fund federal tax refunds through March 31, 2024 lagged the payments received through March 31, 2023. As a result, TRS recorded a charge to the Provision for RAs, including ERAs, of $26.0 million, or 3.37% of its $771 million in RAs originated during the first quarter of 2024 compared to a net charge to the Provision of $22.0 million, or 2.98% of its $737 million of RAs originated during the first quarter of 2023.

RAs related to a first quarter tax filing season are only originated during December of the previous year and the first two months of the current year. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be meaningfully different (higher or lower) than its March 31st estimate based on actual paydowns received from the U.S. Treasury during the second quarter. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans. TRS’s loss rate as of June 30, 2023 was 3.22% of total originations and it finished 2023 with a RA loss rate of 2.84% of total RAs originated.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2024 and the first quarter of 2023, see section titled “OVERVIEW (Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023) - Tax Refund Solutions.”

See additional detail regarding the EA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $4.2 million during the first quarter of 2024 compared to a net charge to the Provision of $1.8 million for the same period in 2023. The increase in the Provision was driven primarily by a $1.4 million increase in net charge-offs for RCS’s LOC II product. The $1.4 million, or 117%, increase in net charge-offs within the LOC II product was driven by a $9.9 million, or 88%, increase in average outstanding balances from the first quarter of 2023 to the first quarter of 2024.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products, particularly within RCS’s unsecured LOC I and LOC II products. As a percentage of total RCS loans, the RCS ACLL was 14.09% as of March 31, 2024, 13.82% as of December 31, 2023, and 12.34% as of March 31, 2023. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2024.

The following table presents net charges to the RCS Provision by product:

Table 4 — RCS Provision by Product

	Three Months Ended Mar. 31,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$4,185	$1,825	$2,360	129%
Healthcare receivables	(4)	14	(18)	(129)
Total	$4,181	$1,839	$2,342	127%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2024	2023

ACLL at beginning of period	$82,130	$70,413

CBank Initial Recognition of ACLL and Fair Value Adjustment	—	1,600

Charge-offs:

Traditional Banking:
Residential real estate	(13)	(6)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	(24)	—
Home equity	—	—
Consumer	(345)	(325)
Total Traditional Banking	(382)	(331)
Warehouse lines of credit	—	—
Total Core Banking	(382)	(331)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Refund Anticipation Loans	—	—
Other TRS commercial & industrial loans	—	—
Republic Credit Solutions	(4,545)	(3,099)
Total Republic Processing Group	(4,545)	(3,099)
Total charge-offs	(4,927)	(3,430)

Recoveries:

Traditional Banking:
Residential real estate	59	15
Commercial real estate	20	47
Construction & land development	—	—
Commercial & industrial	1	90
Lease financing receivables	13	—
Home equity	1	1
Consumer	108	101
Total Traditional Banking	202	254
Warehouse lines of credit	—	—
Total Core Banking	202	254

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	275	285
Refund Anticipation Loans	—	—
Other TRS commercial & industrial loans	30	—
Republic Credit Solutions	370	233
Total Republic Processing Group	675	518
Total recoveries	877	772

Net loan charge-offs	(4,050)	(2,658)

Provision - Core Banking	667	3,119
Provision - RPG	29,955	23,647
Total Provision	30,622	26,766
ACLL at end of period	$108,702	$96,121

Credit Quality Ratios - Total Company:

ACLL to total loans	2.08%	2.01%
ACLL to nonperforming loans	509	579
Net loan charge-offs to average loans	0.30	0.23

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.20%	1.22%
ACLL to nonperforming loans	313	356
Net loan charge-offs to average loans	0.01	0.01

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	March 31,
	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	(0.02)%	—%
Nonowner-occupied	—	—
Commercial real estate	—	(0.01)
Construction & land development	—	—
Commercial & industrial	—	(0.09)
Lease financing receivables	0.05	—
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	1.54	0.65
Overdrafts	79.01	95.97
Automobile loans	(0.49)	0.40
Other consumer	0.48	0.84
Total Traditional Banking	0.02	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	12.21	10.14
Total Republic Processing Group	3.25	2.45
Total	0.30%	0.23%

*  Refund Advances are originated during the first two months of each year. In December 2022 and the first two weeks of 2023, ERAs were originated in relation to estimated tax returns that were anticipated to be filed during the first quarter 2023 tax season. In December 2023 and the first two weeks of 2024, ERAs were originated in relation to estimated tax returns that were anticipated to be filed during the first quarter 2024 tax season. All RAs, including ERAs, are charged-off by June 30th of each year.

The Company’s net charge-offs to average total Company loans increased from 0.23% during the first quarter of 2023 to 0.30% during the first quarter of 2024, with net charge-offs increasing $1.4 million, or 52%, and average total Company loans increasing $789 million, or 17%. The increase in net charge-offs was primarily driven by a $1.3 million increase in net charge-offs within the Company’s RCS operations, which generally conducts significantly higher risk lending activities that the Company’s Core Banking operations. As previously noted above, the net charge-offs within the RCS division was primarily driven by an increase in the average outstanding balances for the RCS LOC II product. During the first quarters of 2024 and 2023, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $692,000 during the first quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $175,000, or 2%, for the first quarter of 2024 compared to the same period in 2023. The most notable change was within the mortgage banking income category of the income statement, which declined $490,000 from the first quarter of 2023.

Mortgage banking activities and the associated revenue from those activities was generally more favorable during first quarter of 2024 compared to the first quarter of 2023. During the last half of March 2024, however, Management decided to sell $69 million of correspondent loans that were previously classified as held for investment. As a result of this decision, the Company reclassified these loans into the mortgage loans held-for-sale category on the balance sheet and recorded a $1.0 million fair value impairment charge within mortgage banking income in order to write these loans down to their estimated net realizable value.

As it relates to the Company’s standard, recurring mortgage banking activities, which excludes the $1.0 million charge recorded for the reclassification of correspondent loans into the loans held for sale, Mortgage Banking income increased from $800,000 during the first quarter of 2023 to $1.3 million for the first quarter of 2024. For the first quarter of 2024, the Bank sold $18.8 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 2.97%, while during the first quarter of 2023, the Bank sold $16.6 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold during the quarter of 1.74%.

With the FOMC ending its quantitative easing program and continuing to signal a more aggressive and hawkish approach to its monetary policies, Management believes it is likely that the Core Bank’s mortgage origination volume will continue to be immaterial and the Company could experience further declines in mortgage banking income on a year-to-year basis if long-term interest rates were to further increase.

The Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2024 and 2023 were $1.7 million and $1.7 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2024 and 2023 were $301,000 and $294,000.

Tax Refund Solutions segment

TRS’s noninterest income was flat at $10.9 million for the first quarters of 2024 and 2023. RT fees constituted the substantial majority of all TRS noninterest income for each of these quarters. Total RT fees were flat at $10.8 million from quarter to quarter as a 5.6% increase in the net revenue earned for each RT product was offset by a 5.2% decrease in the number of funded RTs from quarter to quarter. The 5.6% improvement in per-unit net RT revenue was the result of pricing adjustments made by the Company since the last tax season while the decrease in funded RTs was the result of a decrease in the level of payments received from the US Treasury for tax payer refunds during the first quarter of 2024 compared to the level of payments received during the first quarter of 2023.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2024 and the first quarter of 2023, see section titled “OVERVIEW (Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $848,000, or 33%, during the first quarter of 2024 compared to the same period in 2023, with program fees representing the substantial majority of RCS’s noninterest income. The increase in program fees at RCS primarily reflected higher sales volume from RCS’s LOC II product, and to a lesser degree, higher sales volume for its installment loan product. Proceeds from the sale of RCS LOC II product totaled $136 million for the first quarter of 2024 compared to $77 million for the first quarter of 2023, while proceeds from the sale of RCS’s installment loan products totaled $197 million during the first quarter of 2024 compared to $210 million for the first quarter of 2023.

The following table presents RCS program fees by product:

Table 7 — RCS Program Fees by Product

	Three Months Ended Mar. 31,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$2,326	$1,740	$586	34%
Healthcare receivables	47	49	(2)	(4)
Installment loans*	1,033	745	288	39
Total	$3,406	$2,534	$872	34%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense decreased $1.5 million, or 3%, during the first quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the decrease in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense decreased $2.0 million for the first quarter of 2024 compared to the same period in 2023. The most notable item driving this decrease was $2.1 million of merger related expenses for the CBank acquisition recorded during the first quarter of 2023.

Republic Credit Solutions

RCS noninterest expense increased $812,000 for the first quarter of 2024 compared to the same period in 2023. The most notable item driving this increase was a $770,000 increase in marketing development expenses and was driven primarily by a higher volume of originations for RCS’s LOC II product. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $546 million in period-end cash and cash equivalents as of March 31, 2024 compared to $317 million as of December 31, 2023. Comparing average balances for the first quarters of 2024 and 2023, the Company had average interest-earning cash and cash equivalent balances of $454 million for the first quarter of 2024 compared to $241 million for the first quarter of 2023. The Company generally carried higher average interest-earning cash balances during the first quarter of 2024 as the result of a strategic decision to maintain additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

See Footnote 6 “Deposits” of Part I Item 1 “Financial Statements” for additional discussion regarding Deposits

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.94% during the first quarter of 2024 with a spot balance yield of 5.40% on March 31, 2024. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Republic’s investment portfolio increased $16 million from December 31, 2023 to March 31, 2024. The increase was driven by the purchase of $50 million in agency securities and $20 million in FHLB stock, partially offset by $45 million in calls and maturities of debt securities and $9 million in paydowns on mortgage-backed securities.

Table 8 — Loan Portfolio Composition

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,064,071	$1,144,684	$(80,613)	(7)%
Nonowner-occupied	342,481	345,965	(3,484)	(1)
Commercial real estate (1)	1,800,801	1,785,289	15,512	1
Construction & land development	237,998	217,338	20,660	10
Commercial & industrial	453,971	464,078	(10,107)	(2)
Lease financing receivables	88,272	88,591	(319)	(0)
Aircraft	246,060	250,051	(3,991)	(2)
Home equity	309,083	295,133	13,950	5
Consumer:
Credit cards	16,858	16,654	204	1
Overdrafts	629	694	(65)	(9)
Automobile loans	2,054	2,664	(610)	(23)
Other consumer	11,372	7,428	3,944	53
Total Traditional Banking	4,573,650	4,618,569	(44,919)	(1)
Warehouse lines of credit*	463,249	339,723	123,526	36
Total Core Banking	5,036,899	4,958,292	78,607	2

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	52,101	103,115	(51,014)	(49)
Other TRS commercial & industrial loans	5,396	46,092	(40,696)	(88)
Republic Credit Solutions	129,896	132,362	(2,466)	(2)
Total Republic Processing Group	187,393	281,569	(94,176)	(33)

Total loans**	5,224,292	5,239,861	(15,569)	(0)
Allowance for credit losses	(108,702)	(82,130)	(26,572)	32

Total loans, net	$5,115,590	$5,157,731	$(42,141)	(1)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64% and 63%, respectively, for March 31, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36% and 37%, respectively, for March 31, 2024 and December 31, 2023.

Gross loans decreased by $16 million, or less than 1%, during the first quarter of 2024 to $5.2 billion as of March 31, 2024. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $45 million, or 1%, from December 31, 2023 to March 31, 2024. The following primarily drove the change in loan balances during the first quarter of 2023:

●	During the last half of March 2024, Management made the decision to sell $69 million of correspondent loans that were previously classified as held for investment. As a result of this decision, the Company reclassified these loans into the mortgage loans held-for-sale category on the balance sheet as of March 31, 2024.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $124 million from December 31, 2023 to March 31, 2024. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

Outstanding TRS loans decreased $92 million from December 31, 2023 to March 31, 2024 primarily reflecting the substantial paydown of ERAs originated during December 2023. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2023 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of March 31, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased $26.6 million from $82.1 million as of December 31, 2023 to $108.7 million as of March 31, 2024. As a percent of total loans, the total Company’s ACLL increased to 2.08% as of March 31, 2024 compared to 1.57% as of December 31, 2023. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $178,000 to $59.2 million as of March 31, 2024 driven primarily by general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased in total during the first quarter, the segment experienced a change in loan mix growing in loan categories, such as construction and land development, with higher loan loss reserve requirements. Partially offsetting the change in loan mix, the Traditional Bank reclassed $69 million of correspondent mortgage loans from held for investment into held for sale.

Warehouse Lending segment

The Warehouse ACLL increased approximately $309,000 to $1.2 million as of March 31, 2024, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2024 to December 31, 2023. As of March 31, 2024, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first quarter of 2024.

Tax Refund Solutions segment

TRS recorded an increase to its ACLL primarily for estimated RAs originated during the first quarter of 2024. Including ERAs originated during the fourth quarter of 2023, TRS had a total Allowance for RAs of $26.0 million as of March 31, 2024, representing 3.37% of all RAs originated related to the first quarter 2024 tax season. TRS’s loss rate as of June 30, 2023 was 3.22% of total originations and TRS finished 2023 with a final RA loss rate of 2.84% of total RAs originated.

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

Republic Credit Solutions segment

The RCS ACLL was $18.3 million as of March 31, 2024 compared to $18.3 million as of December 31, 2023. RCS maintained ACLLs for two distinct credit products offered as of March 31, 2024, including its line-of-credit products and its healthcare-

receivables products. As of March 31, 2024, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 53.64% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and “PCD-Substandard” are considered “Classified.” Loans rated “Special Mention” or “PCD-Special Mention” are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $5.6 million during the first quarter of 2024, driven primarily by commercial loan downgrades at the Core Bank.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 9 — Classified and Special Mention Loans

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	22,193	20,253	1,940	10
PCD - Substandard	1,612	1,699	(87)	(5)
Total Classified Loans	23,805	21,952	1,853	8

Special Mention	55,194	51,447	3,747	7
PCD - Special Mention	438	447	(9)	(2)
Total Special Mention Loans	55,632	51,894	3,738	7

Total Classified and Special Mention Loans	$79,437	$73,846	$5,591	8%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes loan modifications (formerly TDRs) totaling approximately $0 million and $2 million as of March 31, 2024 and December 31, 2023.

Nonperforming loans to total loans increased to 0.41% at March 31, 2024 from 0.36% at December 31, 2023, as the total balance of nonperforming loans increased by $756,000, or 4%, while total loans decreased $16 million during the first quarter of 2024.

The ACLL to total nonperforming loans increased to 509% as of March 31, 2024 from 398% as of December 31, 2023, as the total ACLL increased $26.6 million, or 32%, and the balance of nonperforming loans increased by $756,000, or 4%. The driver of the increase in ACLL was primarily RAs originated through the Company’s TRS segment while the driver of the increase in nonperforming loans was primarily a $647,000 increase in RCS nonperforming loans.

Table 10 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2024	December 31, 2023

Loans on nonaccrual status*	$19,258	$19,150
Loans past due 90-days-or-more and still on accrual**	2,116	1,468
Total nonperforming loans	21,374	20,618
Other real estate owned	1,486	1,370
Total nonperforming assets	$22,860	$21,988

Credit Quality Ratios - Total Company:
ACLL to total loans	2.08%	1.57%
Nonaccrual loans to total loans	0.37	0.37
ACLL to nonaccrual loans	564	429
Nonperforming loans to total loans	0.41	0.39
Nonperforming assets to total loans (including OREO)	0.44	0.42
Nonperforming assets to total assets	0.33	0.33

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.20%	1.21%
Nonaccrual loans to total loans	0.38	0.39
ACLL to nonaccrual loans	313	313
Nonperforming loans to total loans	0.38	0.39
Nonperforming assets to total loans (including OREO)	0.41	0.41
Nonperforming assets to total assets	0.33	0.35
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 11 — Nonperforming Loan Composition

	March 31, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$15,533	1.46%	$15,056	1.32%
Nonowner-occupied	60	0.02	64	0.02
Commercial real estate	795	0.04	850	0.05
Construction & land development	—	—	—	—
Commercial & industrial	744	0.16	1,221	0.26
Lease financing receivables	15	0.02	—	—
Aircraft	—	—	—	—
Home equity	2,103	0.68	1,948	0.66
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	8	0.39	10	0.38
Other consumer	—	—	1	0.01
Total Traditional Banking	19,258	0.42	19,150	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,258	0.38	19,150	0.39

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	2,116	1.63	1,468	1.11
Total Republic Processing Group	2,116	1.13	1,468	0.52

Total nonperforming loans	$21,374	0.41%	$20,618	0.39%

Table 12 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
March 31, 2024		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	133	$4,979	46	$7,341	3	$3,213	182	$15,533
Nonowner-occupied	3	60	—	—	—	—	3	60
Commercial real estate	—	—	1	180	1	615	2	795
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	2	683	—	—	4	744
Lease financing receivables	1	15	—	—	—	—	1	15
Aircraft	—	—	—	—	—	—	—	—
Home equity	42	1,408	3	695	—	—	45	2,103
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	8	—	—	—	—	2	8
Other consumer	—	—	—	—	—	—	—	—
Total Traditional Banking	183	6,531	52	8,899	4	3,828	239	19,258
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	183	6,531	52	8,899	4	3,828	239	19,258

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	2,116	NM	2,116
Total Republic Processing Group	NM	—	—	—	—	2,116	NM	2,116

Total	183	$6,531	52	$8,899	4	$5,944	239	$21,374

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	125	$4,569	45	$7,200	3	$3,287	173	$15,056
Nonowner-occupied	3	64	—	—	—	—	3	64
Commercial real estate	—	—	1	191	1	659	2	850
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	1	339	1	821	4	1,221
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	36	1,236	3	712	—	—	39	1,948
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	10	—	—	—	—	3	10
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	170	5,941	50	8,442	5	4,767	225	19,150
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	170	5,941	50	8,442	5	4,767	225	19,150

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	1,468	NM	1,468
Total Republic Processing Group	NM	—	—	—	—	1,468	NM	1,468

Total	170	$5,941	50	$8,442	5	$6,235	225	$20,618

Table 13 — Roll-forward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Nonperforming loans at the beginning of the period	$20,618	$16,318
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,791	2,669
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(686)	(2,015)
Principal balance paydowns of loans nonperforming at both period ends	(1,012)	(383)
Net change in principal balance of other nonperforming loans*	663	21

Nonperforming loans at the end of the period	$21,374	$16,610
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 14 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Loans charged off	$(13)	$—
Loans transferred to OREO	(169)	—
Loan payoffs and paydowns	(154)	(770)
Loans returned to accrual status	(350)	(1,245)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(686)	$(2,015)

Based on the Bank’s review as of March 31, 2024, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.41% as of March 31, 2024 from 0.42% as of December 31, 2023. Core Bank delinquent loans to total Core Bank loans decreased to 0.15% as of March 31, 2024 from 0.16% as of December 31, 2023. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2024 and December 31, 2023 were on nonaccrual status.

Table 15 — Delinquent Loan Composition*

	March 31, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$5,821	0.55%	$5,803	0.51%
Nonowner-occupied	—	—	—	—
Commercial real estate	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	746	0.16	1,360	0.29
Lease financing receivables	22	0.02	18	0.02
Aircraft	—	—	—	—
Home equity	990	0.32	767	0.26
Consumer:
Credit cards	35	0.21	35	0.21
Overdrafts	118	18.76	131	18.88
Automobile loans	2	0.10	2	0.08
Other consumer	62	0.55	60	0.81
Total Traditional Banking	7,796	0.17	8,176	0.18
Warehouse lines of credit	—	—	—	—
Total Core Banking	7,796	0.15	8,176	0.16

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	283	5.24	—	—
Republic Credit Solutions	13,333	10.26	13,916	10.51
Total Republic Processing Group	13,616	7.27	13,916	4.94

Total delinquent loans	$21,412	0.41%	$22,092	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 16 — Roll-forward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Delinquent loans at the beginning of the period	$22,092	$15,260
Loans that became delinquent during the period - Refund Advances*	—	18,450
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	2,499	2,675
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(2,250)	(3,094)
Principal balance paydowns of loans delinquent at both period ends	(598)	(31)
Net change in principal balance of other delinquent loans*	(331)	2,864
Delinquent loans at the end of period	$21,412	$36,124
*

RAs do not have a contractual due date but the Company considered a RA delinquent in 2023, and will do so again in 2024, if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

**	Includes relatively-small consumer portfolios, e.g., RCS loans.

Table 17 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2024	2023

Loans charged off	$(15)	$(1)
Loans transferred to OREO	(169)	—
Loan payoffs and paydowns	(89)	(510)
Loans paid current	(1,977)	(2,583)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(2,250)	$(3,094)

Deposits

Table 18 — Deposit Composition

(in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change

Core Bank:
Demand	$1,179,771	$1,158,051	$21,720	2%
Money market accounts	1,078,549	1,007,356	71,193	7
Savings	355,260	263,238	92,022	35
Reciprocal money market	221,779	188,078	33,701	18
Individual retirement accounts (1)	34,208	33,793	415	1
Time deposits, $250 and over (1)	113,096	101,787	11,309	11
Other certificates of deposit (1)	239,258	225,614	13,644	6
Reciprocal time deposits (1)	90,857	90,857	—	—
Wholesale brokered deposits (1)	349,298	88,767	260,531	293
Total Core Bank interest-bearing deposits	3,662,076	3,157,541	504,535	16
Total Core Bank noninterest-bearing deposits	1,180,237	1,239,466	(59,229)	(5)
Total Core Bank deposits	4,842,313	4,397,007	445,306	10

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960	(199,960)	(100)
Interest-bearing prepaid card deposits	379,677	—	379,677	—
Money market accounts	19,380	18,664	716	4
Total RPG interest-bearing deposits	399,057	218,624	180,433	83

Noninterest-bearing prepaid card deposits	—	318,769	(318,769)	(100)
Other noninterest-bearing deposits	179,279	118,763	60,516	51
Total RPG noninterest-bearing deposits	179,279	437,532	(258,253)	(59)
Total RPG deposits	578,336	656,156	(77,820)	(12)

Total deposits	$5,420,649	$5,053,163	$367,486	7%
(1)	Includes time deposit

Total Bank deposits increased $367 million from December 31, 2023 to $5.4 billion as of March 31, 2024. Total Core Bank deposits increased by $445 million, or 10%, from December 31, 2023. Within the Core Bank’s deposits, interest-bearing deposits increased $505 million and noninterest-bearing deposits decreased $59 million. The increase in Core Bank deposits was primarily driven by a $261 million increase in brokered deposits and a $110 million increase in transaction deposits obtained from a third-party listing service.

Retail-related categories continued a trend from the second half of 2023 in which noninterest bearing deposits declined while interest bearing categories increased. Overall, Management believes two factors generally continue to drive this trend. The first is a general decline in liquidity among both businesses and consumers as the excess liquidity created during the COVID pandemic continued to wane. Second, Management believes that the substantial increase in market interest rates caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash outside the Bank.

RPG Deposits

As previously noted in the Company’s 2023 Report on Form 10-K filed on March 14, 2024, RPS began sharing a significant portion of the interest revenue it earns on its prepaid card balances with its prepaid card marketer-servicers during the first quarter of 2024. This revenue share is being reported as interest expense on deposits. As a result, all prepaid card deposit balances subject to a revenue share arrangement will be reported as interest-bearing deposits on an on-going basis, as long as they remain subject to a revenue share arrangement. Conversely, for any periods reported prior to 2024, these deposits will remain noninterest-bearing as they were not subject to a revenue share arrangement during those periods.

As a result of all the factors noted above, Management believes the Company is more likely to experience slower overall growth and possibly, a continuing decline in its noninterest-bearing deposits over the foreseeable future.

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $270 million as of March 31, 2024 compared to $380 million as of December 31, 2023. There were no overnight borrowings as of March 31, 2024 compared to $110 million as of December 31, 2023. The Company has utilized FHLB advances over the past year to fund its deposit outflow and overall loan growth. As of March 31, 2024, the Company’s $270 million of FHLB advances had a weighted-average maturity of 3.72 years and a weighted-average cost of 4.33%.

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

Table 19 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	March 31, 2024	December 31, 2023

Cash and cash equivalents	$546,363	$316,567
Unencumbered debt securities	501,634	491,783
Total liquid assets	1,047,997	808,350

Available borrowing capacity with the FHLB	1,007,633	730,265
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	1,107,633	830,265

Total liquid assets and available borrowing capacity	$2,155,630	$1,638,615

The Company generally carried higher average interest-earning cash balances during the first quarter of 2024 as the result of a strategic decision to maintain additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

The Bank had a loan to deposit ratio (excluding brokered deposits) of 103% as of March 31, 2024 and 106% as of December 31, 2023. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of March 31, 2024, the Bank had approximately $746 million in deposits from 175 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.8 billion, or 34%, of total deposits as of March 31, 2024. The 20 largest non-sweep deposit relationships represented approximately $228 million, or 4%, of the Company’s total deposit balances as of as of March 31, 2024. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of March 31, 2024 and December 31, 2023, these pledged investment securities had a fair value of $86 million and $100 million.

Capital

Total stockholders’ equity increased from $913 million as of December 31, 2023 to $936 million as of March 31, 2024. The increase in stockholders’ equity was primarily attributable to net income earned during 2023 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of April 1, 2024, RB&T could, without prior approval, declare dividends of approximately $92 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 12.92% as of March 31, 2024 compared to 14.21% as of December 31, 2023. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 20 — Capital Ratios (1)

	As of March 31, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$989,290	16.44%	$968,844	16.10%
Republic Bank & Trust Company	949,574	15.88	931,923	15.50

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$914,053	15.19%	$893,658	14.85%
Republic Bank & Trust Company	874,421	14.62	856,744	14.25

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$914,053	15.19%	$893,658	14.85%
Republic Bank & Trust Company	874,421	14.62	856,744	14.25

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$914,053	12.73%	$893,658	13.89%
Republic Bank & Trust Company	874,421	12.15	856,744	13.25

(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points and 6 basis points lower than those presented in the table above as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2024 and ending March 31, 2025 based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income, and excludes Traditional Bank loan fees.

Table 21 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2024	2.1%	0.2%	(4.3)%	(2.6)%	1.2%	0.7%	0.9%	1.2%
% Change from base net interest income as of December 31, 2023	6.4%	5.0%	0.1%	0.2%	(1.0)%	(2.1)%	(3.1)%	(4.1)%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2023 to March 31, 2024 occurred in all the scenarios. In general, the period-to-period improvements in the up-rate scenarios were generally tied to the Company’s average interest-earning cash balances, which increased from December 2023 to March 2024. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its higher balances in immediately repricing interest-earning cash, increased. The benefit from the higher interest-earning cash balances was partially offset by lower projected interest income on loans as loan growth assumptions were lowered based on recent loan growth trends.

In the down rate scenarios, the Company’s interest rate risk position notably deteriorated as the higher interest-earning cash balances that benefited net interest income in the up-rate scenarios are projected to cause similar corresponding declines to net interest income in the down-rate rate scenarios. In addition, the Company’s projected net interest income in down-rate scenarios was also negatively impacted by revisions to the Bank’s deposit beta assumptions, as these assumptions were lowered, meaning deposit costs would remain higher, due to the Bank’s current competitive environment for deposits.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three months ended March 31, 2024 Compared to Three months ended March 31, 2023.”)

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

There have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2023. You should carefully consider the risk factors discussed in Republic’s 2023 Form 10-K, which could materially affect its business, financial condition, or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2024 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	434,410
February 1 - February 29	—	—	—	434,410
March 1 - March 31	—	—	—	434,410
Total	—	$—	—	434,410

The Company did not repurchase any of its shares during the first quarter of 2024. In addition, in connection with employee stock awards, there were 22,993 shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2024, the Company had 434,410 shares which could be repurchased under its current share repurchase programs.

During the first quarter of 2024, there were 3,893 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Early Termination Agreement for lease between Jaytee-Springhurst, LLC, and Republic Bank & Trust Company, dated March 15, 2024, relating to 9600 Brownsboro Road, Louisville, KY
31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 9, 2024	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: May 9, 2024	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer