Form 10-Q
period 2024-06-30
REPUBLIC BANCORP INC /KY/
filed 2024-08-08
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2024 was 17,283,985 and 2,150,090.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2023 Tax Season	December 2022 through February 2023
2024 Tax Season	December 2023 through February 2024
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased with Credit Deterioration
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS

Cash and cash equivalents	$400,059	$316,567
Available-for-sale debt securities, at fair value (amortized cost of $505,589 in 2024 and $618,525 in 2023, allowance for credit losses of $0 in 2024 and 2023)	481,069	591,313
Held-to-maturity debt securities (fair value of $75,988 in 2024 and $76,167 in 2023, allowance for credit losses of $4 in 2024 and $10 in 2023)	76,109	76,387
Equity securities with readily determinable fair value	281	174
Mortgage loans held for sale, at fair value	9,703	3,227
Consumer loans held for sale, at fair value	8,341	7,914
Consumer loans held for sale, at the lower of cost or fair value	23,860	16,094
Loans (loans carried at fair value of $0 in 2024 and $0 in 2023)	5,264,270	5,239,861
Allowance for credit losses	(80,687)	(82,130)
Loans, net	5,183,583	5,157,731
Federal Home Loan Bank stock, at cost	23,840	23,770
Premises and equipment, net	33,224	33,411
Right-of-use assets	31,720	34,691
Goodwill	40,516	40,516
Other real estate owned	1,265	1,370
Bank owned life insurance	105,462	103,916
Other assets and accrued interest receivable	197,542	187,810

TOTAL ASSETS	$6,616,574	$6,594,891

LIABILITIES

Deposits:
Noninterest-bearing	$1,279,390	$1,676,998
Interest-bearing	3,789,657	3,376,165
Total deposits	5,069,047	5,053,163

Securities sold under agreements to repurchase and other short-term borrowings	72,598	97,618
Operating lease liabilities	32,602	35,539
Federal Home Loan Bank advances	370,000	380,000
Other liabilities and accrued interest payable	116,904	115,815

Total liabilities	5,661,151	5,682,135

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,274,675 shares (2024) and 17,203,355 shares (2023) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,150,184 shares (2024) and 2,154,562 shares (2023) issued and outstanding	4,581	4,553
Additional paid in capital	144,139	142,124
Retained earnings	825,496	786,487
Accumulated other comprehensive (loss) income	(18,793)	(20,408)

Total stockholders’ equity	955,423	912,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,616,574	$6,594,891

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME:

Loans, including fees	$87,222	$72,200	$206,129	$164,809
Taxable investment securities	4,528	4,784	8,980	9,387
Federal Home Loan Bank stock and other	5,950	2,070	13,223	5,214
Total interest income	97,700	79,054	228,332	179,410

INTEREST EXPENSE:

Deposits	25,773	11,216	52,769	16,094
Securities sold under agreements to repurchase and other short-term borrowings	132	174	262	422
Federal Home Loan Bank advances	3,259	3,135	9,846	5,723
Total interest expense	29,164	14,525	62,877	22,239

NET INTEREST INCOME	68,536	64,529	165,455	157,171

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	5,143	6,139	35,765	32,905

NET INTEREST INCOME AFTER PROVISION	63,393	58,390	129,690	124,266

NONINTEREST INCOME:

Service charges on deposit accounts	3,526	3,527	6,839	6,826
Net refund transfer fees	3,811	4,479	14,631	15,286
Mortgage banking income	1,612	907	1,922	1,707
Interchange fee income	3,351	3,419	6,508	6,470
Program fees	4,398	3,739	8,577	6,980
Increase in cash surrender value of bank owned life insurance	792	689	1,546	1,324
Net losses on other real estate owned	(48)	(52)	(101)	(105)
Death benefits in excess of cash surrender value of life insurance	—	1,728	—	1,728
Other	904	1,215	1,797	2,116
Total noninterest income	18,346	19,651	41,719	42,332

NONINTEREST EXPENSE:

Salaries and employee benefits	29,143	30,764	58,859	60,725
Technology, equipment, and communication	7,340	6,920	14,830	14,148
Occupancy	3,409	3,591	7,231	6,997
Marketing and development	2,705	2,513	4,629	4,087
FDIC insurance expense	748	724	1,520	1,361
Interchange related expense	1,412	1,350	2,710	2,849
Legal and professional fees	770	829	1,825	1,890
Merger expense	—	127	41	2,200
Other	4,107	4,715	8,960	9,719
Total noninterest expense	49,634	51,533	100,605	103,976

INCOME BEFORE INCOME TAX EXPENSE	32,105	26,508	70,804	62,622
INCOME TAX EXPENSE	6,899	5,456	14,992	13,478
NET INCOME	$25,206	$21,052	$55,812	$49,144

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.31	$1.07	$2.88	$2.50
Class B Common Stock	1.18	0.98	2.62	2.27

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.30	$1.07	$2.87	$2.50
Class B Common Stock	1.18	0.98	2.61	2.27

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$25,206	$21,052	$55,812	$49,144

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives	(446)	—	(446)	—
Reclassification amount for net derivative losses realized in income	(91)	—	(91)	—
Unrealized gain (loss) on AFS debt securities	2,043	(4,390)	2,692	820
Total other comprehensive income (loss) before income tax	1,506	(4,390)	2,155	820
Income tax benefit (expense) related to items of other comprehensive income	(377)	1,096	(540)	(209)
Total other comprehensive income (loss), net of tax	1,129	(3,294)	1,615	611

COMPREHENSIVE INCOME	$26,335	$17,758	$57,427	$49,755

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2024	17,260	2,151	$4,578	$142,091	$808,836	$(19,922)	$935,583

Net income	—	—	—	—	25,206	—	25,206
Net change in AOCI	—	—	—	—	—	1,129	1,129
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(6,996)	—	(6,996)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	10	—	2	706	(472)	—	236
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	46	—	—	46
Deferred compensation - Class A Common Stock:
Directors	—	—	1	376	—	—	377
Designated key employees	—	—	—	229	—	—	229
Employee stock purchase plan - Class A Common Stock	4	—	1	213	—	—	214
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	—	—	(1)	279	(282)	—	(4)
Stock options	—	—	—	163	—	—	163

Balance, June 30, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

	Three Months Ended June 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2023	17,598	2,160	$4,648	$142,601	$763,027	$(28,074)	$882,202

Net income	—	—	—	—	21,052	—	21,052
Net change in AOCI	—	—	—	—	—	(3,294)	(3,294)
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,537)	—	(6,537)
Class B Shares ($0.340 per share)	—	—	—	—	(733)	—	(733)
Stock options exercised, net of shares withheld	—	—	—	—	—	—	—
Conversion of Class B to Class A Common Shares	3	(3)	(1)	(99)	—	—	(100)
Repurchase of Class A Common Stock	(156)	—	(33)	(1,131)	(5,549)	—	(6,713)
Net change in notes receivable on Class A Common Stock	—	—	—	(84)	—	—	(84)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	116	—	—	116
Designated key employees	—	—	—	238	—	—	238
Employee stock purchase plan - Class A Common Stock	5	—	1	201	—	—	202
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	(39)	—	—	(39)
Restricted stock, net of shares withheld	(5)	—	2	453	—	—	455
Stock options	—	—	—	206	—	—	206

Balance, June 30, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

	Six Months Ended June 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	55,812	—	55,812
Net change in AOCI	—	—	—	—	—	1,615	1,615
Dividends declared on Common Stock:
Class A Shares ($0.814 per share)	—	—	—	—	(13,982)	—	(13,982)
Class B Shares ($0.740 per share)	—	—	—	—	(1,592)	—	(1,592)
Stock options exercised, net of shares withheld	47	—	28	17	(909)	—	(864)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	46	—	—	46
Deferred compensation - Class A Common Stock:
Directors	—	—	—	511	—	—	511
Designated key employees	11	—	—	396	—	—	396
Employee stock purchase plan - Class A Common Stock	8	—	2	396	—	—	398
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	72	—	—	72
Restricted stock, net of shares withheld	1	—	(2)	245	(320)	—	(77)
Stock options	—	—	—	332	—	—	332

Balance, June 30, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

	Six Months Ended June 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	49,144	—	49,144
Net change in AOCI	—	—	—	—	—	611	611
Dividends declared on Common Stock:
Class A Shares ($0.748 per share)	—	—	—	—	(13,118)	—	(13,118)
Class B Shares ($0.680 per share)	—	—	—	—	(1,467)	—	(1,467)
Stock options exercised, net of shares withheld	—	—	(1)	(183)	—	—	(184)
Conversion of Class B to Class A Common Shares	3	(3)	—	—	—	—	—
Repurchase of Class A Common Stock	(156)	—	(34)	(1,131)	(5,549)	—	(6,714)
Deferred compensation - Class A Common Stock:
Directors	4	—	—	226	—	—	226
Designated key employees	7	—	—	459	—	—	459
Employee stock purchase plan - Class A Common Stock	9	—	2	363	—	—	365
Stock-based awards - Class A Common Stock:
Restricted stock, net of shares withheld	(3)	—	2	626	—	—	628
Stock options	—	—	—	408	—	—	408

Balance, June 30, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$55,812	$49,144
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	3,025	2,834
Net accretion and amortization on loans	(1,442)	(1,480)
Unrealized and realized losses on equity securities with readily determinable fair value	(107)	(10)
Depreciation of premises and equipment	3,565	3,269
Amortization of mortgage servicing rights	849	974
Provision for on-balance sheet exposures	35,765	32,905
Provision for off-balance sheet exposures	(230)	280
Net gain on sale of mortgage loans held for sale	(1,017)	(959)
Origination of mortgage loans held for sale	(80,749)	(29,890)
Proceeds from sale of mortgage loans held for sale	75,290	28,113
Net gain on sale of consumer loans held for sale	(7,044)	(5,543)
Origination of consumer loans held for sale	(590,488)	(469,626)
Proceeds from sale of consumer loans held for sale	589,339	471,500
Net gain realized on sale of other real estate owned	(4)	—
Writedowns of other real estate owned	105	105
Deferred compensation expense - Class A Common Stock	907	685
Stock-based awards and ESPP expense - Class A Common Stock	387	1,060
Amortization of right-of-use assets	2,971	3,128
Repayment of operating lease liabilities	(2,937)	(3,138)
Increase in cash surrender value of bank owned life insurance	(1,546)	(1,324)
Gain from death benefits received in excess of cash surrender value of BOLI	—	(1,728)
Net change in other assets and liabilities:
Accrued interest receivable	(1,089)	(2,585)
Accrued interest payable	(237)	629
Other assets	(5,647)	(12,312)
Other liabilities	(1,270)	(1,138)
Net cash provided by operating activities	74,208	64,893

INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	—	(40,970)
Purchases of available-for-sale debt securities	(50,000)	(40,000)
Purchases of held-to-maturity debt securities	—	(25,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	163,090	73,554
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	284	10,420
Net change in outstanding warehouse lines of credit	(209,288)	(136,000)
Net change in other loans	82,060	(213,857)
Proceeds from sale of mortgage loans transferred to held for sale	67,176	—
Net purchases of Federal Home Loan Bank stock	(70)	(20,249)
Proceeds from sale of other real estate owned	173	—
Proceeds of principal and earnings from bank-owned life insurance	—	2,218
Investments in low-income housing tax partnerships	(6,190)	7,389
Net purchases of premises and equipment	(3,378)	(3,531)
Net cash (used in) provided by investing activities	43,857	(386,026)

FINANCING ACTIVITIES:
Net change in deposits	15,884	(30,242)
Net change in securities sold under agreements to repurchase and other short-term borrowings	(25,020)	(124,863)
Payments of Federal Home Loan Bank advances	(760,000)	(88,000)
Proceeds from Federal Home Loan Bank advances	750,000	513,000
Repurchase of Class A Common Stock	—	(6,714)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	338	341
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(864)	(184)
Cash dividends paid	(14,911)	(13,927)
Net cash (used in) provided by financing activities	(34,573)	249,411
NET CHANGE IN CASH AND CASH EQUIVALENTS	83,492	(71,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	316,567	313,689
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$400,059	$241,967
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$63,115	$21,610
Income taxes	16,050	17,124
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$468	$200
Transfers from loans to real estate acquired in settlement of loans	169	—
Net transfers from loans held for investment to loans held for sale	67,176	—
New unfunded obligations in low-income-housing investments	11,000	—
Right-of-use assets recorded	—	1,050

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2024 and 2023 AND DECEMBER 31, 2023 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2023. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. All prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment, as well.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2024, Republic had 47 banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2024 and 2023:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during the first six months of 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. As of June 30, 2024, the Company was carrying $4 million of previously charged-off RAs as receivables from Tax Providers within other assets on its balance sheet. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

The following ASUs were adopted by the Company during the six months ended June 30, 2024:

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

This ASU contains amendments to the Codification that remove references to various Concepts Statements. In most instances the references are extraneous and not required to understand or apply the guidance. In other instances the references were used in prior Statements to provide guidance in certain topical areas.

			January 1, 2025	Prospectively	Immaterial

2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures

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

			January 1, 2025	Prospectively	The Company will update its income tax disclosures upon adoption.

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	October 1, 2024	Retrospectively	The Company will update its segment related disclosures upon adoption.

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

			Upon addition to the FASB Codification.	Prospectively	Immaterial

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

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2024 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$326,276	$—	$(11,287)	$—	$314,989
Private label mortgage-backed security	337	1,379	—	—	1,716
Mortgage-backed securities - residential	151,725	115	(14,021)	—	137,819
Collateralized mortgage obligations	21,411	39	(1,013)	—	20,437
Corporate bonds	2,009	6	—	—	2,015
Trust preferred security	3,831	262	—	—	4,093
Total available-for-sale debt securities	$505,589	$1,801	$(26,321)	$—	$481,069

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$421,576	$—	$(14,543)	$—	$407,033
Private label mortgage-backed security	443	1,330	—	—	1,773
Mortgage-backed securities - residential	167,996	176	(13,462)	—	154,710
Collateralized mortgage obligations	22,698	36	(1,075)	—	21,659
Corporate bonds	2,012	8	—	—	2,020
Trust preferred security	3,800	318	—	—	4,118
Total available-for-sale debt securities	$618,525	$1,868	$(29,080)	$—	$591,313

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
June 30, 2024 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(80)	$64,920	$—
Mortgage-backed securities - residential	24	—	—	24	—
Collateralized mortgage obligations	6,097	45	(112)	6,030	—
Corporate bonds	4,992	22	—	5,014	(4)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,113	$67	$(192)	$75,988	$(4)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(163)	$64,837	$—
Mortgage-backed securities - residential	25	—	—	25	—
Collateralized mortgage obligations	6,386	48	(121)	6,313	—
Corporate bonds	4,986	6	—	4,992	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,397	$54	$(284)	$76,167	$(10)

Sales of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2024 and 2023, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2024 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
June 30, 2024 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$116,363	$114,833	$50,000	$49,931
Due from one year to five years	211,922	202,171	19,992	20,003
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,831	4,093	—	—
Private label mortgage-backed security	337	1,716	—	—
Mortgage-backed securities - residential	151,725	137,819	24	24
Collateralized mortgage obligations	21,411	20,437	6,097	6,030
Total debt securities	$505,589	$481,069	$76,113	$75,988

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$51,232	$(113)	$263,757	$(11,174)	$314,989	$(11,287)
Mortgage-backed securities - residential	8,668	(183)	121,552	(13,838)	130,220	(14,021)
Collateralized mortgage obligations	162	—	17,670	(1,013)	17,832	(1,013)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$60,062	$(296)	$402,979	$(26,025)	$463,041	$(26,321)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,707	$(84)	$380,326	$(14,459)	$407,033	$(14,543)
Mortgage-backed securities - residential	1,911	(23)	136,180	(13,439)	138,091	(13,462)
Collateralized mortgage obligations	1,668	(52)	17,239	(1,023)	18,907	(1,075)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$30,286	$(159)	$533,745	$(28,921)	$564,031	$(29,080)

As of June 30, 2024, the Bank’s security portfolio consisted of 179 securities, 122 of which were in an unrealized loss position.

As of December 31, 2023, the Bank’s security portfolio consisted of 191 securities, 144 of which were in an unrealized loss position.

As of June 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $1.7 million as of June 30, 2024. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2024, with the exception of the $1.7 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of June 30, 2024 and December 31, 2023, there were gross unrealized losses of $15.0 million and $14.5 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The tables below present a roll-forward for the three and six months ended June 30, 2024 and 2023 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended June 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$3	$(3)	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	(6)	—	—	4	10	—	—	—	10

Total	$10	$(6)	$—	$—	$4	$13	$(3)	$—	$—	$10

	ACLS Roll-forward
	Six Months Ended June 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	(6)	—	—	4	10	—	—	—	10

Total	$10	$(6)	$—	$—	$4	$10	$—	$—	$—	$10

There were no HTM debt securities on nonaccrual or past due 90 days or more as of June 30, 2024 and December 31, 2023. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2024 and December 31, 2023.

There were no HTM debt securities considered collateral dependent as of June 30, 2024 and December 31, 2023.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $2 million as of June 30, 2024 and December 31, 2023. Accrued interest receivable on HTM debt securities totaled $383,000 and $384,000 as of June 30, 2024 and December 31, 2023.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Amortized cost	$74,425	$106,169
Fair value	74,008	99,530
Carrying amount	74,017	99,530

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$281	$—	$281
Total equity securities with readily determinable fair values	$—	$281	$—	$281

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair values	$—	$174	$—	$174

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$46	$46	$—	$15	$15
Total equity securities with readily determinable fair value	$—	$46	$46	$—	$15	$15

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$107	$107	$—	$10	$10
Total equity securities with readily determinable fair value	$—	$107	$107	$—	$10	$10

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$6,093	$4,688	$7,914	$4,706
Origination of consumer loans held for sale	42,241	30,147	77,400	52,944
Proceeds from the sale of consumer loans held for sale	(41,080)	(29,889)	(79,091)	(53,449)
Net gain on sale of consumer loans held for sale	1,087	811	2,118	1,556
Balance, end of period	$8,341	$5,757	$8,341	$5,757

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$13,083	$12,744	$16,094	$13,169
Origination of consumer loans held for sale	359,900	232,257	513,088	416,682
Proceeds from the sale of consumer loans held for sale	(351,675)	(231,412)	(510,248)	(418,051)
Net gain on sale of consumer loans held for sale	2,552	2,198	4,926	3,987
Balance, end of period	$23,860	$15,787	$23,860	$15,787

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	June 30, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$1,058,139	$1,144,684
Nonowner-occupied	331,954	345,965
Commercial real estate (1)	1,821,798	1,785,289
Construction & land development	239,615	217,338
Commercial & industrial	452,815	464,078
Lease financing receivables	88,529	88,591
Aircraft	240,275	250,051
Home equity	325,086	295,133
Consumer:
Credit cards	16,547	16,654
Overdrafts	746	694
Automobile loans	1,599	2,664
Other consumer	12,064	7,428
Total Traditional Banking	4,589,167	4,618,569
Warehouse lines of credit*	549,011	339,723
Total Core Banking	5,138,178	4,958,292

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	103,115
Other TRS commercial & industrial loans	92	46,092
Republic Credit Solutions	126,000	132,362
Total Republic Processing Group	126,092	281,569

Total loans**	5,264,270	5,239,861
Allowance for credit losses	(80,687)	(82,130)

Total loans, net	$5,183,583	$5,157,731

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 62% and 63%, respectively, for June 30, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 38% and 37%, respectively, for June 30, 2024 and December 31, 2023.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2024	December 31, 2023

Contractually receivable	$5,272,040	$5,246,621
Unearned income	(3,145)	(2,556)
Unamortized premiums	135	1,060
Unaccreted discounts	(2,020)	(2,533)
Other net unamortized deferred origination (fees) and costs	(2,740)	(2,731)
Carrying value of loans	$5,264,270	$5,239,861

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of June 30, 2024 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$46,422	$249,965	$193,393	$167,928	$161,338	$213,032	$—	$3,303	$1,035,381
Special Mention	—	—	—	—	—	5,636	—	—	5,636
Substandard	15	462	3,424	1,908	1,819	9,494	—	—	17,122
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,437	$250,427	$196,817	$169,836	$163,157	$228,162	$—	$3,303	$1,058,139
YTD Gross Charge-offs	$—	$—	$39	$13	$—	$—	$—	$—	$52

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$4,038	$55,427	$62,706	$71,924	$61,410	$66,418	$—	$7,901	$329,824
Special Mention	—	167	1,885	—	—	23	—	—	2,075
Substandard	—	—	—	—	—	55	—	—	55
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,038	$55,594	$64,591	$71,924	$61,410	$66,496	$—	$7,901	$331,954
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$63,923	$225,395	$360,804	$292,460	$316,707	$339,858	$38,535	$146,579	$1,784,261
Special Mention	—	—	—	4,852	5,701	25,894	317	—	36,764
Substandard	—	—	—	—	605	168	—	—	773
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,923	$225,395	$360,804	$297,312	$323,013	$365,920	$38,852	$146,579	$1,821,798
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$11,314	$96,333	$107,642	$16,974	$2,651	$4,074	$627	$—	$239,615
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,314	$96,333	$107,642	$16,974	$2,651	$4,074	$627	$—	$239,615
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$39,063	$96,759	$72,592	$57,438	$29,499	$30,655	$116,807	$3,614	$446,427
Special Mention	—	45	90	1,156	1,189	2,456	673	—	5,609
Substandard	—	—	85	2	—	340	9	343	779
Doubtful	—	—	—	—	—	—	—	—	—
Total	$39,063	$96,804	$72,767	$58,596	$30,688	$33,451	$117,489	$3,957	$452,815
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$15,049	$40,002	$19,981	$7,986	$3,390	$1,407	$—	$—	$87,815
Special Mention	—	159	28	76	128	72	—	—	463
Substandard	—	—	188	34	—	29	—	—	251
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,049	$40,161	$20,197	$8,096	$3,518	$1,508	$—	$—	$88,529
YTD Gross Charge-offs	$—	$45	$13	$—	$—	$—	$—	$—	$58

Aircraft:
Risk Rating
Pass or not rated	$18,393	$87,633	$50,108	$38,708	$25,957	$19,156	$—	$—	$239,955
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	320	—	—	—	—	320
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,393	$87,633	$50,108	$39,028	$25,957	$19,156	$—	$—	$240,275
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$323,024	$—	$323,024
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,062	—	2,062
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$325,086	$—	$325,086
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$5,396	$4,347	$318	$127	$43	$2,112	$18,605	$—	$30,948
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,396	$4,347	$318	$127	$43	$2,120	$18,605	$—	$30,956
YTD Gross Charge-offs	$24	$22	$—	$1	$—	$—	$557	$—	$604

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$549,011	$—	$549,011
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$549,011	$—	$549,011
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$92	$—	$—	$—	$—	$—	$—	$—	$92
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$92	$—	$—	$—	$—	$—	$—	$—	$92
YTD Gross Charge-offs	$32,693	$—	$—	$—	$—	$—	$—	$—	$32,693

RCS:
Risk Rating
Pass or not rated	$16,799	$13,306	$2,811	$385	$284	$37,596	$54,149	$—	$125,330
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	670	—	670
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,799	$13,306	$2,811	$385	$284	$37,596	$54,819	$—	$126,000
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$8,860	$—	$8,860

Grand Total:
Risk Rating
Pass or not rated	$220,489	$869,167	$870,355	$653,930	$601,279	$714,308	$1,100,758	$161,397	$5,191,683
Special Mention	—	371	2,003	6,084	7,018	34,081	990	—	50,547
Substandard	15	462	3,697	2,264	2,424	10,094	2,741	343	22,040
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$220,504	$870,000	$876,055	$662,278	$610,721	$758,483	$1,104,489	$161,740	$5,264,270
YTD Gross Charge-offs	$32,717	$67	$52	$14	$—	$—	$9,417	$—	$42,267

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$346,195	$200,715	$175,030	$167,493	$59,982	$170,402	$—	$2,474	$1,122,291
Special Mention	41	—	—	—	—	6,309	—	—	6,350
Substandard	—	2,526	1,885	1,226	1,040	9,366	—	—	16,043
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346,236	$203,241	$176,915	$168,719	$61,022	$186,077	$—	$2,474	$1,144,684
YTD Gross Charge-offs	$—	$10	$16	$—	$—	$—	$—	$—	$26

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$63,405	$69,827	$82,814	$47,395	$28,416	$44,280	$—	$7,597	$343,734
Special Mention	170	1,971	—	—	—	26	—	—	2,167
Substandard	—	—	16	—	—	48	—	—	64
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,575	$71,798	$82,830	$47,395	$28,416	$44,354	$—	$7,597	$345,965
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$342,658	$439,643	$351,600	$174,093	$84,457	$179,849	$32,491	$143,670	$1,748,461
Special Mention	23,852	1,020	374	—	3,668	5,330	1,716	—	35,960
Substandard	—	—	—	—	—	868	—	—	868
Doubtful	—	—	—	—	—	—	—	—	—
Total	$366,510	$440,663	$351,974	$174,093	$88,125	$186,047	$34,207	$143,670	$1,785,289
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$140,753	$87,497	$70,149	$13,150	$10,175	$10,782	$120,069	$3,968	$456,543
Special Mention	349	423	3,473	—	—	1,476	542	—	6,263
Substandard	49	36	3	—	339	—	25	820	1,272
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,151	$87,956	$73,625	$13,150	$10,514	$12,258	$120,636	$4,788	$464,078
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$45,824	$23,956	$10,265	$4,571	$2,344	$545	$—	$—	$87,505
Special Mention	429	30	162	183	27	88	—	—	919
Substandard	—	102	—	—	—	65	—	—	167
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,253	$24,088	$10,427	$4,754	$2,371	$698	$—	$—	$88,591
YTD Gross Charge-offs	$20	$113	$—	$—	$—	$8	$—	$—	$141

Aircraft:
Risk Rating
Pass or not rated	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$292,890	$—	$292,890
Special Mention	—	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	—	2,008	—	2,008
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$295,133	$—	$295,133
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2

Consumer:
Risk Rating
Pass or not rated	$3,947	$1,194	$181	$74	$1,186	$2,234	$18,611	$—	$27,427
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1	12	—	—	13
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,947	$1,194	$181	$74	$1,187	$2,246	$18,611	$—	$27,440
YTD Gross Charge-offs	$9	$11	$8	$—	$—	$7	$1,147	$—	$1,182

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
YTD Gross Charge-offs (1)	$20,418	$5,533	$—	$—	$—	$—	$—	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$30,607	$7,203	$579	$454	$996	$36,372	$54,634	$—	$130,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,517	—	1,517
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,607	$7,203	$579	$454	$996	$36,372	$56,151	$—	$132,362
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,912	$—	$13,912

Grand Total:
Risk Rating
Pass or not rated	$1,328,184	$975,037	$752,275	$438,155	$201,876	$451,439	$858,643	$160,406	$5,166,015
Special Mention	24,841	3,444	4,009	183	3,695	13,229	2,493	—	51,894
Substandard	49	2,664	1,904	1,226	1,380	10,359	3,550	820	21,952
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$1,353,074	$981,145	$758,188	$439,564	$206,951	$475,027	$864,686	$161,226	$5,239,861
YTD Gross Charge-offs	$20,447	$5,667	$24	$—	$—	$15	$15,061	$—	$41,214

(1) Loans and YTD Gross Charge-offs have been revised for an immaterial correction into Term Loan categories from a Revolving Loan category as previously reported in the 2023 Annual Report on Form 10-K.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended June 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$9,582	$(20)	$(39)	$21	$9,544	$8,798	$—	$1,100	$(9)	$10	$9,899
Nonowner-occupied	3,051	(94)	—	—	2,957	2,895	—	190	—	1	3,086
Commercial real estate	25,995	163	—	3	26,161	24,827	—	250	—	12	25,089
Construction & land development	6,700	222	—	—	6,922	4,452	—	359	—	—	4,811
Commercial & industrial	4,158	(26)	—	1	4,133	5,676	(1,008)	(365)	—	19	4,322
Lease financing receivables	1,072	69	(34)	9	1,116	1,350	(376)	(149)	—	—	825
Aircraft	615	(14)	—	—	601	461	—	60	—	—	521
Home equity	5,749	310	—	—	6,059	4,660	—	110	—	—	4,770
Consumer:
Credit cards	1,087	26	(50)	4	1,067	1,080	—	43	(33)	13	1,103
Overdrafts	563	234	(189)	50	658	595	—	257	(186)	40	706
Automobile loans	24	(6)	—	1	19	66	—	(16)	—	3	53
Other consumer	580	57	(20)	11	628	356	—	21	(11)	16	382
Total Traditional Banking	59,176	921	(332)	100	59,865	55,216	(1,384)	1,860	(239)	114	55,567
Warehouse lines of credit	1,156	214	—	—	1,370	1,144	—	202	—	—	1,346
Total Core Banking	60,332	1,135	(332)	100	61,235	56,360	(1,384)	2,062	(239)	114	56,913

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	29,922	(1,158)	(32,556)	3,792	—	25,797	—	(161)	(25,824)	188	—
Other TRS commercial & industrial loans	147	(24)	(137)	14	—	184	—	(58)	(126)	—	—
Republic Credit Solutions	18,301	5,196	(4,315)	270	19,452	13,780	—	4,296	(3,018)	231	15,289
Total Republic Processing Group	48,370	4,014	(37,008)	4,076	19,452	39,761	—	4,077	(28,968)	419	15,289

Total	$108,702	$5,149	$(37,340)	$4,176	$80,687	$96,121	$(1,384)	$6,139	$(29,207)	$533	$72,202

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

	ACLL Roll-forward
	Six Months Ended June 30,
	2024						2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,337	$(820)	$(52)	$79	$9,544	$8,909	$—	$980	$(15)	$25	$9,899
Nonowner-occupied	3,047	(91)	—	1	2,957	2,831	—	254	—	1	3,086
Commercial real estate	25,830	308	—	23	26,161	23,739	—	1,291	—	59	25,089
Construction & land development	6,060	862	—	—	6,922	4,123	—	688	—	—	4,811
Commercial & industrial	4,236	(105)	—	2	4,133	3,976	—	237	—	109	4,322
Lease financing receivables	1,061	91	(58)	22	1,116	110	216	499	—	—	825
Aircraft	625	(24)	—	—	601	449	—	72	—	—	521
Home equity	5,501	557	—	1	6,059	4,628	—	141	—	1	4,770
Consumer:
Credit cards	1,074	109	(131)	15	1,067	996	—	155	(73)	25	1,103
Overdrafts	694	260	(426)	130	658	726	—	309	(433)	104	706
Automobile loans	32	(16)	—	3	19	87	—	(32)	(7)	5	53
Other consumer	501	148	(47)	26	628	135	—	250	(42)	39	382
Total Traditional Banking	58,998	1,279	(714)	302	59,865	50,709	216	4,844	(570)	368	55,567
Warehouse lines of credit	847	523	—	—	1,370	1,009	—	337	—	—	1,346
Total Core Banking	59,845	1,802	(714)	302	61,235	51,718	216	5,181	(570)	368	56,913

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,929	24,560	(32,556)	4,067	—	3,797	—	21,554	(25,824)	473	—
Other TRS commercial & industrial loans	61	32	(137)	44	—	91	—	35	(126)	—	—
Republic Credit Solutions	18,295	9,377	(8,860)	640	19,452	14,807	—	6,135	(6,118)	465	15,289
Total Republic Processing Group	22,285	33,969	(41,553)	4,751	19,452	18,695	—	27,724	(32,068)	938	15,289

Total	$82,130	$35,771	$(42,267)	$5,053	$80,687	$70,413	$216	$32,905	$(32,638)	$1,306	$72,202

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of June 30, 2024 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Loans on nonaccrual status*	$19,910	$19,150
Loans past due 90-days-or-more and still on accrual**	631	1,468
Total nonperforming loans	20,541	20,618
Other real estate owned	1,265	1,370
Total nonperforming assets	$21,806	$21,988

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.39%	0.39%
Nonperforming assets to total loans (including OREO)	0.41	0.42
Nonperforming assets to total assets	0.33	0.33

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.39%	0.39%
Nonperforming assets to total loans (including OREO)	0.41	0.41
Nonperforming assets to total assets	0.35	0.35
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$16,459	$15,056	$—	$—
Nonowner-occupied	67	64	—	—
Commercial real estate	794	850	—	—
Construction & land development	—	—	—	—
Commercial & industrial	728	1,221	—	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,856	1,948	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	6	10	—	—
Other consumer	—	1	—	—
Total Traditional Banking	19,910	19,150	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,910	19,150	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	631	1,468
Total Republic Processing Group	—	—	631	1,468

Total	$19,910	$19,150	$631	$1,468

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2024			June 30, 2024	June 30, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$382	$16,077	$16,459	$294	$540
Nonowner-occupied	29	38	67	—	15
Commercial real estate	794	—	794	27	69
Construction & land development	—	—	—	—	—
Commercial & industrial	728	—	728	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,856	1,856	108	157
Consumer	6	—	6	1	1
Total	$1,939	$17,971	$19,910	$430	$782

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2023			June 30, 2023	June 30, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$376	$14,680	$15,056	$232	$438
Nonowner-occupied	20	44	64	1	1
Commercial real estate	850	—	850	87	110
Construction & land development	—	—	—	—	—
Commercial & industrial	1,221	—	1,221	—	—
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,948	1,948	28	64
Consumer	8	3	11	3	6
Total	$2,475	$16,675	$19,150	$351	$619

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
June 30, 2024	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,624	$1,816	$2,426	$6,866	$1,051,273	$1,058,139
Nonowner-occupied	20	—	—	20	331,934	331,954
Commercial real estate	190	—	—	190	1,821,608	1,821,798
Construction & land development	—	—	—	—	239,615	239,615
Commercial & industrial	2	—	728	730	452,085	452,815
Lease financing receivables	6	4	24	34	88,495	88,529
Aircraft	—	—	—	—	240,275	240,275
Home equity	576	393	278	1,247	323,839	325,086
Consumer:
Credit cards	34	31	—	65	16,482	16,547
Overdrafts	111	2	1	114	632	746
Automobile loans	—	—	1	1	1,598	1,599
Other consumer	41	5	—	46	12,018	12,064
Total Traditional Banking	3,604	2,251	3,458	9,313	4,579,854	4,589,167
Warehouse lines of credit	—	—	—	—	549,011	549,011
Total Core Banking	3,604	2,251	3,458	9,313	5,128,865	5,138,178

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	92	—	—	92	—	92
Republic Credit Solutions	6,981	2,266	631	9,878	116,122	126,000
Total Republic Processing Group	7,073	2,266	631	9,970	116,122	126,092

Total	$10,677	$4,517	$4,089	$19,283	$5,244,987	$5,264,270
Delinquency ratio***	0.20%	0.09%	0.08%	0.37%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,396	$769	$1,638	$5,803	$1,138,881	$1,144,684
Nonowner-occupied	—	—	—	—	345,965	345,965
Commercial real estate	—	—	—	—	1,785,289	1,785,289
Construction & land development	—	—	—	—	217,338	217,338
Commercial & industrial	140	36	1,184	1,360	462,718	464,078
Lease financing receivables	18	—	—	18	88,573	88,591
Aircraft	—	—	—	—	250,051	250,051
Home equity	417	96	254	767	294,366	295,133
Consumer:
Credit cards	31	4	—	35	16,619	16,654
Overdrafts	129	1	1	131	563	694
Automobile loans	—	—	2	2	2,662	2,664
Other consumer	53	7	—	60	7,368	7,428
Total Traditional Banking	4,184	913	3,079	8,176	4,610,393	4,618,569
Warehouse lines of credit	—	—	—	—	339,723	339,723
Total Core Banking	4,184	913	3,079	8,176	4,950,116	4,958,292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	103,115	103,115
Other TRS commercial & industrial loans	—	—	—	—	46,092	46,092
Republic Credit Solutions	9,387	3,061	1,468	13,916	118,446	132,362
Total Republic Processing Group	9,387	3,061	1,468	13,916	267,653	281,569

Total	$13,571	$3,974	$4,547	$22,092	$5,217,769	$5,239,861
Delinquency ratio***	0.25%	0.08%	0.09%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2024		December 31, 2023
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$17,027	$—	$18,602	$—
Nonowner-occupied	55	—	64	—
Commercial real estate	1,079	—	870	—
Construction & land development	—	—	—	—
Commercial & industrial	779	—	1,273	—
Lease financing receivables	—	352	—	108
Aircraft	—	320	—	—
Home equity	2,062	—	2,008	—
Consumer	—	9	—	13
Total Traditional Banking	$21,002	$681	$22,817	$121

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following tables show the amortized cost of loans and leases as of June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2024 and June 30,2023, segregated by portfolio segment and type of modification. The following tables show the amortized cost of loans and leases modified by type. The average deferral period was three months, the average rate reduction was one percent, and the average extension was twelve years as of June 30, 2024.

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended June 30, 2024
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	1	$15	1	$153
Nonowner-occupied	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Republic Processing Group	—	—	—	—	212	40	—	—
Total Loan Modifications	—	$—	—	$—	213	$55	1	$153

	Amortized Cost Basis of Modified Financing Receivables
	Six Months Ended June 30, 2024
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	1	$15	1	$153
Nonowner-occupied	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Republic Processing Group	—	—	—	—	212	40	—	—
Total Loan Modifications	—	$—	—	$—	213	$55	1	$153

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended June 30, 2023
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	6	$547	—	$—
Nonowner-occupied	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	4	143	—	—
Consumer	—	—	—	—	—	—	—	—
Republic Processing Group	—	—	—	—	423	91	—	—
Total Loan Modifications	—	$—	—	$—	433	$781	—	$—

	Amortized Cost Basis of Modified Financing Receivables
	Six Months Ended June 30, 2023
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	2	$261	10	$852	—	$—
Home equity	—	—	—	—	5	214	—	—
Republic Processing Group	—	—	—	—	424	93	—	—
Total Loan Modifications	—	$—	2	$261	439	$1,159	—	$—

The following tables show the amortized cost of loans and leases as of June 30, 2024 and June 30, 2023 that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2024 and June 30,2023, segregated by type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Total Loan Modification by Type				Total Loan Modification by Type
	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Accruing		Nonaccruing		Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—	—	$—	—	$—
Principal deferral	213	55	—	—	213	55	—	—
Combination- term extension and principal deferral	—	—	—	—	—	—	—	—
Combination- term extension and rate reduction	—	—	1	153	—	—	1	153
Total Loan Modifications	213	$55	1	$153	213	$55	1	$153

	Total Loan Modification by Type				Total Loan Modification by Type
	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Accruing		Nonaccruing		Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—	—	$—	2	$261
Principal deferral	423	91	10	690	424	93	15	1,066
Total Loan Modifications	423	$91	10	$690	424	$93	17	$1,327

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications			Accruing Loan Modifications
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	1	$15	0.00%	1	$15	0.00%
Nonowner occupied	—	—	—	—	—	—
Republic Processing Group	212	40	0.03	212	40	0.03
Total Accruing Loan Modifications	213	$55	0.00%	213	$55	NM %

	Nonaccruing Loan Modifications			Nonaccruing Loan Modifications
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	1	$153	0.01%	1	$153	0.01%
Home equity	—	—	—	—	—	—
Total Nonaccruing Loan Modifications	1	$153	0.00%	1	$153	0.00%

Accruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	—	$—	—%	—	$—	—%
Nonowner occupied	—	—	—	—	—	—
Republic Processing Group	423	91	0.08	424	93	0.08
Total Accruing Loan Modifications	423	$91	NM %	424	$93	NM %

	Nonaccruing Loan Modifications
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	6	$547	0.05%	12	$1,113	0.06%
Home equity	4	143	0.06	5	214	0.03
Total Nonaccruing Loan Modifications	10	$690	0.01%	17	$1,327	0.03%

There were no commitments to lend additional amounts to the borrowers included in the previous loan modification tables.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of such loans and leases that have been modified during the past twelve months as of June 30, 2024 and as of June 30, 2023.

	Accruing Loan Modifications
	At June 30, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$666	$—	$—
Nonowner occupied	—	—	—
Home equity	490	—	—
Republic Processing Group	40	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended June 30, 2024	$1,196	$—	$—

	Nonaccruing Loan Modifications
	At June 30, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$353	$—	$—
Nonowner occupied	—	—	—
Home equity	127	—	25
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended June 30, 2024	$480	$—	$25

Accruing Loan Modifications
At June 30, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$—	$—	$—
Nonowner occupied	—	—	—
Home equity	—	—	—
Republic Processing Group	93	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended June 30, 2023	$93	$—	$—

	Nonaccruing Loan Modifications
	At June 30, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$945	$—	$168
Nonowner occupied	—	—	—
Home equity	214	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended June 30, 2023	$1,159	$—	$168

There were no modified loans and leases that had a payment default during the six months ended June 30, 2024 or June 30, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2024	December 31, 2023

Commercial real estate	$1,265	$1,370

Total other real estate owned	$1,265	$1,370

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	June 30, 2024	December 31, 2023

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,279	$1,556

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

Information regarding calendar year activities for RAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023

Refund Advances originated	$—	$—	$771,091	$737,047
Net charge to the Provision for RAs, including ERAs	(1,158)	(161)	24,560	21,554
Provision as a percentage of RAs, including ERAs, originated	NA	NA	3.19%	2.92%
Refund Advances net charge-offs (recoveries)	$28,764	$25,636	$28,489	$25,351
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	NA	NA	3.69%	3.44%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2024	December 31, 2023

Core Bank:
Demand	$1,161,644	$1,158,051
Money market accounts	1,140,030	1,007,356
Savings	318,991	263,238
Reciprocal money market	241,278	188,078
Individual retirement accounts (1)	35,037	33,793
Time deposits, $250 and over (1)	109,160	101,787
Other certificates of deposit (1)	241,205	225,614
Reciprocal time deposits (1)	95,751	90,857
Wholesale brokered deposits (1)	87,221	88,767
Total Core Bank interest-bearing deposits	3,430,317	3,157,541
Total Core Bank noninterest-bearing deposits	1,169,643	1,239,466
Total Core Bank deposits	4,599,960	4,397,007

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960
Interest-bearing prepaid card deposits	335,459	—
Money market accounts	23,881	18,664
Total RPG interest-bearing deposits	359,340	218,624

Noninterest-bearing prepaid card deposits	—	318,769
Other noninterest-bearing deposits	109,747	118,763
Total RPG noninterest-bearing deposits	109,747	437,532
Total RPG deposits	469,087	656,156

Total deposits	$5,069,047	$5,053,163
(1)	Includes time deposits.

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

As of June 30, 2024 and December 31, 2023, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Outstanding balance at end of period	$72,598	$97,618
Weighted average interest rate at end of period	0.67%	0.50%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$74,008	$99,530
Total securities pledged	$74,008	$99,530

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$88,326	$117,852	$95,459	$160,146
Weighted average interest rate during the period	0.60%	0.59%	0.55%	0.53%
Maximum outstanding at any month end during the period	$102,407	$121,835	$113,281	$224,067

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Overnight advances	$—	$110,000
Fixed interest rate advances	370,000	270,000
Total FHLB advances	$370,000	$380,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2024 and December 31, 2023, Republic had available borrowing capacity of $848 million and $730 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of June 30, 2024 and December 31, 2023.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2024	$—	—%
2025	100,000	5.54
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$370,000	4.65%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$4,835	$226,659	$135,522	$226,006
Weighted average interest rate during the period	5.47%	5.20%	5.44%	4.82%
Maximum outstanding at any month end during the period	$—	$450,000	$760,000	$450,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2024	December 31, 2023

First-lien, single family residential real estate	$1,230,138	$1,345,752
Home equity lines of credit	283,604	266,389
Multi-family commercial real estate	107,661	133,565
Commercial real estate	322,870	—

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments, for each period ended:

(in thousands)	June 30, 2024	December 31, 2023

Unused warehouse lines of credit	$408,988	$623,277
Unused home equity lines of credit	462,307	446,006
Unused loan commitments - other	1,095,460	1,159,284
Standby letters of credit	10,934	11,012
Total commitments	$1,977,689	$2,239,579

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

The following tables present a roll-forward of the ACLC for the three and six months ended June 30, 2024 and 2023:

	ACLC Roll-forward
	Three Months Ended
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$108	$(31)	$—	$—	$77	$198	$(53)	$—	$—	$145
Unused home equity lines of credit	86	24	—	—	110	341	12	—	—	353
Unused construction lines of credit	641	(50)	—	—	591	547	86	—	—	633
Unused loan commitments - other	395	(63)	—	—	332	374	25	—	—	399

Total	$1,230	$(120)	$—	$—	$1,110	$1,460	$70	$—	$—	$1,530

	ACLC Roll-forward
	Six Months Ended June 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$116	$(39)	$—	$—	$77	$190	$(45)	$—	$—	$145
Unused home equity lines of credit	55	55	—	—	110	332	21	—	—	353
Unused construction lines of credit	820	(229)	—	—	591	384	249	—	—	633
Unused loan commitments - other	349	(17)	—	—	332	344	55	—	—	399

Total	$1,340	$(230)	$—	$—	$1,110	$1,250	$280	$—	$—	$1,530

The Company decreased its ACLC during the three and six months ended June 30, 2024 as unused commitments decreased $262 million from December 31, 2023.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of June 30, 2024. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of June 30, 2024 is presented net of any applicable ACL.

	Fair Value Measurements at
	June 30, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$49,383	$265,606	$—	$314,989
Private label mortgage-backed security	—	—	1,716	1,716
Mortgage-backed securities - residential	—	137,819	—	137,819
Collateralized mortgage obligations	—	20,437	—	20,437
Corporate bonds	—	2,015	—	2,015
Trust preferred security	—	—	4,093	4,093
Total available-for-sale debt securities	$49,383	$425,877	$5,809	$481,069

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$281	$—	$281
Total equity securities with readily determinable fair value	$—	$281	$—	$281

Mortgage loans held for sale	$—	$9,703	$—	$9,703
Consumer loans held for sale	—	—	8,341	8,341
Rate lock commitments	—	445	—	445
Mandatory forward contracts	—	42	—	42
Interest rate swap agreements - Bank clients	—	7,384	—	7,384

Financial liabilities:
Interest rate swap agreements - Bank clients	—	7,384	—	7,384
Interest rate swap agreements on FHLB advances	—	537	—	537

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,784	$229,249	$—	$407,033
Private label mortgage-backed security	—	—	1,773	1,773
Mortgage-backed securities - residential	—	154,710	—	154,710
Collateralized mortgage obligations	—	21,659	—	21,659
Corporate bonds	—	2,020	—	2,020
Trust preferred security	—	—	4,118	4,118
Total available-for-sale debt securities	$177,784	$407,638	$5,891	$591,313

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair value	$—	$174	$—	$174

Mortgage loans held for sale	$—	$3,227	$—	$3,227
Consumer loans held for sale	—	—	7,914	7,914
Rate lock commitments	—	243	—	243
Interest rate swap agreements - Bank clients	—	8,933	—	8,933

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements - Bank clients	—	8,933	—	8,933

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and six months ended June 30, 2024 and 2023.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$1,772	$2,010	$1,773	$2,127
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	(8)	26	49	32
Principal paydowns	(48)	(48)	(106)	(171)
Balance, end of period	$1,716	$1,988	$1,716	$1,988

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
June 30, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,716	Discounted cash flow	(1) Constant prepayment rate	2.3% - 2.4%

			(2) Probability of default	0.2% - 9.9%

			(3) Loss severity	25%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,773	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$4,027	$4,001	$4,118	$3,855
Total gains or losses included in earnings:
Discount accretion	15	15	30	29
Net change in unrealized gain (loss)	51	(270)	(55)	(138)
Balance, end of period	$4,093	$3,746	$4,093	$3,746

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2024 and December 31, 2023.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Aggregate fair value	$9,703	$3,227
Contractual balance	9,538	3,168
Unrealized gain	165	59

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2024 and 2023 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Interest income	$191	$61	$277	$122
Change in fair value	(38)	47	107	39
Total included in earnings	$153	$108	$384	$161

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2024 and December 31, 2023.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,341	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$7,914	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Aggregate fair value	$8,341	$7,914
Contractual balance	8,394	7,964
Unrealized loss	(53)	(50)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Interest income	$1,358	$949	$2,531	$1,714
Change in fair value	(17)	(9)	(3)	(6)
Total included in earnings	$1,341	$940	$2,528	$1,708

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$64	$64
Total collateral-dependent loans*	$—	$—	$64	$64

Other real estate owned:
Commercial real estate	$—	$—	$1,265	$1,265
Total other real estate owned	$—	$—	$1,265	$1,265

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,580	$1,580
Commercial real estate	—	—	795	795
Home equity	—	—	104	104
Total collateral-dependent loans*	$—	$—	$2,479	$2,479

Other real estate owned:
Residential real estate	$—	$—	$1,370	$1,370
Total other real estate owned	$—	$—	$1,370	$1,370

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$64	Sales comparison approach	Adjustments determined for differences between comparable sales	62% (62%)

Other real estate owned - commercial real estate	$1,265	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,580	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (4%)

Collateral-dependent loans - commercial real estate	$795	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Collateral-dependent loans - home equity	$104	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Other real estate owned - commercial real estate	$1,370	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

The Provision on collateral-dependent loans follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Provision on collateral-dependent loans	$(7)	$—	$53	$(14)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	June 30, 2024	December 31, 2023

Other real estate owned carried at fair value	$1,265	$1,370
Total carrying value of other real estate owned	$1,265	$1,370

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Other real estate owned write-downs during the period	$52	$52	$105	$105

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$400,059	$400,059	$—	$—	$400,059
Available-for-sale debt securities	481,069	49,383	425,877	5,809	481,069
Held-to-maturity debt securities	76,109	—	75,988	—	75,988
Equity securities with readily determinable fair values	281	—	281	—	281
Mortgage loans held for sale, at fair value	9,703	—	9,703	—	9,703
Consumer loans held for sale, at fair value	8,341	—	—	8,341	8,341
Consumer loans held for sale, at the lower of cost or fair value	23,860	—	—	23,860	23,860
Loans, net	5,183,583	—	—	4,931,672	4,931,672
Federal Home Loan Bank stock	23,840	—	—	—	NA
Accrued interest receivable	19,536	—	2,858	16,678	19,536
Mortgage servicing rights	7,030	—	17,001	—	17,001
Rate lock commitments	445	—	445	—	445
Mandatory forward contracts	42	—	42	—	42
Interest rate swap agreements - Bank clients	7,384	—	7,384	—	7,384

Liabilities:
Noninterest-bearing deposits	$1,279,390	$—	$1,279,390	$—	$1,279,390
Transaction deposits	3,308,504	—	3,308,504	—	3,308,504
Time deposits	481,153	—	480,693	—	480,693
Securities sold under agreements to repurchase and other short-term borrowings	74,008	—	74,008	—	74,008
Federal Home Loan Bank advances	370,000	—	369,646	—	369,646
Accrued interest payable	3,836	—	3,836	—	3,836
Rate lock commitments	445	—	445	—	445
Interest rate swap agreements - Bank clients	7,384	—	7,384	—	7,384
Interest rate swap agreements on FHLB advances	537	—	537	—	537

		Fair Value Measurements at
		December 31, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$316,567	$316,567	$—	$—	$316,567
Available-for-sale debt securities	591,313	177,784	407,638	5,891	591,313
Held-to-maturity debt securities	76,387	—	76,167	—	76,167
Equity securities with readily determinable fair values	174	—	174	—	174
Mortgage loans held for sale, at fair value	3,227	—	3,227	—	3,227
Consumer loans held for sale, at fair value	7,914	—	—	7,914	7,914
Consumer loans held for sale, at the lower of cost or fair value	16,094	—	—	16,094	16,094
Loans, net	5,157,731	—	—	4,874,974	4,874,974
Federal Home Loan Bank stock	23,770	—	—	—	NA
Accrued interest receivable	18,447	—	4,097	14,350	18,447
Mortgage servicing rights	7,411	—	16,054	—	16,054
Rate lock commitments	243	—	243	—	243
Interest rate swap agreements - Bank clients	8,933	—	8,933	—	8,933

Liabilities:
Noninterest-bearing deposits	$1,676,998	$—	$1,676,998	$—	$1,676,998
Transaction deposits	2,924,114	—	2,924,114	—	2,924,114
Time deposits	452,051	—	446,218	—	446,218
Securities sold under agreements to repurchase and other short-term borrowings	99,530	—	99,530	—	99,530
Federal Home Loan Bank advances	380,000	—	382,062	—	382,062
Accrued interest payable	4,073	—	4,073	—	4,073
Rate lock commitments	243	—	243	—	243
Mandatory forward contracts	61	—	61	—	61
Interest rate swap agreements - Bank clients	8,933	—	8,933	—	8,933

11. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$80,884	$1,034	$3,227	$1,302
Origination of mortgage loans held for sale	53,703	13,948	80,749	29,890
Transferred from held for investment to held for sale	(2,288)	—	67,176	—
Proceeds from the sale of mortgage loans held for sale	(123,693)	(11,483)	(142,466)	(28,113)
Net gain (loss) on mortgage loans held for sale	1,097	539	1,017	959
Balance, end of period	$9,703	$4,038	$9,703	$4,038

The following table presents the components of mortgage banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Net gain realized on sale of mortgage loans held for sale	$1,120	$357	$1,685	$605
Fair value adjustment for correspondent loans reclassified to held for sale	—	—	(997)	—
Net change in fair value recognized on loans held for sale	(38)	47	107	39
Net change in fair value recognized on rate lock loan commitments	(21)	93	202	187
Net change in fair value recognized on forward contracts	36	42	20	128
Net gain (loss) recognized	1,097	539	1,017	959

Loan servicing income	938	852	1,754	1,722
Amortization of mortgage servicing rights	(423)	(484)	(849)	(974)
Change in mortgage servicing rights valuation allowance	—	—	—	—
Net servicing income recognized	515	368	905	748
Total mortgage banking income	$1,612	$907	$1,922	$1,707

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$7,103	$8,406	$7,411	$8,769
Additions	350	73	468	200
Amortized to expense	(423)	(484)	(849)	(974)
Change in valuation allowance	—	—	—	—
Balance, end of period	$7,030	$7,995	$7,030	$7,995

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Beginning valuation allowance	$—	$—	$—	$—
Charge during the period	—	—	—	—
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	June 30, 2024	December 31, 2023

Fair value of mortgage servicing rights portfolio	$17,001	$16,054
Monthly weighted average prepayment rate of unpaid principal balance*	123%	128%
Discount rate	10.21%	10.26%
Weighted average foreclosure rate	0.12%	0.16%
Weighted average life in years	7.60	7.52
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	June 30, 2024		December 31, 2023
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$9,538	$9,703	$3,168	$3,227

Included in other assets:
Rate lock loan commitments	$19,903	$445	$9,275	$243
Mandatory forward contracts	$24,273	$42	$—	$—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$9,092	$61

12. INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies as part of a cash flow hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income (“OCI”). Derivatives not designated as hedges are economic derivatives with the gain or loss recognized in current period earnings.

Non-hedge Interest Rate Swaps

The Bank entered into three interest rate swap agreements (“swaps”) during the second quarter of 2024 related to FHLB advanes tied to the 1-month SOFR. The counterparty for all three swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. The Bank had not designated the swaps for hedge accounting as of June 30, 2024.

The following table reflects information about interest rate swaps on FHLB advances as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
		Notional		Notional
(dollars in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swap on FHLB advances - Liabilities	Pay fixed/receive variable	$100,000	$(537)	$—	$—
Total		$100,000	$(537)	$—	$—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2024		December 31, 2023
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$105,370	$988	$120,442	$4,066
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	132,569	(6,396)	95,820	(4,867)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$237,939	$(5,408)	$216,262	$(801)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	132,569	6,396	95,820	4,867
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	105,370	(988)	120,442	(4,066)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$237,939	$5,408	$216,262	$801

Total		$475,878	$—	$432,524	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of June 30, 2024 and December 31, 2023, the Bank’s counterparties had cash of $5.0 million and $1.9 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $340,000 and $1.0 million pledged to its counterparties as of June 30, 2024 and December 31, 2023, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Years Ended December 31, (in thousands, except per share data)	2024	2023	2024	2023

Net income	$25,206	$21,052	$55,812	$49,144
Dividends declared on Common Stock:
Class A Shares	(6,996)	(6,537)	(13,982)	(13,118)
Class B Shares	(796)	(733)	(1,592)	(1,467)
Undistributed net income for basic earnings per share	17,414	13,782	40,238	34,559
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(33)	(8)	(56)	(39)
Undistributed net income for diluted earnings per share	$17,381	$13,774	$40,182	$34,520

Weighted average shares outstanding:
Class A Shares	17,483	17,726	17,475	17,750
Class B Shares	2,150	2,158	2,151	2,159
Effect of dilutive securities on Class A Shares outstanding	81	22	71	52
Weighted average shares outstanding including dilutive securities	19,714	19,906	19,697	19,961

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37	$0.81	$0.75
Undistributed earnings per share*	0.90	0.70	2.07	1.75
Total basic earnings per share - Class A Common Stock	$1.31	$1.07	$2.88	$2.50

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34	$0.74	$0.68
Undistributed earnings per share*	0.81	0.64	1.88	1.59
Total basic earnings per share - Class B Common Stock	$1.18	$0.98	$2.62	$2.27

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37	$0.81	$0.75
Undistributed earnings per share*	0.89	0.70	2.06	1.75
Total diluted earnings per share - Class A Common Stock	$1.30	$1.07	$2.87	$2.50

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34	$0.74	$0.68
Undistributed earnings per share*	0.81	0.64	1.87	1.59
Total diluted earnings per share - Class B Common Stock	$1.18	$0.98	$2.61	$2.27
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Antidilutive stock options	71,169	245,148	72,669	245,898
Average antidilutive stock options	71,169	120,682	72,669	245,565

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$2,043	$(4,390)	$2,692	$820
Net gains (losses)	2,043	(4,390)	2,692	820
Income tax benefit (expense) related to items of other comprehensive income	(511)	1,096	(674)	(209)
Net of tax	1,532	(3,294)	$2,018	$611

Derivatives:
Change in fair value of derivatives	(446)	—	(446)	—
Reclassification amount for net derivative losses realized in income	(91)	—	(91)	—
Net gains (losses)	(537)	—	(537)	—
Tax effect	134	—	134	—
Net of tax	(403)	—	(403)	—

Total other comprehensive (loss) income components, net of tax	$1,129	$(3,294)	$1,615	$611

The following is a summary of the AOCI balances, net of tax:

		2024
(in thousands)	December 31, 2023	Change	June 30, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$2,018	$(18,390)
Unrealized gain (loss) on derivatives	—	(403)	(403)
Total unrealized gain (loss)	$(20,408)	$1,615	$(18,793)

		2023
(in thousands)	December 31, 2022	Change	June 30, 2023

Unrealized gain (loss) on AFS debt securities	$(31,979)	$611	$(31,368)
Unrealized gain (loss) on derivatives	—	—	—
Total unrealized gain (loss)	$(31,979)	$611	$(31,368)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$49,915	$2,914	$52,829	$823	$2,930	$11,954	$15,707	$68,536

Noninterest income:
Service charges on deposit accounts	3,513	13	3,526	—	—	—	—	3,526
Net refund transfer fees	—	—	—	3,811	—	—	3,811	3,811
Mortgage banking income (1)	1,612	—	1,612	—	—	—	—	1,612
Interchange fee income	3,313	—	3,313	36	1	1	38	3,351
Program fees (1)	—	—	—	—	760	3,638	4,398	4,398
Increase in cash surrender value of BOLI (1)	792	—	792	—	—	—	—	792
Net losses on OREO	(48)	—	(48)	—	—	—	—	(48)
Other	865	—	865	39	—	—	39	904
Total noninterest income	10,047	13	10,060	3,886	761	3,639	8,286	18,346

Total net revenue	$59,962	$2,927	$62,889	$4,709	$3,691	$15,593	$23,993	$86,882

Net-revenue concentration (2)	70%	3%	73%	5%	4%	18%	27%	100%

	Three Months Ended June 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$48,743	$2,642	$51,385	$70	$3,940	$9,134	$13,144	$64,529

Noninterest income:
Service charges on deposit accounts	3,516	11	3,527	—	—	—	—	3,527
Net refund transfer fees	—	—	—	4,479	—	—	4,479	4,479
Mortgage banking income (1)	907	—	907	—	—	—	—	907
Interchange fee income	3,375	—	3,375	43	1	—	44	3,419
Program fees (1)	—	—	—	—	728	3,011	3,739	3,739
Increase in cash surrender value of BOLI (1)	689	—	689	—	—	—	—	689
Net losses on OREO	(52)	—	(52)	—	—	—	—	(52)
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other	1,101	—	1,101	84	(10)	40	114	1,215
Total noninterest income	11,264	11	11,275	4,606	719	3,051	8,376	19,651

Total net revenue	$60,007	$2,653	$62,660	$4,676	$4,659	$12,185	$21,520	$84,180

Net-revenue concentration (2)	71%	3%	74%	6%	6%	14%	26%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$98,174	$5,171	$103,345	$31,733	$6,438	$23,939	$62,110	$165,455

Noninterest income:
Service charges on deposit accounts	6,812	26	6,838	—	—	1	1	6,839
Net refund transfer fees	—	—	—	14,631	—	—	14,631	14,631
Mortgage banking income (1)	1,922	—	1,922	—	—	—	—	1,922
Interchange fee income	6,430	—	6,430	75	2	1	78	6,508
Program fees (1)	—	—	—	—	1,533	7,044	8,577	8,577
Increase in cash surrender value of BOLI (1)	1,546	—	1,546	—	—	—	—	1,546
Net losses on OREO	(101)	—	(101)	—	—	—	—	(101)
Other	1,734	—	1,734	63	—	—	63	1,797
Total noninterest income	18,343	26	18,369	14,769	1,535	7,046	23,350	41,719

Total net revenue	$116,517	$5,197	$121,714	$46,502	$7,973	$30,985	$85,460	$207,174

Net-revenue concentration (2)	56%	3%	59%	22%	4%	15%	41%	100%

	Six Months Ended June 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$98,911	$4,729	$103,640	$28,377	$7,398	$17,756	$53,531	$157,171

Noninterest income:
Service charges on deposit accounts	6,804	22	6,826	—	—	—	—	6,826
Net refund transfer fees	—	—	—	15,286	—	—	15,286	15,286
Mortgage banking income (1)	1,707	—	1,707	—	—	—	—	1,707
Interchange fee income	6,381	—	6,381	87	2	—	89	6,470
Program fees (1)	—	—	—	—	1,435	5,545	6,980	6,980
Increase in cash surrender value of BOLI (1)	1,324	—	1,324	—	—	—	—	1,324
Net losses on OREO	(105)	—	(105)	—	—	—	—	(105)
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other	1,896	—	1,896	155	—	65	220	2,116
Total noninterest income	19,735	22	19,757	15,528	1,437	5,610	22,575	42,332

Total net revenue	$118,646	$4,751	$123,397	$43,905	$8,835	$23,366	$76,106	$199,503

Net-revenue concentration (2)	60%	2%	62%	22%	4%	12%	38%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of June 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$49,915	$2,914	$52,829	$823	$2,930	$11,954	$15,707	$68,536

Provision for expected credit loss expense	915	214	1,129	(1,182)	—	5,196	4,014	5,143

Net refund transfer fees	—	—	—	3,811	—	—	3,811	3,811
Mortgage banking income	1,612	—	1,612	—	—	—	—	1,612
Program fees	—	—	—	—	760	3,638	4,398	4,398
Other noninterest income	8,435	13	8,448	75	1	1	77	8,525
Total noninterest income	10,047	13	10,060	3,886	761	3,639	8,286	18,346

Total noninterest expense	41,712	927	42,639	2,024	1,018	3,953	6,995	49,634

Income (loss) before income tax expense	17,335	1,786	19,121	3,867	2,673	6,444	12,984	32,105
Income tax expense (benefit)	3,708	403	4,111	796	574	1,418	2,788	6,899
							—
Net income (loss)	$13,627	$1,383	$15,010	$3,071	$2,099	$5,026	$10,196	$25,206

Period-end assets	$5,531,961	$549,472	$6,081,433	$32,106	$362,410	$140,625	$535,141	$6,616,574

Net interest margin	3.53%	2.57%	3.46%	NM	5.03%	NM	NM	4.36%

Net-revenue concentration*	70%	3%	73%	5%	4%	18%	27%	100%

	Three Months Ended June 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$48,743	$2,642	$51,385	$70	$3,940	$9,134	$13,144	$64,529

Provision for expected credit loss expense	1,860	202	2,062	(219)	—	4,296	4,077	6,139

Net refund transfer fees	—	—	—	4,479	—	—	4,479	4,479
Mortgage banking income	907	—	907	—	—	—	—	907
Program fees	—	—	—	—	728	3,011	3,739	3,739
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other noninterest income	8,629	11	8,640	127	(9)	40	158	8,798
Total noninterest income	11,264	11	11,275	4,606	719	3,051	8,376	19,651

Total noninterest expense	44,475	1,008	45,483	2,160	983	2,907	6,050	51,533

Income before income tax expense	13,672	1,443	15,115	2,735	3,676	4,982	11,393	26,508
Income tax expense	2,649	322	2,971	573	818	1,094	2,485	5,456

Net income	$11,023	$1,121	$12,144	$2,162	$2,858	$3,888	$8,908	$21,052

Period-end assets	$5,287,197	$540,106	$5,827,303	$39,234	$376,194	$127,048	$542,476	$6,369,779

Net interest margin	3.77%	2.28%	3.65%	NM	4.52%	NM	NM	4.46%

Net-revenue concentration*	71%	3%	74%	6%	6%	14%	26%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$98,174	$5,171	$103,345	$31,733	$6,438	$23,939	$62,110	$165,455

Provision for expected credit loss expense	1,273	523	1,796	24,592	—	9,377	33,969	35,765

Net refund transfer fees	—	—	—	14,631	—	—	14,631	14,631
Mortgage banking income	1,922	—	1,922	—	—	—	—	1,922
Program fees	—	—	—	—	1,533	7,044	8,577	8,577
Other noninterest income	16,421	26	16,447	138	2	2	142	16,589
Total noninterest income	18,343	26	18,369	14,769	1,535	7,046	23,350	41,719

Total noninterest expense	83,106	1,805	84,911	6,536	1,972	7,186	15,694	100,605

Income (loss) before income tax expense	32,138	2,869	35,007	15,374	6,001	14,422	35,797	70,804
Income tax expense (benefit)	6,228	647	6,875	3,510	1,335	3,272	8,117	14,992

Net income (loss)	$25,910	$2,222	$28,132	$11,864	$4,666	$11,150	$27,680	$55,812

Period-end assets	$5,531,961	$549,472	$6,081,433	$32,106	$362,410	$140,625	$535,141	$6,616,574

Net interest margin	3.43%	2.61%	3.38%	NM	5.05%	NM	NM	5.13%

Net-revenue concentration*	56%	3%	59%	22%	4%	15%	41%	100%

	Six Months Ended June 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$98,911	$4,729	$103,640	$28,377	$7,398	$17,756	$53,531	$157,171

Provision for expected credit loss expense	4,844	337	5,181	21,589	—	6,135	27,724	32,905

Net refund transfer fees	—	—	—	15,286	—	—	15,286	15,286
Mortgage banking income	1,707	—	1,707	—	—	—	—	1,707
Program fees	—	—	—	—	1,435	5,545	6,980	6,980
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other noninterest income	16,300	22	16,322	242	2	65	309	16,631
Total noninterest income	19,735	22	19,757	15,528	1,437	5,610	22,575	42,332

Total noninterest expense	87,881	1,976	89,857	6,942	1,849	5,328	14,119	103,976

Income before income tax expense	25,921	2,438	28,359	15,374	6,986	11,903	34,263	62,622
Income tax expense	5,362	545	5,907	3,379	1,553	2,639	7,571	13,478

Net income	$20,559	$1,893	$22,452	$11,995	$5,433	$9,264	$26,692	$49,144

Period-end assets	$5,287,197	$540,106	$5,827,303	$39,234	$376,194	$127,048	$542,476	$6,369,779

Net interest margin	3.92%	2.39%	3.81%	NM	4.17%	NM	NM	5.48%

Net-revenue concentration*	60%	2%	62%	22%	4%	12%	38%	100%

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

ACLL and Provision — As of June 30, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of June 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. In addition, all prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment, as well.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of June 30, 2024, Republic had 47 banking centers with locations as follows:

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

See additional detail regarding the Warehouse Lending segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2024 and 2023:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;

●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2023 and 2024 tax filing seasons:

●	Only offered during December and the succeeding January in connection with the ensuing first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during the first six months of 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. As of June 30, 2024, the Company was carrying $4 million of previously charged-off RAs as receivables from Tax Providers within other assets on its balance sheet. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

OVERVIEW (Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023)

Total Company net income for the second quarter of 2024 was $25.2 million, an increase of $4.2 million over the same period in 2023. Diluted EPS also increased to $1.30 for the second quarter of 2024 compared to $1.07 for the same period in 2023. The increase in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income increased $2.6 million, 24%, from the second quarter of 2023 to the second quarter of 2024.

●	Net interest income increased $1.2 million, or 2%, from the second quarter of 2023 to the second quarter of 2024.

●	Provision was a net charge of $915,000 for the second quarter of 2024 compared to a net charge of $1.9 million for the same period in 2023.

●	Noninterest income decreased $1.2 million, or 11%, from the second quarter of 2023 to the second quarter of 2024.

●	Noninterest expense decreased $2.8 million, or 6%, from the second quarter of 2023 to the second quarter of 2024.

Warehouse

●	Net income increased $262,000 or 23%, from the second quarter of 2023 to the second quarter of 2024.

●	Net interest income increased $272,000, or 10%, from the second quarter of 2023 to the second quarter of 2024.

●	The Warehouse Provision was a net charge of $214,000 for the second quarter of 2024 compared to a net charge of $202,000 for the same period in 2023.

●	Average committed Warehouse lines declined to $940 million for the second quarter of 2024 from $978 million for the second quarter of 2023.

●	Average line usage was 49% during the second quarter of 2024 compared to 47% during the same period in 2023.

Tax Refund Solutions segment

●	Net income increased $909,000, or 42%, from the second quarter of 2023 to the second quarter of 2024.

●	Net interest income increased $753,000 from the second quarter of 2023 to the second quarter of 2024.

●	Overall, TRS recorded a net credit to the Provision of $1.2 million during the second quarter of 2024 compared to a net credit to the Provision of $219,000 for the same period in 2023.

●	Noninterest income decreased $720,000, or 16%, from the second quarter of 2023 to the second quarter of 2024.

●	Within noninterest income, net RT revenue decreased $668,000, or 15%, from the second quarter of 2023 to the second quarter of 2024.

●	Noninterest expense was $2.0 million for the second quarter of 2024 compared to $2.2 million for the same period in 2023.

Republic Payment Solutions segment

●	Net income decreased $759,000 from the second quarter of 2023 to the second quarter of 2024.

●	Net interest income decreased $1.0 million from the second quarter of 2023 to the second quarter of 2024.

●	Noninterest income was $761,000 for the second quarter of 2024 compared to $719,000 for the second quarter of 2023.

●	Noninterest expense was $1.0 million for the second quarter of 2024 and compared to $983,000 for the second quarter of 2023.

Republic Credit Solutions segment

●	Net income increased $1.1 million, or 29%, from the second quarter of 2023 to the second quarter of 2024.

●	Net interest income increased $2.8 million, or 31%, from the second quarter of 2023 to the second quarter of 2024.

●	Overall, RCS recorded a net charge to the Provision of $5.2 million during the second quarter of 2024 compared to a net charge of $4.3 million for the same period in 2023.

●	Noninterest income increased $588,000, or 19%, from the second quarter of 2023 to the second quarter of 2024.

●	Noninterest expense was $4.0 million for the second quarter of 2024 and $2.9 million for the same period in 2023.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or SOFR. These indices trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and beginning in March 2022 repeatedly increasing the FFTR until it reached its peak of 5.50% in July 2023.

While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022. Long-term rates have generally maintained this lower level relative to short-term rates throughout 2023 and the first six months of 2024. As a result of the higher short-term interest rates and the lower long-term interest rates, the yield curve has been inverted for over two years. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally more favorable for banks.

As of the date of this filing, the near-term shape of the yield curve remains inverted and uncertain. Various inflation measurements have shown a continuing decrease in inflation over the past year. In addition, some market-based leading indicators have signaled that the economy could be starting to slow. As a result, many market forecasters believe that near-term interest rate cuts by the FOMC are more likely than near-term interest rate increases or no change to the FFTR at all. The Federal Reserve, however, has continued to maintain that its decisions on interest rates will remain data dependent and continues to signal its willingness to implement appropriate monetary policy to maintain inflation at an acceptable level.

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

Total Company net interest income was $68.5 million during the second quarter of 2024 and represented an increase of $4.0 million, or 6%, from the second quarter of 2023. The Total Company net interest margin decreased to 4.36% during the second quarter of 2024 compared to 4.46% for the same period in 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income increased $1.2 million, or 2%, from the second quarter of 2023 to the second quarter of 2024. The Traditional Bank’s net interest margin was 3.53% for the second quarter of 2024, a decrease of 24 basis points from the second quarter of 2023. The quarter-over-same-quarter-last-year increase in net interest income for the Traditional Bank reversed a negative trend of two consecutive quarterly declines in net interest income for the fourth quarter of 2023 and the first quarter of 2024.

While net interest income did increase in terms of overall dollars, the Traditional Bank’s net interest margin (“NIM”) decreased from 3.77% during the second quarter of 2023 to 3.53% during the second quarter of 2024. As with previous quarters over the past year, the primary driver of the decrease in the net interest margin at the Traditional Bank was a shift in funding mix away from noninterest-

bearing deposit balances into higher-costing, interest-bearing deposits and FHLB borrowings. Overall, the Traditional Bank’s average noninterest-bearing deposits decreased from $1.4 billion during the second quarter of 2023 to $1.2 billion for the second quarter of 2024. In addition to this change in funding mix, the Traditional Bank’s cost of interest-bearing liabilities also increased 113 basis points from the second quarter of 2023 to the second quarter of 2024, outpacing the 62-basis-point increase to its yield on interest-earning assets over the same periods.

Additional items of note impacting the Traditional Bank’s change in net interest income and NIM between the second quarter of 2023 and the second quarter of 2024 were as follows:

●	Traditional Bank average loans grew from $4.3 billion with a weighted-average yield of 4.98% during the second quarter of 2023 to $4.6 billion with a weighted average yield of 5.58 % during the second quarter of 2024. In general, the growth in average loan balances was primarily attributable to loan growth achieved during the last six months of 2023, as the spot balances for Traditional Bank loans decreased $29 million, or 1%, from December 31, 2023 to June 30, 2024. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $393 million with a weighted-average yield of 5.46% during the second quarter of 2024 compared to $115 million with a weighted-average yield of 5.43% for the second quarter of 2023. The increase in average interest-earning cash balances was the continuance of a strategic decision over the past year for additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

●	Average investments were $670 million with a weighted-average yield of 3.09% during the second quarter of 2024 compared to $775 million with a weighted-average yield of 2.73% for the second quarter of 2023. The Traditional Bank continued to maintain an investment portfolio during the second quarter of 2024 with a short overall duration as part of its interest rate risk management strategy. As a result of this short duration, the Traditional Bank has approximately $111 million of investment securities as of June 30, 2024 that are scheduled to mature over the remaining six months of 2024 with a weighted-average yield of 3.69%.

●	Further segmenting the Traditional Bank’s increased cost of interest-bearing liabilities:

o	The weighted-average cost of total interest-bearing deposits increased from 1.59% during the second quarter of 2023 to 2.79% for the second quarter of 2024, while average interest-bearing deposits grew $665 million for the same periods. Included within this $665 million of growth in interest-bearing deposits was a $251 million increase in the average balances for higher-costing, short-term brokered deposits and third-party listing service deposits, which the Company utilized for excess liquidity purposes.

o	The average balance of FHLB borrowings increased from $256 million for the second quarter of 2023 to $306 million for the second quarter of 2024. Conversely, the weighted-average cost of these borrowings decreased from 4.90% to 4.29% for the same time periods. The increase in the average balance of borrowings was driven, in general, by the above noted growth in period-to-period average loans, while the decrease in the overall weighted-average cost of FHLB borrowings resulted from term-extension strategies to take advantage of the currently inverted yield curve.

Management believes the Traditional Bank could experience net interest margin compression during the second half of 2024 because of the negative impact of 1) a continuing shift from noninterest-bearing deposits into interest-bearing deposits; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse

Net interest income within Warehouse increased $272,000, or 10%, from the second quarter of 2023 to the second quarter of 2024. The rise in Warehouse net interest income was primarily driven by a 29-basis point increase in its net interest margin as its loan yields increased by 62 basis points from period-to-period, while its internally assigned net FTP funding costs rose 33 basis points for the same period. The expansion in Warehouse loan yield over its cost of funds was generally driven by an improvement in pricing with some clients resulting from their annual line of credit renewals.

The overall improvement in net interest margin allowed the segment to overcome a decrease in average outstanding balances for the quarter, as average outstanding Warehouse balances decreased from $463 million during the second quarter of 2023 to $457 million for the second quarter of 2024. During these same periods, average committed Warehouse lines declined from $978 million to $940 million from June 30, 2023 to June 30, 2024, while an up-tick in demand caused average usage rates for Warehouse lines to increase from 47% during the second quarter of 2023 to 49% for the second quarter of 2024.

Tax Refund Solutions segment

TRS’s net interest income increased $753,000 for the second quarter of 2024 compared to the same period in 2023. Loan-related interest and fees increased $691,000 for the quarter and was driven primarily by a $560,000 payment received during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season.

Republic Payment Solutions

Net interest income from the Company’s prepaid card division was down $1.0 million from the second quarter of 2023 to the second quarter of 2024. While RPS earned a higher yield of 5.03% applied to the $360 million average of prepaid program balances for the second quarter of 2024 compared to a yield of 4.52% for the $364 million in average prepaid card balances for the second quarter of 2023, the higher yield was substantially offset by a $1.3 million charge to interest expense for the revenue sharing arrangement with a large marketer/servicer, which became effective in January 2024.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A rising interest rate environment, however, likely would positively impact the Company’s internal FTP credit more than the revenue share the Company pays for the product, improving the segment’s net interest margin. Conversely, a decreasing interest rate environment likely would negatively impact the Company’s internal FTP credit more than the revenue share the Company pays for the product, decreasing the segment's net interest margin. The exact amount of impact for either scenario would depend on the final internal FTP credit assigned, as well as the overall volume of balances, as the revenue share payouts are also based on overall balances tiers.

Republic Credit Solutions segment

RCS’s net interest income increased $2.8 million, or 31%, from the second quarter of 2023 to the second quarter of 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product. Loan fees on this product, recorded as interest income on loans, increased $2.9 million from the second of 2023 to the second quarter of 2024 primarily the result of a $9 million increase in average outstanding loan balances for the product.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would materially impact origination volume for its various consumer loan products. A rising interest rate environment, however, likely would negatively impact the Company’s internal FTP cost allocated to this segment, while a decreasing interest rate environment likely would positively impact the Company’s internal FTP cost allocated to this segment. The exact amount of impact for either scenario would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

The following table presents the average balance sheets for the three-month periods ended June 30, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$393,095	$5,334	5.46%	$114,368	$1,558	5.45%
Investment securities, including FHLB stock (a)	670,114	5,144	3.09	774,829	5,296	2.73
TRS Refund Advance loans (b)	37,103	742	8.04	28,203	40	0.57
RCS LOC products (b)	42,011	11,272	107.91	32,876	8,417	102.41
Other RPG loans (c) (f)	104,042	2,069	8.00	100,960	1,948	7.72
Outstanding Warehouse lines of credit (d) (f)	456,908	9,064	7.98	462,755	8,520	7.36
All other Core Bank loans (e) (f)	4,622,655	64,075	5.57	4,279,373	53,275	4.98

Total interest-earning assets	6,325,928	97,700	6.21	5,793,364	79,054	5.46

Allowance for credit losses	(108,194)			(96,720)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	102,712			113,865
Premises and equipment, net	33,452			33,967
Bank owned life insurance	105,128			102,599
Other assets (a)	247,858			210,350
Total assets	$6,706,884			$6,157,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,821,025	$6,323	1.40%	$1,481,583	$2,564	0.69%
Money market accounts	1,120,833	9,652	3.46	836,763	4,740	2.27
Time deposits	387,150	3,859	4.01	287,102	1,900	2.65
Reciprocal money market and time deposits	334,496	3,514	4.23	186,707	1,550	3.32
Brokered deposits	184,734	2,425	5.28	36,578	462	5.05

Total interest-bearing deposits	3,848,238	25,773	2.69	2,828,733	11,216	1.59

SSUARs and other short-term borrowings	88,326	132	0.60	117,852	174	0.59
Federal Home Loan Bank advances and other long-term borrowings	305,604	3,259	4.29	256,000	3,135	4.90

Total interest-bearing liabilities	4,242,168	29,164	2.77	3,202,585	14,525	1.81

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,366,862			1,927,486
Other liabilities	144,108			132,687
Stockholders’ equity	953,746			894,667
Total liabilities and stockholders’ equity	$6,706,884			$6,157,425

Net interest income		$68,536			$64,529

Net interest spread			3.44%			3.65%

Net interest margin			4.36%			4.46%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
c)	Interest income includes loan fees of $15,000 and $24,000 for the three months ended June 30, 2024 and 2023.
d)	Interest income includes loan fees of $322,000 and $300,000 for the three months ended June 30, 2024 and 2023.
e)	Interest income includes loan fees of $1.3 million and $1.4 million for the three months ended June 30, 2024 and 2023.
f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2024
	Compared to
	Three Months Ended June 30, 2023
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$3,776	$3,782	$(6)
Investment securities, including FHLB stock	(152)	(759)	607
TRS Refund Advance loans	702	16	686
RCS LOC products	2,855	2,431	424
Other RPG loans	121	60	61
Outstanding Warehouse lines of credit	544	(108)	652
All other Core Bank loans	10,800	4,454	6,346
Net change in interest income	18,646	9,876	8,770

Interest expense:

Transaction accounts	3,759	693	3,066
Money market accounts	4,912	1,931	2,981
Time deposits	1,959	795	1,164
Reciprocal money market and time deposits	1,964	1,468	496
Brokered deposits	1,963	1,944	19
SSUARs and other short-term borrowings	(42)	(44)	2
Federal Home Loan Bank advances	124	558	(434)
Net change in interest expense	14,639	7,345	7,294

Net change in net interest income	$4,007	$2,531	$1,476

Provision

Total Company Provision was a net charge of $5.1 million for the second quarter of 2024 compared to a net charge of $6.1 million for the same period in 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2024 was a net charge of $915,000 compared to a net credit of $1.9 million for the second quarter of 2023.

The net charge of $915,000 during the second quarter of 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $681,000 during the second quarter of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank only slightly increased by $16 million during the second quarter, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision for the quarter.

The net charge of $1.9 million during the second quarter of 2023 was primarily driven by the following:

●	The Traditional Bank recorded approximately $3.9 million in general formula reserves for $229 million of loan growth during the second quarter of 2023. Approximately $1.0 million of this increase was due to additional qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

●	Offsetting the above, the Traditional Bank recognized a $2.0 million credit to the Provision during the second quarter of 2023 driven primarily by the release of $1.5 million in COVID-related reserves as the federal government declared an official end to the COVID pandemic effective May 2023.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.30% as of June 30, 2024 compared to 1.28% as of December 31, 2023 and 1.26% as of June 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2024.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $214,000 for the second quarter of 2024 compared to a net charge of $202,000 for the same period in 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $86 million during the second quarter of 2024 compared to an increase of $81 million during the second quarter of 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2024, December 31, 2023, and June 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2024.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $1.2 million during the second quarter of 2024 compared to a net credit of $219,000 for the same period in 2023. Substantially all TRS Provision in both periods was related to its RA product.

RAs related to the first quarter 2024 tax filing season were only originated during December of 2023 and the first two months of 2024, while RAs related to the first quarter 2023 tax filing season were only originated during December of 2022 and the first two months of 2023. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be different (higher or lower) than its March 31st estimate based on actual paydowns received during the second quarter. RAs collected during the second half of a year are recorded as recoveries of previously charged-off loans, unless they are covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

For the second quarter of 2024, TRS recorded a net credit to the Provision of $1.2 million to bring its preliminary March 31, 2024 Allowance estimate in-line with its final June 30, 2024 charge-offs. Similarly, during the second quarter of 2023 TRS recorded a net credit to the Provision of $219,000. TRS’s incurred loss rate for RAs as of June 30, 2023 was 3.09% of total originations and it finished 2023 with a final RA loss rate of 2.84% of total RAs originated. As of June 30, 2024, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2024 tax filing season was 3.72% of the $874 million of the total loans originated during December 2023 and the first two months of 2024. In-line with its customary June 30th charge-off policy for RA loans, the Company completely charged-off all remaining unpaid RAs as of June 30, 2024, with approximately $4 million of the RAs that are expected to be recovered under loan-loss guaranty arrangements with Tax Providers recorded as receivables in other assets on the balance sheet.

For factors affecting the comparison of the TRS results of operations for the second quarter of 2024 and the second quarter of 2023, see section titled “OVERVIEW (Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a net charge to the Provision of $5.2 million during the second quarter of 2024 compared to a net charge to the Provision of $4.3 million for the same period in 2023. The increase in the Provision was driven primarily by a $1.2 million increase in net charge-offs for RCS’s LOC II product. The 91% increase in net charge-offs within the LOC II product for the second quarter of 2024 was generally in-line with the 66% increase in average outstanding balances for the same periods.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 15.44% as of June 30, 2024, 13.82% as of December 31, 2023, and 12.88% as of June 30, 2023. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2024.

The following table presents net charges to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$5,211	$4,285	$926	22%
Healthcare receivables	(15)	11	(26)	NM
Total	$5,196	$4,296	$900	21%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2024	2023

ACLL at beginning of period	$108,702	$96,121

CBank Fair Value Adjustment	—	(1,384)

Charge-offs:

Traditional Banking:
Residential real estate	(39)	(9)
Lease financing receivables	(34)	—
Consumer	(259)	(230)
Total Traditional Banking	(332)	(239)
Warehouse lines of credit	—	—
Total Core Banking	(332)	(239)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(32,556)	(25,824)
Other TRS loans	(137)	(126)
Republic Credit Solutions	(4,315)	(3,018)
Total Republic Processing Group	(37,008)	(28,968)
Total charge-offs	(37,340)	(29,207)

Recoveries:

Traditional Banking:
Residential real estate	21	11
Commercial real estate	3	12
Commercial & industrial	1	19
Lease financing receivables	9	—
Consumer	66	72
Total Traditional Banking	100	114
Warehouse lines of credit	—	—
Total Core Banking	100	114

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,792	188
Other TRS commercial & industrial loans	14	—
Republic Credit Solutions	270	231
Total Republic Processing Group	4,076	419

Total recoveries	4,176	533

Net loan recoveries (charge-offs)	(33,164)	(28,674)

Provision - Core Bank Loans	1,135	2,062
Provision - RPG Loans	4,014	4,077
Total Provision for All Loans	5,149	6,139
ACLL at end of period	$80,687	$72,202

Credit Quality Ratios - Total Company:

ACLL to total loans	1.53%	1.43%
ACLL to nonperforming loans	393	412
Net loan charge-offs (recoveries) to average loans	2.52	2.34

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.19%	1.15%
ACLL to nonperforming loans	308	336
Net loan charge-offs (recoveries) to average loans	0.02	0.01

Table 5 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	June 30,
	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	0.01%	—%
Nonowner-occupied	—	—
Commercial real estate	—	—
Construction & land development	—	(0.02)
Commercial & industrial	—	—
Lease financing receivables	0.11	—
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	1.02	0.45
Overdrafts	70.66	70.38
Automobile loans	(0.34)	(0.31)
Other consumer	0.41	(0.31)
Total Traditional Banking	0.02	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	310.07	364.01
Other TRS commercial & industrial loans	55.22	9.91
Republic Credit Solutions	3.04	2.34
Total Republic Processing Group	19.26	18.73
Total	2.52%	2.37%

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

The Company’s net charge-offs to average total Company loans increased from 2.37% during the second quarter of 2023 to 2.52% during the second quarter of 2024, with net charge-offs increasing $4.5 million, or 16%, and average total Company loans increasing $359 million, or 7%. The increase in net charge-offs was primarily driven by a $3.1 million increase in net charge-offs within the TRS segment. While Provision at TRS for the second quarter of 2024 was generally in-line with the second quarter of 2023, net charge-offs were significantly higher than the second quarter of 2023 as payments on a year-to-date basis from the US Treasury to pay off RAs and ERAs continued to significantly lag payments received during the same time period in 2023. At this time, management is uncertain if this lag in payments received from the US Treasury will dissipate over the rest of 2024 or if the final payment performance for the 2024 Tax Season will remain significantly below the 2023 Tax Season.

In addition to the increase in net charge-offs at TRS, the Company also experienced a $1.3 million increase in net charge-offs within the LOC II product of the Company’s RCS operations. As previously noted, the net charge-offs within LOC II product was primarily driven by a similar increase in the average outstanding balances for the product. RCS’s line of credit products generally include significantly higher risk lending activities than the Company’s Core Banking operations.

During the second quarters of 2024 and 2023, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $1.3 million during the second quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $1.2 million, or 11%, from the second quarter of 2023 compared to the second quarter of 2024. The most notable change was within other income and was primarily driven by a $1.7 million payment received during the second quarter of 2023 related to a death benefit payment in excess of the cash surrender value for a BOLI policy.

The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended June 30, 2024 and 2023 were both $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2024 and 2023 were $298,000 and $316,000.

Tax Refund Solutions segment

TRS’s noninterest income decreased $720,000 from the second quarter 2023 to the second quarter of 2024. RT fees constituted the substantial majority of all TRS noninterest income for each of these quarters. Total RT fees decreased $668,000 from the second quarter of 2023 to the second quarter of 2024.

While the number of RTs processed by TRS during the second quarter of 2024 increased approximately 6% over the second quarter of 2023, the net revenue earned per RT declined by approximately 15% for those same periods as the volume mix shifted toward Tax Providers with revenue sharing arrangements less favorable to Republic. For factors affecting the comparison of the TRS results of operations for the first quarter of 2024 and the first quarter of 2023, see section titled “OVERVIEW (Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023) - Tax Refund Solutions.”

Republic Credit Solutions segment

RCS’s noninterest income increased $588,000, or 19%, during the second quarter of 2024 compared to the same period in 2023, with program fees representing the entirety of RCS’s noninterest income. The increase in program fees at RCS primarily reflected higher sales volume from RCS’s LOC products. Proceeds from the sale of RCS products totaled $393 million for the second quarter of 2024, compared to $261 million for the second quarter of 2023. Proceeds from the sale of RCS LOC products totaled $329 million for the second quarter of 2024 compared to $209 million for the second quarter of 2023.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Jun. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$2,505	$2,150	$355	17%
Healthcare receivables	45	48	(3)	(6)
Installment loans*	1,088	813	275	34
Total	$3,638	$3,011	$627	21%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense decreased $1.9 million, or 4%, during the second quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense decreased $2.8 million, or 6%, for the second quarter of 2024 compared to the same period in 2023. The primary driver for the lower noninterest expenses for the second quarter of 2024 was lower salaries and associated incentive compensation accruals, which decreased $1.8 million, or 7%, compared to the second quarter of 2023. This overall decline was driven primarily by a 41-count reduction in the number of Traditional Bank FTEs from June 30, 2023 to June 30, 2024.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.0 million, or 36%, during the second quarter of 2024 compared to the same period in 2023. The most notable items driving this increase were in the LOC II product, including a $585,000 increase in third-party servicing costs for the product and a $284,000 increase in marketing and development expenses related to the Company’s share of these expenses based on overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

OVERVIEW (Six months ended June 30, 2024 Compared to Six Months Ended June 30, 2023)

Total Company net income for the first six months of 2024 was $55.8 million, a $6.7 million, or 14%, increase from the same period in 2023. Diluted EPS increased to $2.87 for the first six months of 2024 compared to $2.50 for the same period in 2023. The increase in net income primarily reflected the following:

Traditional Banking segment

●	Net income increased $5.4 million, or 26%, for the first six months of 2024 compared to the same period in 2023.

●	Net interest income decreased $737,000, or 1%, for the first six months of 2024 compared to the same period in 2023.

●	Provision was a net charge of $1.3 million for the first six months of 2024 compared to a net charge of $4.8 million for the same period in 2023.

●	Noninterest income decreased $1.4 million, or 7%, for the first six months of 2024 compared to the same period in 2023.

●	Noninterest expense decreased $4.8 million, or 5%, for the first six months of 2024 compared to the same period in 2023.

●	Total Traditional Bank loans decreased $29 million, or 1%, during the first six months of 2024.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.43% as of June 30, 2024 compared to 0.41% as of December 31, 2023.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.20% as of June 30, 2024 compared to 0.18% as of December 31, 2023.

●	Total Traditional Bank deposits increased $202 million from December 31, 2023 to $4.6 billion as of June 30, 2024.

Warehouse

●	Net income increased $329,000, or 17%, for the first six months of 2024 compared to the same period in 2023.

●	Net interest income increased $442,000, or 9%, for the first six months of 2024 compared to the same period in 2023.

●	The Warehouse Provision was a net charge of $523,000 for the first six months of 2024 compared to a net charge of $337,000 for the same period in 2023.

●	Average committed Warehouse lines declined to $935 million for the first six months of 2024 from $1.0 billion for first six months of 2023.

●	Average line usage was 43% during the first six months of 2024 compared to 40% during the same period in 2023.

Tax Refund Solutions segment

●	Net income decreased $131,000, or 1%, for the first six months of 2024 compared to the same period in 2023.

●	Net interest income increased $3.4 million, or 12%, for the first six months of 2024 compared to the same period in 2023.

●	Total RA originations were $771 million during the first six months of 2024 compared to $737 million for the first six months of 2023. Originations for both six month periods all occurred during the first quarter of these periods.

●	In addition to the originations for the first six months of 2024 and 2023, TRS originated $103 million of ERAs during the fourth quarter of 2023 related to the anticipated filing of tax returns for the upcoming first quarter 2024 tax filing season compared to $98 million during the fourth quarter of 2022 related to the anticipated filing of tax returns for the first quarter of 2023.

●	Overall, TRS recorded a net charge to the Provision of $24.6 million during the first six months of 2024 compared to a net charge to the Provision of $21.6 million for the same period in 2023.

●	Noninterest income decreased $759,000 for the first six months of 2024 compared to the same period in 2023.

●	Net RT revenue decreased $655,000 for the first six months of 2024 compared to the same period in 2023.

●	Noninterest expense was $6.5 million for the first six months of 2024 compared to $6.9 million for the same period in 2023.

Republic Payment Solutions segment

●	Net income decreased $767,000 for the six months of 2024 compared to the same period in 2023.

●	Net interest income decreased $960,000 for the six months of 2024 compared to the same period in 2023.

●	Noninterest income was $1.5 million for the first six months of 2024 compared to $1.4 million for the first six months of 2023.

●	Noninterest expense was $2.0 million for the first six months of 2024 compared to $1.8 million for the first six months of 2023.

Republic Credit Solutions segment

●	Net income increased $1.9 million, or 20%, for the first six months of 2024 compared to the same period in 2023.

●	Net interest income increased $6.2 million, or 35%, for the first six months of 2024 compared to the same period in 2023.

●	Overall, RCS recorded a net charge to the Provision of $9.4 million during the first six months of 2024 compared to a net charge of $6.1 million for the same period in 2023.

●	Noninterest income increased $1.4 million, or 26%, from the first six months of 2023 to the first six months of 2024.

●	Noninterest expense was $7.2 million for the first six months of 2024 and $5.3 million for the same period in 2023.

●	Total nonperforming loans to total loans for the RCS segment was 0.50% as of June 30, 2024 compared to 1.11% as of December 31, 2023.

●	Delinquent loans to total loans for the RCS segment was 7.84% as of June 30, 2024 compared to 10.51% as of December 31, 2023.

RESULTS OF OPERATIONS (Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023)

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

A large amount of the Company’s financial instruments track closely with, or are primarily indexed to, either the FFTR, Prime, or SOFR. These indices trended lower beginning in the first quarter of 2020 with the onset of the COVID pandemic, as the FOMC reduced the FFTR to approximately 25 basis points. During 2022 inflation rose to levels not seen in approximately 40 years. In response, the FOMC began executing a quantitative tightening program by reducing its balance sheet, selling certain types of bonds in the market, and beginning in March 2022 repeatedly increasing the FFTR until it reached its peak of 5.50% in July 2023.

While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they generally moved lower than short-term rates during the second half of 2022. Long-term rates have generally maintained this lower level relative to short-term rates throughout 2023 and the first six months of 2024. As a result of the higher short-term interest rates and the lower long-term interest rates, the yield curve has been inverted for over two years. Because banks generally price customer deposits based on the shorter-end of the yield curve and price many loans based on the longer-end of the yield curve, an inverted yield curve is generally negative for banks’ net interest income while a steep yield curve, in which long-term rates exceed short-term rates, is generally more favorable for banks.

As of the date of this filing, the near-term shape of the yield curve remains inverted and uncertain. Various inflation measurements have shown a continuing decrease in inflation over the past year. In addition, some market-based leading indicators have signaled that the economy could be starting to slow. As a result, many market forecasters believe that near-term interest rate cuts by the FOMC are more likely than near-term interest rate increases or no change to the FFTR at all. The Federal Reserve, however, has continued to maintain that its decisions on interest rates will remain data dependent and continues to signal its willingness to implement appropriate monetary policy to maintain inflation at an acceptable level.

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

Total Company net interest income was $165.5 million during the first six months of 2024 and represented an increase of $8.3 million from the first six months of 2023. Total Company net interest margin decreased to 5.13% during the first six months of 2023 from 5.48% for the first six months of 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income decreased $737,000, or 1%, for the first six months of 2024 compared to the same period in 2023. Traditional Banking’s net interest margin was 3.43% for the first six months of 2024, a decrease of 49 basis points from the first six months of 2023.

The decrease in the Traditional Bank’s net interest income during the first six months of 2024 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $4.1 billion with a weighted-average yield of 4.79% for the first six months of 2023 to $4.6 billion with a weighted average yield of 5.51% for the first six months of 2024. The acquisition of CBank added approximately $111 million to the Traditional Bank’s average loans during the first six months of 2024. As discussed in the section titled “Loans” within this document, loan growth was generally low during the first six months of 2024 compared to historical norms.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $424 million with a weighted-average yield of 5.52% during the first six months of 2024 compared to $178 million with a weighted-average yield of 4.79% for the first six months of 2023. The increase in average interest-earning cash balances was the continuance of a strategic decision over the past year for additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

●	Average investments decreased to $701 million with a weighted-average yield of 3.03% during the first six months of 2024 from $774 million with a weighted-average yield of 2.67% for the first six months of 2023. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a short overall duration.

●	The Traditional Bank’s average noninterest bearing deposits decreased from $1.4 billion during the first six months of 2023 to $1.2 billion for the first six months of 2024. This decrease in average noninterest-bearing deposits was funded through an increase in average interest-bearing deposits and FHLB borrowings.

●	The Traditional Bank’s average cost of interest-bearing liabilities increased from 0.88% during the first six months of 2023 to 2.59% for the first six months of 2024. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

o	The weighted-average cost of total interest-bearing deposits increased from 1.17% during the first six months of 2023 to 2.74% for the first six months of 2024. In addition, average interest-bearing deposits increased $705 million from the first six months of 2023 to the first six months of 2024. Included within growth in interest-bearing deposits was a $266 million increase in the average balances for higher-cost, short-term brokered deposits and third-party listing service deposits, which the Company utilized for excess liquidity purposes.

o	The average balance of FHLB borrowings increased from $251 million for the first six months of 2023 to $421 million for the first six months of 2024. In addition, the weighted-average cost of these borrowings increased from 4.57% to 4.70% for the same time periods. The increase in the average balance of borrowings was driven, in general, by the above noted growth in period-to-period average loans.

Management believes the Traditional Bank could experience net interest margin compression during the second half of 2024 because of the negative impact of 1) a continuing shift from noninterest-bearing deposits into interest-bearing deposits; 2) larger, higher-costing average balances of FHLB borrowings; and 3) a continuing rise in the cost of interest-bearing deposits in order to maintain client balances. Additional variables which may also impact the Traditional Bank’s net interest income and net interest margin in the future include, but are not limited to, the actual steepness and shape of the yield curve, future demand for the Traditional Bank’s financial products, and the Traditional Bank’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse rose $442,000, or 9%, from the first six months of 2023 to the first six months of 2024, driven primarily by an increase in the Warehouse net interest margin, which increased 22 basis points from 2.39% during the first six months of 2023 to 2.61% during the first six months of 2024. The improvement in Warehouse net interest margin occurred as its loan yields increased by 84 basis points from period-to-period, while its internally assigned net FTP funding costs rose 62 basis points for the same period. The expansion in Warehouse loan yield over its cost of funds was generally driven by an improvement in pricing with some clients resulting from their annual line of credit renewals.

Overall average outstanding Warehouse balances also increased from $397 million during the first six months of 2023 to $399 million for the first six months of 2024. Average committed Warehouse lines-of-credit decreased from $1.0 billion as June 30, 2023 to $935 million as of June 30, 2024, while average usage rates for Warehouse lines were 43% and 40% during the first six months of 2024 and 2023.

Additional increases in long-term market interest rates would likely lead to a continued reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yield on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yields Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $3.4 million from the first six months of 2023 to the first six months of 2024. Loan-related interest and fees increased $4.2 million for the period and was generally driven by a 4.75% increase in tax season loan origination volume from period to period. In addition, loan fees included a $560,000 payment received during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season. The increase in loan interest and fees was partially offset by an $870,000 increase to the segment’s net cost of funds.

See additional detail regarding the RA product under Footnote 5“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions

Net interest income from the Company’s prepaid card division decreased $960,000 for the first six months of 2024 compared to the same period in 2023. Overall, RPS earned a higher yield of 5.05% applied to the $368 million average of prepaid program balances for the second quarter of 2024 compared to a yield of 4.17% for the $371 million in average prepaid card balances for the second quarter of 2023. The increase in this higher yield, however, was substantially offset by a $2.5 million charge to interest expense for a new revenue sharing arrangement for the program which began in January 2024.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A rising interest rate environment, however, likely would positively impact the Company’s internal FTP credit more than the revenue share the Company pays for the product, improving the segment’s net interest margin. Conversely, a decreasing interest rate environment likely would negatively impact the Company’s internal FTP credit more than the revenue share the Company pays for the product, decreasing the segment's net interest margin. The exact amount of impact for either scenario would depend on the final internal FTP credit assigned, as well as the overall volume of balances, as the revenue share payouts are also based on overall balances tiers.

Republic Credit Solutions segment

RCS’s net interest income increased $6.2 million, or 35%, from the first six months of 2023 to the first six months of 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased to $14.1 million during the first six months of 2024, an 82% increase compared to the $7.7 million recorded during the first six months of 2023. As a result, average loan balances outstanding increased by $9 million or 76% from the first six months of 2023 to the first six months of 2024.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its various consumer loan products. A rising interest rate environment, however, likely would negatively impact the Company’s internal FTP cost allocated to this segment, while a decreasing interest rate environment likely would positively impact the Company’s internal FTP cost allocated to this segment. The exact amount of impact for either scenario would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans it generates.

The following table presents the average balance sheets for the nine-month periods ended June 30, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$423,761	$11,623	5.52%	$177,439	$4,259	4.80%
Investment securities, including FHLB stock (a)	701,396	10,580	3.03	774,006	10,342	2.67
TRS Refund Advance loans (b)	162,454	35,393	43.81	138,180	31,445	45.51
RCS LOC products (b)	41,675	22,644	109.27	31,986	16,378	102.41
Other RPG loans (c) (f)	126,930	5,365	8.50	121,353	4,574	7.54
Outstanding Warehouse lines of credit (d) (f)	398,670	15,817	7.98	396,603	14,240	7.18
All other Core Bank loans (e) (f)	4,628,802	126,910	5.51	4,097,391	98,172	4.79

Total interest-earning assets	6,483,688	228,332	7.08	5,736,958	179,410	6.25

Allowance for credit loss	(102,320)			(89,995)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	191,665			204,382
Premises and equipment, net	33,671			33,104
Bank owned life insurance	104,716			102,303
Other assets (a)	251,809			198,327
Total assets	$6,963,229			$6,185,079

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,827,296	$12,053	1.33%	$1,562,729	$4,306	0.55%
Money market accounts	1,093,439	18,459	3.39	792,936	6,846	1.73
Time deposits	380,195	7,440	3.94	256,644	2,759	2.15
Reciprocal money market and time deposits	322,697	6,746	4.20	115,674	1,721	2.98
Brokered deposits	302,915	8,071	5.36	18,390	462	5.02

Total interest-bearing deposits	3,926,542	52,769	2.70	2,746,373	16,094	1.17

SSUARs and other short-term borrowings	95,459	262	0.55	160,146	422	0.53
Federal Reserve PPP Liquidity Facility	—	—	—	—	—	—
Federal Home Loan Bank advances and other long-term borrowings	420,907	9,846	4.70	250,702	5,723	4.57

Total interest-bearing liabilities	4,442,908	62,877	2.85	3,157,221	22,239	1.41

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,428,455			2,007,877
Other liabilities	148,472			133,002
Stockholders’ equity	943,394			886,979
Total liabilities and stock-holders’ equity	$6,963,229			$6,185,079

Net interest income		$165,455			$157,171

Net interest spread			4.23%			4.84%

Net interest margin			5.13%			5.48%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
c)	Interest income includes loan fees of $1.2 million and $957,000 for the six months ended June 30, 2024 and 2023.
d)	Interest income includes loan fees of $585,000 and $542,000 million for the six months ended June 30, 2024 and 2023.
e)	Interest income includes loan fees of $2.6 million and $2.3 million for the six months ended June 30, 2024 and 2023.
f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 8 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2024
	Compared to
	Six Months Ended June 30, 2023
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$7,364	$6,671	$693
Investment securities, including FHLB stock	238	(1,018)	1,256
TRS Refund Advance loans*	3,948	5,324	(1,376)
RCS LOC products	6,266	5,205	1,061
Other RPG loans	791	216	575
Outstanding Warehouse lines of credit	1,577	74	1,503
All other Core Bank loans	28,738	13,545	15,193
Net change in interest income	48,922	30,017	18,905

Interest expense:

Transaction accounts	7,747	834	6,913
Money market accounts	11,613	3,282	8,331
Time deposits	4,681	1,723	2,958
Reciprocal money market and time deposits	5,025	4,091	934
Brokered deposits	7,609	7,579	30
SSUARs and other short-term borrowings	(160)	(177)	17
Federal Home Loan Bank advances	4,123	3,977	146
Net change in interest expense	40,638	21,309	19,329

Net change in net interest income	$8,284	$8,708	$(424)

* Since interest income for Refund Advances is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

Total Company Provision was a net charge of $35.8 million for the first six months of 2024 compared to a net charge of $32.9 million for the same period in 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2024 was a net charge of $1.3 million compared to a net charge of $4.8 million for the first six months of 2023. An analysis of the Provision for the first six months of 2024 compared to the same period in 2023 follows:

For the first six months of 2024, the net charge of $1.3 million to the Provision for the Traditional Bank primarily reflected the following:

●	The Traditional Bank recorded a net charge to the Provision of $860,000 during the first six months of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $29 million during the first six months of 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision for the quarter.

●	The Traditional Bank recorded net charge-offs of $413,000 during the first six months of 2024.

For the first six months of 2023, the net charge of $4.8 million to the Provision for the Traditional Bank primarily reflected the following:

●	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans.

●	The Traditional Bank recorded approximately $6.9 million in general formula reserves for $540 million of loan growth during the first six months of 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

●	Offsetting the above, the Traditional Bank recognized a $2.7 million credit to the Provision during the first six months of 2023 driven primarily by the release of $1.5 million in COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.30% as of June 30, 2024 compared to 1.28% as of December 31, 2023 and 1.26% as of June 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2024.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $523,000 for the first six months of 2024 compared to a net charge of $337,000 for the same period in 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $209 million during the first six months of 2024 compared to an increase of $136 million during the first six months of 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2024, December 31, 2023, and June 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2024.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $24.6 million during the first six months of 2024 compared to a net charge of $21.6 million for the same period in 2023. Substantially all TRS Provision in both periods was related to its RA product.

RAs related to the first quarter 2024 tax filing season were only originated during December of 2023 and the first two months of 2024, while RAs related to the first quarter 2023 tax filing season were only originated during December of 2022 and the first two months of 2023. As is the case each year as of March 31st, the Allowance related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-off figures posted during the second quarter of a calendar year can be different (higher or lower) than its March 31st estimate based on actual paydowns received during the second quarter. RAs collected during the second half of a year are recorded as recoveries of previously charged-off loans, unless they are covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

TRS recorded a charge to the Provision for RA loans of $24.6 million, or 3.19% of its $771 million in RAs originated during the first six months of 2024 compared to a charge to the Provision of $21.6 million, or 2.92% of its $737 million of RAs originated during the first six months of 2023. TRS’s incurred loss rate for RAs as of June 30, 2023 was 3.09% of total originations and it finished 2023 with a final RA loss rate of 2.84% of total RAs originated. As of June 30, 2024, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2024 tax filing season was 3.72% of the $874 million of the total loans originated during December 2023 and the first two months of 2024. In-line with its customary June 30th charge-off policy for RA loans, the Company completely charged-off all remaining unpaid RAs as of June 30, 2024, with approximately $4 million of the RAs that are expected to be recovered under loan-loss guarantee arrangements with Tax Providers recorded as receivables in other assets on the balance sheet.

Net charge-offs and net Provision were significantly higher for TRS during the first six months of 2024 compared to the first six months of 2023 as payments on a year-to-date basis from the US Treasury to pay off RAs and ERAs continued to significantly lag payments received during the same time period in 2023. At this time, management is uncertain if this lag in payments received from the US Treasury will dissipate over the rest of 2024 or if the final payment performance for the 2024 Tax Season will remain significantly below the 2023 Tax Season. With all unpaid RAs charged off as of June 30, 2024, any payments received for unguaranteed RAs during the third and fourth quarter of 2024 will represent recovery credits directly to income.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 9 below, RCS recorded a net charge to the Provision of $9.4 million during the first six months of 2024 compared to a net charge to the Provision of $6.1 million for the same period in 2023. The increase in the Provision was driven primarily by a $2.6 million increase in net charge-offs within the LOC II product, which resulted in a higher reserve percentage being applied to the outstanding balances, and a $1.9 million Allowance build for RCS’s LOC II product. The increase in Provision within the LOC II product was generally in line with the 76% increase in average outstanding loan balances for the same periods.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 15.44% as of June 30, 2024, 13.82% as of December 31, 2023, and 12.88% as of June 30, 2023. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2024.

The following table presents net charges to the RCS Provision by product:

Table 9 — RCS Provision by Product

	Six Months Ended Jun. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$9,395	$6,111	$3,284	54%
Hospital receivables	(18)	24	(42)	NM
Total	$9,377	$6,135	$3,242	53%

Table 10 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2024	2023

ACLL at beginning of period	$82,130	$70,413

CBank Initial Recognition of ACLL and Fair Value Adjustment	—	216

Charge-offs:

Traditional Banking:
Residential real estate	(52)	(15)
Lease financing receivables	(58)	—
Consumer	(604)	(555)
Total Traditional Banking	(714)	(570)
Warehouse lines of credit	—	—
Total Core Banking	(714)	(570)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(32,556)	(25,824)
Other TRS commercial & industrial loans	(137)	(126)
Republic Credit Solutions	(8,860)	(6,118)
Total Republic Processing Group	(41,553)	(32,068)
Total charge-offs	(42,267)	(32,638)

Recoveries:

Traditional Banking:
Residential real estate	80	26
Commercial real estate	23	59
Commercial & industrial	2	109
Lease financing receivables	22	—
Home equity	1	1
Consumer	174	173
Total Traditional Banking	302	368
Warehouse lines of credit	—	—
Total Core Banking	302	368

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	4,067	473
Other TRS commercial & industrial loans	44	—
Republic Credit Solutions	640	465
Total Republic Processing Group	4,751	938
Total recoveries	5,053	1,306

Net loan charge-offs	(37,214)	(31,332)

Provision - Core Banking	1,802	5,181
Provision - RPG	33,969	27,724
Total Provision	35,771	32,905
ACLL at end of period	$80,687	$72,202

Credit Quality Ratios - Total Company:

ACLL to total loans	1.53%	1.43%
ACLL to nonperforming loans	393	412
Net loan charge-offs to average loans	1.40	1.31

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.19%	1.15%
ACLL to nonperforming loans	308	336
Net loan charge-offs to average loans	0.02	0.01

Table 11 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Six Months Ended
	June 30,
	2024	2023

Traditional Banking:
Residential real estate:
Owner occupied	—%	—%
Nonowner occupied	—	—
Commercial real estate	—	(0.01)
Construction & land development	—	—
Commercial & industrial	—	(0.05)
Lease financing receivables	0.08	—
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	1.28	0.55
Overdrafts	74.84	82.64
Automobile loans	(0.43)	0.09
Other consumer	0.44	0.08
Total Traditional Banking	0.02	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	34.58	35.70
Other TRS loans	0.78	0.88
Republic Credit Solutions	12.19	9.74
Total Republic Processing Group	22.76	21.68
Total	1.40%	1.32%

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

The Company’s net charge-offs to average total Company loans increased from 1.32% during the first six months of 2023 to 1.40% during the first six months of 2024, with net charge-offs increasing $5.9 million, or 19%, and average total Company loans increasing $573 million, or 12% over the same periods. As discussed in more detail above, the increase in net charge-offs was primarily driven by a $3.1 million increase in period-over-period net charge-offs within the Company’s TRS operations, and a $2.6 million increase in period-over-period net charge-offs within the Company’s RCS operations.

During the first six months of 2024 and 2023, the Company’s Core Bank net charge-offs to average Core Bank loans remained near zero.

Noninterest Income

Total Company noninterest income decreased $613,000 during the first six months of 2024 compared to the same period in 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $1.4 million, or 7%, for the first six months of 2024 compared to the same period in 2023, driven primarily by a $1.7 million payment received during the second quarter of 2023 related to a death benefit payment in excess of the cash surrender value for a BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2024 and 2023 were both $3.5 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2024 and 2023 were $599,000 and $610,000.

Tax Refund Solutions segment

TRS’s noninterest income decreased $759,000, or 5%, during the first six months of 2024 compared to the same period in 2023.

Regarding the noninterest income from TRS’s RT product, net RT revenue decreased 4% from $15.3 million during the first six months of 2023 to $14.6 million during the same period in 2024. RT revenue for 2024 at TRS was negatively impacted by a year-to year decline in payment volume received from the US Treasury, as the number of RTs processed during the first six months of 2024 declined approximately 3% from the six months of 2023. In addition, net RT revenue was also negatively impacted comparing the first six months of 2024 versus the first six months of 2023, as the volume mix shifted during the first six months of 2024 toward Tax Providers with revenue sharing arrangements less favorable to Republic.

Republic Credit Solutions segment

RCS’s noninterest income increased $1.4 million, or 26%, during the first six months of 2024 compared to the same period in 2023, with program fees representing the substantial majority of RCS’s noninterest income. The increase in RCS program fees primarily reflected higher sales volume and corresponding gains from RCS’s installment loan product and LOC II product.

Proceeds from the sale of RCS’s loan products totaled $589 million during the first six months of 2024, a 25% increase from the same period in 2023. Proceeds from the sale of RCS's LOC loan products totaled $467 million during the first six months of 2024, a 24% increase from the same period in 2023.

The following table presents RCS program fees by product:

Table 12 — RCS Program Fees by Product

	Six Months Ended Jun. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$4,832	$3,892	$940	24%
Hospital receivables	92	97	(5)	(5)
Installment loans*	2,120	1,556	564	36
Total	$7,044	$5,545	$1,499	27%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense decreased $3.4 million, or 3%, during the first six months of 2024 compared to the same period in 2023.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense decreased $4.8 million for the first six months of 2024 compared to the same period in 2023. The following primarily drove the change in noninterest expense:

●	Noninterest expenses associated with the acquired CBank operations were $2.4 million across all categories for the first six months of 2024, with $4.4 million of CBank related expenses during the first six months of 2023. The figure for the first six months of 2023 includes $2.2 million in merger related expenses that are not expected to recur in the future.

●	Legacy Salaries and Benefits expense decreased a net $1.6 million, or 3%, to $48.0 million for the first six months of 2024. The most notable changes within this category were as follows:

o	Direct legacy salaries increased a net $791,000, or 2%, due primarily to the cost of annual merit increases of approximately 4%, partially offset by a 41-count decrease in the number of FTEs from June 30, 2023 to June 30, 2024.

o	Estimated Legacy incentive compensation accruals decreased $2.0 million due to above noted decrease in FTEs, with a notable number of these associates having annual bonus opportunities.

o	Legacy Employee benefits declined $479,000, or 6%, due primarily to the above noted decrease in the number of FTEs and associated incentive compensation accruals.

●	Legacy Marketing expenses declined $488,000 primarily due to a reduced focus on media related marketing during the first half of 2024.

●	Within the other category, provision for off-balance sheet exposures declined by $510,000 due to an overall decrease in these unfunded commitments for the first six months of 2024, while the first six months of 2023 had an increase in these commitments.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.9 million, or 35%, during the first six months of 2024 compared to the same period in 2023. The most notable items driving this increase were in the LOC II product, including a $923,000 increase in third-party servicing costs for the product and a $1.1 million increase in marketing and development expenses related to the Company’s share of these expenses based on overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $400 million in cash and cash equivalents as of June 30, 2024 compared to $317 million as of December 31, 2023. Comparing average balances for the first six months of 2024 and 2023, the Company had average interest-earning cash and cash equivalent balances of $424 million for the first six months of 2024 compared to $178 million for the first six months of 2023. The increase in average interest-earning cash balances was the continuance of a strategic decision over the past year for additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.96% during the first six months of 2024 with a spot balance yield of approximately 4.82% on June 30, 2023. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Six Months Ended June 30, 2024
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2024
U.S. Government Agencies	$50,000	5.58%	2.34	yrs
Total	$50,000	5.58	2.34	yrs

Purchases by Class for the Three Months Ended June 30, 2024
U.S. Government Agencies	$—	—%	—	yrs
Total	$—	—	—	yrs

Total Purchases for the Six Months Ended June 30, 2024	$50,000	5.58%	2.34	yrs

Republic’s investment portfolio decreased $110 million from December 31, 2023 to June 30, 2024. The decrease was driven by $160 million in calls and maturities of debt securities, which were partially offset by the purchase of $50 million in agency securities. The Company elected to generally maintain the excess cash it received from the decline in its investment portfolio in interest-earning cash due to its more attractive yield as compared to longer-term investment options.

Loan Portfolio

The composition of the loan portfolio follows:

Table 14 — Loan Portfolio Composition

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,058,139	$1,144,684	$(86,545)	(8)%
Nonowner-occupied	331,954	345,965	(14,011)	(4)
Commercial real estate (1)	1,821,798	1,785,289	36,509	2
Construction & land development	239,615	217,338	22,277	10
Commercial & industrial	452,815	464,078	(11,263)	(2)
Lease financing receivables	88,529	88,591	(62)	(0)
Aircraft	240,275	250,051	(9,776)	(4)
Home equity	325,086	295,133	29,953	10
Consumer:
Credit cards	16,547	16,654	(107)	(1)
Overdrafts	746	694	52	7
Automobile loans	1,599	2,664	(1,065)	(40)
Other consumer	12,064	7,428	4,636	62
Total Traditional Banking	4,589,167	4,618,569	(29,402)	(1)
Warehouse lines of credit*	549,011	339,723	209,288	62
Total Core Banking	5,138,178	4,958,292	179,886	4

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	103,115	(103,115)	(100)
Other TRS commercial & industrial loans	92	46,092	(46,000)	(100)
Republic Credit Solutions	126,000	132,362	(6,362)	(5)
Total Republic Processing Group	126,092	281,569	(155,477)	(55)

Total loans**	5,264,270	5,239,861	24,409	0
Allowance for credit losses	(80,687)	(82,130)	1,443	(2)

Total loans, net	$5,183,583	$5,157,731	$25,852	1

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 62% and 63%, respectively, for June 30, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 38% and 37%, respectively, for June 30, 2024 and December 31, 2023.

Gross loans increased by $24 million, or 0%, during the first six months of 2023 to $5.3 billion as of June 30, 2024. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $29 million, or 1%, from December 31, 2023 to June 30, 2024. Primarily driving this change, during the last half of March 2024, Management made the decision to sell $67 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the second quarter of 2024 with the final dollar amount of loans sold being $67 million.

In addition to the loan sale, management has generally implemented a stricter pricing strategy across all loan types due to the inverted yield curve and elevated funding costs in the market. This stricter pricing strategy has led to a general slowdown in overall origination volume across most product types. Management believes it will maintain this stricter pricing strategy as long as the yield curve remains inverted and incremental funding costs remain elevated, most likely causing new loan production to remain well below 2023 levels for the remainder of 2024. It is also possible this stricter pricing policy could cause loan payoffs and paydowns to outpace new originations leading to a decline in the Traditional Bank’s loan balances over the remainder of 2024.

Warehouse

Outstanding Warehouse period-end balances increased $209 million from December 31, 2023 to June 30, 2024. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

As previously discussed, additional increases in long-term market interest rates could likely lead to a reduction in average outstanding balances driven by a decline in demand from Warehouse clients, as higher long-term interest rates generally drive lower demand for Warehouse borrowings. In addition, because the yield on Warehouse lines of credit are generally tied to short-term interest rates, additional increases in short-term interest rates could cause further competitive pricing pressures for the industry and the Core Bank, driving down the yield Warehouse earns on its lines of credits.

Tax Refund Solutions segment

Outstanding TRS loans decreased $46 million from December 31, 2023 to June 30, 2024 primarily reflecting the substantial paydown and charge-offs of ERAs originated during December 2023. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2023 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of June 30, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL decreased from $82 million as of December 31, 2023 to $81 million as of June 30, 2024. As a percent of total loans, the total Company’s ACLL decreased to 1.53% as of June 30, 2024 compared to 1.57% as of December 31, 2023. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $1 million to $60 million as of June 30, 2024 driven primarily by general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank increased in total during the first six months of 2024, the segment experienced a change in loan mix growing in loan categories, such as construction and land development, with higher loan loss reserve requirements. Partially offsetting the change in loan mix, the Traditional Bank reclassed $69 million of correspondent mortgage loans from held for investment into held for sale.

Warehouse

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2024 to December 31, 2023. As of June 30, 2024, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2024.

Tax Refund Solutions

The TRS ACLL decreased $4 million from December 31, 2023 to $0 as of June 30, 2024, with this decrease driven by the June 30, 2024 charge-off of all unpaid RAs originated during December 2023.

Republic Credit Solutions segment

The RCS ACLL increased $1 million to $19 million as of June 30, 2024, with this increase driven by an increase in the RCS LOC II spot loan balances and a change in the RCS loan mix as the outstanding RCS LOC I and healthcare receivables spot loan balances decreased.

RCS maintained an ACLL for two distinct credit products offered as of June 30, 2024, including its line-of-credit products and its healthcare-receivables products. As of June 30, 2024, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 54.69% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	June 30, 2024			December 31, 2023
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$9,544	20%	0.90%	$10,337	22%	0.90
Nonowner-occupied	2,957	6	0.89	3,047	7	0.88
Commercial real estate	26,161	35	1.44	25,830	33	1.45
Construction & land development	6,922	5	2.89	6,060	4	2.79
Commercial & industrial	4,133	9	0.91	4,236	9	0.91
Lease financing receivables	1,116	2	1.26	1,061	2	1.20
Aircraft	601	5	0.25	625	5	0.25
Home equity	6,059	6	1.86	5,501	6	1.86
Consumer:	—	—	—
Credit cards	1,067	—	6.45	1,074	—	6.45
Overdrafts	658	—	88.20	694	—	100.00
Automobile loans	19	—	1.19	32	—	1.20
Other consumer	628	—	5.21	501	—	6.74
Total Traditional Banking	59,865	88	1.30	58,998	88	1.28
Warehouse lines of credit	1,370	10	0.25	847	6	0.25
Total Core Banking	61,235	98	1.19	59,845	94	1.21

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	3,929	2	4
Other TRS commercial & industrial loans	—	—	—	61	1	0.13
Republic Credit Solutions	19,452	2	15.44	18,295	3	13.82
Total Republic Processing Group	19,452	2	15.43	22,285	6	7.91
Total	$80,687	100	1.53	$82,130	100	1.57

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans decreased approximately $1.2 million during the first six months of 2024, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first six months of 2023.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	20,497	20,253	244	1
PCD - Substandard	1,543	1,699	(156)	(9)
Total Classified Loans	22,040	21,952	88	0

Special Mention	50,140	51,447	(1,307)	(3)
PCD - Special Mention	407	447	(40)	(9)
Total Special Mention Loans	50,547	51,894	(1,347)	(3)

Total Classified and Special Mention Loans	$72,587	$73,846	$(1,259)	(2)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes loan modifications totaling approximately $153,000 and $2 million as of June 30, 2024 and December 31, 2023.

Nonperforming loans to total loans remained at 0.39% at both June 30, 2024 and December 31, 2023, as the total balance of nonperforming loans decreased by $77,000, or 4%, while total loans increased $24 million during the first six months of 2024.

The ACLL to total nonaccrual loans decreased to 405% as of June 30, 2024 from 429% as of December 31, 2023, as the total ACLL decreased $1.4 million and the balance of nonaccrual loans decreased by $53,000.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2024	December 31, 2023

Loans on nonaccrual status*	$19,910	$19,150
Loans past due 90-days-or-more and still on accrual**	631	1,468
Total nonperforming loans	20,541	20,618
Other real estate owned	1,265	1,370
Total nonperforming assets	$21,806	$21,988

Credit Quality Ratios - Total Company:
ACLL to total loans	1.53%	1.57%
Nonaccrual loans to total loans	0.38	0.37
ACLL to nonaccrual loans	405	429
Nonperforming loans to total loans	0.39	0.39
Nonperforming assets to total loans (including OREO)	0.41	0.42
Nonperforming assets to total assets	0.33	0.33

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.19%	1.21%
Nonaccrual loans to total loans	0.39	0.39
ACLL to nonaccrual loans	308	313
Nonperforming loans to total loans	0.39	0.39
Nonperforming assets to total loans (including OREO)	0.41	0.41
Nonperforming assets to total assets	0.35	0.35
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	June 30, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$16,459	1.56%	$15,056	1.32%
Nonowner-occupied	67	0.02	64	0.02
Commercial real estate	794	0.04	850	0.05
Construction & land development	—	—	—	—
Commercial & industrial	728	0.16	1,221	0.26
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	1,856	0.57	1,948	0.66
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	6	0.38	10	0.38
Other consumer	—	—	1	0.01
Total Traditional Banking	19,910	0.43	19,150	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,910	0.39	19,150	0.39

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	631	0.50	1,468	1.11
Total Republic Processing Group	631	0.50	1,468	0.52

Total nonperforming loans	$20,541	0.39%	$20,618	0.39%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
June 30, 2024		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	133	$4,958	48	$7,447	4	$4,054	185	$16,459
Nonowner-occupied	2	67	—	—	—	—	2	67
Commercial real estate	—	—	1	201	1	593	2	794
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	45	2	683	—	—	4	728
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	39	1,276	4	580	—	—	43	1,856
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	6	—	—	—	—	2	6
Other consumer	—	—	—	—	—	—	—	—
Total Traditional Banking	178	6,352	55	8,911	5	4,647	238	19,910
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	178	6,352	55	8,911	5	4,647	238	19,910

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	631	NM	631
Total Republic Processing Group	NM	—	—	—	—	631	NM	631

Total	178	$6,352	55	$8,911	5	$5,278	238	$20,541

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	125	$4,569	45	$7,200	3	$3,287	173	$15,056
Nonowner-occupied	3	64	—	—	—	—	3	64
Commercial real estate	—	—	1	191	1	659	2	850
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	1	339	1	821	4	1,221
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	36	1,236	3	712	—	—	39	1,948
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	10	—	—	—	—	3	10
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	170	5,941	50	8,442	5	4,767	225	19,150
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	170	5,941	50	8,442	5	4,767	225	19,150

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	1,468	NM	1,468
Total Republic Processing Group	NM	—	—	—	—	1,468	NM	1,468

Total	170	$5,941	50	$8,442	5	$6,235	225	$20,618

Table 20 — Roll-forward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Nonperforming loans at the beginning of the period	$21,374	$16,610	$20,618	$16,318
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,978	3,432	4,656	5,267
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,902)	(1,917)	(2,573)	(3,193)
Principal balance paydowns of loans nonperforming at both period ends	(408)	(392)	(1,323)	(680)
Net change in principal balance of other nonperforming loans*	(1,501)	(229)	(837)	(208)

Nonperforming loans at the end of the period	$20,541	$17,504	$20,541	$17,504
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Loans charged off	$—	$—	$(13)	$—
Loans transferred to OREO	—	—	(169)	—
Loan payoffs and paydowns	—	(1,463)	(155)	(1,518)
Loans returned to accrual status	(1,902)	(454)	(2,236)	(1,675)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,902)	$(1,917)	$(2,573)	$(3,193)

Based on the Bank’s review as of June 30, 2024, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.37% as of June 30, 2024 from 0.42% as of December 31, 2023. Core Bank delinquent loans to total Core Bank loans increased to 0.18% as of June 30, 2024 from 0.16% as of December 31, 2023. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2024 and December 31, 2023 were on nonaccrual status.

Table 22 — Delinquent Loan Composition*

	June 30, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$6,866	0.65%	$5,803	0.51%
Nonowner-occupied	20	0.01	—	—
Commercial real estate	190	0.01	—	—
Construction & land development	—	—	—	—
Commercial & industrial	730	0.16	1,360	0.29
Lease financing receivables	34	0.04	18	0.02
Aircraft	—	—	—	—
Home equity	1,247	0.38	767	0.26
Consumer:
Credit cards	65	0.39	35	0.21
Overdrafts	114	15.28	131	18.88
Automobile loans	1	0.06	2	0.08
Other consumer	46	0.38	60	0.81
Total Traditional Banking	9,313	0.20	8,176	0.18
Warehouse lines of credit	—	—	—	—
Total Core Banking	9,313	0.18	8,176	0.16

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	92	100.00	—	—
Republic Credit Solutions	9,878	7.84	13,916	10.51
Total Republic Processing Group	9,970	7.91	13,916	4.94

Total delinquent loans	$19,283	0.37%	$22,092	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Roll-forward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Delinquent loans at the beginning of the period	$21,412	$36,124	$22,092	$15,260
Loans that became delinquent during the period - Refund Advances*	—	—	—	—
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,455	2,761	4,296	4,588
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(1,866)	(2,410)	(2,438)	(4,684)
Principal balance paydowns of loans delinquent at both period ends	(99)	(46)	(716)	(49)
Net change in principal balance of other delinquent loans*	(3,619)	(20,511)	(3,951)	803
Delinquent loans at the end of period	$19,283	$15,918	$19,283	$15,918
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023

Loans charged off	$—	$—	$(15)	$(1)
Loans transferred to OREO	—	—	(169)	—
Loan payoffs and paydowns	(360)	(1,389)	(426)	(1,629)
Loans paid current	(1,506)	(1,021)	(1,828)	(3,054)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(1,866)	$(2,410)	$(2,438)	$(4,684)

Deposits

Table 25 — Deposit Composition

(in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change

Core Bank:
Demand	$1,161,644	$1,158,051	$3,593	0%
Money market accounts	1,140,030	1,007,356	132,674	13
Savings	318,991	263,238	55,753	21
Reciprocal money market	241,278	188,078	53,200	28
Individual retirement accounts (1)	35,037	33,793	1,244	4
Time deposits, $250 and over (1)	109,160	101,787	7,373	7
Other certificates of deposit (1)	241,205	225,614	15,591	7
Reciprocal time deposits (1)	95,751	90,857	4,894	5
Wholesale brokered deposits (1)	87,221	88,767	(1,546)	(2)
Total Core Bank interest-bearing deposits	3,430,317	3,157,541	272,776	9
Total Core Bank noninterest-bearing deposits	1,169,643	1,239,466	(69,823)	(6)
Total Core Bank deposits	4,599,960	4,397,007	202,953	5

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960	(199,960)	(100)
Interest-bearing prepaid card deposits	335,459	—	335,459	—
Money market accounts	23,881	18,664	5,217	28
Total RPG interest-bearing deposits	359,340	218,624	140,716	64

Noninterest-bearing prepaid card deposits	—	318,769	(318,769)	(100)
Other noninterest-bearing deposits	109,747	118,763	(9,016)	(8)
Total RPG noninterest-bearing deposits	109,747	437,532	(327,785)	(75)
Total RPG deposits	469,087	656,156	(187,069)	(29)

Total deposits	$5,069,047	$5,053,163	$15,884	0%
(1)	Includes time deposits

Total deposits increased $16 million from December 31, 2023 to $5.1 billion as of June 30, 2024. Total Core Bank deposits increased by $203 million, or 5%, from December 31, 2023. Within the Core Bank’s deposits, interest-bearing deposits increased $273 million and noninterest-bearing deposits decreased $70 million. The increase in Core Bank deposits was primarily driven by an $133 million increase in money market accounts and a $75 million increase in transaction deposits obtained from a third-party listing service.

The increase in Core Bank interest-bearing deposits was driven by $133 million of growth in money market deposits and, a $53 million increase reciprocal money market deposits, and a $56 increase savings deposits. The growth in money market and reciprocal money market deposits was primarily in exception-priced accounts as well as those products marketed with standard higher offering rates. The growth in savings deposit balances was driven primarily by funds received from a third-party listing service.

During the first six months of 2024, noninterest-bearing deposit balances continued their downward trend, while interest bearing categories generally increased. This decrease in noninterest-bearing deposits has been driven by a substantial increase in market interest rates caused the difference between what a client can earn for an interest-bearing deposit versus the client’s lack of a financial return for a noninterest-bearing deposit to become large enough to cause some clients to pursue other opportunities for their cash outside the Bank.

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

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $370 million as of June 30, 2024 compared to $380 million as of December 31, 2023. There were no overnight borrowings as of June 30, 2024 compared to $110 million as of December 31, 2023. The Company has utilized FHLB advances over the past year to partially fund its noninterest bearing deposit outflow and overall loan growth.

During the second quarter of 2024, the Bank elected to extend $100 million of FHLB borrowings during May and June through a third-party, fixed rate swap to take advantage of the inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term. This five-year-term annualized cost is approximately 113 basis points below the current annualized cost for overnight borrowings of 5.55%.

As of June 30, 2024, the Company’s $370 million of FHLB advances had a weighted-average maturity of 2.78 years and a weighted-average cost of 4.65%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

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

In addition, as noted in the section above, the Company entered into $100 million of notional amount balance sheet related interest rate swaps during the second quarter of 2024 in order to take advantage of the more attractive long-term pricing resulting from the inverted yield.

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

Table 26 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	June 30, 2024	December 31, 2023

Cash and cash equivalents	$400,059	$316,567
Unencumbered debt securities	407,061	491,783
Total liquid assets	807,120	808,350

Available borrowing capacity with the FHLB	848,449	730,265
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	948,449	830,265

Total liquid assets and available borrowing capacity	$1,755,569	$1,638,615

The Company generally carried higher average interest-earning cash balances during the first six months of 2024 as the result of a strategic decision to maintain additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

The Bank had a loan to deposit ratio (excluding brokered deposits) of 1.06% as of June 30, 2024 and 106% as of December 31, 2023. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of June 30, 2024, the Bank had approximately $1.0 billion in deposits from 192 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.8 billion, or 35%, of total deposits as of June 30, 2024. The 20 largest non-sweep deposit relationships represented approximately $410 million, or 8%, of the Company’s total deposit balances as of as of June 30, 2024. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of June 30, 2024 and December 31, 2023, these pledged investment securities had a fair value of $74 million and $100 million.

Capital

Total stockholders’ equity increased from $913 million as of December 31, 2023 to $955 million as of June 30, 2024. The increase in stockholders’ equity was primarily attributable to net income earned during the first six months of 2024 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of July 1, 2024, RB&T could, without prior approval, declare dividends of approximately $105 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.55% as of June 30, 2024 and 14.21% as of December 31, 2023. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 27 — Capital Ratios (1)

	As of June 30, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,008,548	16.72%	$968,844	16.10%
Republic Bank & Trust Company	964,441	16.01	931,923	15.50

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$933,311	15.47%	$893,658	14.85%
Republic Bank & Trust Company	889,105	14.76	856,744	14.25

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$933,311	15.47%	$893,658	14.85%
Republic Bank & Trust Company	889,105	14.76	856,744	14.25

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$933,311	14.00%	$893,658	13.89%
Republic Bank & Trust Company	889,105	13.30	856,744	13.25
(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points lower than those presented in the table above as of June 30, 2024 and approximately 6 basis points lower than those presented in the table above as of December 31, 2023.

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

As of June 30, 2024, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2024 and ending March 31, 2025 based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 28 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2024	3.0%	0.3%	(5.1)%	(3.2)%	2.2%	2.4%	3.6%	4.8%
% Change from base net interest income as of December 31, 2023	6.4%	5.0%	0.1%	0.2%	(1.0)%	(2.1)%	(3.1)%	(4.1)%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2023 to June 30, 2024 occurred in all the scenarios. In general, the period-to-period improvements in the up-rate scenarios were generally tied to the Company’s average interest-earning cash balances, which increased from December 2023 to June 2024. As a result, the benefit the Company expects to receive from rising short-term interest rates, as a result of its higher balances in immediately repricing interest-earning cash, increased. The benefit from the higher interest-earning cash balances was partially offset by lower projected interest income on loans as loan growth assumptions were lowered based on recent loan growth trends. Additionally, year to date deposit growth and year to date Traditional Bank loan decline has improved the forecast.

In the down rate scenarios, the Company’s interest rate risk position notably deteriorated as the higher interest-earning cash balances that benefited net interest income in the up-rate scenarios are projected to cause similar corresponding declines to net interest income in the down-rate rate scenarios. In addition, the Company’s projected net interest income in down-rate scenarios was also negatively impacted by revisions to the Bank’s deposit beta assumptions, as these assumptions were lowered, meaning deposit costs would remain higher, due to the Bank’s current competitive environment for deposits. The impact of these beta assumptions carries a greater weight as deposit balances have grown.

In addition, impacting all scenarios was the execution of $100 million in float to fixed interest rate swaps. Due to the inverted yield curve, this $100 million notional interest rate swap transaction improved earnings in the base case and for all rising rate scenarios, while deteriorating earnings in all falling rate scenarios.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023) and “RESULTS OF OPERATIONS (Six months ended June 30, 2024 Compared to Six Months Ended June 30, 2023).”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2024 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—	434,410
May 1 - May 31	—	—	—	434,410
June 1 - June 30	—	—	—	434,410
Total	—	$—	—	434,410

The Company did not repurchase any of its shares during the second quarter of 2024. In addition, in connection with employee stock awards, there were no shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2024 the Company had 434,410 shares which could be repurchased under its current share repurchase programs.

During the second quarter of 2024, there were 485 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1 31.1

Lease Agreement between Jaytee-Springhurst, LLC, and Republic Bank & Trust Company, dated June 14, 2024, relating to 9600 Brownsboro Road, Louisville, KY

Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Six months ended June 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 8, 2024	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: August 8, 2024	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer