Form 10-Q
period 2024-09-30
REPUBLIC BANCORP INC /KY/
filed 2024-11-07
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2024 was 17,295,748 and 2,150,090.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2023 Tax Season	December 2022 through February 2023
2024 Tax Season	December 2023 through February 2024
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased Credit Deteriorated
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	September 30,	December 31,
	2024	2023
ASSETS

Cash and cash equivalents	$530,865	$316,567
Available-for-sale debt securities, at fair value (amortized cost of $481,933 in 2024 and $618,525 in 2023, allowance for credit losses of $0 in 2024 and 2023)	466,916	591,313
Held-to-maturity debt securities (fair value of $10,882 in 2024 and $76,167 in 2023, allowance for credit losses of $5 in 2024 and $10 in 2023)	10,909	76,387
Equity securities with readily determinable fair value	239	174
Mortgage loans held for sale, at fair value	8,526	3,227
Consumer loans held for sale, at fair value	6,080	7,914
Consumer loans held for sale, at the lower of cost or fair value	19,801	16,094
Loans (loans carried at fair value of $0 in 2024 and $0 in 2023)	5,296,917	5,239,861
Allowance for credit losses	(82,158)	(82,130)
Loans, net	5,214,759	5,157,731
Federal Home Loan Bank stock, at cost	23,981	23,770
Premises and equipment, net	33,007	33,411
Right-of-use assets	35,897	34,691
Goodwill	40,516	40,516
Other real estate owned	1,212	1,370
Bank owned life insurance	106,288	103,916
Other assets and accrued interest receivable	193,474	187,810

TOTAL ASSETS	$6,692,470	$6,594,891

LIABILITIES

Deposits:
Noninterest-bearing	$1,260,086	$1,676,998
Interest-bearing	3,841,610	3,376,165
Total deposits	5,101,696	5,053,163

Securities sold under agreements to repurchase and other short-term borrowings	79,383	97,618
Operating lease liabilities	36,797	35,539
Federal Home Loan Bank advances	370,000	380,000
Other liabilities and accrued interest payable	124,889	115,815

Total liabilities	5,712,765	5,682,135

Commitments and contingent liabilities (Footnote 9)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,293,183 shares (2024) and 17,295,968 shares (2023) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,150,090 shares (2024) and 2,156,662 shares (2023) issued and outstanding	4,585	4,553
Additional paid in capital	146,838	142,124
Retained earnings	842,515	786,487
Accumulated other comprehensive (loss) income	(14,233)	(20,408)

Total stockholders’ equity	979,705	912,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,692,470	$6,594,891

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME:

Loans, including fees	$90,594	$78,175	$296,723	$242,984
Taxable investment securities	4,167	4,792	13,147	14,179
Federal Home Loan Bank stock and other	6,785	2,901	20,008	8,115
Total interest income	101,546	85,868	329,878	265,278

INTEREST EXPENSE:

Deposits	25,802	15,664	78,571	31,758
Securities sold under agreements to repurchase and other short-term borrowings	141	29	403	451
Federal Home Loan Bank advances	4,298	5,350	14,144	11,073
Total interest expense	30,241	21,043	93,118	43,282

NET INTEREST INCOME	71,305	64,825	236,760	221,996

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	5,660	3,730	41,425	36,635

NET INTEREST INCOME AFTER PROVISION	65,645	61,095	195,335	185,361

NONINTEREST INCOME:

Service charges on deposit accounts	3,693	3,559	10,532	10,385
Net refund transfer fees	582	242	15,213	15,528
Mortgage banking income	2,062	852	3,984	2,559
Interchange fee income	3,286	3,282	9,794	9,752
Program fees	4,962	4,041	13,539	11,021
Increase in cash surrender value of bank owned life insurance	826	690	2,372	2,014
Net losses on other real estate owned	(53)	(53)	(154)	(158)
Death benefits in excess of cash surrender value of life insurance	—	—	—	1,728
Other	1,455	1,732	3,252	3,848
Total noninterest income	16,813	14,345	58,532	56,677

NONINTEREST EXPENSE:

Salaries and employee benefits	28,792	28,747	87,651	89,472
Technology, equipment, and communication	7,544	7,311	22,374	21,459
Occupancy	3,224	3,503	10,455	10,500
Marketing and development	1,983	2,055	6,612	6,142
FDIC insurance expense	764	677	2,284	2,038
Interchange related expense	1,540	1,580	4,250	4,429
Legal and professional fees	870	803	2,695	2,693
Merger expense	—	(132)	41	2,068
Other	3,892	3,824	12,852	13,543
Total noninterest expense	48,609	48,368	149,214	152,344

INCOME BEFORE INCOME TAX EXPENSE	33,849	27,072	104,653	89,694
INCOME TAX EXPENSE	7,306	5,501	22,298	18,979
NET INCOME	$26,543	$21,571	$82,355	$70,715

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.37	$1.11	$4.25	$3.61
Class B Common Stock	1.25	1.01	3.87	3.28

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.37	$1.10	$4.24	$3.60
Class B Common Stock	1.24	1.01	3.85	3.27

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$26,543	$21,571	$82,355	$70,715

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives	(3,134)	—	(3,580)	—
Reclassification amount for net derivative losses realized in income	(289)	—	(380)	—
Unrealized gain (loss) on AFS debt securities	9,503	1,017	12,195	1,839
Total other comprehensive income (loss) before income tax	6,080	1,017	8,235	1,839
Income tax benefit (expense) related to items of other comprehensive income	(1,520)	(250)	(2,060)	(461)
Total other comprehensive income (loss), net of tax	4,560	767	6,175	1,378

COMPREHENSIVE INCOME	$31,103	$22,338	$88,530	$72,093

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

Net income	—	—	—	—	26,543	—	26,543
Net change in AOCI	—	—	—	—	—	4,560	4,560
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(7,007)	—	(7,007)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	17	—	4	1,767	(1,601)	—	170
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	60	—	—	60
Deferred compensation - Class A Common Stock:
Directors	—	—	—	109	—	—	109
Designated key employees	—	—	—	164	—	—	164
Employee stock purchase plan - Class A Common Stock	3	—	1	177	—	—	178
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	(2)	—	(1)	262	(120)	—	141
Stock options	—	—	—	124	—	—	124

Balance, September 30, 2024	17,293	2,150	$4,585	$146,838	$842,515	$(14,233)	$979,705

	Three Months Ended September 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2023	17,449	2,157	$4,617	$142,462	$771,260	$(31,368)	$886,971

Net income	—	—	—	—	21,571	—	21,571
Net change in AOCI	—	—	—	—	—	767	767
Dividends declared on Common Stock:
Class A Shares ($0.374 per share)	—	—	—	—	(6,448)	—	(6,448)
Class B Shares ($0.340 per share)	—	—	—	—	(734)	—	(734)
Stock options exercised, net of shares withheld	—	—	—	(10)	—	—	(10)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	(206)	—	(46)	(1,509)	(7,841)	—	(9,396)
Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	—	—	—	123	—	—	123
Designated key employees	—	—	—	36	—	—	36
Employee stock purchase plan - Class A Common Stock	4	—	1	172	—	—	173
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	—	—	—	—
Restricted stock, net of shares withheld	49	—	—	172	—	—	172
Stock options	—	—	—	175	—	—	175

Balance, September 30, 2023	17,296	2,157	$4,572	$141,621	$777,808	$(30,601)	$893,400

	Nine Months Ended September 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	82,355	—	82,355
Net change in AOCI	—	—	—	—	—	6,175	6,175
Dividends declared on Common Stock:
Class A Shares ($1.221 per share)	—	—	—	—	(20,989)	—	(20,989)
Class B Shares ($1.110 per share)	—	—	—	—	(2,388)	—	(2,388)
Stock options exercised, net of shares withheld	65	—	32	1,784	(2,510)	—	(694)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	106	—	—	106
Deferred compensation - Class A Common Stock:
Directors	—	—	—	620	—	—	620
Designated key employees	11	—	—	560	—	—	560
Employee stock purchase plan - Class A Common Stock	10	—	3	573	—	—	576
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	108	—	—	108
Restricted stock, net of shares withheld	(1)	—	(3)	507	(440)	—	64
Stock options	—	—	—	456	—	—	456

Balance, September 30, 2024	17,293	2,150	$4,585	$146,838	$842,515	$(14,233)	$979,705

	Nine Months Ended September 30, 2023

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	70,715	—	70,715
Net change in AOCI	—	—	—	—	—	1,378	1,378
Dividends declared on Common Stock:
Class A Shares ($1.122 per share)	—	—	—	—	(19,566)	—	(19,566)
Class B Shares ($1.020 per share)	—	—	—	—	(2,201)	—	(2,201)
Stock options exercised, net of shares withheld	—	—	(1)	(193)	—	—	(194)
Conversion of Class B to Class A Common Shares	3	(3)	—	—	—	—	—
Repurchase of Class A Common Stock	(363)	—	(80)	(2,640)	(13,390)	—	(16,110)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	349	—	—	349
Designated key employees	7	—	—	495	—	—	495
Employee stock purchase plan - Class A Common Stock	13	—	3	535	—	—	538
Stock-based awards - Class A Common Stock:
Restricted stock, net of shares withheld	51	—	2	798	—	—	800
Stock options	—	—	—	583	—	—	583

Balance, September 30, 2023	17,296	2,157	$4,572	$141,621	$777,808	$(30,601)	$893,400

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$82,355	$70,715
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,617	4,176
Net accretion and amortization on loans	(2,266)	(2,756)
Unrealized and realized losses on equity securities with readily determinable fair value	(65)	(26)
Depreciation of premises and equipment	5,278	4,930
Amortization of mortgage servicing rights	1,271	1,440
Provision for on-balance sheet exposures	41,425	36,635
Provision for off-balance sheet exposures	(340)	90
Net gain on sale of mortgage loans held for sale	(2,430)	(1,453)
Origination of mortgage loans held for sale	(137,891)	(53,750)
Proceeds from sale of mortgage loans held for sale	135,022	53,794
Net gain on sale of consumer loans held for sale	(11,221)	(8,880)
Origination of consumer loans held for sale	(940,901)	(756,714)
Proceeds from sale of consumer loans held for sale	950,249	761,497
Net gain realized on sale of other real estate owned	(4)	—
Writedowns of other real estate owned	158	158
Deferred compensation expense - Class A Common Stock	1,180	844
Stock-based awards and ESPP expense - Class A Common Stock	714	1,407
Amortization of right-of-use assets	4,076	4,590
Repayment of operating lease liabilities	(4,024)	(4,580)
Increase in cash surrender value of bank owned life insurance	(2,372)	(1,324)
Gain from death benefits received in excess of cash surrender value of BOLI	—	(1,728)
Net change in other assets and liabilities:
Accrued interest receivable	557	(5,366)
Accrued interest payable	1,106	1,778
Other assets	(7,687)	(25,675)
Other liabilities	6,666	6,452
Net cash provided by operating activities	125,473	86,254

INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	—	(40,970)
Purchases of available-for-sale debt securities	(110,000)	(30,000)
Purchases of held-to-maturity debt securities	—	(25,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	246,769	67,571
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	65,483	10,736
Net change in outstanding warehouse lines of credit	(255,440)	(54,472)
Net change in other loans	92,377	(323,283)
Proceeds from sale of mortgage loans transferred to held for sale	67,176	—
Net purchases of Federal Home Loan Bank stock	(211)	(22,274)
Proceeds from sale of other real estate owned	172	—
Proceeds of principal and earnings from bank-owned life insurance	—	1,528
Investments in low-income housing tax partnerships	(10,018)	10,221
Net purchases of premises and equipment	(4,874)	(5,278)
Net cash (used in) provided by investing activities	91,434	(411,221)

FINANCING ACTIVITIES:
Net change in deposits	48,533	34,059
Net change in securities sold under agreements to repurchase and other short-term borrowings	(18,235)	(136,159)
Payments of Federal Home Loan Bank advances	(815,000)	(538,000)
Proceeds from Federal Home Loan Bank advances	805,000	908,000
Repurchase of Class A Common Stock	—	(16,110)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	490	514
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(694)	(194)
Cash dividends paid	(22,703)	(21,179)
Net cash (used in) provided by financing activities	(2,609)	230,931
NET CHANGE IN CASH AND CASH EQUIVALENTS	214,298	(94,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	316,567	313,689
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$530,865	$219,653
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$92,013	$41,504
Income taxes	20,955	17,279
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$913	$381
Transfers from loans to real estate acquired in settlement of loans	169	2
Net transfers from loans held for investment to loans held for sale	67,176	—
New unfunded obligations in low-income-housing investments	11,000	27,000
Right-of-use assets recorded	5,282	3,480

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2024 and 2023 AND DECEMBER 31, 2023 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2023. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. All prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment, as well.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Bank

Traditional Banking segment — The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2024, Republic had 47 banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season.

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during the first nine months of 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables were settled during the third quarter of 2024. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

The following ASUs were adopted by the Company during the nine months ended September 30, 2024:

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

3. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2024 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$311,140	$31	$(6,774)	$—	$304,397
Private label mortgage-backed security	233	1,432	—	—	1,665
Mortgage-backed securities - residential	143,903	361	(9,601)	—	134,663
Collateralized mortgage obligations	20,804	44	(692)	—	20,156
Corporate bonds	2,007	5	—	—	2,012
Trust preferred security	3,846	177	—	—	4,023
Total available-for-sale debt securities	$481,933	$2,050	$(17,067)	$—	$466,916

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$421,576	$—	$(14,543)	$—	$407,033
Private label mortgage-backed security	443	1,330	—	—	1,773
Mortgage-backed securities - residential	167,996	176	(13,462)	—	154,710
Collateralized mortgage obligations	22,698	36	(1,075)	—	21,659
Corporate bonds	2,012	8	—	—	2,020
Trust preferred security	3,800	318	—	—	4,118
Total available-for-sale debt securities	$618,525	$1,868	$(29,080)	$—	$591,313

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
September 30, 2024 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	23	1	—	24	—
Collateralized mortgage obligations	5,896	45	(82)	5,859	—
Corporate bonds	4,995	4	—	4,999	(5)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$10,914	$50	$(82)	$10,882	$(5)

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(163)	$64,837	$—
Mortgage-backed securities - residential	25	—	—	25	—
Collateralized mortgage obligations	6,386	48	(121)	6,313	—
Corporate bonds	4,986	6	—	4,992	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,397	$54	$(284)	$76,167	$(10)

Sales of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2024 and 2023, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2024 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
September 30, 2024 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$166,174	$163,666	$—	$—
Due from one year to five years	131,973	127,738	4,996	4,999
Due from five years to ten years	15,000	15,005	—	—
Due beyond ten years	3,846	4,023	—	—
Private label mortgage-backed security	233	1,665	—	—
Mortgage-backed securities - residential	143,903	134,663	23	24
Collateralized mortgage obligations	20,804	20,156	5,895	5,859
Total debt securities	$481,933	$466,916	$10,914	$10,882

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$49,622	$(1,231)	$179,801	$(5,543)	$229,423	$(6,774)
Mortgage-backed securities - residential	29,809	(3,709)	83,205	(5,892)	113,014	(9,601)
Collateralized mortgage obligations	356	(3)	16,382	(689)	16,738	(692)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$79,787	$(4,943)	$279,388	$(12,124)	$359,175	$(17,067)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,707	$(84)	$380,326	$(14,459)	$407,033	$(14,543)
Mortgage-backed securities - residential	1,911	(23)	136,180	(13,439)	138,091	(13,462)
Collateralized mortgage obligations	1,668	(52)	17,239	(1,023)	18,907	(1,075)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$30,286	$(159)	$533,745	$(28,921)	$564,031	$(29,080)

As of September 30, 2024, the Bank’s security portfolio consisted of 174 securities, 92 of which were in an unrealized loss position.

As of December 31, 2023, the Bank’s security portfolio consisted of 191 securities, 144 of which were in an unrealized loss position.

As of September 30, 2024 and December 31, 2023, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $1.7 million as of September 30, 2024. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security under Footnote 10 “Fair Value” in this section of the filing.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2024, with the exception of the $1.7 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of September 30, 2024 and December 31, 2023, there were gross unrealized losses of $10.3 million and $14.5 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The tables below present a roll-forward for the three and nine months ended September 30, 2024 and 2023 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended September 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	4	1	—	—	5	10	—	—	—	10

Total	$4	$1	$—	$—	$5	$10	$—	$—	$—	$10

	ACLS Roll-forward
	Nine Months Ended September 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	(5)	—	—	5	10	—	—	—	10

Total	$10	$(5)	$—	$—	$5	$10	$—	$—	$—	$10

There were no HTM debt securities on nonaccrual or past due 90 days or more as of September 30, 2024 and December 31, 2023. All of the Company’s HTM corporate bonds were rated investment grade as of September 30, 2024 and December 31, 2023.

There were no HTM debt securities considered collateral dependent as of September 30, 2024 and December 31, 2023.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $2 million and $2 million as of September 30, 2024 and December 31, 2023. Accrued interest receivable on HTM debt securities totaled $68,000 for the nine months ended and $384,000 as of September 30, 2024 and December 31, 2023.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Amortized cost	$82,037	$106,169
Fair value	80,903	99,530
Carrying amount	80,903	99,530

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$239	$—	$239
Total equity securities with readily determinable fair values	$—	$239	$—	$239

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair values	$—	$174	$—	$174

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$42	$42	$—	$16	$16
Total equity securities with readily determinable fair value	$—	$42	$42	$—	$16	$16

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$65	$65	$—	$26	$26
Total equity securities with readily determinable fair value	$—	$65	$65	$—	$26	$26

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$8,341	$5,757	$7,914	$4,706
Origination of consumer loans held for sale	43,268	34,280	120,668	87,224
Proceeds from the sale of consumer loans held for sale	(46,704)	(32,545)	(125,795)	(85,994)
Net gain on sale of consumer loans held for sale	1,175	951	3,293	2,507
Balance, end of period	$6,080	$8,443	$6,080	$8,443

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$23,860	$15,787	$16,094	$13,169
Origination of consumer loans held for sale	307,145	252,808	820,233	669,490
Proceeds from the sale of consumer loans held for sale	(314,206)	(257,452)	(824,454)	(675,503)
Net gain on sale of consumer loans held for sale	3,002	2,386	7,928	6,373
Balance, end of period	$19,801	$13,529	$19,801	$13,529

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	September 30, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$1,046,385	$1,144,684
Nonowner-occupied	326,273	345,965
Commercial real estate (1)	1,813,303	1,785,289
Construction & land development	247,730	217,338
Commercial & industrial	437,911	464,078
Lease financing receivables	89,653	88,591
Aircraft	235,327	250,051
Home equity	341,204	295,133
Consumer:
Credit cards	16,762	16,654
Overdrafts	827	694
Automobile loans	1,340	2,664
Other consumer	10,181	7,428
Total Traditional Banking	4,566,896	4,618,569
Warehouse lines of credit*	595,163	339,723
Total Core Banking	5,162,059	4,958,292

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	103,115
Other TRS commercial & industrial loans	302	46,092
Republic Credit Solutions	134,556	132,362
Total Republic Processing Group	134,858	281,569

Total loans**	5,296,917	5,239,861
Allowance for credit losses	(82,158)	(82,130)

Total loans, net	$5,214,759	$5,157,731

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64% and 63%, respectively, for September 30, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36% and 37%, respectively, for September 30, 2024 and December 31, 2023.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2024	December 31, 2023

Contractually receivable	$5,304,509	$5,246,621
Unearned income	(3,126)	(2,556)
Unamortized premiums	224	1,060
Unaccreted discounts	(1,809)	(2,533)
Other net unamortized deferred origination (fees) and costs	(2,881)	(2,731)
Carrying value of loans	$5,296,917	$5,239,861

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of September 30, 2024 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$66,466	$242,069	$189,402	$161,944	$156,724	$201,870	$—	$5,825	$1,024,300
Special Mention	—	—	—	—	96	5,488	—	—	5,584
Substandard	11	715	1,939	2,260	2,018	9,558	—	—	16,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$66,477	$242,784	$191,341	$164,204	$158,838	$216,916	$—	$5,825	$1,046,385
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$11,204	$54,563	$58,719	$70,475	$59,171	$62,420	$—	$7,808	$324,360
Special Mention	—	—	1,841	—	—	20	—	—	1,861
Substandard	—	—	—	—	—	52	—	—	52
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,204	$54,563	$60,560	$70,475	$59,171	$62,492	$—	$7,808	$326,273
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$86,991	$219,028	$345,505	$278,035	$306,211	$327,303	$33,192	$178,283	$1,774,548
Special Mention	1,182	—	—	4,840	5,964	24,930	317	—	37,233
Substandard	—	—	—	—	1,090	432	—	—	1,522
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,173	$219,028	$345,505	$282,875	$313,265	$352,665	$33,509	$178,283	$1,813,303
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$24,164	$110,382	$88,554	$16,886	$2,532	$4,109	$862	$—	$247,489
Special Mention	—	241	—	—	—	—	—	—	241
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,164	$110,623	$88,554	$16,886	$2,532	$4,109	$862	$—	$247,730
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$54,742	$80,322	$67,288	$51,615	$27,939	$27,519	$115,632	$4,815	$429,872
Special Mention	74	38	387	1,400	1,056	2,303	1,850	—	7,108
Substandard	—	—	105	2	—	339	141	344	931
Doubtful	—	—	—	—	—	—	—	—	—
Total	$54,816	$80,360	$67,780	$53,017	$28,995	$30,161	$117,623	$5,159	$437,911
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$23,107	$37,526	$17,812	$6,883	$2,813	$740	$—	$—	$88,881
Special Mention	—	151	23	67	88	67	—	—	396
Substandard	—	—	343	33	—	—	—	—	376
Doubtful	—	—	—	—	—	—	—	—	—
Total	$23,107	$37,677	$18,178	$6,983	$2,901	$807	$—	$—	$89,653
YTD Gross Charge-offs	$—	$45	$13	$—	$—	$32	$—	$—	$90

Aircraft:
Risk Rating
Pass or not rated	$25,211	$80,760	$48,925	$36,720	$25,287	$18,051	$—	$—	$234,954
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	315	—	58	—	—	373
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,211	$80,760	$48,925	$37,035	$25,287	$18,109	$—	$—	$235,327
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$339,134	$—	$339,134
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	2,070	—	2,070
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$341,204	$—	$341,204
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$29	$—	$29

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$5,480	$2,714	$274	$110	$32	$1,728	$18,764	$—	$29,102
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8	—	—	8
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,480	$2,714	$274	$110	$32	$1,736	$18,764	$—	$29,110
YTD Gross Charge-offs	$823	$1,169	$—	$1	$—	$—	$848	$—	$2,841

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$595,163	$—	$595,163
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$595,163	$—	$595,163
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$302	$—	$—	$—	$—	$—	$—	$—	$302
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$302	$—	$—	$—	$—	$—	$—	$—	$302
YTD Gross Charge-offs	$32,692	$—	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$10,167	$12,450	$3,701	$334	$334	$41,201	$66,110	$—	$134,297
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	259	—	259
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,167	$12,450	$3,701	$334	$334	$41,201	$66,369	$—	$134,556
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,882	$—	$13,882

Grand Total:
Risk Rating
Pass or not rated	$307,834	$839,814	$820,180	$623,002	$581,043	$684,941	$1,168,857	$196,731	$5,222,402
Special Mention	1,256	430	2,251	6,307	7,204	32,808	2,167	—	52,423
Substandard	11	715	2,387	2,610	3,108	10,447	2,470	344	22,092
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$309,101	$840,959	$824,818	$631,919	$591,355	$728,196	$1,173,494	$197,075	$5,296,917
YTD Gross Charge-offs	$33,515	$1,224	$52	$14	$—	$32	$14,759	$—	$49,596

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$346,195	$200,715	$175,030	$167,493	$59,982	$170,402	$—	$2,474	$1,122,291
Special Mention	41	—	—	—	—	6,309	—	—	6,350
Substandard	—	2,526	1,885	1,226	1,040	9,366	—	—	16,043
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346,236	$203,241	$176,915	$168,719	$61,022	$186,077	$—	$2,474	$1,144,684
YTD Gross Charge-offs	$—	$10	$16	$—	$—	$—	$—	$—	$26

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$63,405	$69,827	$82,814	$47,395	$28,416	$44,280	$—	$7,597	$343,734
Special Mention	170	1,971	—	—	—	26	—	—	2,167
Substandard	—	—	16	—	—	48	—	—	64
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,575	$71,798	$82,830	$47,395	$28,416	$44,354	$—	$7,597	$345,965
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$342,658	$439,643	$351,600	$174,093	$84,457	$179,849	$32,491	$143,670	$1,748,461
Special Mention	23,852	1,020	374	—	3,668	5,330	1,716	—	35,960
Substandard	—	—	—	—	—	868	—	—	868
Doubtful	—	—	—	—	—	—	—	—	—
Total	$366,510	$440,663	$351,974	$174,093	$88,125	$186,047	$34,207	$143,670	$1,785,289
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$140,753	$87,497	$70,149	$13,150	$10,175	$10,782	$120,069	$3,968	$456,543
Special Mention	349	423	3,473	—	—	1,476	542	—	6,263
Substandard	49	36	3	—	339	—	25	820	1,272
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,151	$87,956	$73,625	$13,150	$10,514	$12,258	$120,636	$4,788	$464,078
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$45,824	$23,956	$10,265	$4,571	$2,344	$545	$—	$—	$87,505
Special Mention	429	30	162	183	27	88	—	—	919
Substandard	—	102	—	—	—	65	—	—	167
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,253	$24,088	$10,427	$4,754	$2,371	$698	$—	$—	$88,591
YTD Gross Charge-offs	$20	$113	$—	$—	$—	$8	$—	$—	$141

Aircraft:
Risk Rating
Pass or not rated	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$292,890	$—	$292,890
Special Mention	—	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	—	2,008	—	2,008
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$295,133	$—	$295,133
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2

Consumer:
Risk Rating
Pass or not rated	$3,947	$1,194	$181	$74	$1,186	$2,234	$18,611	$—	$27,427
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1	12	—	—	13
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,947	$1,194	$181	$74	$1,187	$2,246	$18,611	$—	$27,440
YTD Gross Charge-offs	$9	$11	$8	$—	$—	$7	$1,147	$—	$1,182

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
YTD Gross Charge-offs (1)	$20,418	$5,533	$—	$—	$—	$—	$—	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$30,607	$7,203	$579	$454	$996	$36,372	$54,634	$—	$130,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,517	—	1,517
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,607	$7,203	$579	$454	$996	$36,372	$56,151	$—	$132,362
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,912	$—	$13,912

Grand Total:
Risk Rating
Pass or not rated	$1,328,184	$975,037	$752,275	$438,155	$201,876	$451,439	$858,643	$160,406	$5,166,015
Special Mention	24,841	3,444	4,009	183	3,695	13,229	2,493	—	51,894
Substandard	49	2,664	1,904	1,226	1,380	10,359	3,550	820	21,952
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$1,353,074	$981,145	$758,188	$439,564	$206,951	$475,027	$864,686	$161,226	$5,239,861
YTD Gross Charge-offs	$20,447	$5,667	$24	$—	$—	$15	$15,061	$—	$41,214

(1) Loans and YTD Gross Charge-offs have been revised for an immaterial correction into Term Loan categories from a Revolving Loan category as previously reported in the 2023 Annual Report on Form 10-K.

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended September 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$9,544	$(141)	$(10)	$24	$9,417	$9,899	$—	$318	$(9)	$23	$10,231
Nonowner-occupied	2,957	(52)	—	1	2,906	3,086	—	(51)	—	1	3,036
Commercial real estate	26,161	(135)	—	313	26,339	25,089	—	251	—	7	25,347
Construction & land development	6,922	(261)	—	—	6,661	4,811	—	325	—	—	5,136
Commercial & industrial	4,133	(122)	—	1	4,012	4,322	—	(148)	—	7	4,181
Lease financing receivables	1,116	8	(32)	24	1,116	825	—	265	—	10	1,100
Aircraft	601	(13)	—	—	588	521	—	46	—	—	567
Home equity	6,059	310	(29)	10	6,350	4,770	—	375	—	1	5,146
Consumer:
Credit cards	1,067	24	(59)	48	1,080	1,103	—	3	(30)	16	1,092
Overdrafts	658	181	(231)	51	659	706	—	128	(243)	49	640
Automobile loans	19	(25)	—	20	14	53	—	16	(30)	2	41
Other consumer	628	1,714	(1,947)	12	407	382	—	39	(20)	13	414
Total Traditional Banking	59,865	1,488	(2,308)	504	59,549	55,567	—	1,567	(332)	129	56,931
Warehouse lines of credit	1,370	116	—	—	1,486	1,346	—	(203)	—	—	1,143
Total Core Banking	61,235	1,604	(2,308)	504	61,035	56,913	—	1,364	(332)	129	58,074

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	(2,311)	—	2,311	—	—	—	(1,939)	—	1,939	—
Other TRS commercial & industrial loans	—	1	—	—	1	—	—	(28)	—	29	1
Republic Credit Solutions	19,452	6,365	(5,022)	327	21,122	15,289	—	4,333	(3,340)	219	16,501
Total Republic Processing Group	19,452	4,055	(5,022)	2,638	21,123	15,289	—	2,366	(3,340)	2,187	16,502

Total	$80,687	$5,659	$(7,330)	$3,142	$82,158	$72,202	$—	$3,730	$(3,672)	$2,316	$74,576

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for PCD loans.

	ACLL Roll-forward
	Nine Months Ended September 30,
	2024						2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,337	$(961)	$(62)	$103	$9,417	$8,909	$—	$1,298	$(24)	$48	$10,231
Nonowner-occupied	3,047	(143)	—	2	2,906	2,831	—	203	—	2	3,036
Commercial real estate	25,830	173	—	336	26,339	23,739	—	1,542	—	66	25,347
Construction & land development	6,060	601	—	—	6,661	4,123	—	1,013	—	—	5,136
Commercial & industrial	4,236	(227)	—	3	4,012	3,976	—	89	—	116	4,181
Lease financing receivables	1,061	99	(90)	46	1,116	110	216	764	—	10	1,100
Aircraft	625	(37)	—	—	588	449	—	118	—	—	567
Home equity	5,501	867	(29)	11	6,350	4,628	—	516	—	2	5,146
Consumer:
Credit cards	1,074	133	(190)	63	1,080	996	—	158	(103)	41	1,092
Overdrafts	694	443	(658)	180	659	726	—	437	(676)	153	640
Automobile loans	32	(41)	—	23	14	87	—	(16)	(37)	7	41
Other consumer	501	1,860	(1,993)	39	407	135	—	289	(62)	52	414
Total Traditional Banking	58,998	2,767	(3,022)	806	59,549	50,709	216	6,411	(902)	497	56,931
Warehouse lines of credit	847	639	—	—	1,486	1,009	—	134	—	—	1,143
Total Core Banking	59,845	3,406	(3,022)	806	61,035	51,718	216	6,545	(902)	497	58,074

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,929	22,249	(32,555)	6,377	—	3,797	—	19,615	(25,823)	2,411	—
Other TRS commercial & industrial loans	61	33	(137)	44	1	91	—	7	(128)	31	1
Republic Credit Solutions	18,295	15,742	(13,882)	967	21,122	14,807	—	10,468	(9,459)	685	16,501
Total Republic Processing Group	22,285	38,024	(46,574)	7,388	21,123	18,695	—	30,090	(35,410)	3,127	16,502

Total	$82,130	$41,430	$(49,596)	$8,194	$82,158	$70,413	$216	$36,635	$(36,312)	$3,624	$74,576

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for PCD loans.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of September 30, 2024 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Loans on nonaccrual status*	$19,381	$19,150
Loans past due 90-days-or-more and still on accrual**	164	1,468
Total nonperforming loans	19,545	20,618
Other real estate owned	1,212	1,370
Total nonperforming assets	$20,757	$21,988

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.37%	0.39%
Nonperforming assets to total loans (including OREO)	0.39	0.42
Nonperforming assets to total assets	0.31	0.33

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.38%	0.39%
Nonperforming assets to total loans (including OREO)	0.40	0.41
Nonperforming assets to total assets	0.33	0.35
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Traditional Banking:
Residential real estate:
Owner-occupied	$15,660	$15,056	$—	$—
Nonowner-occupied	64	64	—	—
Commercial real estate	737	850	—	—
Construction & land development	—	—	—	—
Commercial & industrial	854	1,221	—	—
Lease financing receivables	134	—	—	—
Aircraft	—	—	—	—
Home equity	1,868	1,948	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	5	10	—	—
Other consumer	59	1	—	—
Total Traditional Banking	19,381	19,150	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,381	19,150	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	164	1,468
Total Republic Processing Group	—	—	164	1,468

Total	$19,381	$19,150	$164	$1,468

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2024			September 30, 2024	September 30, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$373	$15,287	$15,660	$273	$813
Nonowner-occupied	27	37	64	—	15
Commercial real estate	737	—	737	43	112
Construction & land development	—	—	—	—	—
Commercial & industrial	713	141	854	9	9
Lease financing receivables	—	134	134	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,868	1,868	84	241
Consumer	5	59	64	100	101
Total	$1,855	$17,526	$19,381	$509	$1,291

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2023			September 30, 2023	September 30, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$376	$14,680	$15,056	$224	$664
Nonowner-occupied	20	44	64	7	8
Commercial real estate	850	—	850	31	142
Construction & land development	—	—	—	—	—
Commercial & industrial	1,221	—	1,221	23	23
Lease financing receivables	—	—	—	—	—
Aircraft	—	—	—	—	—
Home equity	—	1,948	1,948	45	106
Consumer	8	3	11	—	6
Total	$2,475	$16,675	$19,150	$330	$949

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
September 30, 2024	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,137	$2,161	$1,805	$7,103	$1,039,282	$1,046,385
Nonowner-occupied	—	—	—	—	326,273	326,273
Commercial real estate	90	433	—	523	1,812,780	1,813,303
Construction & land development	—	—	—	—	247,730	247,730
Commercial & industrial	168	27	854	1,049	436,862	437,911
Lease financing receivables	3	—	33	36	89,617	89,653
Aircraft	—	—	—	—	235,327	235,327
Home equity	824	67	219	1,110	340,094	341,204
Consumer:
Credit cards	37	7	—	44	16,718	16,762
Overdrafts	137	6	—	143	684	827
Automobile loans	—	—	—	—	1,340	1,340
Other consumer	32	7	1	40	10,141	10,181
Total Traditional Banking	4,428	2,708	2,912	10,048	4,556,848	4,566,896
Warehouse lines of credit	—	—	—	—	595,163	595,163
Total Core Banking	4,428	2,708	2,912	10,048	5,152,011	5,162,059

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	302	302
Republic Credit Solutions	8,587	2,151	164	10,902	123,654	134,556
Total Republic Processing Group	8,587	2,151	164	10,902	123,956	134,858

Total	$13,015	$4,859	$3,076	$20,950	$5,275,967	$5,296,917
Delinquency ratio***	0.25%	0.09%	0.06%	0.40%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,396	$769	$1,638	$5,803	$1,138,881	$1,144,684
Nonowner-occupied	—	—	—	—	345,965	345,965
Commercial real estate	—	—	—	—	1,785,289	1,785,289
Construction & land development	—	—	—	—	217,338	217,338
Commercial & industrial	140	36	1,184	1,360	462,718	464,078
Lease financing receivables	18	—	—	18	88,573	88,591
Aircraft	—	—	—	—	250,051	250,051
Home equity	417	96	254	767	294,366	295,133
Consumer:
Credit cards	31	4	—	35	16,619	16,654
Overdrafts	129	1	1	131	563	694
Automobile loans	—	—	2	2	2,662	2,664
Other consumer	53	7	—	60	7,368	7,428
Total Traditional Banking	4,184	913	3,079	8,176	4,610,393	4,618,569
Warehouse lines of credit	—	—	—	—	339,723	339,723
Total Core Banking	4,184	913	3,079	8,176	4,950,116	4,958,292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	103,115	103,115
Other TRS commercial & industrial loans	—	—	—	—	46,092	46,092
Republic Credit Solutions	9,387	3,061	1,468	13,916	118,446	132,362
Total Republic Processing Group	9,387	3,061	1,468	13,916	267,653	281,569

Total	$13,571	$3,974	$4,547	$22,092	$5,217,769	$5,239,861
Delinquency ratio***	0.25%	0.08%	0.09%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	September 30, 2024		December 31, 2023
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$19,704	$—	$18,602	$—
Nonowner-occupied	52	—	64	—
Commercial real estate	1,525	—	870	—
Construction & land development	—	—	—	—
Commercial & industrial	930	—	1,273	—
Lease financing receivables	—	376	—	108
Aircraft	—	373	—	—
Home equity	2,086	—	2,008	—
Consumer	—	7	—	13
Total Traditional Banking	$24,297	$756	$22,817	$121

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following tables show the amortized cost of loans and leases as of September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the three months and nine months ended September 30, 2024 and September 30,2023, segregated by portfolio segment and type of modification. The following tables show the amortized cost of loans and leases modified by type. The average deferral period was three months, the average rate reduction was one percent, and the average extension was twelve years as of September 30, 2024.

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended September 30, 2024
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	—	$—	—	$—
Nonowner-occupied	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	2	26	—	—
Republic Processing Group	—	—	—	—	248	60	—	—
Total Loan Modifications	—	$—	—	$—	250	$86	—	$—

	Amortized Cost Basis of Modified Financing Receivables
	Nine Months Ended September 30, 2024
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	1	$11	1	$152
Nonowner-occupied	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	2	26	—	—
Republic Processing Group	—	—	—	—	383	95	—	—
Total Loan Modifications	—	$—	—	$—	386	$132	1	$152

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended September 30, 2023
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	4	$239	—	$—
Nonowner-occupied	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	1	433	—	—
Consumer	—	—	—	—	—	—	—	—
Republic Processing Group	—	—	—	—	383	84	—	—
Total Loan Modifications	—	$—	—	$—	388	$756	—	$—

	Amortized Cost Basis of Modified Financing Receivables
	Nine Months Ended September 30, 2023
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	2	$258	13	$1,006	—	$—
Home equity	—	—	—	—	4	566	—	—
Republic Processing Group	—	—	—	—	383	84	—	—
Total Loan Modifications	—	$—	2	$258	400	$1,656	—	$—

The following tables show the amortized cost of loans and leases as of September 30, 2024 and September 30, 2023 that were both experiencing financial difficulty and modified during the three months and nine months ended September 30, 2024 and September 30,2023, segregated by type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Total Loan Modification by Type				Total Loan Modification by Type
	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Accruing		Nonaccruing		Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—	—	$—	—	$—
Principal deferral	250	86	—	—	386	132	—	—
Combination- term extension and principal deferral	—	—	—	—	—	—	—	—
Combination- term extension and rate reduction	—	—	—	—	—	—	1	152
Total Loan Modifications	250	$86	—	$—	386	$132	1	$152

	Total Loan Modification by Type				Total Loan Modification by Type
	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Accruing		Nonaccruing		Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	—	$—	—	$—	—	$—
Principal deferral	383	84	5	672	383	84	19	1,830
Total Loan Modifications	383	$84	5	$672	383	$84	19	$1,830

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications			Accruing Loan Modifications
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	—	$—	—%	1	$11	0.00%
Commercial & industrial	2	26	0.01	2	26	0.01
Republic Processing Group	248	60	0.04	383	95	0.07
Total Accruing Loan Modifications	250	$86	0.00%	386	$132	NM %

	Nonaccruing Loan Modifications			Nonaccruing Loan Modifications
	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	—	$—	—%	1	$152	0.01%
Home equity	—	—	—	—	—	—
Total Nonaccruing Loan Modifications	—	$—	—%	1	$152	0.00%

Accruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	—	$—	—%	—	$—	—%
Commercial & industrial	—	—	—	—	—	—
Republic Processing Group	383	$84	0.07	383	84	0.07
Total Accruing Loan Modifications	383	$84	NM %	383	$84	NM %

	Nonaccruing Loan Modifications
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
			% of Total			% of Total
		Amortized	of Financing		Amortized	of Financing
(dollars in thousands)	Loans (#)	Cost Basis ($)	Receivable	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	4	$239	0.02%	4	$566	0.05%
Home equity	1	433	0.16	15	1,264	0.46
Total Nonaccruing Loan Modifications	5	$672	0.01%	19	$1,830	0.04%

There were no commitments to lend additional amounts to the borrowers included in the previous loan modification tables.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of such loans and leases that have been modified during the past twelve months as of September 30, 2024 and as of September 30, 2023.

	Accruing Loan Modifications
	At September 30, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$11	$—	$—
Nonowner occupied	—	—	—
Commercial & industrial	26	—	—
Home equity	22	—	—
Republic Processing Group	95	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended September 30, 2024	$154	$—	$—

	Nonaccruing Loan Modifications
	At September 30, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$437	$—	$—
Nonowner occupied	—	—	—
Home equity	65	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended September 30, 2024	$502	$—	$—

Accruing Loan Modifications
At September 30, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$—	$—	$—
Nonowner occupied	—	—	—
Commercial & industrial	—	—	—
Home equity	—	—	—
Republic Processing Group	84	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended September 30, 2023	$84	$—	$—

	Nonaccruing Loan Modifications
	At September 30, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$932	$188	$168
Nonowner occupied	—	—	—
Home equity	542	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended September 30, 2023	$1,474	$188	$168

There were no modified loans and leases that had a payment default during the nine months ended September 30, 2024 or September 30, 2023 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2024	December 31, 2023

Commercial real estate	$1,212	$1,370

Total other real estate owned	$1,212	$1,370

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	September 30, 2024	December 31, 2023

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,735	$1,556

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

Information regarding calendar year activities for RAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Refund Advances originated	$—	$—	$771,091	$737,047
Net charge to the Provision for RAs, including ERAs	(2,311)	(1,939)	22,249	19,615
Provision as a percentage of RAs, including ERAs, originated	NA	NA	2.89%	2.66%
Refund Advances net charge-offs (recoveries)	$(2,311)	$(1,939)	$26,178	$23,412
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	NA	NA	3.39%	3.18%

6. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2024	December 31, 2023

Core Bank:
Demand	$1,158,108	$1,158,051
Money market accounts	1,232,060	1,007,356
Savings	259,076	263,238
Reciprocal money market	263,602	188,078
Individual retirement accounts (1)	35,555	33,793
Time deposits, $250 and over (1)	118,043	101,787
Other certificates of deposit (1)	241,025	225,614
Reciprocal time deposits (1)	100,888	90,857
Wholesale brokered deposits (1)	87,252	88,767
Total Core Bank interest-bearing deposits	3,495,609	3,157,541
Total Core Bank noninterest-bearing deposits	1,157,979	1,239,466
Total Core Bank deposits	4,653,588	4,397,007

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960
Interest-bearing prepaid card deposits	321,681	—
Money market accounts	24,320	18,664
Total RPG interest-bearing deposits	346,001	218,624

Noninterest-bearing prepaid card deposits	—	318,769
Other noninterest-bearing deposits	102,107	118,763
Total RPG noninterest-bearing deposits	102,107	437,532
Total RPG deposits	448,108	656,156

Total deposits	$5,101,696	$5,053,163
(1)	Includes time deposits.

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

As of September 30, 2024 and December 31, 2023, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Outstanding balance at end of period	$79,383	$97,618
Weighted average interest rate at end of period	0.72%	0.50%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$80,903	$99,530
Total securities pledged	$80,903	$99,530

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$73,660	$90,063	$88,140	$136,528
Weighted average interest rate during the period	0.76%	0.13%	0.61%	0.44%
Maximum outstanding at any month end during the period	$79,383	$88,862	$113,281	$224,067

8. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Overnight advances	$—	$110,000
Fixed interest rate advances	370,000	270,000
Total FHLB advances	$370,000	$380,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2024 and December 31, 2023, Republic had available borrowing capacity of $775 million and $730 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of September 30, 2024 and December 31, 2023.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2024	$—	—%
2025	100,000	5.05
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$370,000	4.52%

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2024	2023	2024	2023

Average outstanding balance during the period	$17,989	$250,348	$96,058	$150,833
Weighted average interest rate during the period	5.42%	5.20%	5.46%	7.75%
Maximum outstanding at any month end during the period	$55,000	$365,000	$760,000	$485,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2024	December 31, 2023

First-lien, single family residential real estate	$1,208,147	$1,345,752
Home equity lines of credit	300,719	266,389
Multi-family commercial real estate	100,759	133,565
Commercial real estate	352,639	—

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments, for each period ended:

(in thousands)	September 30, 2024	December 31, 2023

Unused warehouse lines of credit	$307,837	$623,277
Unused home equity lines of credit	471,527	446,006
Unused loan commitments - other	1,113,019	1,159,284
Standby letters of credit	10,761	11,012
Total commitments	$1,903,144	$2,239,579

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

The following tables present a roll-forward of the ACLC for the three and nine months ended September 30, 2024 and 2023:

	ACLC Roll-forward
	Three Months Ended
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$77	$2	$—	$—	$79	$145	$(43)	$—	$—	$102
Unused home equity lines of credit	110	24	—	—	134	353	(315)	—	—	38
Unused construction lines of credit	591	(64)	—	—	527	633	225	—	—	858
Unused loan commitments - other	332	(72)	—	—	260	399	(57)	—	—	342

Total	$1,110	$(110)	$—	$—	$1,000	$1,530	$(190)	$—	$—	$1,340

	ACLC Roll-forward
	Nine Months Ended September 30,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$116	$(37)	$—	$—	$79	$190	$(88)	$—	$—	$102
Unused home equity lines of credit	55	79	—	—	134	332	(294)	—	—	38
Unused construction lines of credit	820	(293)	—	—	527	384	474	—	—	858
Unused loan commitments - other	349	(89)	—	—	260	344	(2)	—	—	342

Total	$1,340	$(340)	$—	$—	$1,000	$1,250	$90	$—	$—	$1,340

The Company decreased its ACLC during the three and nine months ended September 30, 2024 as unused commitments decreased $336 million from December 31, 2023.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of September 30, 2024. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of September 30, 2024 is presented net of any applicable ACL.

	Fair Value Measurements at
	September 30, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$70,069	$234,328	$—	$304,397
Private label mortgage-backed security	—	—	1,665	1,665
Mortgage-backed securities - residential	—	134,663	—	134,663
Collateralized mortgage obligations	—	20,156	—	20,156
Corporate bonds	—	2,012	—	2,012
Trust preferred security	—	—	4,023	4,023
Total available-for-sale debt securities	$70,069	$391,159	$5,688	$466,916

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$239	$—	$239
Total equity securities with readily determinable fair value	$—	$239	$—	$239

Mortgage loans held for sale	$—	$8,526	$—	$8,526
Consumer loans held for sale	—	—	6,080	6,080
Rate lock commitments	—	535	—	535
Mandatory forward contracts	—	—	—	—
Interest rate swap agreements - Bank clients and institutional swap dealer	—	9,073	—	9,073

Financial liabilities:
Rate lock commitments	$—	$—	$—	$—
Mandatory forward contracts	$—	$113	$—	$113
Interest rate swap agreements - Bank clients and institutional swap dealer	—	9,073	—	9,073
Interest rate swap agreements on FHLB advances	—	3,960	—	3,960

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,784	$229,249	$—	$407,033
Private label mortgage-backed security	—	—	1,773	1,773
Mortgage-backed securities - residential	—	154,710	—	154,710
Collateralized mortgage obligations	—	21,659	—	21,659
Corporate bonds	—	2,020	—	2,020
Trust preferred security	—	—	4,118	4,118
Total available-for-sale debt securities	$177,784	$407,638	$5,891	$591,313

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair value	$—	$174	$—	$174

Mortgage loans held for sale	$—	$3,227	$—	$3,227
Consumer loans held for sale	—	—	7,914	7,914
Rate lock commitments	—	243	—	243
Interest rate swap agreements - Bank clients and institutional swap dealer	—	8,933	—	8,933

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements - Bank clients and institutional swap dealer	—	8,933	—	8,933

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months and nine months ended September 30, 2024 and 2023.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$1,716	$1,988	$1,773	$2,127
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	54	(6)	102	26
Principal paydowns	(105)	(97)	(210)	(268)
Balance, end of period	$1,665	$1,885	$1,665	$1,885

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

	Fair	Valuation
September 30, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,665	Discounted cash flow	(1) Constant prepayment rate	1.8% - 2.3%

			(2) Probability of default	0.2% - 9.3%

			(3) Loss severity	25%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range

Private label mortgage-backed security	$1,773	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	25% - 35%

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$4,092	$3,746	$4,118	$3,855
Total gains or losses included in earnings:
Discount accretion	16	15	46	44
Net change in unrealized gain (loss)	(85)	234	(141)	96
Balance, end of period	$4,023	$3,995	$4,023	$3,995

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2024 and December 31, 2023.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Aggregate fair value	$8,526	$3,227
Contractual balance	8,290	3,168
Unrealized gain	236	59

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2024 and 2023 for mortgage loans held for sale are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Interest income	$179	$84	$456	$206
Change in fair value	70	(36)	177	3
Total included in earnings	$249	$48	$633	$209

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2024 and December 31, 2023.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$6,080	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$7,914	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Aggregate fair value	$6,080	$7,914
Contractual balance	6,120	7,964
Unrealized loss	(40)	(50)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Interest income	$1,464	$1,077	$3,995	$2,790
Change in fair value	13	(16)	10	(23)
Total included in earnings	$1,477	$1,061	$4,005	$2,767

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans*	$—	$—	$201	$201

Other real estate owned:
Commercial real estate	$—	$—	$1,212	$1,212
Total other real estate owned	$—	$—	$1,212	$1,212

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,580	$1,580
Commercial real estate	—	—	795	795
Home equity	—	—	104	104
Total collateral-dependent loans*	$—	$—	$2,479	$2,479

Other real estate owned:
Residential real estate	$—	$—	$1,370	$1,370
Total other real estate owned	$—	$—	$1,370	$1,370

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Sales comparison approach	Adjustments determined for differences between comparable sales	2% (2%)

Other real estate owned - commercial real estate	$1,212	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,580	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (4%)

Collateral-dependent loans - commercial real estate	$795	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Collateral-dependent loans - home equity	$104	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Other real estate owned - commercial real estate	$1,370	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

The Provision on collateral-dependent loans follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Provision on collateral-dependent loans	$25	$—	$56	$(20)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	September 30, 2024	December 31, 2023

Other real estate owned carried at fair value	$1,212	$1,370
Total carrying value of other real estate owned	$1,212	$1,370

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Other real estate owned write-downs during the period	$53	$53	$154	$158

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		September 30, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$530,865	$530,865	$—	$—	$530,865
Available-for-sale debt securities	466,916	70,069	391,159	5,688	466,916
Held-to-maturity debt securities	10,909	—	10,882	—	10,882
Equity securities with readily determinable fair values	239	—	239	—	239
Mortgage loans held for sale, at fair value	8,526	—	8,526	—	8,526
Consumer loans held for sale, at fair value	6,080	—	—	6,080	6,080
Consumer loans held for sale, at the lower of cost or fair value	19,801	—	—	19,801	19,801
Loans, net	5,214,759	—	—	5,053,585	5,053,585
Federal Home Loan Bank stock	23,981	—	—	—	NA
Accrued interest receivable	17,890	—	2,425	15,465	17,890
Mortgage servicing rights	7,052	—	15,753	—	15,753
Rate lock commitments	535	—	535	—	535
Mandatory forward contracts	—	—	—	—	—
Interest rate swap agreements - Bank clients and institutional swap dealer	9,073	—	9,073	—	9,073

Liabilities:
Noninterest-bearing deposits	$1,260,086	$—	$1,260,086	$—	$1,260,086
Transaction deposits	3,346,099	—	3,346,099	—	3,346,099
Time deposits	495,511	—	498,513	—	498,513
Securities sold under agreements to repurchase and other short-term borrowings	80,903	—	80,903	—	80,903
Federal Home Loan Bank advances	370,000	—	376,509	—	376,509
Accrued interest payable	5,179	—	5,179	—	5,179
Rate lock commitments	535	—	535	—	535
Interest rate swap agreements - Bank clients and institutional swap dealer	9,073	—	9,073	—	9,073
Interest rate swap agreements on FHLB advances	3,960	—	3,960	—	3,960

		Fair Value Measurements at
		December 31, 2023:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$316,567	$316,567	$—	$—	$316,567
Available-for-sale debt securities	591,313	177,784	407,638	5,891	591,313
Held-to-maturity debt securities	76,387	—	76,167	—	76,167
Equity securities with readily determinable fair values	174	—	174	—	174
Mortgage loans held for sale, at fair value	3,227	—	3,227	—	3,227
Consumer loans held for sale, at fair value	7,914	—	—	7,914	7,914
Consumer loans held for sale, at the lower of cost or fair value	16,094	—	—	16,094	16,094
Loans, net	5,157,731	—	—	4,874,974	4,874,974
Federal Home Loan Bank stock	23,770	—	—	—	NA
Accrued interest receivable	18,447	—	4,097	14,350	18,447
Mortgage servicing rights	7,411	—	16,054	—	16,054
Rate lock commitments	243	—	243	—	243
Interest rate swap agreements - Bank clients and institutional swap dealer	8,933	—	8,933	—	8,933

Liabilities:
Noninterest-bearing deposits	$1,676,998	$—	$1,676,998	$—	$1,676,998
Transaction deposits	2,924,114	—	2,924,114	—	2,924,114
Time deposits	452,051	—	446,218	—	446,218
Securities sold under agreements to repurchase and other short-term borrowings	99,530	—	99,530	—	99,530
Federal Home Loan Bank advances	380,000	—	382,062	—	382,062
Accrued interest payable	4,073	—	4,073	—	4,073
Rate lock commitments	243	—	243	—	243
Mandatory forward contracts	61	—	61	—	61
Interest rate swap agreements - Bank clients and institutional swap dealer	8,933	—	8,933	—	8,933

11. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$9,703	$4,038	$3,227	$1,302
Origination of mortgage loans held for sale	57,142	23,860	137,891	53,750
Transferred from held for investment to held for sale	—	—	67,176	—
Proceeds from the sale of mortgage loans held for sale	(59,732)	(25,681)	(202,198)	(53,794)
Net gain (loss) on mortgage loans held for sale	1,413	494	2,430	1,453
Balance, end of period	$8,526	$2,711	$8,526	$2,711

The following table presents the components of mortgage banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Net gain realized on sale of mortgage loans held for sale	$1,325	$608	$3,010	$1,213
Fair value adjustment for correspondent loans reclassified to held for sale	—	—	(997)	—
Net change in fair value recognized on loans held for sale	70	(36)	177	3
Net change in fair value recognized on rate lock loan commitments	90	(94)	292	93
Net change in fair value recognized on forward contracts	(72)	16	(52)	144
Net gain (loss) recognized	1,413	494	2,430	1,453

Loan servicing income	1,071	824	2,825	2,546
Amortization of mortgage servicing rights	(422)	(466)	(1,271)	(1,440)
Change in mortgage servicing rights valuation allowance	—	—	—	—
Net servicing income recognized	649	358	1,554	1,106
Total mortgage banking income	$2,062	$852	$3,984	$2,559

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Balance, beginning of period	$7,030	$7,995	$7,411	$8,770
Additions	445	182	913	381
Amortized to expense	(422)	(466)	(1,271)	(1,440)
Change in valuation allowance	—	—	—	—
Balance, end of period	$7,053	$7,711	$7,053	$7,711

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Beginning valuation allowance	$—	$—	$—	$—
Charge during the period	—	—	—	—
Ending valuation allowance	$—	$—	$—	$—

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	September 30, 2024	December 31, 2023

Fair value of mortgage servicing rights portfolio	$15,753	$16,054
Monthly weighted average prepayment rate of unpaid principal balance*	142%	128%
Discount rate	10.05%	10.26%
Weighted average foreclosure rate	0.10%	0.16%
Weighted average life in years	7.23	7.52
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	September 30, 2024		December 31, 2023
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,290	$8,526	$3,168	$3,227

Included in other assets:
Rate lock loan commitments	$23,386	$535	$9,275	$243
Mandatory forward contracts	—	—	—	—

Included in other liabilities:
Mandatory forward contracts	$25,939	$113	$9,092	$61

12. INTEREST RATE SWAPS

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting for changes in the fair value of a derivative depends on whether it has been designated and qualifies for hedge accounting as part of a cash flow hedging relationship. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s unrealized gain or loss is recorded as a component of other comprehensive income (“OCI”). The amount included in AOCI would be reclassified to current earnings should the hedge no longer be considered effective. Derivatives not designated as hedges are economic derivatives with the gain or loss recognized in current period earnings.

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into three interest rate swap agreements (“swaps”) during the second quarter of 2024 related to FHLB advances tied to the 1-month SOFR. The counterparty for all three swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. As of August 8, 2024 the Bank designated the swaps to be effective for hedge accounting purposes. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

The following tables reflect information about swaps designated as cash flow hedges as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
		Notional		Notional
(dollars in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swap on FHLB advances - Liabilities	Pay fixed/receive variable	$100,000	$(3,960)	$—	$—
Total		$100,000	$(3,960)	$—	$—

						September 30, 2024		December 31, 2023
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swap on FHLB advances - Liabilities	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(3,960)	$—	$—
Total	$100,000					$100,000	$(3,960)	$—	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Interest rate swap on FHLB advances	$(289)	$—	$(380)	$—
Total interest (benefit) expense on swap transactions	$(289)	$—	$(380)	$—

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Gains (losses) recognized in OCI on derivative (effective portion)	$(3,134)	$—	$(3,580)	$—

Gains (losses) reclassified from OCI on derivative (effective portion)	289	—	380	—

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2024		December 31, 2023
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Assets	Pay variable/receive fixed	$156,162	$5,803	$120,442	$4,066
Interest rate swaps with Bank clients - Liabilities	Pay variable/receive fixed	83,252	(3,270)	95,820	(4,867)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$239,414	$2,533	$216,262	$(801)

Offsetting interest rate swaps with institutional swap dealer - Assets	Pay fixed/receive variable	83,252	3,270	95,820	4,867
Offsetting interest rate swaps with institutional swap dealer - Liabilities	Pay fixed/receive variable	156,162	(5,803)	120,442	(4,066)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$239,414	$(2,533)	$216,262	$801

Total		$478,828	$—	$432,524	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of September 30, 2024 and December 31, 2023, the Bank’s counterparties had cash of $0 and $1.9 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $6.8 million and $1.0 million pledged to its counterparties as of September 30, 2024 and December 31, 2023, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Years Ended December 31, (in thousands, except per share data)	2024	2023	2024	2023

Net income	$26,543	$21,571	$82,355	$70,715
Dividends declared on Common Stock:
Class A Shares	(7,007)	(6,456)	(20,989)	(19,574)
Class B Shares	(796)	(733)	(2,388)	(2,200)
Undistributed net income for basic earnings per share	18,740	14,382	58,978	48,941
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(33)	(25)	(88)	(62)
Undistributed net income for diluted earnings per share	$18,707	$14,357	$58,890	$48,879

Weighted average shares outstanding:
Class A Shares	17,504	17,549	17,487	17,697
Class B Shares	2,150	2,157	2,150	2,158
Effect of dilutive securities on Class A Shares outstanding	81	68	72	55
Weighted average shares outstanding including dilutive securities	19,735	19,774	19,709	19,910

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37	$1.22	$1.12
Undistributed earnings per share*	0.96	0.74	3.03	2.49
Total basic earnings per share - Class A Common Stock	$1.37	$1.11	$4.25	$3.61

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34	$1.11	$1.02
Undistributed earnings per share*	0.88	0.67	2.76	2.26
Total basic earnings per share - Class B Common Stock	$1.25	$1.01	$3.87	$3.28

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.41	$0.37	$1.22	$1.12
Undistributed earnings per share*	0.96	0.73	3.02	2.48
Total diluted earnings per share - Class A Common Stock	$1.37	$1.10	$4.24	$3.60

Class B Common Stock:
Per share dividends distributed	$0.37	$0.34	$1.11	$1.02
Undistributed earnings per share*	0.87	0.67	2.74	2.25
Total diluted earnings per share - Class B Common Stock	$1.24	$1.01	$3.85	$3.27
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Antidilutive stock options	—	121,781	22,388	193,398
Average antidilutive stock options	—	117,998	22,388	193,398

14. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$9,503	$1,017	$12,195	$1,839
Net gains (losses)	9,503	1,017	12,195	1,839
Income tax benefit (expense) related to items of other comprehensive income	(2,376)	(250)	(3,050)	(461)
Net of tax	7,127	767	$9,145	$1,378

Derivatives:
Change in fair value of derivatives	(3,134)	—	(3,580)	—
Reclassification amount for net derivative losses realized in income	(289)	—	(380)	—
Net gains (losses)	(3,423)	—	(3,960)	—
Tax effect	856	—	990	—
Net of tax	(2,567)	—	(2,970)	—

Total other comprehensive (loss) income components, net of tax	$4,560	$767	$6,175	$1,378

The following is a summary of the AOCI balances, net of tax:

		2024
(in thousands)	December 31, 2023	Change	September 30, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$9,145	$(11,263)
Unrealized gain (loss) on derivatives	—	(2,970)	(2,970)
Total unrealized gain (loss)	$(20,408)	$6,175	$(14,233)

		2023
(in thousands)	December 31, 2022	Change	September 30, 2023

Unrealized gain (loss) on AFS debt securities	$(31,979)	$1,378	$(30,601)
Unrealized gain (loss) on derivatives	—	—	—
Total unrealized gain (loss)	$(31,979)	$1,378	$(30,601)

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$51,023	$3,580	$54,603	$440	$2,783	$13,479	$16,702	$71,305

Noninterest income:
Service charges on deposit accounts	3,676	16	3,692	—	—	1	1	3,693
Net refund transfer fees	—	—	—	582	—	—	582	582
Mortgage banking income (1)	2,062	—	2,062	—	—	—	—	2,062
Interchange fee income	3,267	—	3,267	19	—	—	19	3,286
Program fees (1)	—	—	—	—	786	4,176	4,962	4,962
Increase in cash surrender value of BOLI (1)	826	—	826	—	—	—	—	826
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Other	1,300	—	1,300	8	147	—	155	1,455
Total noninterest income	11,078	16	11,094	609	933	4,177	5,719	16,813

Total net revenue	$62,101	$3,596	$65,697	$1,049	$3,716	$17,656	$22,421	$88,118

Net-revenue concentration (2)	71%	4%	75%	1%	4%	20%	25%	100%

	Three Months Ended September 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$47,493	$2,467	$49,960	$401	$4,124	$10,340	$14,865	$64,825

Noninterest income:
Service charges on deposit accounts	3,547	11	3,558	—	—	1	1	3,559
Net refund transfer fees	—	—	—	242	—	—	242	242
Mortgage banking income (1)	852	—	852	—	—	—	—	852
Interchange fee income	3,258	—	3,258	22	1	1	24	3,282
Program fees (1)	—	—	—	—	705	3,336	4,041	4,041
Increase in cash surrender value of BOLI (1)	690	—	690	—	—	—	—	690
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Death benefits in excess of cash surrender value of life insurance	—	—	—	—	—	—	—	—
Other	1,647	—	1,647	50	9	26	85	1,732
Total noninterest income	9,941	11	9,952	314	715	3,364	4,393	14,345

Total net revenue	$57,434	$2,478	$59,912	$715	$4,839	$13,704	$19,258	$79,170

Net-revenue concentration (2)	73%	3%	76%	1%	6%	17%	24%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$149,197	$8,751	$157,948	$32,173	$9,221	$37,418	$78,812	$236,760

Noninterest income:
Service charges on deposit accounts	10,488	42	10,530	—	—	2	2	10,532
Net refund transfer fees	—	—	—	15,213	—	—	15,213	15,213
Mortgage banking income (1)	3,984	—	3,984	—	—	—	—	3,984
Interchange fee income	9,697	—	9,697	94	2	1	97	9,794
Program fees (1)	—	—	—	—	2,319	11,220	13,539	13,539
Increase in cash surrender value of BOLI (1)	2,372	—	2,372	—	—	—	—	2,372
Net losses on OREO	(154)	—	(154)	—	—	—	—	(154)
Other	3,034	—	3,034	71	147	—	218	3,252
Total noninterest income	29,421	42	29,463	15,378	2,468	11,223	29,069	58,532

Total net revenue	$178,618	$8,793	$187,411	$47,551	$11,689	$48,641	$107,881	$295,292

Net-revenue concentration (2)	61%	3%	64%	16%	4%	16%	36%	100%

	Nine Months Ended September 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$146,404	$7,196	$153,600	$28,778	$11,522	$28,096	$68,396	$221,996

Noninterest income:
Service charges on deposit accounts	10,351	33	10,384	—	—	1	1	10,385
Net refund transfer fees	—	—	—	15,528	—	—	15,528	15,528
Mortgage banking income (1)	2,559	—	2,559	—	—	—	—	2,559
Interchange fee income	9,639	—	9,639	109	3	1	113	9,752
Program fees (1)	—	—	—	—	2,140	8,881	11,021	11,021
Increase in cash surrender value of BOLI (1)	2,014	—	2,014	—	—	—	—	2,014
Net losses on OREO	(158)	—	(158)	—	—	—	—	(158)
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other	3,543	—	3,543	205	9	91	305	3,848
Total noninterest income	29,676	33	29,709	15,842	2,152	8,974	26,968	56,677

Total net revenue	$176,080	$7,229	$183,309	$44,620	$13,674	$37,070	$95,364	$278,673

Net-revenue concentration (2)	63%	3%	66%	16%	5%	13%	34%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of September 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$51,023	$3,580	$54,603	$440	$2,783	$13,479	$16,702	$71,305

Provision for expected credit loss expense	1,489	116	1,605	(2,310)	—	6,365	4,055	5,660

Net refund transfer fees	—	—	—	582	—	—	582	582
Mortgage banking income	2,062	—	2,062	—	—	—	—	2,062
Program fees	—	—	—	—	786	4,176	4,962	4,962
Other noninterest income	9,016	16	9,032	27	147	1	175	9,207
Total noninterest income	11,078	16	11,094	609	933	4,177	5,719	16,813

Total noninterest expense	41,266	889	42,155	2,251	947	3,256	6,454	48,609

Income (loss) before income tax expense	19,346	2,591	21,937	1,108	2,769	8,035	11,912	33,849
Income tax expense (benefit)	4,189	584	4,773	189	595	1,749	2,533	7,306
							—
Net income (loss)	$15,157	$2,007	$17,164	$919	$2,174	$6,286	$9,379	$26,543

Period-end assets	$5,559,357	$595,624	$6,154,981	$26,503	$367,857	$143,129	$537,489	$6,692,470

Net interest margin	3.61%	2.70%	3.53%	NM	4.91%	NM	NM	4.49%

Net-revenue concentration*	71%	4%	75%	1%	4%	20%	25%	100%

	Three Months Ended September 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$47,493	$2,467	$49,960	$401	$4,124	$10,340	$14,865	$64,825

Provision for expected credit loss expense	1,567	(203)	1,364	(1,967)	—	4,333	2,366	3,730

Net refund transfer fees	—	—	—	242	—	—	242	242
Mortgage banking income	852	—	852	—	—	—	—	852
Program fees	—	—	—	—	705	3,336	4,041	4,041
Death benefits in excess of cash surrender value of life insurance	—	—	—	—	—	—	—	—
Other noninterest income	9,089	11	9,100	72	10	28	110	9,210
Total noninterest income	9,941	11	9,952	314	715	3,364	4,393	14,345

Total noninterest expense	41,500	640	42,140	2,242	874	3,112	6,228	48,368

Income before income tax expense	14,367	2,041	16,408	440	3,965	6,259	10,664	27,072
Income tax expense	2,757	456	3,213	22	874	1,392	2,288	5,501

Net income	$11,610	$1,585	$13,195	$418	$3,091	$4,867	$8,376	$21,571

Period-end assets	$5,390,105	$458,542	$5,848,647	$32,747	$370,986	$134,095	$537,828	$6,386,475

Net interest margin	3.52%	2.33%	3.43%	NM	4.97%	NM	NM	4.35%

Net-revenue concentration*	73%	3%	76%	1%	6%	17%	24%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$149,197	$8,751	$157,948	$32,173	$9,221	$37,418	$78,812	$236,760

Provision for expected credit loss expense	2,762	639	3,401	22,282	—	15,742	38,024	41,425

Net refund transfer fees	—	—	—	15,213	—	—	15,213	15,213
Mortgage banking income	3,984	—	3,984	—	—	—	—	3,984
Program fees	—	—	—	—	2,319	11,220	13,539	13,539
Other noninterest income	25,437	42	25,479	165	149	3	317	25,796
Total noninterest income	29,421	42	29,463	15,378	2,468	11,223	29,069	58,532

Total noninterest expense	124,372	2,694	127,066	8,787	2,919	10,442	22,148	149,214

Income (loss) before income tax expense	51,484	5,460	56,944	16,482	8,770	22,457	47,709	104,653
Income tax expense (benefit)	10,417	1,231	11,648	3,699	1,930	5,021	10,650	22,298

Net income (loss)	$41,067	$4,229	$45,296	$12,783	$6,840	$17,436	$37,059	$82,355

Period-end assets	$5,559,357	$595,624	$6,154,981	$26,503	$367,857	$143,129	$537,489	$6,692,470

Net interest margin	3.49%	2.64%	3.43%	NM	5.01%	NM	NM	4.92%

Net-revenue concentration*	61%	3%	64%	16%	4%	16%	36%	100%

	Nine Months Ended September 30, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$146,404	$7,196	$153,600	$28,778	$11,522	$28,096	$68,396	$221,996

Provision for expected credit loss expense	6,411	134	6,545	19,622	—	10,468	30,090	36,635

Net refund transfer fees	—	—	—	15,528	—	—	15,528	15,528
Mortgage banking income	2,559	—	2,559	—	—	—	—	2,559
Program fees	—	—	—	—	2,140	8,881	11,021	11,021
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other noninterest income	25,389	33	25,422	314	12	93	419	25,841
Total noninterest income	29,676	33	29,709	15,842	2,152	8,974	26,968	56,677

Total noninterest expense	129,381	2,616	131,997	9,184	2,723	8,440	20,347	152,344

Income before income tax expense	40,288	4,479	44,767	15,814	10,951	18,162	44,927	89,694
Income tax expense	8,119	1,001	9,120	3,401	2,427	4,031	9,859	18,979

Net income	$32,169	$3,478	$35,647	$12,413	$8,524	$14,131	$35,068	$70,715

Period-end assets	$5,390,105	$458,542	$5,848,647	$32,747	$370,986	$134,095	$537,828	$6,386,475

Net interest margin	3.78%	2.37%	3.68%	NM	4.43%	NM	NM	5.09%

Net-revenue concentration*	63%	3%	66%	16%	5%	13%	34%	100%

*      Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

17. LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

The Company is a limited partner in several low-income housing partnerships whose purpose is to invest in qualified affordable housing. The Company expects to recover its remaining investments in these partnerships through the use of tax credits that are generated by the investments. These investments are included in other assets and accrued interest receivable on the Consolidated Balance Sheets, with any unfunded obligations included in other liabilities and accrued interest payable. The investments are amortized as a component of income tax expense.

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		September 30, 2024		December 31, 2023
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations	Investments	Obligations
Low-income housing tax credit - Gross	Proportional amortization	$67,614	$59,598	$57,596	$58,619
Life-to-date amortization		(20,699)	NA	(15,904)	NA
Low-income housing tax credit - Net		$46,915	$59,598	$41,692	$58,619

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2024	2023	2024	2023

Amortization expense	$1,616	$1,407	$4,795	$4,305
Tax credits recognized	(2,363)	(2,027)	(7,215)	(5,860)

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s results of operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and mortgage banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;

●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A “Risk Factors” of the current filing.

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

ACLL and Provision — As of September 30, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

BUSINESS SEGMENT COMPOSITION

As of September 30, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Republic had previously reported mortgage banking as a separate reportable segment prior to the first quarter of 2024. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constitutes a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. In addition, all prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment, as well.

Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of September 30, 2024, Republic had 47 banking centers with locations as follows:

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

See additional detail regarding the Warehouse Lending segment under Footnote 16 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season.

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during the first nine months of 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables were settled during the third quarter of 2024. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

Related to the overall credit losses on RAs, including ERAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

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

OVERVIEW (Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023)

Total Company net income for the third quarter of 2024 was $26.5 million, an increase of $5.0 million over the same period in 2023. Diluted EPS also increased to $1.37 for the third quarter of 2024 compared to $1.10 for the same period in 2023. The increase in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income increased $3.5 million, 31%, from the third quarter of 2023 to the third quarter of 2024.

●	Net interest income increased $3.5 million, or 7%, from the third quarter of 2023 to the third quarter of 2024.

●	Provision was a net charge of $1.5 million for the third quarter of 2024 compared to a net charge of $1.6 million for the same period in 2023.

●	Noninterest income increased $1.1 million, or 11%, from the third quarter of 2023 to the third quarter of 2024.

●	Noninterest expense decreased $234,000, or 1%, from the third quarter of 2023 to the third quarter of 2024.

Warehouse

●	Net income increased $422,000, or 27%, from the third quarter of 2023 to the third quarter of 2024.

●	Net interest income increased $1.1 million, or 45%, from the third quarter of 2023 to the third quarter of 2024.

●	The Warehouse Provision was a net charge of $116,000 for the third quarter of 2024 compared to a net credit of $203,000 for the same period in 2023.

●	Average committed Warehouse lines declined to $940 million for the third quarter of 2024 from $1.0 billion for the third quarter of 2023.

●	Average line usage was 56% during the third quarter of 2024 compared to 42% during the same period in 2023.

Tax Refund Solutions segment

●	Net income increased $501,000 from the third quarter of 2023 to the third quarter of 2024.

●	Net interest income increased $39,000 from the third quarter of 2023 to the third quarter of 2024.

●	Overall, TRS recorded a net credit to the Provision of $2.3 million during the third quarter of 2024 compared to a net credit to the Provision of $2.0 million for the same period in 2023.

●	Noninterest income increased $295,000 from the third quarter of 2023 to the third quarter of 2024.

●	Within noninterest income, net RT revenue increased $340,000 from the third quarter of 2023 to the third quarter of 2024.

●	Noninterest expense was $2.3 million for the third quarter of 2024 compared to $2.2 million for the same period in 2023.

Republic Payment Solutions segment

●	Net income decreased $917,000 from the third quarter of 2023 to the third quarter of 2024.

●	Net interest income decreased $1.3 million from the third quarter of 2023 to the third quarter of 2024.

●	Noninterest income was $933,000 for the third quarter of 2024 compared to $715,000 for the third quarter of 2023.

●	Noninterest expense was $947,000 for the third quarter of 2024 and compared to $874,000 for the third quarter of 2023.

Republic Credit Solutions segment

●	Net income increased $1.4 million, or 29%, from the third quarter of 2023 to the third quarter of 2024.

●	Net interest income increased $3.1 million, or 30%, from the third quarter of 2023 to the third quarter of 2024.

●	Overall, RCS recorded a net charge to the Provision of $6.4 million during the third quarter of 2024 compared to a net charge of $4.3 million for the same period in 2023.

●	Noninterest income increased $813,000, or 24%, from the third quarter of 2023 to the third quarter of 2024.

●	Noninterest expense was $3.3 million for the third quarter of 2024 and $3.1 million for the same period in 2023.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023)

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

While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they trended lower than short-term rates during the second half of 2022. Long-term rates generally maintained this lower level relative to short-term rates throughout 2023 and the first two quarters of 2024, which was generally negative for banks’ net interest income and net interest margins during that time period.

On September 19, 2024, the FOMC lowered the FFTR by 50 basis points bringing the FFTR to 5.00% as of September 30, 2024. The FOMC also issued commentary to lead many in the market to believe additional rate cuts in the near term are forthcoming. Management currently believes the 50-basis-point decrease to the FFTR in September 2024 will be beneficial to the Company’s net interest income and net interest margin in the near term. Management also believes that any future reductions to the FFTR will likely not benefit the Company’s net interest income and net interest margin. The amount of such impact to the Company’s net interest income and net interest margin resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Total Company net interest income was $71.3 million during the third quarter of 2024 compared to $64.8 million during the third quarter of 2023, representing a $6.5 million or 10% increase. The Total Company net interest margin increased 14 basis points to 4.49% during the third quarter of 2024 compared to 4.35% during the third quarter of 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income was $51.0 million for the third quarter of 2024, a $3.5 million, or 7%, increase from $47.5 million during the third quarter of 2023 and was driven generally by period-over-period growth in average interest-earning assets and a higher net interest margin. The increase in the Traditional Bank’s total dollars of net interest income represented the second consecutive quarter-over-same-quarter-last-year increase following two consecutive quarterly declines in net interest income for the fourth quarter of 2023 and the first quarter of 2024.

The Traditional Bank’s NIM increased from 3.52% during the third quarter of 2023 to 3.61% during the third quarter of 2024. This increase represented the first rise in the Traditional Bank’s quarter-over-same-quarter-last-year NIM since the second quarter of 2023. The increase in the Traditional Bank’s NIM occurred as the rise in its interest-earning asset yields outpaced the rise in its funding costs. While the Traditional Bank’s cost of interest bearing liabilities did demonstrate a notable increase of 40 basis points from the third quarter of 2023 to the third quarter of 2024, the pace of the increase on a linked-quarter basis began to slow meaningfully during the second quarter of 2024, growing 117 basis points from the first quarter of 2024 to the second quarter of 2024 and only 73 basis points from the second quarter of 2024 to the third quarter of 2024.

Additional items of note impacting the Traditional Bank’s change in net interest income and NIM between the third quarter of 2023 and the third quarter of 2024 were as follows:

●	Traditional Bank average loans grew from $4.4 billion with a weighted-average yield of 5.23% during the third quarter of 2023 to $4.6 billion with a weighted average yield of 5.63% during the third quarter of 2024. In general, the growth in average loan balances was primarily attributable to loan growth achieved during the last three months of 2023, as the spot balances for Traditional Bank loans decreased $52 million, or 1%, from December 31, 2023 to September 30, 2024. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Traditional Bank’s overall investment portfolio, was $458 million with a weighted-average yield of 5.36% during the third quarter of 2024 compared to $178 million with a weighted-average yield of 5.38% for the third quarter of 2023.

The increase in average interest-earning cash was a strategic decision primarily resulting from the inverted yield curve as the yield for overnight cash remained a more appealing option throughout the first nine months of 2024 than longer-term investment alternatives. Additionally, management also chose to maintain supplemental on-balance sheet liquidity during the first nine months of the year, above required minimums, in response to the uncertainty of the economic environment.

●	Average investments were $593 million with a weighted-average yield of 3.20% during the third quarter of 2024 compared to $771 million with a weighted-average yield of 2.75% for the third quarter of 2023. As noted above, the more attractive yield for cash generally led to a decrease in the Traditional Bank’s average investments throughout 2024. Overall, the Traditional Bank continued to maintain an investment portfolio with a short overall duration as part of its total balance sheet interest rate risk management strategy.

●	Further segmenting the Traditional Bank’s increased cost of interest-bearing liabilities:

o	The weighted-average cost of total interest-bearing deposits increased from 2.09% during the third quarter of 2023 to 2.77% for the third quarter of 2024, while average interest-bearing deposits grew $506 million over the same periods. Included within this $506 million of growth in interest-bearing deposits was a $145 million increase in the average balances for higher-costing, short-term brokered deposits and third-party listing service deposits, which the Traditional Bank utilized for excess liquidity purposes.

o	The average balance of FHLB borrowings decreased from $442 million for the third quarter of 2023 to $388 million for the third quarter of 2024. In addition, the weighted-average cost of these borrowings decreased from 4.85% to 4.41% for the same time periods. The decrease in the average balance of borrowings was driven by the above noted growth in period-to-period average interest-bearing deposits, while the decrease in the overall weighted-average cost of FHLB borrowings resulted from term-extension strategies to take advantage of the inverted yield curve during the period.

●	Average noninterest-bearing deposits decreased $178 million from the third quarter of 2023 to the third quarter of 2024. The decline in noninterest-bearing deposits continued a trend dating back to the fourth quarter of 2022, as the inverted yield curve and competition for deposits continued to make interest-bearing deposits a more attractive on-going alternative for consumer and business deposit accounts.

Management believes that any future reductions to the FFTR will likely not benefit the Traditional Bank’s net interest income and net interest margin. The amount of such impact to the Traditional Bank’s net interest income and net interest margin resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse

Net interest income within Warehouse increased $1.1 million, or 45%, from the third quarter of 2023 to the third quarter of 2024. The rise in Warehouse net interest income was primarily driven by a 37-basis point increase in its net interest margin as its loan yields increased by 33 basis points from period-to-period, while its internally assigned net FTP funding costs decreased 8 basis points for the same period. The expansion in Warehouse loan yield over its cost of funds was generally driven by an improvement in pricing with some clients resulting from their annual line of credit renewals.

In addition to the improvement in net interest margin, Warehouse balances increased from $458 million during the third quarter of 2023 to $595 million for the third quarter of 2024. During these same periods, average committed Warehouse lines declined from $1.0 billion to $940 million from September 30, 2023 to September 30, 2024, while a decline in long-term interest rates during the quarter caused an up-tick in demand and average usage rates for Warehouse lines from 42% for the third quarter of 2023 to 56% for the third quarter of 2024.

Because consumer mortgage demand drives the usage of Warehouse lines of credit, overall line usage for the Warehouse segment has been sensitive, historically, to changes in interest rates on the long end of the yield curve. As a result, a decreasing interest rate environment for the long end of the yield curve could positively impact Warehouse demand if the long term interest rate declines are substantial. Alternatively, if interest rates only decline substantially on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Republic Payment Solutions

Net interest income from the Company’s prepaid card division decreased $1.3 million from the third quarter of 2023 to the third quarter of 2024. During the quarter, RPS earned a slightly lower yield of 4.91% applied to the $351 million average of prepaid program balances for the third quarter of 2024 compared to a yield of 4.97% for the $343 million in average prepaid card balances for the third quarter of 2023. In addition, net interest income at RPS was also negatively impacted by a $1.3 million charge to interest expense for a revenue sharing arrangement that began in January 2024.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A decreasing interest rate environment, however, would likely negatively impact the Company’s internal FTP credit more than it would impact the revenue share the Company pays for the product, decreasing the segment's net interest margin. The exact amount of impact for either scenario would depend on the final internal FTP credit assigned, as well as the overall volume of balances, as the revenue share payouts are also based on overall balances tiers.

Republic Credit Solutions segment

RCS’s net interest income increased $3.1 million, or 30%, from the third quarter of 2023 to the third quarter of 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product as net interest income increased $2.4 million to $7.7 million from the third quarter of 2023 to the third quarter of 2024. The rise in net interest income for this LOC product was driven primarily by a period-to-period increase in average outstanding loan balances of approximately $8 million.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would materially impact origination volume for its various consumer loan products. A decreasing interest rate environment likely would positively impact the Company’s internal FTP cost allocated to this segment, which would increase the NIM for the segment. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

The following table presents the average balance sheets for the three-month periods ended September 30, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$457,797	$6,172	5.36%	$177,003	$2,395	5.41%
Investment securities, including FHLB stock (a)	593,449	4,780	3.20	771,453	5,298	2.75
RCS LOC products (b)	46,805	12,935	109.94	37,319	9,762	104.63
Other RPG loans (c) (f)	106,634	2,133	7.96	99,036	2,079	8.40
Outstanding Warehouse lines of credit (d) (f)	528,363	10,672	8.04	423,141	8,154	7.71
All other Core Bank loans (e) (f)	4,579,371	64,854	5.63	4,446,585	58,180	5.23

Total interest-earning assets	6,312,419	101,546	6.40	5,954,537	85,868	5.77

Allowance for credit losses	(81,567)			(73,438)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	82,969			96,303
Premises and equipment, net	33,319			34,013
Bank owned life insurance	105,974			102,825
Other assets (a)	258,704			220,595
Total assets	$6,711,818			$6,334,835

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,754,355	$5,882	1.33%	$1,455,193	$3,719	1.02%
Money market accounts	1,215,354	10,770	3.53	905,089	6,391	2.82
Time deposits	390,413	3,952	4.03	328,071	2,706	3.30
Reciprocal money market and time deposits	372,725	4,030	4.30	281,277	2,748	3.91
Brokered deposits	87,231	1,168	5.33	7,222	100	5.54

Total interest-bearing deposits	3,820,078	25,802	2.69	2,976,852	15,664	2.08

SSUARs and other short-term borrowings	73,660	141	0.76	90,063	29	0.13
Federal Home Loan Bank advances and other long-term borrowings	387,989	4,298	4.41	441,543	5,350	4.85

Total interest-bearing liabilities	4,281,727	30,241	2.81	3,508,458	21,043	2.40

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,313,207			1,794,874
Other liabilities	140,761			133,237
Stockholders’ equity	976,123			898,266
Total liabilities and stockholders’ equity	$6,711,818			$6,334,835

Net interest income		$71,305			$64,825

Net interest spread			3.59%			3.37%

Net interest margin			4.49%			4.35%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
c)	Interest income includes loan fees of $0 and $0 for the three months ended September 30, 2024 and 2023.
d)	Interest income includes loan fees of $392,000 and $254,000 for the three months ended September 30, 2024 and 2023.
e)	Interest income includes loan fees of $1.5 million and $1.7 million for the three months ended September 30, 2024 and 2023.
f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2024
	Compared to
	Three Months Ended September 30, 2023
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$3,777	$3,786	$(9)
Investment securities, including FHLB stock	(518)	(1,348)	830
TRS Refund Advance loans	—	—	—
RCS LOC products	3,173	2,600	573
Other RPG loans	54	155	(101)
Outstanding Warehouse lines of credit	2,518	2,113	405
All other Core Bank loans	6,674	1,784	4,890
Net change in interest income	15,678	9,090	6,588

Interest expense:

Transaction accounts	2,163	863	$1,300
Money market accounts	4,379	2,520	1,859
Time deposits	1,246	570	676
Reciprocal money market and time deposits	1,282	968	314
Brokered deposits	1,068	1,072	(4)
SSUARs and other short-term borrowings	112	(6)	118
Federal Home Loan Bank advances	(1,052)	(619)	(433)
Net change in interest expense	9,198	5,368	3,830

Net change in net interest income	$6,480	$3,722	$2,758

Provision

Total Company Provision was a net charge of $5.7 million for the third quarter of 2024 compared to a net charge of $3.7 million for the same period in 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2024 was a net charge of $1.5 million compared to a net charge of $1.6 million for the third quarter of 2023.

The net charge of $1.5 million during the third quarter of 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net credit to the Provision of $315,000 during the third quarter of 2024 primarily related to a decline in Traditional Bank loan balances, which decreased by $22 million for the quarter.

●	The Traditional Bank recorded a loan loss Provision of $1.9 million for the charge-off of three linked, broker-related marine loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. As of September 30, 2024, the Bank had $4.9 million of broker-related marine loans remaining in its loan portfolio.

The net charge of $1.6 million during the third quarter of 2023 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $1.6 million primarily for general formula reserves applied to $101 million of Traditional Bank loan growth for the quarter.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.30% as of September 30, 2024 compared to 1.28% as of December 31, 2023 and 1.27% as of September 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2024.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $116,000 for the third quarter of 2024 compared to a net credit of $203,000 for the same period in 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $46 million during the third quarter of 2024 compared to a decrease of $81 million during the third quarter of 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2024, December 31, 2023, and September 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2024.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $2.3 million during the third quarter of 2024 compared to a net credit of $2.0 million for the same period in 2023. Substantially all TRS Provision in both periods was related to its RA product.

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

TRS’s incurred loss rate for RAs as of September 30, 2023 was 3.09% of total originations and it finished 2023 with a final RA loss rate of 2.84% of total RAs originated. As of September 30, 2024, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2024 tax filing season was 3.40% of the $874 million of the total loans originated during December 2023 and the first two months of 2024.

For factors affecting the comparison of the TRS results of operations for the third quarter of 2024 and the third quarter of 2023, see section titled “OVERVIEW (Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a net charge to the Provision of $6.4 million during the third quarter of 2024 compared to a net charge to the Provision of $4.3 million for the same period in 2023. The increase in the Provision was driven primarily by a $1.5 million increase in net charge-offs for RCS’s LOC II product. The 83% increase in net charge-offs within the LOC II product for the third quarter of 2024 was generally in-line with the 47% increase in average outstanding balances for the same periods.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 15.70% as of September 30, 2024, 13.82% as of December 31, 2023, and 13.00% as of September 30, 2023. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2024.

The following table presents net charges to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$6,351	$4,320	$2,031	47%
Healthcare receivables	14	13	1	8
Total	$6,365	$4,333	$2,032	47%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2024	2023

ACLL at beginning of period	$80,687	$72,202

CBank Fair Value Adjustment	—	—

Charge-offs:

Traditional Banking:
Residential real estate	(10)	(9)
Lease financing receivables	(32)	—
Home equity	(29)	—
Consumer	(2,237)	(323)
Total Traditional Banking	(2,308)	(332)
Warehouse lines of credit	—	—
Total Core Banking	(2,308)	(332)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(5,022)	(3,340)
Total Republic Processing Group	(5,022)	(3,340)
Total charge-offs	(7,330)	(3,672)

Recoveries:

Traditional Banking:
Residential real estate	25	24
Commercial real estate	313	7
Commercial & industrial	1	7
Lease financing receivables	24	10
Home equity	10	1
Consumer	131	80
Total Traditional Banking	504	129
Warehouse lines of credit	—	—
Total Core Banking	504	129

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	2,311	1,939
Other TRS commercial & industrial loans	—	29
Republic Credit Solutions	327	219
Total Republic Processing Group	2,638	2,187

Total recoveries	3,142	2,316

Net loan recoveries (charge-offs)	(4,188)	(1,356)

Provision - Core Bank Loans	1,604	1,364
Provision - RPG Loans	4,055	2,366
Total Provision for All Loans	5,659	3,730
ACLL at end of period	$82,158	$74,576

Credit Quality Ratios - Total Company:

ACLL to total loans	1.55%	1.47%
ACLL to nonperforming loans	420	389
Net loan charge-offs (recoveries) to average loans	0.32	0.11

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.18%	1.17%
ACLL to nonperforming loans	315	320
Net loan charge-offs (recoveries) to average loans	0.14	0.02

Table 5 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	September 30,
	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	(0.01)%	(0.01)%
Nonowner-occupied	—	—
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	(0.01)
Lease financing receivables	0.04	(0.05)
Aircraft	—	—
Home equity	0.02	—
Consumer:
Credit cards	0.24	0.30
Overdrafts	80.85	89.88
Automobile loans	(9.87)	3.78
Other consumer	72.14	0.41
Total Traditional Banking	0.16	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.14	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	3.40	2.45
Total Republic Processing Group	1.73	0.91
Total	0.32%	0.11%

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

The Company’s net charge-offs to average total Company loans increased from 0.11% during the third quarter of 2023 to 0.32% during the third quarter of 2024, with net charge-offs increasing $2.8 million, or 209%, and average total Company loans increasing $255 million, or 5%. The increase in net charge-offs was primarily driven by $1.9 million of charge-offs within the Traditional Bank’s broker-related marine product. The net charge-offs within broker-related marine portfolio were isolated to three linked loans. As previously noted, the Company discontinued the origination of this product during the third quarter of 2024 and had $4.9 million broker-related marine loans remaining in its loan portfolio as of September 30, 2024.

In addition to the increase in net charge-offs within the Traditional Bank, the Company also experienced a $1.5 million increase in net charge-offs within the LOC II product of the Company’s RCS operations. As previously noted, the net charge-offs within LOC II product was primarily driven by a similar increase in the average outstanding balances for the product. RCS’s line of credit products generally include significantly higher risk lending activities than the Company’s Core Banking operations.

Noninterest Income

Total Company noninterest income increased $2.5 million during the third quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $1.1 million, or 11%, from the third quarter of 2023 compared to the third quarter of 2024. The increase in noninterest income was primarily driven by a $1.2 million increase in mortgage banking income, which resulted from a reduction in long-term interest rates during the third quarter of 2024 leading to an up-tick in consumer loan demand for 15- and 30-year fixed rate mortgage loans. Altogether, the Core Bank experienced a $47.5 million, or 99%, increase in fixed-rate, secondary market loan rate-lock applications from the third quarter of 2023 to the third quarter of 2024.

The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended September 30, 2024 and 2023 were $2.0 million and $1.9 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2024 and 2023 were $328,000 and $327,000.

Republic Credit Solutions segment

RCS’s noninterest income increased $813,000, or 24%, during the third quarter of 2024 compared to the same period in 2023, with program fees representing the entirety of RCS’s noninterest income. The increase in program fees at RCS primarily reflected higher sales volume from RCS’s LOC II and installment products. Proceeds from the sale of RCS’s LOC II product totaled $163 million for the third quarter of 2024, compared to $133 million for the third quarter of 2023. Proceeds from the sale of RCS’s installment product totaled $47 million for the third quarter of 2024, compared to $33 million for the third quarter of 2023.

The following table presents RCS program fees by product:

Table 6 — RCS Program Fees by Product

	Three Months Ended Sep. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$2,955	$2,335	$620	27%
Healthcare receivables	46	50	(4)	(8)
Installment loans*	1,175	951	224	24
Total	$4,176	$3,336	$840	25%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense increased $241,000 during the third quarter of 2024 compared to the same period in 2023.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense decreased $234,000, or 1%, for the third quarter of 2024 compared to the same period in 2023. Notable line-item variances within the noninterest expense category included:

●	Salaries and benefits decreased $221,000 as a 40-count reduction in Traditional Bank FTEs from September 30, 2023 to September 30, 2024 was able to substantially offset the increase in salaries over the same periods resulting from annual merit increases.

●	Technology expenses declined $358,000 from period-to-period, primarily the result of a $450,000 credit the Traditional Bank received during the third quarter of 2024 for a contract billing dispute with one of its technology providers.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $144,000, or 5%, during the third quarter of 2024 compared to the same period in 2023. The most notable items driving this increase were in the LOC II product, including a $377,000 increase in third-party servicing costs for growth in the product and an $88,000 increase in marketing and development expenses related to the Company’s share of these expenses based on overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

OVERVIEW (Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023)

Total Company net income for the first nine months of 2024 was $82.4 million, an $11.6 million, or 16%, increase from the same period in 2023. Diluted EPS increased to $4.24 for the first nine months of 2024 compared to $3.60 for the same period in 2023. The increase in net income primarily reflected the following:

Traditional Banking segment

●	Net income increased $8.9 million, or 28%, for the first nine months of 2024 compared to the same period in 2023.

●	Net interest income increased $2.8 million, or 2%, for the first nine months of 2024 compared to the same period in 2023.

●	Provision was a net charge of $2.8 million for the first nine months of 2024 compared to a net charge of $6.4 million for the same period in 2023.

●	Noninterest income decreased $255,000, or 1%, for the first nine months of 2024 compared to the same period in 2023.

●	Noninterest expense decreased $5.0 million, or 4%, for the first nine months of 2024 compared to the same period in 2023.

●	Total Traditional Bank loans decreased $52 million, or 1%, during the first nine months of 2024.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.42% as of September 30, 2024 compared to 0.41% as of December 31, 2023.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.22% as of September 30, 2024 compared to 0.18% as of December 31, 2023.

●	Total Traditional Bank deposits increased $254 million from December 31, 2023 to $4.6 billion as of September 30, 2024.

Warehouse

●	Net income increased $751,000, or 22%, for the first nine months of 2024 compared to the same period in 2023.

●	Net interest income increased $1.6 million, or 22%, for the first nine months of 2024 compared to the same period in 2023.

●	The Warehouse Provision was a net charge of $639,000 for the first nine months of 2024 compared to a net charge of $134,000 for the same period in 2023.

●	Average committed Warehouse lines declined to $936 million for the first nine months of 2024 from $1.0 billion for first nine months of 2023.

●	Average line usage was 47% during the first nine months of 2024 compared to 41% during the same period in 2023.

Tax Refund Solutions segment

●	Net income increased $370,000, or 3%, for the first nine months of 2024 compared to the same period in 2023.

●	Net interest income increased $3.4 million, or 12%, for the first nine months of 2024 compared to the same period in 2023.

●	Total RA originations were $771 million during the first nine months of 2024 compared to $737 million for the first nine months of 2023. Originations for both nine month periods all occurred during the first quarter of these periods.

●	In addition to the originations for the first nine months of 2024 and 2023, TRS originated $103 million of ERAs during the fourth quarter of 2023 related to the anticipated filing of tax returns for the upcoming first quarter 2024 tax filing season compared to $98 million during the fourth quarter of 2022 related to the anticipated filing of tax returns for the first quarter of 2023.

●	Overall, TRS recorded a net charge to the Provision of $22.3 million during the first nine months of 2024 compared to a net charge to the Provision of $19.6 million for the same period in 2023.

●	Noninterest income decreased $464,000 for the first nine months of 2024 compared to the same period in 2023.

●	Net RT revenue decreased $315,000 for the first nine months of 2024 compared to the same period in 2023.

●	Noninterest expense was $8.8 million for the first nine months of 2024 compared to $9.2 million for the same period in 2023.

Republic Payment Solutions segment

●	Net income decreased $1.7 million for the nine months of 2024 compared to the same period in 2023.

●	Net interest income decreased $2.3 million for the nine months of 2024 compared to the same period in 2023.

●	Noninterest income was $2.5 million for the first nine months of 2024 compared to $2.2 million for the first nine months of 2023.

●	Noninterest expense was $2.9 million for the first nine months of 2024 compared to $2.7 million for the first nine months of 2023.

Republic Credit Solutions segment

●	Net income increased $3.3 million, or 23%, for the first nine months of 2024 compared to the same period in 2023.

●	Net interest income increased $9.3 million, or 33%, for the first nine months of 2024 compared to the same period in 2023.

●	Overall, RCS recorded a net charge to the Provision of $15.7 million during the first nine months of 2024 compared to a net charge of $10.5 million for the same period in 2023.

●	Noninterest income increased $2.2 million, or 25%, from the first nine months of 2023 to the first nine months of 2024.

●	Noninterest expense was $10.4 million for the first nine months of 2024 and $8.4 million for the same period in 2023.

●	Total nonperforming loans to total loans for the RCS segment was 0.12% as of September 30, 2024 compared to 1.11% as of December 31, 2023.

●	Delinquent loans to total loans for the RCS segment was 8.10% as of September 30, 2024 compared to 10.51% as of December 31, 2023.

RESULTS OF OPERATIONS (Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023)

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

While long-term interest rates initially rose in tandem with the increases to the FFTR through the middle part of 2022, they trended lower than short-term rates during the second half of 2022. Long-term rates generally maintained this lower level relative to short-term rates throughout 2023 and the first two quarters of 2024, which was generally negative for banks’ net interest income and net interest margins during that time period.

On September 19, 2024, the FOMC lowered the FFTR by 50 basis points bringing the FFTR to 5.00% as of September 30, 2024. The FOMC also issued commentary to lead many in the market to believe additional rate cuts in the near term are forthcoming. Management currently believes the 50-basis-point decrease to the FFTR in September 2024 will be beneficial to the Company’s net interest income and net interest margin in the near term. Management also believes that any future reductions to the FFTR will likely not benefit the Company’s net interest income and net interest margin. The amount of such impact to the Company’s net interest income and net interest margin resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Total Company net interest income was $236.8 million during the first nine months of 2024 and represented an increase of $14.8 million from the first nine months of 2023. Total Company net interest margin decreased to 4.92% during the first nine months of 2024 from 5.09% for the first nine months of 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income increased $2.8 million, or 2%, for the first nine months of 2024 compared to the same period in 2023. Traditional Banking’s net interest margin was 3.49% for the first nine months of 2024, a decrease of 29 basis points from the first nine months of 2023.

The increase in the Traditional Bank’s net interest income during the first nine months of 2024 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $4.2 billion with a weighted-average yield of 4.95% during the first nine months of 2023 to $4.6 billion with a weighted average yield of 5.55% during the first nine months of 2024. In general, the growth in average loan balances was primarily attributable to loan growth achieved during the last three months of 2023, as the spot balances for Traditional Bank loans decreased $52 million, or 1%, from December 31, 2023 to September 30, 2024. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $435 million with a weighted-average yield of 5.46% during the first nine months of 2024 compared to $178 million with a weighted-average yield of 4.99% for the first nine months of 2023.

The increase in average interest-earning cash was a strategic decision primarily resulting from the inverted yield curve as the yield for overnight cash remained a more appealing option throughout the first nine months of 2024 than longer-term investment alternatives. Additionally, management also chose to maintain supplemental on-balance sheet liquidity during the first nine months of the year, above required minimums, in response to the uncertainty of the economic environment.

●	Average investments decreased to $665 million with a weighted-average yield of 3.08% during the first nine months of 2024 from $773 million with a weighted-average yield of 2.70 % for the first nine months of 2023. As part of its overall interest rate risk management strategy, the Traditional Bank generally maintains an investment portfolio with a short overall duration. As noted above, the more attractive yield for cash generally led to a decrease in the Traditional Bank’s average investments throughout 2024. Overall, the Traditional Bank continued to maintain an investment portfolio with a short overall duration as part of its total balance sheet interest rate risk management strategy.

o	The Traditional Bank’s average cost of interest-bearing liabilities increased from 1.32% during the first nine months of 2023 to 2.56% for the first nine months of 2024. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

o	The weighted-average cost of total interest-bearing deposits increased from 1.50% during the first nine months of 2023 to 2.75% for the first nine months of 2024. In addition, average interest-bearing deposits increased $638 million from the first nine months of 2023 to the first nine months of 2024. Included within growth in interest-bearing deposits was a $225 million increase in the average balances for higher-cost, short-term brokered deposits and third-party listing service deposits, which the Company utilized for excess liquidity purposes.

o	The average balance of FHLB borrowings increased from $315 million for the first nine months of 2023 to $410 million for the first nine months of 2024. The weighted-average cost of these borrowings decreased from 4.69% to 4.61% for the same time periods.

o	The Traditional Bank’s average noninterest-bearing deposits decreased from $1.4 billion during the first nine months of 2023 to $1.2 billion for the first nine months of 2024, as the inverted yield curve and competition for deposits continued to make interest-bearing deposits a more attractive on-going alternative for consumer and business deposit accounts.

Management believes the Traditional Bank could experience a benefit to its net interest income and net interest margin during the fourth quarter of 2024 resulting from the decrease to the FFTR The amount of this benefit, if any, will be dependent upon several factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse rose $1.6 million, or 22%, from the first nine months of 2023 to the first nine months of 2024, driven primarily by an increase in the Warehouse net interest margin, which increased 27 basis points from 2.37% during the first nine months of 2023 to 2.64% during the first nine months of 2024. The improvement in Warehouse net interest margin occurred as its loan yields increased by 64 basis points from period-to-period, while its internally assigned net FTP funding costs rose 81 basis points for the same period. The expansion in Warehouse loan yield over its cost of funds was generally driven by an improvement in pricing with some clients resulting from their annual line of credit renewals.

Overall average outstanding Warehouse balances also increased from $406 million during the first nine months of 2023 to $442 million for the first nine months of 2024. Average committed Warehouse lines-of-credit decreased from $1.0 billion as September 30, 2023 to $936 million as of September 30, 2024, while average usage rates for Warehouse lines were 47% and 41% during the first nine months of 2024 and 2023.

Because consumer mortgage demand drives the usage of Warehouse lines of credit, overall line usage for the Warehouse segment has historically been sensitive to changes in interest rates on the long end of the yield curve. As a result, a decreasing interest rate environment for the long end of the yield curve could positively impact Warehouse demand if the long term interest rate declines are substantial. Alternatively, if interest rates only decline substantially on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $3.4 million from the first nine months of 2023 to the first nine months of 2024. Loan-related interest and fees increased $4.2 million for the period and was generally driven by a 4.75% increase in tax season loan origination volume from period to period. In addition, loan fees included a $560,000 payment received during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season. The increase in loan interest and fees was partially offset by an $841,000 increase to the segment’s cost of funds net of its FTP credit for its deposit accounts.

See additional detail regarding the RA product under Footnote 5“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions

Net interest income from the Company’s prepaid card division decreased $2.3 million for the first nine months of 2024 compared to the same period in 2023. Overall, RPS earned a higher yield of 5.01% applied to the $362 million average of prepaid program balances for the first nine months of 2024 compared to a yield of 4.43% for the $361 million in average prepaid card balances for the first nine months of 2023. The increase in this higher yield, however, was substantially offset by a $3.1 million charge to interest expense for a new revenue sharing arrangement for the program which began in January 2024.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A decreasing interest rate environment, however, would likely negatively impact the Company’s internal FTP credit more than it would impact the revenue share the Company pays for the product, decreasing the segment's net interest margin. The exact amount of impact for either scenario would depend on the final internal FTP credit assigned, as well as the overall volume of balances, as the revenue share payouts are also based on overall balances tiers.

Republic Credit Solutions segment

RCS’s net interest income increased $9.3 million, or 33%, from the first nine months of 2023 to the first nine months of 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased $9.0 million during the first nine months of 2024 to $22.1 million, an 68% increase compared to the $13.2 million recorded during the first nine months of 2023. As a result, average loan balances outstanding increased by $9.0 million or 64% from the first nine months of 2023 to the first nine months of 2024.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would materially impact origination volume for its various consumer loan products. A decreasing interest rate environment likely would positively impact the Company’s internal FTP cost allocated to this segment, which would increase the NIM for the segment. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

The following table presents the average balance sheets for the nine-month periods ended September 30, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$435,189	$17,795	5.46%	$177,292	$6,653	5.00%
Investment securities, including FHLB stock (a)	665,151	15,360	3.08	773,145	15,641	2.70
TRS Refund Advance loans (b)	107,742	35,436	43.93	91,493	31,476	45.87
RCS LOC products (b)	43,398	35,579	109.51	33,783	26,141	103.17
Other RPG loans (c) (f)	120,280	7,455	8.28	113,954	6,621	7.75
Outstanding Warehouse lines of credit (d) (f)	442,217	26,489	8.00	405,546	22,395	7.36
All other Core Bank loans (e) (f)	4,612,204	191,764	5.55	4,215,069	156,351	4.95

Total interest-earning assets	6,426,181	329,878	6.86	5,810,282	265,278	6.09

Allowance for credit loss	(95,352)			(84,415)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	155,169			167,960
Premises and equipment, net	33,553			33,411
Bank owned life insurance	105,138			102,479
Other assets (a)	254,126			205,828
Total assets	$6,878,815			$6,235,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,802,805	$17,935	1.33%	$1,526,490	$8,025	0.70%
Money market accounts	1,134,374	29,228	3.44	830,731	13,236	2.12
Time deposits	383,626	11,392	3.97	280,715	5,466	2.60
Reciprocal money market and time deposits	339,495	10,776	4.24	171,481	4,469	3.47
Brokered deposits	230,496	9,240	5.35	14,626	562	5.12

Total interest-bearing deposits	3,890,796	78,571	2.70	2,824,043	31,758	1.49

SSUARs and other short-term borrowings	88,140	403	0.61	136,528	451	0.44
Federal Home Loan Bank advances and other long-term borrowings	409,854	14,144	4.61	315,015	11,073	4.69

Total interest-bearing liabilities	4,388,790	93,118	2.83	3,275,586	43,282	1.76

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,389,759			1,936,096
Other liabilities	145,883			133,081
Stockholders’ equity	954,383			890,782
Total liabilities and stock-holders’ equity	$6,878,815			$6,235,545

Net interest income		$236,760			$221,996

Net interest spread			4.03%			4.33%

Net interest margin			4.92%			5.09%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
c)	Interest income includes loan fees of $1.2 million and $957,000 for the nine months ended September 30, 2024 and 2023.
d)	Interest income includes loan fees of $977,000 and $796,000 for the nine months ended September 30, 2024 and 2023.
e)	Interest income includes loan fees of $4.2 million and $4.2 million for the nine months ended September 30, 2024 and 2023.
f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees and costs.

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

Table 8 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2024
	Compared to
	Nine Months Ended September 30, 2023
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$11,142	$11,168	$(26)
Investment securities, including FHLB stock	(281)	(2,984)	2,703
TRS Refund Advance loans*	3,960	7,373	(3,413)
RCS LOC products	9,438	9,533	(95)
Other RPG loans	834	525	309
Outstanding Warehouse lines of credit	4,094	2,825	1,269
All other Core Bank loans	35,413	20,545	14,868
Net change in interest income	64,600	48,985	15,615

Interest expense:

Transaction accounts	9,910	2,408	$7,502
Money market accounts	15,992	7,720	8,272
Time deposits	5,926	3,053	2,873
Reciprocal money market and time deposits	6,307	5,528	779
Brokered deposits	8,678	8,729	(51)
SSUARs and other short-term borrowings	(48)	(225)	177
Federal Home Loan Bank advances	3,071	4,189	(1,118)
Net change in interest expense	49,836	31,402	18,434

Net change in net interest income	$14,764	$17,583	$(2,819)

* Since interest income for Refund Advances is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

Total Company Provision was a net charge of $41.4 million for the first nine months of 2024 compared to a net charge of $36.6 million for the same period in 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2024 was a net charge of $2.8 million compared to a net charge of $6.4 million for the first nine months of 2023. An analysis of the Provision for the first nine months of 2024 compared to the same period in 2023 follows:

For the first nine months of 2024, the net charge of $2.8 million to the Provision for the Traditional Bank primarily reflected the following:

●	The Traditional Bank recorded a net charge to the Provision of $545,000 during the first nine months of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $52 million during the first nine months of 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision for the quarter.

●	The Traditional Bank recorded a loan loss Provision of $1.9 million for the charge-off of three linked, broker-related marine loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. As of September 30, 2024, the Bank had $4.9 million of broker-related marine loans remaining in its loan portfolio.

For the first nine months of 2023, the net charge of $6.4 million to the Provision for the Traditional Bank primarily reflected the following:

●	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans. A net credit of $1.4 million was recorded during the second quarter of 2023 to reflect a change in estimated fair value based upon further evaluation of PCD loans.

●	The Traditional Bank recorded approximately $5.0 million in general formula reserves for $642 million of loan growth during the first nine months of 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

●	Offsetting the above, the Traditional Bank recognized a $2.7 million credit to the Provision during the first nine months of 2023 driven primarily by the release of $1.5 million in COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.30% as of September 30, 2024 compared to 1.28% as of December 31, 2023 and 1.27% as of September 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2024.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse

Warehouse recorded a net charge to the Provision of $639,000 for the first nine months of 2024 compared to a net charge of $134,000 for the same period in 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $255 million during the first nine months of 2024 compared to an increase of $53 million during the first nine months of 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2024, December 31, 2023, and September 30, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2024.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $22.3 million during the first nine months of 2024 compared to a net charge of $19.6 million for the same period in 2023. Substantially all TRS Provision in both periods was related to its RA product.

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

TRS’s incurred loss rate for RAs as of September 30, 2023 was 2.95% of total originations and it finished 2023 with a final RA loss rate of 2.84% of total RAs originated. As of September 30, 2024, TRS’s incurred loss rate related to RAs that were associated with the first quarter 2024 tax filing season was 3.40% of the $874 million of the total loans originated during December 2023 and the first two months of 2024.

Net charge-offs and net Provision were significantly higher for TRS during the first nine months of 2024 compared to the first nine months of 2023 as payments on a year-to-date basis from the US Treasury to pay off RAs and ERAs continued to significantly lag payments received during the same time period in 2023. At this time, management believes the final payment performance for the 2024 Tax Season will remain significantly below the 2023 Tax Season. With all unpaid RAs charged off as of June 30, 2024, any payments received for unguaranteed RAs during the fourth quarter of 2024 will represent recovery credits directly to income.

See additional detail regarding the RA product under Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 9 below, RCS recorded a net charge to the Provision of $15.7 million during the first nine months of 2024 compared to a net charge to the Provision of $10.5 million for the same period in 2023. The increase in the Provision was driven primarily by a $4.1 million increase in net charge-offs within the LOC II product, which resulted in a higher reserve percentage being applied to the outstanding balances, and a $419,000 increase in formula reserves applied to the LOC II product. The increase in Provision within the LOC II product was generally in line with the 64% increase in average outstanding loan balances for the same periods.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 15.70% as of September 30, 2024, 13.82% as of December 31, 2023, and 13.00% as of September 30, 2023. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2024.

The following table presents net charges to the RCS Provision by product:

Table 9 — RCS Provision by Product

	Nine Months Ended Sep. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$15,746	$10,431	$5,315	51%
Hospital receivables	(4)	37	(41)	(111)
Total	$15,742	$10,468	$5,274	50%

Table 10 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2024	2023

ACLL at beginning of period	$82,130	$70,413

CBank Initial Recognition of ACLL and Fair Value Adjustment	—	216

Charge-offs:

Traditional Banking:
Residential real estate	(62)	(24)
Lease financing receivables	(90)	—
Home equity	(29)	—
Consumer	(2,841)	(878)
Total Traditional Banking	(3,022)	(902)
Warehouse lines of credit	—	—
Total Core Banking	(3,022)	(902)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(32,555)	(25,823)
Other TRS commercial & industrial loans	(137)	(128)
Republic Credit Solutions	(13,882)	(9,459)
Total Republic Processing Group	(46,574)	(35,410)
Total charge-offs	(49,596)	(36,312)

Recoveries:

Traditional Banking:
Residential real estate	105	50
Commercial real estate	336	66
Commercial & industrial	3	116
Lease financing receivables	46	10
Home equity	11	2
Consumer	305	253
Total Traditional Banking	806	497
Warehouse lines of credit	—	—
Total Core Banking	806	497

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	6,377	2,411
Other TRS commercial & industrial loans	44	31
Republic Credit Solutions	967	685
Total Republic Processing Group	7,388	3,127
Total recoveries	8,194	3,624

Net loan charge-offs	(41,402)	(32,688)

Provision - Core Banking	3,406	6,545
Provision - RPG	38,024	30,090
Total Provision	41,430	36,635
ACLL at end of period	$82,158	$74,576

Credit Quality Ratios - Total Company:

ACLL to total loans	1.55%	1.47%
ACLL to nonperforming loans	420	389
Net loan charge-offs to average loans	1.04	0.90

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.18%	1.17%
ACLL to nonperforming loans	315	320
Net loan charge-offs to average loans	0.06	0.01

Table 11 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Nine Months Ended
	September 30,
	2024	2023

Traditional Banking:
Residential real estate:
Owner occupied	—%	—%
Nonowner occupied	—	—
Commercial real estate	(0.02)	(0.01)
Construction & land development	—	—
Commercial & industrial	—	(0.03)
Lease financing receivables	0.08	(0.04)
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	1.28	0.46
Overdrafts	74.84	84.97
Automobile loans	(0.43)	1.01
Other consumer	0.44	0.22
Total Traditional Banking	0.02	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.06	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	34.58	32.93
Other TRS loans	0.78	0.67
Republic Credit Solutions	12.19	9.74
Total Republic Processing Group	22.76	18.37
Total	1.04%	0.90%

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

The Company’s net charge-offs to average total Company loans increased from 0.90% during the first nine months of 2023 to 1.04% during the first nine months of 2024, with net charge-offs increasing $8.7 million, or 27%, and average total Company loans increasing $466 million, or 10% over the same periods. As discussed in more detail above, the increase in net charge-offs was primarily driven by a $2.8 million increase in period-over-period net charge-offs within the Company’s TRS operations, and a $4.1 million increase in period-over-period net charge-offs within the Company’s RCS operations.

The Company’s net charge-offs also included a $1.8 million increase in net charge-offs within the Traditional Bank. The increase in net charge-offs within the Traditional Bank was primarily driven by $1.9 million of charge-offs within the Traditional Bank’s broker-related marine product. The net charge-offs within marine lending were isolated to three linked loans. As previously noted, the Company discontinued the origination of this product during the third quarter of 2024 and had $4.9 million broker-related marine loans outstanding as of September 30, 2024.

Noninterest Income

Total Company noninterest income increased $1.9 million during the first nine months of 2024 compared to the same period in 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $255,000, or 1%, for the first nine months of 2024 compared to the same period in 2023, driven primarily by a $1.7 million payment received during the second quarter of 2023 related to a death benefit payment in excess of the cash surrender value for a BOLI policy.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2024 and 2023 were $5.5 million and $5.3 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2024 and 2023 were $928,000 and $937,000.

Tax Refund Solutions segment

TRS’s noninterest income decreased $464,000, or 3%, during the first nine months of 2024 compared to the same period in 2023, driven by a 2%, or $315,000, decrease net RT revenue. Net RT revenue for 2024 was negatively impacted by a year-to year decline in payment volume received from the US Treasury, as the number of RTs processed during the first nine months of 2024 declined approximately 3% from the nine months of 2023. In addition, net RT revenue was also negatively impacted comparing the first nine months of 2024 versus the first nine months of 2023 as the volume mix shifted toward Tax Providers with revenue sharing arrangements that were less favorable to Republic.

Republic Credit Solutions segment

RCS’s noninterest income increased $2.2 million, or 25%, during the first nine months of 2024 compared to the same period in 2023, with program fees representing the substantial majority of RCS’s noninterest income. The increase in program fees at RCS primarily reflected higher sales volume from RCS’s LOC II and installment products. Proceeds from the sale of RCS’s LOC II product totaled $449 million for the first nine months of 2024, compared to $363 million for the first nine months of 2023. Proceeds from the sale of RCS’s installment product totaled $126 million for the first nine months of 2024 compared to $86 million for the first nine months of 2023. The higher sales volume in both products was driven by an increase in marketing activity for the products.

The following table presents RCS program fees by product:

Table 12 — RCS Program Fees by Product

	Nine Months Ended Sep. 30,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$7,789	$6,227	$1,562	25%
Hospital receivables	139	147	(8)	(5)
Installment loans*	3,292	2,507	785	31
Total	$11,220	$8,881	$2,339	26%

*	The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of program fees.

Noninterest Expense

Total Company noninterest expense decreased $3.1 million, or 2%, during the first nine months of 2024 compared to the same period in 2023.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense decreased $5.0 million for the first nine months of 2024 compared to the same period in 2023. The following primarily drove the change in noninterest expense:

●	Noninterest expenses associated with the acquired CBank operations were $3.6 million across all categories for the first nine months of 2024 and $5.4 million for the first nine months of 2023. The figure for the first nine months of 2023 includes $2.2 million in merger related expenses that are not expected to recur in the future.

●	Legacy Salaries and Benefits expense decreased a net $2.0 million, or 3%, to $73.8 million for the first nine months of 2024. The most notable changes within this category were as follows:

o	Direct legacy salaries increased a net $1.2 million, or 2%, due primarily to the cost of annual merit increases of approximately 4%, partially offset by a 40-count decrease in the number of FTEs from September 30, 2023 to September 30, 2024.

o	Estimated Legacy incentive compensation accruals decreased $2 million due to above noted decrease in FTEs, with a notable number of these associates having annual bonus opportunities.

o	Legacy Employee benefits declined $708,000, or 6%, due primarily to the above noted decrease in the number of FTEs and associated incentive compensation accruals.

●	Legacy Marketing expenses declined $502,000 primarily due to a reduced focus on media related marketing during the first nine months of 2024.

●	Legacy Technology expenses declined $350,000 from period-to-period, primarily the result of a $450,000 credit the Traditional Bank received during the third quarter of 2024 for a contract billing dispute with one of its technology providers.

●	Within the other category, provision for off-balance sheet exposures declined by $430,000 due to an overall decrease in these unfunded commitments for the first nine months of 2024, while the first nine months of 2023 had an increase in these commitments.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $2.0 million, or 24%, during the first nine months of 2024 compared to the same period in 2023. The most notable items driving this increase were in the LOC II product, including a $1.3 million increase in third-party servicing costs for growth in the product and a $1.2 million increase in marketing and development expenses related to the Company’s share of these expenses based on overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $531 million in cash and cash equivalents as of September 30, 2024 compared to $317 million as of December 31, 2023. Comparing average balances for the first nine months of 2024 and 2023, the Company had average interest-earning cash and cash equivalent balances of $458 million for the first nine months of 2024 compared to $177 million for the first nine months of 2023.

The increase in average interest-earning cash was a strategic decision primarily resulting from the inverted yield curve as the yield for overnight cash remained a more appealing option throughout the first nine months of 2024 than longer-term investment alternatives. Additionally, management also chose to maintain supplemental on-balance sheet liquidity during the first nine months of the year, above required minimums, in response to the uncertainty of the economic environment.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 5.47% during the first nine months of 2024 with a spot balance yield of approximately 5.00% on September 30, 2024. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Nine Months Ended September 30, 2024
	Purchase	Yield to	Average
(in thousands)	Cost	Maturity	Life

Purchases by Class for the Three Months Ended March 31, 2024
U.S. Government Agencies	$50,000	5.58	2.34	yrs
Total	$50,000	5.58	2.34	yrs

Purchases by Class for the Three Months Ended June 30, 2024
U.S. Government Agencies	$—	—%	—	yrs
Total	$—	—	—	yrs

Purchases by Class for the Three Months Ended September 30, 2024
U.S. Government Agencies	$40,000	5.31%	3.10	yrs
U.S. Treasuries	20,000	4.02	1.02	yrs
Total	$60,000	4.88	2.41	yrs

Total Purchases for the Nine Months Ended September 30, 2024	$110,000	5.20%	2.38	yrs

Republic’s investment portfolio decreased $192 million from December 31, 2023 to September 30, 2024. The decrease was driven by $276 million in calls and maturities of debt securities and $26 million in paydowns on mortgage-backed securities, which were partially offset by the purchase of $110 million in securities. The Company elected to generally maintain the excess cash it received from the decline in its investment portfolio in interest-earning cash due to its more attractive yield as compared to longer-term investment options.

Loan Portfolio

The composition of the loan portfolio follows:

Table 14 — Loan Portfolio Composition

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,046,385	$1,144,684	$(98,299)	(9)%
Nonowner-occupied	326,273	345,965	(19,692)	(6)
Commercial real estate (1)	1,813,303	1,785,289	28,014	2
Construction & land development	247,730	217,338	30,392	14
Commercial & industrial	437,911	464,078	(26,167)	(6)
Lease financing receivables	89,653	88,591	1,062	1
Aircraft	235,327	250,051	(14,724)	(6)
Home equity	341,204	295,133	46,071	16
Consumer:
Credit cards	16,762	16,654	108	1
Overdrafts	827	694	133	19
Automobile loans	1,340	2,664	(1,324)	(50)
Other consumer	10,181	7,428	2,753	37
Total Traditional Banking	4,566,896	4,618,569	(51,673)	(1)
Warehouse lines of credit*	595,163	339,723	255,440	75
Total Core Banking	5,162,059	4,958,292	203,767	4

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	103,115	(103,115)	(100)
Other TRS commercial & industrial loans	302	46,092	(45,790)	(99)
Republic Credit Solutions	134,556	132,362	2,194	2
Total Republic Processing Group	134,858	281,569	(146,711)	(52)

Total loans**	5,296,917	5,239,861	57,056	1
Allowance for credit losses	(82,158)	(82,130)	(28)	0

Total loans, net	$5,214,759	$5,157,731	$57,028	1

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64% and 63%, respectively, for September 30, 2024 and December 31, 2023. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36% and 37%, respectively, for September 30, 2024 and December 31, 2023.

Gross loans increased by $57 million, or 1%, during the first nine months of 2023 to $5.3 billion as of September 30, 2024. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $52 million, or 1%, from December 31, 2023 to September 30, 2024. Primarily driving this change, during the last half of March 2024, Management made the decision to sell $69 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the third quarter of 2024 with the final dollar amount of loans sold being $67 million.

In addition to the loan sale, management has generally implemented a stricter pricing strategy across all loan types due to the inverted yield curve and elevated funding costs in the market. This stricter pricing strategy has led to a general slowdown in overall origination volume across most product types. Management believes it will maintain this stricter pricing strategy as long as the yield curve remains inverted and incremental funding costs remain elevated, most likely causing new loan production to remain well below 2023 levels for the remainder of 2024. It is also possible this stricter pricing policy could cause loan payoffs and paydowns to outpace new originations leading to a decline in the Traditional Bank’s loan balances for the fourth quarter of 2024 and potentially 2025 as well.

Warehouse

Outstanding Warehouse period-end balances increased $255 million from December 31, 2023 to September 30, 2024. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

Outstanding TRS loans decreased $149 million from December 31, 2023 to September 30, 2024 primarily reflecting the substantial paydown and charge-offs of ERAs originated during December 2023. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2023 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during the December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of September 30, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL remained at $82 million from December 31, 2023 to September 30, 2024. As a percent of total loans, the total Company’s ACLL decreased to 1.55% as of September 30, 2024 compared to 1.57% as of December 31, 2023. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $550,000 to $60 million as of September 30, 2024 driven primarily by general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased in total during the first nine months of 2024, the segment experienced a change in loan mix growing in loan categories, such as construction and land development, with higher loan loss reserve requirements. Partially offsetting the change in loan mix, the Traditional Bank reclassed $69 million of correspondent mortgage loans from held for investment into held for sale.

Warehouse

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2024 to December 31, 2023. As of September 30, 2024, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2024.

Tax Refund Solutions

The TRS ACLL decreased $4 million from December 31, 2023 to $1,000 as of September 30, 2024, with this decrease driven by the September 30, 2024 charge-off of all unpaid RAs originated during December 2023.

Republic Credit Solutions segment

The RCS ACLL increased $3 million to $21 million as of September 30, 2024, with this increase driven by an increase in the RCS LOC II spot loan balances and a change in the RCS loan mix as the outstanding RCS LOC I and healthcare receivables spot loan balances decreased.

RCS maintained an ACLL for two distinct credit products offered as of September 30, 2024, including its line-of-credit products and its healthcare-receivables products. As of September 30, 2024, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 54.69% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	September 30, 2024			December 31, 2023
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$9,417	20%	0.90%	$10,337	22%	0.90
Nonowner-occupied	2,906	6	0.89	3,047	7	0.88
Commercial real estate	26,339	35	1.45	25,830	33	1.45
Construction & land development	6,661	5	2.69	6,060	4	2.79
Commercial & industrial	4,012	8	0.92	4,236	9	0.91
Lease financing receivables	1,116	2	1.24	1,061	2	1.20
Aircraft	588	4	0.25	625	5	0.25
Home equity	6,350	6	1.86	5,501	6	1.86
Consumer:	—	—	—
Credit cards	1,080	—	6.44	1,074	—	6.45
Overdrafts	659	—	79.69	694	—	100.00
Automobile loans	14	—	1.04	32	—	1.20
Other consumer	407	—	4.00	501	—	6.74
Total Traditional Banking	59,549	86	1.30	58,998	88	1.28
Warehouse lines of credit	1,486	11	0.25	847	6	0.25
Total Core Banking	61,035	97	1.18	59,845	94	1.21

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	3,929	2	3.81
Other TRS commercial & industrial loans	1	—	0.33	61	1	0.13
Republic Credit Solutions	21,122	3	15.70	18,295	3	13.82
Total Republic Processing Group	21,123	3	15.66	22,285	6	7.91
Total	$82,158	100	1.55	$82,130	100	1.57

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $669,000 during the first nine months of 2024, driven primarily by commercial-purpose loans repaid or upgraded to a Pass rating during the first nine months of 2023.

See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	20,631	20,253	378	2
PCD - Substandard	1,461	1,699	(238)	(14)
Total Classified Loans	22,092	21,952	140	1

Special Mention	52,042	51,447	595	1
PCD - Special Mention	381	447	(66)	(15)
Total Special Mention Loans	52,423	51,894	529	1

Total Classified and Special Mention Loans	$74,515	$73,846	$669	1%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category includes loan modifications totaling approximately $152,000 and $2 million as of September 30, 2024 and December 31, 2023.

Nonperforming loans to total loans decreased to 0.37% as of September 30, 2024 from 0.39% as of December 31, 2023, as the total balance of nonperforming loans decreased by $1 million, or 5%, while total loans increased $57 million during the first nine months of 2024.

The ACLL to total nonaccrual loans decreased to 424% as of September 30, 2024 from 429% as of December 31, 2023, as the total ACLL increased $28,000 and the balance of nonaccrual loans increased by $231,000.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2024	December 31, 2023

Loans on nonaccrual status*	$19,381	$19,150
Loans past due 90-days-or-more and still on accrual**	164	1,468
Total nonperforming loans	19,545	20,618
Other real estate owned	1,212	1,370
Total nonperforming assets	$20,757	$21,988

Credit Quality Ratios - Total Company:
ACLL to total loans	1.55%	1.57%
Nonaccrual loans to total loans	0.37	0.37
ACLL to nonaccrual loans	424	429
Nonperforming loans to total loans	0.37	0.39
Nonperforming assets to total loans (including OREO)	0.39	0.42
Nonperforming assets to total assets	0.31	0.33

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.18%	1.21%
Nonaccrual loans to total loans	0.38	0.39
ACLL to nonaccrual loans	315	313
Nonperforming loans to total loans	0.38	0.39
Nonperforming assets to total loans (including OREO)	0.40	0.41
Nonperforming assets to total assets	0.33	0.35
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 5 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	September 30, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$15,660	1.50%	$15,056	1.32%
Nonowner-occupied	64	0.02	64	0.02
Commercial real estate	737	0.04	850	0.05
Construction & land development	—	—	—	—
Commercial & industrial	854	0.20	1,221	0.26
Lease financing receivables	134	0.15	—	—
Aircraft	—	—	—	—
Home equity	1,868	0.55	1,948	0.66
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	5	0.37	10	0.38
Other consumer	59	0.58	1	0.01
Total Traditional Banking	19,381	0.42	19,150	0.41
Warehouse lines of credit	—	—	—	—
Total Core Banking	19,381	0.38	19,150	0.39

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	164	0.12	1,468	1.11
Total Republic Processing Group	164	0.12	1,468	0.52

Total nonperforming loans	$19,545	0.37%	$20,618	0.39%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
September 30, 2024		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,057	56	$8,552	2	$2,051	198	$15,660
Nonowner-occupied	2	64	—	—	—	—	2	64
Commercial real estate	—	—	1	190	1	547	2	737
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	30	3	824	—	—	4	854
Lease financing receivables	1	33	1	101	—	—	2	134
Aircraft	—	—	—	—	—	—	—	—
Home equity	34	1,151	5	717	—	—	39	1,868
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	59	—	—	—	—	2	59
Total Traditional Banking	181	6,399	66	10,384	3	2,598	250	19,381
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	181	6,399	66	10,384	3	2,598	250	19,381

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	164	NM	164
Total Republic Processing Group	NM	—	—	—	—	164	NM	164

Total	181	$6,399	66	$10,384	3	$2,762	250	$19,545

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	125	$4,569	45	$7,200	3	$3,287	173	$15,056
Nonowner-occupied	3	64	—	—	—	—	3	64
Commercial real estate	—	—	1	191	1	659	2	850
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	1	339	1	821	4	1,221
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	36	1,236	3	712	—	—	39	1,948
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	10	—	—	—	—	3	10
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	170	5,941	50	8,442	5	4,767	225	19,150
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	170	5,941	50	8,442	5	4,767	225	19,150

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	1,468	NM	1,468
Total Republic Processing Group	NM	—	—	—	—	1,468	NM	1,468

Total	170	$5,941	50	$8,442	5	$6,235	225	$20,618

Table 20 — Roll-forward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Nonperforming loans at the beginning of the period	$20,541	$17,504	$20,618	$16,318
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,007	2,564	5,565	7,345
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,599)	(949)	(3,919)	(3,798)
Principal balance paydowns of loans nonperforming at both period ends	(1,071)	(457)	(1,549)	(997)
Net change in principal balance of other nonperforming loans*	(333)	502	(1,170)	296

Nonperforming loans at the end of the period	$19,545	$19,164	$19,545	$19,164
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Loans charged off	$—	$—	$(13)	$—
Loans transferred to OREO	—	2	(168)	—
Loan payoffs and paydowns	—	—	(155)	(1,521)
Loans returned to accrual status	(1,599)	(951)	(3,583)	(2,277)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,599)	$(949)	$(3,919)	$(3,798)

Based on the Bank’s review as of September 30, 2024, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.40% as of September 30, 2024 from 0.42% as of December 31, 2023. Core Bank delinquent loans to total Core Bank loans increased to 0.19% as of September 30, 2024 from 0.16% as of December 31, 2023. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2024 and December 31, 2023 were on nonaccrual status.

Table 22 — Delinquent Loan Composition*

	September 30, 2024		December 31, 2023
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$7,103	0.68%	$5,803	0.51%
Nonowner-occupied	—	—	—	—
Commercial real estate	523	0.03	—	—
Construction & land development	—	—	—	—
Commercial & industrial	1,049	0.24	1,360	0.29
Lease financing receivables	36	0.04	18	0.02
Aircraft	—	—	—	—
Home equity	1,110	0.33	767	0.26
Consumer:
Credit cards	44	0.26	35	0.21
Overdrafts	143	17.29	131	18.88
Automobile loans	—	—	2	0.08
Other consumer	40	0.39	60	0.81
Total Traditional Banking	10,048	0.22	8,176	0.18
Warehouse lines of credit	—	—	—	—
Total Core Banking	10,048	0.19	8,176	0.16

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	10,902	8.10	13,916	10.51
Total Republic Processing Group	10,902	8.08	13,916	4.94

Total delinquent loans	$20,950	0.40%	$22,092	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Roll-forward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Delinquent loans at the beginning of the period	$19,283	$15,918	$22,092	$15,260
Loans that became delinquent during the period - Refund Advances*	—	—	—	—
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	4,678	3,076	5,606	5,668
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,253)	(2,087)	(3,073)	(4,833)
Principal balance paydowns of loans delinquent at both period ends	(738)	(61)	(704)	(52)
Net change in principal balance of other delinquent loans*	980	2,288	(2,971)	3,091
Delinquent loans at the end of period	$20,950	$19,134	$20,950	$19,134
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023

Loans charged off	$—	$—	$(15)	$(1)
Loans transferred to OREO	—	2	(168)	—
Loan payoffs and paydowns	(360)	—	(640)	(1,629)
Loans paid current	(2,893)	(2,089)	(2,250)	(3,203)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,253)	$(2,087)	$(3,073)	$(4,833)

Deposits

Table 25 — Deposit Composition

(in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change

Core Bank:
Demand	$1,158,108	$1,158,051	$57	0%
Money market accounts	1,232,060	1,007,356	224,704	22
Savings	259,076	263,238	(4,162)	(2)
Reciprocal money market	263,602	188,078	75,524	40
Individual retirement accounts (1)	35,555	33,793	1,762	5
Time deposits, $250 and over (1)	118,043	101,787	16,256	16
Other certificates of deposit (1)	241,025	225,614	15,411	7
Reciprocal time deposits (1)	100,888	90,857	10,031	11
Wholesale brokered deposits (1)	87,252	88,767	(1,515)	(2)
Total Core Bank interest-bearing deposits	3,495,609	3,157,541	338,068	11
Total Core Bank noninterest-bearing deposits	1,157,979	1,239,466	(81,487)	(7)
Total Core Bank deposits	4,653,588	4,397,007	256,581	6

Republic Processing Group:
Wholesale brokered deposits (1)	—	199,960	(199,960)	(100)
Interest-bearing prepaid card deposits	321,681	—	321,681	—
Money market accounts	24,320	18,664	5,656	30
Total RPG interest-bearing deposits	346,001	218,624	127,377	58

Noninterest-bearing prepaid card deposits	—	318,769	(318,769)	(100)
Other noninterest-bearing deposits	102,107	118,763	(16,656)	(14)
Total RPG noninterest-bearing deposits	102,107	437,532	(335,425)	(77)
Total RPG deposits	448,108	656,156	(208,048)	(32)

Total deposits	$5,101,696	$5,053,163	$48,533	1%
(1)	Includes time deposits

Total deposits increased $49 million from December 31, 2023 to $5.1 billion as of September 30, 2024. Total Core Bank deposits increased by $257 million, or 6%, from December 31, 2023. Within the Core Bank’s deposits, interest-bearing deposits increased $338 million and noninterest-bearing deposits decreased $81 million.

The increase in Core Bank interest-bearing deposits was driven by $225 million of growth in money market deposits and, a $76 million increase in reciprocal money market deposits, and a $16 million increase in time deposits. The growth in money market and reciprocal money market deposits was primarily in exception-priced accounts as well as those products marketed with standard higher offering rates. The growth in savings deposit balances was driven primarily by funds received from a third-party listing service.

During the first nine months of 2024, noninterest-bearing deposit balances continued their downward trend, while interest-bearing categories generally increased. This trend was generally the result of the attractive yields available on interest-bearing deposit accounts as compared to noninterest-bearing alternatives, which provide no yield to the depositor.

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

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $370 million as of September 30, 2024 compared to $380 million as of December 31, 2023. There were no overnight borrowings as of September 30, 2024 compared to $110 million as of December 31, 2023. The Company has utilized FHLB advances over the past year to partially fund its noninterest-bearing deposit outflow and overall loan growth.

During the second quarter of 2024, the Bank elected to extend $100 million of FHLB borrowings during May and June through a third-party, fixed rate swap to take advantage of the inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term.

As of September 30, 2024, the Company’s $370 million of FHLB advances had a weighted-average maturity of 2.53 years and a weighted-average cost of 4.52%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

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

Table 26 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	September 30, 2024	December 31, 2023

Cash and cash equivalents	$530,865	$316,567
Unencumbered debt securities	386,013	491,783
Total liquid assets	916,878	808,350

Available borrowing capacity with the FHLB	775,241	730,265
Available borrowing capacity with the Federal Reserve	45,551	53,611
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	920,792	883,876

Total liquid assets and available borrowing capacity	$1,837,670	$1,692,226

The Company generally carried higher average interest-earning cash balances during the first nine months of 2024 as the result of a strategic decision to maintain additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

The Bank had a period-end loan-to-deposit ratio (excluding brokered deposits) of 106% as of September 30, 2024 and 106% as of December 31, 2023. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of September 30, 2024, the Bank had approximately $1.0 billion in deposits from 191 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.9 billion, or 37%, of total deposits as of September 30, 2024. The 20 largest non-sweep deposit relationships represented approximately $378 million, or 7%, of the Company’s total deposit balances as of as of September 30, 2024. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of September 30, 2024 and December 31, 2023, these pledged investment securities had a fair value of $81 million and $100 million.

Capital

Total stockholders’ equity increased from $913 million as of December 31, 2023 to $980 million as of September 30, 2024. The increase in stockholders’ equity was primarily attributable to net income earned during the first nine months of 2024 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of October 1, 2024, RB&T could, without prior approval, declare dividends of approximately $120 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.87% as of September 30, 2024 and 14.21% as of December 31, 2023. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 27 — Capital Ratios (1)

	As of September 30, 2024		As of December 31, 2023
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,028,549	16.99%	$968,844	16.10%
Republic Bank & Trust Company	980,354	16.21	931,923	15.50

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$952,798	15.74%	$893,658	14.85%
Republic Bank & Trust Company	904,679	14.96	856,744	14.25

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$952,798	15.74%	$893,658	14.85%
Republic Bank & Trust Company	904,679	14.96	856,744	14.25

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$952,798	14.28%	$893,658	13.89%
Republic Bank & Trust Company	904,679	13.54	856,744	13.25
(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 6 basis points lower than those presented in the table above as of September 30, 2024 and approximately 6 basis points lower than those presented in the table above as of December 31, 2023.

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

As of September 30, 2024, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2024 and ending September 30, 2025 based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 28 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2024	1.5%	2.7%	(1.3)%	(0.3)%	1.9%	3.8%	5.5%	7.3%
% Change from base net interest income as of December 31, 2023	6.4%	5.0%	0.1%	0.2%	(1.0)%	(2.1)%	(3.1)%	(4.1)%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2023 to September 30, 2024 occurred in all the scenarios. In general, the period-to-period improvements in the up-rate scenarios were generally tied to the Company’s average interest-earning cash balances, which increased from December 2023 to September 2024. As a result, the Bank’s earnings are more sensitive to fluctuations in short-term interest rates. Additionally, a reduction in short-term variable rate borrowings also contributed to the improvement. The benefit from the higher interest-earning cash balances was partially offset by lower projected interest income on loans as loan growth assumptions were lowered based on recent loan growth trends.

In the down rate scenarios, the Company’s interest rate risk position notably deteriorated as the higher interest-earning cash balances that benefited net interest income in the up-rate scenarios are projected to cause similar corresponding declines to net interest income in the down-rate rate scenarios. In addition, the Company’s projected net interest income in down rate scenarios was also negatively impacted by revisions to the Bank’s deposit beta assumptions, as the Bank was assumed to lower deposit costs in line with decreases in the Fed Funds Target Rate by the FOMC. As a result, many deposit products reached their rate “floor” sooner than in previous simulations, negatively impacting most down rate scenarios as assets begin to reprice more quickly than deposits. The lower net interest income is in the down rate scenarios is partially offset by assumed increases in mortgage banking income as rates fall and more borrowers gain incentive to refinance.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023) and “RESULTS OF OPERATIONS (Nine months ended September 30, 2024 Compared to Nine months ended September 30, 2023).”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2024 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—	434,410
August 1 - August 31	—	—	—	434,410
September 1 - September 30	—	—	—	434,410
Total	—	$—	—	434,410

The Company did not repurchase any of its shares during the third quarter of 2024. In addition, in connection with employee stock awards, there were no shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2024 the Company had 434,410 shares which could be repurchased under its current share repurchase programs.

During the third quarter of 2024, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the Three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2024 and 2023 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 7, 2024	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: November 7, 2024	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer