Form 10-K
period 2024-12-31
REPUBLIC BANCORP INC /KY/
filed 2025-03-06
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $447,846,067 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 28, 2025 was 17,340,433 and 2,150,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

2023 Tax Season	December 2022 through February 2023	DTL	Deferred Tax Liabilities	NM	Not Meaningful
2024 Tax Season	December 2023 through February 2024	EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	OCI	Other Comprehensive Income
2025 Tax Season	December 2024 through February 2025	Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act	OREO	Other Real Estate Owned
ACH	Automated Clearing House	EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act of 2018	PATH Act	Protecting Americans from Tax Hikes Act of 2015
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	ERA	Early Season Refund Advance	Patriot Act	U.S. Patriot Act
ACLL	Allowance for Credit Losses on Loans	ESPP	Employee Stock Purchase Plan	PCD	Purchased Credit Deteriorated
ACLS	Allowance for Credit Losses on Securities	EVP	Executive Vice President	PD	Probability of Default
AFS	Available for Sale	FCA	Financial Conduct Authority	POS	Point of Sale
Allowance	Allowance for Credit Losses	FDIA	Federal Deposit Insurance Act	Prime	The Wall Street Journal Prime Interest Rate
AOCI	Accumulated Other Comprehensive Income	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Provision	Provision for Expected Credit Loss Expense
ARM	Adjustable Rate Mortgage	FFTR	Federal Funds Target Rate	PSU	Performance Stock Unit
ASC	Accounting Standards Codification	FHC	Financial Holding Company	RA	Refund Advance
ASU	Accounting Standards Update	FHLB	Federal Home Loan Bank	R&D	Research and Development
ATM	Automated Teller Machine	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RB&T / the Bank	Republic Bank & Trust Company
BHC	Bank Holding Company	FICO	Fair Isaac Corporation	RCS	Republic Credit Solutions
BHCA	Bank Holding Company Act	FNMA	Federal National Mortgage Association or Fannie Mae	Republic / Company	Republic Bancorp, Inc.
Board	Company’s Board of Directors	FOMC	Federal Open Market Committee	ROA	Return on Average Assets
BOLI	Bank Owned Life Insurance	FRA	Federal Reserve Act	ROE	Return on Average Equity
BPO	Brokered Price Opinion	FRB	Federal Reserve Bank	RPG	Republic Processing Group
BSA	Bank Secrecy Act	FTE	Full Time Equivalent	RPPS	Remote Payment and Presentment Service
C&D	Construction and Development	FTP	Funds Transfer Pricing	RPS	Republic Payment Solutions
C&I	Commercial and Industrial	GAAP	Generally Accepted Accounting Principles in the United States	RT	Refund Transfer
CBLR	Community Bank Leverage Ratio	GLBA	Gramm-Leach-Bliley Act	S&P	Standard and Poor's
CCAD	Commercial Credit Administration Department	Green Dot	Green Dot Corporation	SAC	Special Asset Committee
CDI	Core Deposit Intangible	HEAL	Home Equity Amortizing Loan	SBA	Small Business Administration
CECL	Current Expected Credit Losses	HELOC	Home Equity Line of Credit	SEC	Securities and Exchange Commission
CEO	Chief Executive Officer	HTM	Held to Maturity	SERP	Supplemental Executive Retirement Plan
CFO	Chief Financial Officer	IRS	Internal Revenue Service	SOFR	Secured Overnight Financing Rate
CFPB	Consumer Financial Protection Bureau	ITM	Interactive Teller Machine	SSUAR	Securities Sold Under Agreements to Repurchase
CMO	Collateralized Mortgage Obligation	KDFI	Kentucky Department of Financial Institutions	SVP	Senior Vice President
CODM	Chief Operating Decision Maker	LGD	Loss Given Default	TBA	To be Announced
Core Bank	The Traditional Banking and Warehouse Lending reportable segments	LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest	TDR	Troubled Debt Restructuring
COVID-19	Coronavirus Disease of 2019	LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest	Captive	Republic Insurance Services, Inc.
CRA	Community Reinvestment Act	LRA	Lender Risk Account	TILA	Truth in Lending Act
CRE	Commercial Real Estate	LTV	Loan to Value	TPS	Trust Preferred Securities
DIF	Deposit Insurance Fund	MBS	Mortgage-Backed Securities	TRS	Tax Refund Solutions
Diluted EPS	Diluted earnings per Class A Common Share	MSRs	Mortgage Servicing Rights	TRUP	TPS Investment
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	NA	Not Applicable	VA	U.S. Department of Veterans Affairs
DTA	Deferred Tax Assets	NASDAQ	NASDAQ Global Select Market®	Warehouse	Warehouse Lending

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and mortgage banking income;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;

●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.”

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

As of December 31, 2024, Republic had 47 full-service banking centers with locations as follows:

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

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. As of December 31, 2024, Republic had total assets of $6.8 billion, total deposits of $5.2 billion, and total stockholders’ equity of $992 million. Based on total assets as of December 31, 2024, Republic ranked as the second largest Kentucky-based financial holding company. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

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

General Business Overview

As of December 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Prior to the first quarter of 2024, Republic had reported mortgage banking as a separate reportable segment. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constituted a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. All prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment.

(I)  Traditional Banking segment

As of December 31, 2024 and through the date of this filing, generally all Traditional Banking products and services were offered through the Company’s traditional RB&T brand.

Lending Activities

The Bank’s principal lending activities consist of the following:

Retail Mortgage Lending — Through the Bank’s mortgage division, which consists of a Retail Channel and Consumer Direct Channel, as well as the Bank’s Private Banking division and banking center network, the Bank originates single-family, residential real estate loans, and HELOCs. Such loans are generally collateralized by owner-occupied, residential real estate properties. The collateral for these loans is predominately located in the Bank’s market footprint, except for a small percentage of loans originated through its Consumer Direct Channel, which are secured by owner-occupied collateral located outside of the Bank’s market footprint. During 2023, the Bank purchased a block of single-family, first-lien mortgage loans for investment through its Correspondent Lending Channel, with these loans secured by owner-occupied collateral generally located outside of the Bank’s market footprint, as well. During the last half of March 2024, Management made the decision to sell $69 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the second quarter of 2024 with the final dollar amount of loans sold being $67 million.

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

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Traditional Banking segment, as discussed elsewhere in this filing. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat net interest margin compression. Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

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

Commercial clients are primarily located within the Bank’s market footprint or in an adjoining market.

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

Consumer Lending — Traditional Banking consumer loans made by the Bank include secured and unsecured personal loans. In 2024, the Traditional Bank stopped the origination of new consumer credit cards and anticipates selling or winding down during 2025 the existing $6 million Traditional Bank consumer credit card portfolio.

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircraft, along with engine overhauls and avionic upgrades. Loans typically range between $100,000 and $2,000,000 in size and have terms up to 20 years. While the term of the actual loan can be 20 years, the expected life of an aircraft loan is typically 4-6 years. The aircraft loan program is open to all fifty states.

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

Correspondent Lending — During 2023, the Bank purchased a block of single family, first-lien mortgage loans for investment through its Correspondent Lending channel. The Bank had previously purchased Correspondent loans during 2014 and 2015. Correspondent Lending generally involves the Bank purchasing, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium.  Premiums on loans held for investment acquired though the Correspondent Lending channel will be amortized into interest income over the expected life of the loan utilizing the level-yield.  Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. During the last half of March 2024, Management made the decision to sell $69 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the second quarter of 2024 with the final dollar amount of loans sold being $67 million.

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

(III) Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024, TRS originated $139 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2025 tax filing season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2024 tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

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

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent as of June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables were settled during the third quarter of 2024. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

(IV) Republic Payment Solutions segment

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

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees, while the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” In addition, the Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024. The interest shared under this arrangement is reported as interest expense on deposits.

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

(V) Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

1)	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

Employees and Human Capital Resources

As of December 31, 2024, Republic had 989 FTE employees. Altogether, Republic had 978 full-time and 21 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. The Company believes that it has had and continues to have good employee relations.

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

The Company actively encourages and supports the growth and development of its employees. Management generally seeks to fill positions by promotion and transfer from within the organization, whenever practical. Career development is advanced through ongoing mentoring and development programs, as well as internally developed training programs, customized corporate training engagements, and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry and in compliance with the Internal Revenue Code.

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

The Dodd-Frank Act

The Dodd-Frank Act, among other things, implemented changes that affected the oversight and supervision of financial institutions, provided for a new resolution procedure for large financial companies, created the CFPB, introduced more stringent regulatory capital requirements and significant changes in the regulation of over-the-counter derivatives, reformed the regulation of credit rating agencies, increased controls and transparency in corporate governance and executive compensation practices, incorporated the Volcker Rule, required registration of advisers to certain private funds, and influenced significant changes in the securitization market. The EGRRCPA and its implementing regulations pulled back some of the more stringent requirements of the Dodd-Frank Act for community banks with total consolidated assets of less than $10 billion, such as the Bank. Due to exemptions in the Dodd-Frank Act, the EGRRCPA, and each act’s implementing regulations, the Company and Bank are not subject to several provisions of the Dodd-Frank Act, including but not limited to (1) the Durbin Amendment, which would otherwise limit the interchange fees the Bank can charge on debit card transactions, (2) the Volcker Rule, which would otherwise affect the Company’s ability to invest in or engage in certain trading activities, and (3) stricter regulatory capital requirements.

I.The Company

Source of Strength Doctrine — The Dodd-Frank Act codified the FRB’s longstanding “source of strength” doctrine, a policy that holding companies act as a source of strength to their insured depository institution subsidiaries by providing capital, liquidity, and other support in times of distress. FRB policies and regulations also prohibit bank holding companies from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank. Under the Dodd-Frank Act and in line with prior FRB policy, a BHC is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit resources for their support. Providing financial support of this nature could restrict the Company’s ability to pay dividends and may be required at times when the Company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the BHC. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Community Reinvestment Act and Fair Lending Laws — Banks have a responsibility under the CRA and related regulations to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in federal regulatory agencies or the Department of Justice taking enforcement actions against the institution. Failure by the Bank to fully comply with these laws could result in material penalties being assessed against the Bank. The Bank received an “Outstanding” CRA Performance Evaluation in March 2024, the most recent evaluation for which it has received final ratings. A copy of the public section of this CRA Performance Evaluation is available to the public upon request.

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

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional FHLBs that are regulated by the Federal Housing Finance Agency. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family, residential real estate loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities, and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program. The Bank began selling loans to the Mortgage Purchase Program during 2024.

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

As of December 31, 2024 and 2023, the Company’s capital ratios* were as follows:

	2024		2023
December 31, (dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,042,149	16.98%	$968,844	16.10%
Republic Bank & Trust Company	989,800	16.14	931,923	15.50

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$965,243	15.73%	$893,658	14.85%
Republic Bank & Trust Company	912,968	14.89	856,744	14.25

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$965,243	15.73%	$893,658	14.85%
Republic Bank & Trust Company	912,968	14.89	856,744	14.25

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$965,243	14.07%	$893,658	13.89%
Republic Bank & Trust Company	912,968	13.29	856,744	13.25

*  The Company and the Bank elected to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for 2020 and 2021, then phased in over the next three years of 2022 through 2024. If not for this election, the Company’s and Bank’s regulatory capital ratios would have been approximately 3 basis points and 6 basis points lower than those presented in the table above as of December 31, 2024 and 2023.

The EGRRCPA provided for the simplification of the regulatory capital rules for certain financial institutions and their holding companies with total consolidated assets of less than $10 billion. The EGRRCPA required the federal banking agencies to develop a CBLR for qualifying banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The EGRRCPA mandated a minimum CBLR of not less than 8% and not more than 10%. In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework and setting the CBLR at 9%. Under the final rule, the CBLR is calculated, generally, as Tier 1 capital divided by average total consolidated assets (minus amounts deducted from Tier 1 capital). Under this final rule, which was effective January 1, 2020, a qualifying community banking organization that has opted to use the CBLR framework is considered to have met the generally applicable risk-based and leverage capital requirements, the capital ratio requirements to be considered “well capitalized” under the prompt corrective action framework, and any other capital or leverage requirements to which the qualifying community banking organization is subject, if it maintains a CBLR greater than 9%. A qualifying community banking organization is a non-advanced approaches banking organization that has a leverage ratio of greater than 9%, total consolidated assets of less than $10 billion, total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and total trading assets and trading liabilities of 5% or less of total consolidated assets. While we believe we qualify as a qualifying community banking organization, we have not opted into the CBLR framework.

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

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, https://republicbank.q4ir.com, as soon as reasonably practicable after they are filed electronically with the U.S. Securities and Exchange Commission (SEC).

We also use our Investor Relations website as a means of disclosing material non-public information. We may also use our Investor Relations website for the purpose of complying with our disclosure obligations under Regulation FD. Therefore, we encourage investors, the media, and others interested in the Company to review the information we post on our Investor Relations website.

We are providing the address to our website solely for the information of investors. We do not intend our website address to be an active link or to otherwise incorporate the contents of the website into this report.

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

The proportion of Republic’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk and earnings risks in times of financial distress. Uninsured deposits historically have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 37% of its total deposits as of December 31, 2024, were uninsured as they were above the

FDIC’s insurance limit. If a significant portion of these uninsured deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, Republic may be unable to obtain funding at favorable terms, which may have an adverse effect on its net interest margin. Moreover, obtaining adequate funding to meet Republic’s deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. The Bank’s ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates.

Outstanding Warehouse lines of credit and their corresponding earnings could decline due to several factors, such as intense industry competition, declining mortgage demand, and a rising interest rate environment. Mortgage interest rates remained generally elevated throughout 2024 leading to continued low mortgage refinance activity, and as a result, continued low Warehouse demand during the year. Any increases in mortgage interest rates in 2025 will likely further decrease mortgage demand and Warehouse funding volume. In addition, a decrease in usage across the Warehouse industry could also cause competitive pricing pressure on the Bank to lower its pricing to its Warehouse clients in order to maintain higher volumes. The Bank could likely experience decreased earnings on its Warehouse lines of credit during 2025 due to elevated long-term interest rates combined with strong industry competition and pricing pressures. Such decreased earnings could materially impact the Company’s results of operations.

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

The Bank uses appraisals as part of the decision process to make a loan for, or secured by, real property. In addition, appraisals are used to value a loan if it becomes “collateral dependent” as a problem credit. Appraisals do not ensure the value of the real property collateral. As part of the new loan process or in valuing a collateral dependent problem credit, the Bank generally requires an independent third-party appraisal of the real property. An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made. An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral securing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Approximately 31% of the Bank’s portfolio is secured by residential real estate and 33% is secured by commercial real estate properties. Both of these loan types are heavily dependent upon third-party appraisals in the decision process. Additional charge-offs in either of these portfolios as a result of inaccurate appraisals could adversely affect the Bank’s operating results and financial condition.

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

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. As of December 31, 2024, the Bank held BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The Company is dependent upon retaining and recruiting key qualified personnel and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects. The Company is materially dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, the financial services industry, and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its key personnel would have an adverse effect on operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management as well as sales and marketing personnel. The failure to attract or retain, including as a result of an untimely death or illness, key personnel, or to find suitable replacements for them, could have a negative effect on our operating results. Competition for such personnel is intense, and management cannot be sure that the Company will be successful in attracting or retaining such personnel.

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on several relationships with third-party service providers, including core systems processing and web hosting. These providers are well-established vendors that provide these services to a significant number of financial institutions. If these third-party service providers experience difficulty, including a cybersecurity incident, or terminate their services and the Company is unable to replace them with other providers, its operations could be interrupted, which would adversely impact its business.

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cybersecurity threats. The Company is exposed to the risk of cyber-attacks in the normal course of business and incurs substantial cybersecurity protection costs. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Further, the rapid evolution and increased adoption of artificial intelligence technologies may further intensify our cybersecurity risks by making cyberattacks more difficult to detect, contain or mitigate. Cyber-attacks may be carried out directly against the Company, or against the Company’s clients or service providers/vendors by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company, to its knowledge, has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank, the Bank’s clients, or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cybersecurity protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

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

The Bank performed its annual goodwill impairment test during the fourth quarter of 2024 as of September 30, 2024. The evaluation of the fair value of goodwill requires management judgment. If management’s judgment was incorrect and goodwill impairment was later deemed to exist, the Bank would be required to write down its goodwill resulting in a charge to earnings, which could materially, adversely affect its results of operations.

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

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program, it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others, will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to opt into the Bank’s overdraft program and overdraft their checking accounts up to a limit that is calculated and assigned each day for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and have recurring deposit activity. During the first 30 days after an account is opened, a client may participate in the Overdraft Honor program with a small, fixed limit amount depending upon the account type. After the initial 30-day period a daily overdraft limit is calculated based upon deposits and other activity in the account. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days before it must be closed and charged off. During 2024, the Bank recorded overdraft-related fee income, including daily overdraft fees included in interest income on loans, of $1.2 million. Substantially altering this program, or terminating it altogether, would have a material adverse impact to the Company’s results of operations.

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

The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s results of operations, cause the Company to fail to meet its reporting obligations, and adversely affect the results of periodic management evaluations and the Company’s independent registered public accounting firm’s attestation reports required by the SEC. Ineffective internal control over financial reporting could diminish investor confidence, negatively affect the price of the Company’s Class A common stock, and could result in the Company’s delisting on the Nasdaq. See Item 9A. “Controls and Procedures” for further discussion.

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

The Company may be subject to examinations by taxing authorities that could adversely affect the Company’s financial condition and results of operations. Republic is subject to multiple taxing jurisdictions outside of those in which its branches are located. In the normal course of business, the Company may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments it has made and the businesses in which the Company is engaged. Federal and state taxing authorities have continued to be aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have an adverse effect on the Company’s financial condition and results of operations.

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

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to several factors, including those discussed below. Some of the factors that may cause the price of the Company’s common stock to fluctuate include, but are not limited to:

●	Variations in the Company’s and its competitors’ operating results;
●	Actual or anticipated quarterly or annual fluctuations in operating results, cash flows, and financial condition;
●	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Bank or other financial institutions;
●	Announcements by the Company or its competitors of mergers, acquisitions, and strategic partnerships;
●	Additions or departure of key personnel;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations;
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations;
●	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur;
●	General conditions in the financial markets and real estate markets in particular, developments related to market conditions for the financial services industry;
●	Domestic and international economic factors, including but not limited to international conflicts, government trade restrictions, sanctions, and tariffs, unrelated to the Company’s performance;
●	Developments related to litigation or threatened litigation;
●	The presence or absence of short selling of the Company’s common stock; and
●	Future sales of the Company’s common stock or debt securities.

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

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Risk management and strategy

The Company employs a multi-layered approach in an effort to assess, identify and manage risks from cybersecurity threats:

1.	Risk Assessment: On a regular basis, the Company conducts assessments to identify potential cybersecurity threats and vulnerabilities within its systems and networks. This includes evaluating the impact of potential breaches and the likelihood of occurrence.

2.	Security Measures: The Company has implemented various security measures like firewalls, encryption, intrusion detections systems, and access controls to mitigate potential risks. Further, the Company also regularly updates software and security protocols to stay ahead of any emerging threats.

3.	Employee Training: The Company provides associates with cybersecurity training and awareness programs. These initiatives are intended to help employees recognize and respond appropriately to potential threats like phishing attempts, or social engineering and account takeover. This includes conducting tabletop exercises, fostering preparedness and effective response within the Company.

4.	Incident Response Plan: The Company has established an incident response plan in an effort to address and contain any breaches or cybersecurity incidents. This plan includes defining roles, responsibilities, and steps to recover from a potential attack.

5.	Regular Audits and Monitoring: The Company conducts periodic audits and continuous monitoring of systems intended to detect any anomalies or potential security breaches. This involves using advanced tools to monitor network traffic and behavior for suspicious activities.

6.	Disclosure and Transparency: The Company has implemented policies and procedures related to disclosing its cybersecurity risks and management strategies in its annual report, SEC filings, or other regulatory filings providing investors with an understanding of the potential impact on the Company’s operations and financials.

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

During the periods covered by this report, there were no cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition, see Item 1A. Risk Factors – "The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cybersecurity threats," which are incorporated by reference into this Item 1C.

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

The Board is kept informed about cybersecurity issues through a structured and responsive communication process tailored to its needs. This involves updates provided by the Chief Information Security Officer (“CISO”) or other members of management during Board and Risk Committee meetings. Additionally, management reports to the Board on significant cyber incidents, emerging threats, and the effectiveness of existing security measures. The communication framework is intended to keep the board informed about cybersecurity matters, allowing them to make informed decisions and provide strategic guidance to fortify the Company’s defenses against potential threats.

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

In cases where cybersecurity threats are deemed significant or pose a potential risk to the Company’s operations, they are escalated to members of management who oversee cybersecurity matters. Depending on the nature and criticality of the threat, it may be escalated to executives such as the CISO, Chief Information Officer, Chief Risk Officer, Chief Financial Officer, General Counsel, or other relevant senior management personnel. These leaders possess the expertise and authority to assess the situation’s impact on the Company’s operations, finances, and reputation. Further, these leaders have over 15 years of experience each in their respective fields of expertise. Upon receiving this information, they engage in deliberation and decision-making, collaborating with the cybersecurity team to formulate and execute an appropriate response plan, which may include elevating the matter to the Risk Committee, or the Board, if warranted. This hierarchical escalation process is intended to ensure that key decision-makers are properly informed, enabling appropriate actions to mitigate the identified cybersecurity risks.

Item 2. Properties.

The Company’s executive offices are located at 601 West Market Street in Louisville, Kentucky. The Company also has principal support and operational functions located in three additional facilities in Louisville at 9600 Brownsboro Road, 661 South Hurstbourne Parkway and 200 South Seventh Street. As of December 31, 2024, Republic had 29 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, four banking centers in Tennessee, and four banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	21,000	L (1)
9600 Brownsboro Road, Louisville	19,000	L (1)
5250 Dixie Highway, Louisville	5,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	<1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Blvd., Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L
119 Fairfield Ave Suite 110, Bellevue	3,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street N, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Blvd., Seminole	3,000	O
6906 E. Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Blvd. Suite 150, Tampa	4,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L(2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Franklin	2,000	L
3404 West End Ave, Nashville	2,000	L
128 Kedron Pkwy, Spring Hill	1,000	L
1141 Fortress Blvd, Murfreesboro	3,000	L

Ohio Banking Center:
4030 Smith Road, Norwood	5,000	L
9110 West Chester Towne Center Dr., West Chester	1,000	L
8050 Hosbrook Road, Cincinnati	5,000	L
8100 Montgomery Road, Cincinnati	2,000	O

Missouri Loan Production Office:
10024 Office Center Avenue Suite 150, Saint Louis	4,000	L

Support and Operations:
200 South Seventh Street, Louisville, KY	80,000	L(1)

(1)	Locations are leased from partnerships in which the Company’s Executive Chair and Chief Executive Officer, Steven E. Trager; its Vice Chair and President, A. Scott Trager; its Director, Andrew Trager-Kusman; or family members of Steven E. Trager, A. Scott Trager, and Andrew Trager-Kusman, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 6 “Right-of-Use Assets and Operating Leases Liabilities.”

(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

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

On February 28, 2025, the Company’s Class A Common Stock was held by 1,097 shareholders of record and the Class B Common Stock was held by 88 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board of Directors that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board of Directors, and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see Part II Item 8 “Financial Statements and Supplementary Data” Footnote 13 “Stockholders’ Equity and Regulatory Capital Matters.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2024, the trustee held 230,966 shares of Class A Common Stock and 1,215 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2024 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—	434,410
November 1 - November 30	—	—	—	434,410
December 1 - December 31	—	—	—	434,410
Total	—	$—	—	434,410

During the year ended December 31, 2024, the Company did not repurchase any shares. In addition, in connection with employee stock awards, there were 169,691 shares withheld upon exercise of stock options and vesting of restricted stock awards to satisfy the withholding taxes and, for stock options, the exercise price.

On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of December 31, 2024 the Company had 434,410 shares which could be repurchased under its current share repurchase programs.

During 2024, there were 4,472 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act of 1933. There were no equity securities of the registrant sold without registration during the quarter covered by this report.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the performance graph by reference therein.

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the KBW NASDAQ Bank Index and the S&P 500 Index. The graph covers the period beginning December 31, 2019 and ending December 31, 2024. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the KBW NASDAQ Bank Index and the S&P 500 Index on December 31, 2019. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2020	2021	2022	2023	2024

Republic Class A Common Stock (RBCAA)	$100.00	$79.82	$115.37	$95.83	$133.55	$173.98
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60

Total Return Performance
Republic Bancorp, Inc.
S&P 500 Index
KBW NASDAQ Bank Index
Index Value
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

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

Republic believes its critical accounting policies and estimates relate to the ACLL and Provision.

As of December 31, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

Management evaluated the reasonableness of its Core Bank ACLL by evaluating absorption and exhaustion rates that account for CECL life-of-loan considerations. The absorption rate considered a range of total Core Bank net loan losses to the Total Core Bank ACLL using the 2008 to 2013 “Great Recession” timeframe as a baseline. The exhaustion rate considered how many years of gross Core Bank loan charge-offs the end-of-year Core Bank ACLL could withstand based on a range of average annual net Core Bank loan losses, also using the 2008 to 2013 timeframe as a baseline. The years 2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses relative to an average year of loan losses for the Core Bank. The timeframe of 2008 to 2013 is the most recent period in which the Core Bank incurred notable loan losses, and as such, Management believes is an appropriate baseline starting point in its overall absorption and exhaustion analyses.

Management considered the range of absorption rates and exhaustion rates calculated for the Core Bank as of December 31, 2024 and 2023 to be within acceptable ranges under current economic conditions. Based on management’s evaluation, a Core Bank ACLL of $61 million, or 1.19% of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2024 and resulted in Core Banking Provision for its loans of a net charge of $3.8 million during 2024. This compares to an ACLL of $60 million as of December 31, 2023 and $52 million as of December 31, 2022 with Provisions of a net charge of $8.5 million for 2023 and net charge of $312,000 for 2022.

If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL as of December 31, 2024 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. For its healthcare receivable products, the Bank originates the loans, and in some instances, sells 100% of the balances and in other instances retains 100% of the balances. For its LOC products, the Bank originates these products, sells 90% or 95% of the balances within three business days of loan origination, and retains a 5% or 10% interest. RCS LOC products typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a significant portion of RCS clients considered subprime or near-prime borrowers.

As of December 31, 2024, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolios to as high as 70.63% for its line-of-credit portfolios. A lower reserve percentage was provided for RCS’s healthcare receivables as of December 31, 2024, as such receivables have recourse back to the Company’s third-party service providers in the transactions.

Management only evaluated the ACLL on its active RCS products that had incurred meaningful losses since their inception, which were its line-of-credit products. Due to the general short-term nature of these products, management utilized the current year net charge-offs for 2023 and 2024 along with the end-of-the-year ACLL to calculate each years’ absorption rate and exhaustion rate. The absorption and exhaustion rates were both considered to be within acceptable ranges as of December 31, 2024 and 2023. Based on management’s calculation, an ACLL of $21 million, or 16.30%, of total RCS loans was an adequate estimate of expected losses within the RCS portfolio as of December 31, 2024.

RPG’s TRS segment offered its RA credit product during the first two months of 2024, 2023, and 2022, and its ERA credit product during the Decembers of 2024, 2023 and 2022 related to the subsequent first quarter tax filing seasons. An ACLL for losses on RAs and ERAs is estimated during the limited, short-term period the product is offered. RAs originated during the first two months of 2024, were repaid, on average, within 32 days of origination. Provisions for RA and ERA losses are estimated when advances are made and adjusted to actual net charge-offs as of June 30th of each year. The ACLL for ERAs as of December 31, 2024 was $9.8 million for $139 million of ERAs originated during December 2024. The ACLL as of December 31, 2023 was $3.9 million for $103 million of ERAs originated during December 2023. The ACLL as of December 31, 2022 was $3.8 million for $98 million of ERAs originated during December 2022.

As a result of the final performance of the December 2023 ERAs within TRS, the Company recorded a larger Allowance of $9.8 million for its ERAs during the fourth quarter of 2024 compared to $3.9 million during the fourth quarter of 2023. Approximately $2.3 million of the increase over the fourth quarter 2023 Allowance amount was due to increased volume, with the remaining difference predominately due to an increased loss estimate due to the Company’s experience from the 2024 Tax Season.

Based on the 2024 Tax Season economics, during the fourth quarter of 2024 the Company revised its agreement with its largest third-party marketer-servicer for RAs and ERAs for the 2025 Tax Season. Under this revised agreement, the Company received a loss cap guarantee specific to ERAs for the 2025 Tax Season. As a result of this new loss cap guarantee, the Company does not anticipate recording any additional loss estimates for the December 2024 ERA originations through this marketer-servicer.

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

RPG recorded a net charge of $50.6 million, $39.1 million, and $22.0 million to the Provision during 2024, 2023, and 2022, with the Provision for each year primarily due to net losses on RAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on RAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

OVERVIEW

Total Company net income was $101.4 million and Diluted EPS was $5.21 for 2024, compared to net income of $90.4 million and Diluted EPS of $4.62 for 2023. Table 1 below presents Republic’s financial performance for the years ended December 31, 2024, 2023, and 2022:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2024	2023	2022	2024/2023	2023/2022

Income before income tax expense	$127,703	$113,213	$116,845	13%	(3)%
Net income	101,371	90,374	91,106	12	(1)
Diluted EPS of Class A Common Stock	5.21	4.62	4.59	13	1
ROA	1.47%	1.44%	1.48%	2	(3)
ROE	10.50	10.10	10.68	4	(5)

General highlights by reportable segment for the year ended December 31, 2024 consisted of the following:

Traditional Banking segment

●	Net income increased $9.7 million, or 21%, from 2023.

●	Net interest income increased $8.3 million, or 4%, compared to 2023.

●	Provision was a net charge of $3.2 million for 2024 compared to a net charge of $8.7 million for 2023.

●	Noninterest income decreased $422,000, or 1%, from 2023.

●	Noninterest expense increased $1.2 million, or 1%, over 2023.

●	Total Traditional Bank loans decreased $49 million, or 1%, during 2024.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.50% as of December 31, 2024 compared to 0.41% as of December 31, 2023.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.22% as of December 31, 2024 compared to 0.18% as of December 31, 2023.

●	Total Traditional Bank deposits increased $209 million from December 31, 2023 to $4.6 billion as of December 31, 2024.

Warehouse Lending segment

●	Net income increased $1.8 million, or 37%, over 2023.

●	Net interest income increased $3.0 million, or 32%, over 2023.

●	The Warehouse Provision was a net charge of $527,000 for 2024 compared to a net credit of $162,000 for 2023.

●	Average committed Warehouse lines decreased to $938 million during 2024 from $1.0 billion during 2023.

●	Average Warehouse line usage was 50% during 2024 compared to 42% during 2023.

Tax Refund Solutions segment

●	Net income decreased $2.5 million, or 28%, from 2023.

●	Net interest income increased $4.9 million, or 16%, over 2023.

●	Total RA originations were $771 million during the first quarter of 2024 compared to $737 million for the first quarter of 2023.

●	TRS originated $139 million of ERAs during the fourth quarter of 2024 related to the anticipated filing of tax returns for the upcoming first quarter 2025 tax filing season compared to $103 million during the fourth quarter of 2023 related to the anticipated filing of tax returns for the first quarter of 2024.

●	The TRS Provision was $30.0 million for 2024, compared to $22.6 million for 2023.

●	Noninterest income was $15.5 million for 2024 compared to $16.1 million for 2023.

●	Net RT revenue decreased $392,000, or 2%, from 2023 to 2024.

●	Noninterest expense was $11.6 million for 2024 compared to $12.0 million for 2023.

Republic Payment Solutions segment

●	Net income decreased $3.1 million, or 27%, from 2023.

●	Net interest income decreased $3.9 million, or 25%, from 2023.

●	Noninterest income was $3.3 million for 2024 compared to $3.0 million for 2023.

●	Noninterest expense was $4.1 million for 2024 and $3.7 million for 2023.

Republic Credit Solutions segment

●	Net income increased $5.2 million, or 28%, over 2023.

●	Net interest income increased $11.1 million, or 28%, over 2023.

●	Overall, RCS recorded a net charge to the Provision of $20.6 million during 2024 compared to a net charge of $16.5 million for 2023.

●	Noninterest income increased $1.9 million, or 15%, over 2023.

●	Noninterest expense was $14.1 million for 2024 and $12.0 million for 2023.

●	Total nonperforming loans to total loans for the RCS segment was 0.11% as of December 31, 2024 compared to 1.11% as of December 31, 2023.

●	Delinquent loans to total loans for the RCS segment was 8.00% as of December 31, 2024 compared to 10.51% as of December 31, 2023.

RESULTS OF OPERATIONS

This section provides a comparative discussion of Republic’s Results of Operations for the two-year period ended December 31, 2024, unless otherwise specified. Refer to Results of Operations on pages 50-61 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) for a discussion of the 2023 versus 2022 results.

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

The FOMC lowered the FFTR by 50 basis points on September 19, 2024, 25 basis points on November 8, 2024, and 25 more basis points on December 19, 2024 bringing the FFTR to 4.50% as of December 31, 2024. Management currently believes the 50-basis-point decrease to the FFTR in September 2024 was beneficial to the Company’s net interest income and net interest margin in the near term. Management also believes that the two 25-basis-point decreases to the FFTR during the fourth quarter of 2024 were not beneficial to the Company’s net interest income and net interest margin. In addition, Management believes that, based on the Company’s current balance sheet structure, any future reductions to the FFTR will likely have a negative impact to the Company’s net interest income and net interest margin. The amount of such impact to the Company’s net interest income and net interest margin resulting from any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Total Company net interest income was $312.2 million during 2024 and represented a $23.4 million increase over 2023. The Total Company net interest margin declined to 4.85% during 2024 compared to 4.91% for 2023.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Banking’s net interest income increased $8.3 million, or 4%, for 2024 compared to 2023. The Traditional Banking’s net interest margin was 3.55% for 2024, an decrease of 15 basis points from 2023.

The increase in the Traditional Bank’s net interest income and decrease to the Traditional Bank’s net interest margin during 2024 was primarily attributable to the following factors:

●	Traditional Bank average loans grew from $4.3 billion with a weighted-average yield of 5.06% for 2023 to $4.6 billion with a weighted average yield of 5.56% for 2024. In general, the growth in average loan balances was primarily attributable to loan growth achieved during the last three months of 2023, as the spot balances for Traditional Bank loans decreased $49 million, or 1%, from December 31, 2023 to December 31, 2024.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $473 million with a weighted-average yield of 5.26% during 2024 compared to $184 million with a weighted-average yield of 5.13% for 2023. During the first nine months of 2024, the Company maintained higher cash balances due to the inverted yield curve and the more attractive pricing for interest-earning cash as compared to longer-term securities. While the yield curve began to steepen during the fourth quarter of 2024, the Company continued to maintain higher cash balances during the quarter, in general, due to near-term funding requirements for tax loans related to the upcoming first quarter 2025 Tax Season.

●	Average investments decreased to $647 million with a weighted-average yield of 3.10% during 2024 from $772 million with a weighted-average yield of 2.78 % for 2023. As noted in the paragraph above, the Company generally deployed its proceeds from maturing investments during 2024 into interest-earning cash for better yield and near-term liquidity needs.

o	The Traditional Bank’s average cost of interest-bearing liabilities increased from 1.60% during 2023 to 2.45% for 2024. The following two bullets further segments this impact in the Traditional Bank’s cost of interest-bearing liabilities.

1.	The weighted-average cost of total interest-bearing deposits increased from 1.73% during 2023 to 2.67% for 2024. In addition, average interest-bearing deposits increased $579 million from 2023 to 2024. Included within the growth in interest-bearing deposits was a $181 million increase in the average balances for higher-cost, short-term brokered deposits and third-party listing service deposits, which the Company utilized for excess liquidity purposes.

2.	The average balance of FHLB borrowings increased from $326 million for 2023 to $400 million for 2024. The weighted-average cost of these borrowings decreased from 4.68% in 2023 to 4.55% in 2024.

o	The Traditional Bank’s average noninterest-bearing deposits decreased from $1.4 billion during 2023 to $1.2 billion for 2024, as the inverted yield curve and competition for deposits continued to make interest-bearing deposits a more attractive on-going alternative for consumer and business deposit accounts.

Management believes the Traditional Bank could experience a negative impact to its net interest income and net interest margin during 2025 if there are additional decreases to the FFTR. The amount of this negative impact, if any, will be dependent upon several factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Warehouse

Net interest income within Warehouse rose $3.0 million, or 32%, from 2023 to 2024, driven primarily by an increase in the Warehouse net interest margin, which increased 27 basis points from 2.38% during 2023 to 2.65% during 2024. The improvement in Warehouse net interest margin occurred as its loan yields increased by 34 basis points from 2023 to 2024, while its internally assigned net FTP funding costs rose 4 basis points for the same periods. The expansion in Warehouse loan yield over its cost of funds was generally driven by an improvement in pricing with some clients resulting from their annual line of credit renewals.

Overall average outstanding Warehouse balances also increased from $397 million during 2023 to $470 million for 2024. Average committed Warehouse lines-of-credit decreased from $1.0 billion for 2023 to $938 million for 2024, while average usage rates for Warehouse lines were approximately 50% and 42% during 2024 and 2023.

Because consumer mortgage demand drives the usage of Warehouse lines of credit, overall line usage for the Warehouse segment has historically been sensitive to changes in interest rates on the long end of the yield curve. As a result, a decreasing interest rate environment for the long end of the yield curve could positively impact Warehouse demand if the long-term interest rate declines are substantial. Alternatively, if interest rates only decline substantially on the short end of the yield curve, Warehouse demand would not likely be materially impacted. In addition, if long-term rates were to increase in 2025, Warehouse demand would likely be negatively impacted.

Tax Refund Solutions segment

Net interest income within the TRS segment was up $4.9 million from 2023 to 2024. Loan-related interest and fees increased $5.7 million for the period and was generally driven by a 5% increase in tax season loan origination volume from period to period. In addition, loan fees included a $560,000 payment received during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season. The increase in loan interest and fees was partially offset by an $882,000 increase to the segment’s cost of funds net of its FTP credit for its deposit accounts.

During the fourth quarter of 2024, the Company revised its agreement with its largest third-party marketer-servicer for RAs and ERAs for the 2025 Tax Season. In addition to a new loss cap guarantee specific to ERAs for the 2025 Tax Season that was received under the revised agreement, the Company will also receive an increased fee specific to ERAs for the 2025 Tax Season and a reduced fee applicable to in-season RAs for the 2025 Tax Season. The Company estimates the revised contract will provide approximately $2.8 million of additional fee income for the 2025 Tax Season compared to the 2024 Tax Season. The Company earned approximately $1.4 million of this increased fee income during the fourth quarter of 2024.

See additional detail regarding the RA product under Footnote 4“Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division decreased $3.9 million for 2024 compared to 2023. Overall, RPS earned a lower yield of 3.28% applied to the $361 million average of prepaid program balances for 2024 compared to a yield of 4.59% for the $356 million in average prepaid card balances for 2023. In addition to the lower yield earned its average deposits, the segment also incurred a $4.8 million charge to interest expense for a new revenue sharing arrangement for the program which began in January 2024.

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

Republic Credit Solutions segment

RCS’s net interest income increased $11.1 million, or 28%, from 2023 to 2024. The increase was driven primarily by an increase in fee income from RCS’s LOC II product.

RCS’s LOC II loan fees, which are recorded as interest income on loans, increased $10.1 million during 2024 to $29.4 million, an 52% increase compared to the $19.3 million recorded during 2023. The growth in interest income on loans generally resulted from a $7.9 million, or 51%, increase in average loan balances from 2023 to 2024.

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

Table 2 presents the average balance sheets for the years ended December 31, 2024, 2023, and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2024			2023			2022
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$472,512	$24,846	5.26%	$183,647	$9,418	5.13%	$738,399	$11,370	1.54%
Investment securities, including FHLB stock (a)	647,409	20,076	3.10	772,104	21,497	2.78	671,858	11,739	1.75
TRS Refund Advance loans (b)	86,496	38,040	43.98	73,255	32,572	44.46	28,085	14,481	51.56
RCS LOC products (b)	44,164	48,148	109.02	35,486	36,655	103.29	28,986	27,318	94.25
Other RPG loans (c) (f)	120,584	9,351	7.75	115,691	8,736	7.55	96,538	5,744	5.95
Outstanding Warehouse lines of credit (d) (f)	470,028	36,822	7.83	396,629	29,695	7.49	510,417	21,351	4.18
All other Core Bank loans (e) (f)	4,601,400	255,703	5.56	4,302,154	217,490	5.06	3,674,407	152,181	4.14

Total interest-earning assets	6,442,593	432,986	6.72	5,878,966	356,063	6.06	5,748,690	244,184	4.25

Allowance for credit losses	(92,071)			(82,230)			(67,951)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	139,775			150,785			186,636
Premises and equipment, net	33,397			33,544			33,892
Bank owned life insurance	105,560			102,750			100,452
Other assets (a)	255,041			212,228			167,251
Total assets	$6,884,295			$6,296,043			$6,168,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,783,723	$22,293	1.25%	$1,500,975	$11,602	0.77%	$1,696,809	$1,974	0.12%
Money market accounts	1,181,060	39,514	3.35	874,332	21,150	2.42	779,457	2,000	0.26
Time deposits	387,156	15,380	3.97	298,313	8,681	2.91	240,701	2,636	1.10
Reciprocal money market and time deposits	338,644	13,886	4.10	203,993	7,532	3.69	55,042	147	0.27
Brokered deposits	207,877	11,023	5.30	47,078	2,516	5.34	—	—	—

Total interest-bearing deposits	3,898,460	102,096	2.62	2,924,691	51,481	1.76	2,772,009	6,757	0.24

SSUARs and other short-term borrowings	101,680	546	0.54	134,632	574	0.43	265,188	397	0.15
Federal Home Loan Bank advances and other long-term borrowings	400,032	18,190	4.55	325,678	15,230	4.68	21,233	339	1.60

Total interest-bearing liabilities	4,400,172	120,832	2.75	3,385,001	67,285	1.99	3,058,430	7,493	0.24

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,374,457			1,880,471			2,148,848
Other liabilities	144,461			135,882			108,965
Stockholders’ equity	965,205			894,689			852,727
Total liabilities and stockholders’ equity	$6,884,295			$6,296,043			$6,168,970

Net interest income		$312,154			$288,778			$236,691

Net interest spread			3.97%			4.07%			4.01%

Net interest margin			4.85%			4.91%			4.12%

(a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
(b)	Interest income for RAs and RCS line-of-credit products is composed entirely of loan fees.
(c)	Interest income includes loan fees of $1.2 million, $957,000, and $882,000 for 2024, 2023, and 2022.
(d)	Interest income includes loan fees of $1.3 million, $1.0 million, and $1.7 million for 2024, 2023, and 2022.
(e)	Interest income includes loan fees of $5.3 million, $5.7 million, and $4.8 million for 2024, 2023, and 2022.
(f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Compared to			Compared to
	Year Ended December 31, 2023			Year Ended December 31, 2022
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$15,428	$15,183	$245	$(1,952)	$(13,395)	$11,443
Investment securities, including FHLB stock	(1,421)	(3,704)	2,283	9,758	1,961	7,797
TRS Refund Advance loans	5,468	5,827	(359)	18,091	20,337	(2,246)
RCS LOC products	11,493	9,369	2,124	9,337	6,538	2,799
Other RPG loans	615	375	240	2,992	1,270	1,722
Outstanding Warehouse lines of credit	7,127	5,699	1,428	8,344	(5,587)	13,931
All other Core Bank loans	38,213	15,747	22,466	65,309	28,502	36,807
Net change in interest income	76,923	48,496	28,427	111,879	39,626	72,253

Interest expense:

Transaction accounts	10,691	2,501	8,190	9,627	(254)	9,881
Money market accounts	18,364	8,779	9,585	19,150	272	18,878
Time deposits	6,699	3,009	3,690	6,046	763	5,283
Reciprocal money market and time deposits	6,354	5,443	911	7,385	1,287	6,098
Brokered deposits	8,507	8,527	(20)	2,516	2,516	—
SSUARs and other short-term borrowings	(28)	(157)	129	177	(271)	448
Federal Home Loan Bank advances	2,960	3,391	(431)	14,891	13,125	1,766
Net change in interest expense	53,547	31,493	22,054	59,792	17,438	42,354

Net change in net interest income	$23,376	$17,003	$6,373	$52,087	$22,188	$29,899

Provision

Total Company Provision was a net charge of $54.4 million for 2024 compared to a net charge of $47.6 million for 2023.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during 2024 was a net charge of $3.2 million compared to a net charge of $8.7 million for 2023. An analysis of the Provision for 2024 compared 2023 follows:

●	For 2024, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank recorded a net charge to the Provision of $747,000 during 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $49 million during 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision.

o	The Traditional Bank recorded a loan loss Provision of $1.9 million during 2024 primarily related to the charge-off of three linked, broker-related marine loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. As of December 31, 2024, the Bank had $4.6 million of broker-related marine loans remaining in its loan portfolio.

●	For 2023, the Traditional Bank Provision primarily reflected the following:

o	The Traditional Bank incurred a net charge of $2.7 million during the first quarter of 2023 for the Day-1 Provision associated with the acquired CBank non-PCD loans.

o	The Traditional Bank recorded approximately $6.9 million in general formula reserves for $550 million of non CBank-related loan growth during 2023. Approximately $1.0 million of these general formula reserves was due to an increase in the Traditional Bank’s qualitative factor reserves generally related to uncertain market conditions brought about by high inflation, government actions to combat inflation, and elevated vacancy rates for commercial office space.

o	Offsetting the above, the Traditional Bank recognized a $1.5 million credit to the Provision during 2023 driven by the release of COVID-related reserves. The release of these reserves coincided with the federal government’s declaration of the official end to the COVID pandemic in May of 2023.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.31% as of December 31, 2024 compared to 1.28% as of December 31, 2023. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of December 31, 2024.

Warehouse Lending segment

Warehouse recorded a net charge of $527,000 for 2024 compared to a net credit of $162,000 for 2023. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $211 million during 2024 compared to a decrease of $64 million during 2023.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of December 31, 2024, and December 31, 2023. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of December 31, 2024.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $30.0 million during 2024 compared to a net charge of $22.6 million for 2023. Substantially all TRS Provision in both periods was related to its RA product.

Included in the Provision for 2024, was a $9.8 million charge related to $139 million of ERAs originated during the fourth quarter of 2024 for tax returns anticipated to be filed during the first quarter of 2025. Included in the Provision for 2023, was a $3.9 million charge related to $103 million of ERAs originated during the fourth quarter of 2023 for tax returns anticipated to be filed during the first quarter of 2024. As a result of the final performance of the December 2023 ERAs within TRS, the Company recorded a larger Allowance for its early season tax loans of $9.8 million during the fourth quarter of 2024 compared to $3.9 million during the fourth quarter of 2023. Approximately $2.3 million of the increase over the fourth quarter 2023 Allowance amount was due to increased volume, with the remaining difference predominately due to an increased loss estimate due to the Company’s experience from the 2024 Tax Season.

In addition to the Provision increase noted above for ERAs, net charge-offs and net Provision were significantly higher for TRS during 2024 compared to 2023 as payments received from the US Treasury during 2024 to pay off RAs and ERAs were lower than the payments received during 2023.

Based on the 2024 Tax Season economics, during the fourth quarter of 2024 the Company revised its agreement with its largest third-party marketer-servicer for RAs and ERAs for the 2025 Tax Season. Under this revised agreement, the Company received a loss cap guarantee specific to ERAs for the 2025 Tax Season. As a result of this new loss cap guarantee, the Company does not anticipate recording any additional loss estimates for the December 2024 ERA originations through this marketer-servicer.

See additional detail regarding the RA and ERA products under Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

Republic Payment Solutions segment

There is no Allowance or Provision for RPS, as the segment offers Prepaid and Debit Solutions to consumers.

Republic Credit Solutions segment

As illustrated in Table 4 below, RCS recorded a net charge to the Provision of $20.6 million during 2024 compared to a net charge to the Provision of $16.5 million for 2023. The increase in the Provision was driven primarily by a $5.0 million increase in net charge-offs within the LOC II product, which resulted in a higher reserve percentage being applied to the outstanding balances, and a $2.0 increase in formula reserves applied to the LOC II product. The increase in Provision within the LOC II product was generally in line with the increase in average outstanding loan balances for the same periods.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 16.30% as of December 31, 2024 and 13.82% as of December 31, 2023. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of December 31, 2024.

The following table presents RCS Provision by product:

Table 4 — RCS Provision by Product

	Years Ended Dec. 31,
(dollars in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$20,644	$16,486	$4,158	25%
Hospital receivables	(19)	43	(62)	(144)
Total	$20,625	$16,529	$4,096	25%

Noninterest Income

Table 5 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2024	2023	2022	2024/2023	2023/2022

Service charges on deposit accounts	$14,186	$13,855	$13,426	2%	3%
Net refund transfer fees	15,356	15,748	17,080	(2)	(8)
Mortgage banking income	5,438	3,542	6,196	54	(43)
Interchange fee income	12,967	13,057	13,125	(1)	(1)
Program fees	17,818	15,582	16,172	14	(4)
Increase in cash surrender value of bank owned life insurance	3,208	2,719	2,526	18	8
Death benefits in excess of cash surrender value of life insurance	—	1,728	—	(100)	NM
Net losses on other real estate owned	(206)	(211)	(211)	2	—
Contract termination fee	—	—	5,000	NM	(100)
Legal settlement	—	—	13,000	NM	(100)
Other	3,883	5,437	3,496	(29)	56
Total noninterest income	$72,650	$71,457	$89,810	2%	(20)%

NM - Not meaningful

Total Company noninterest income increased $1.2 million from 2023.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $422,000, or 1%, for 2024 compared to 2023 and was primarily driven by the following:

1)	a $1.7 million payment received during the second quarter of 2023 related to a death benefit payment in excess of the cash surrender value for a BOLI policy;

2)	a $576,000 decrease in swap fee income; and

3)	a $394,000 decrease in fee income for one-way sales of off-balance sheet deposits through the Promontory network.

The $576,000 decrease in swap fee income during 2024 was substantially driven by the Company’s pricing strategy during the year in response to the inverted yield curve. As a result, overall origination volume during 2024 across all Traditional Bank loan products was down meaningfully from 2023.

The $394,000 decrease in fee income related to one-way sales of off-balance sheet deposits through the Promontory network was driven by the Company’s strategy to increase on-balance sheet liquidity throughout 2023 and 2024.

The decrease in noninterest income resulting from the above items was substantially offset by a $1.9 million increase in mortgage banking income, which resulted from a brief reduction in long-term interest rates during mid-2024 leading to an up-tick in consumer loan demand for 15- and 30-year fixed rate mortgage loans. Altogether, the Bank sold $253 million in secondary market loans and achieved an average cash-gain-as-a-percent-of-loans-sold of 1.22% during 2024 compared to secondary market loan sales of $78 million with comparable cash-gain-as-a-percent-of-loans-sold of 2.25% for 2023.

The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2024 and 2023 were $7.4 million and $7.2 million. The total daily overdraft charges, net of refunds, included in interest income for 2024 and 2023 were both $1.2 million.

Tax Refund Solutions segment

TRS’s noninterest income decreased $553,000, or 3%, during 2024 compared in 2023, driven by a 2%, or $392,000, decrease net RT revenue. Net RT revenue for 2024 was negatively impacted by a year-to year decline in payment volume received from the US Treasury, as the number of RTs processed during the 2024 declined approximately 3% from 2023. In addition, net RT revenue was also negatively impacted as the volume mix during 2024 shifted toward Tax Providers with revenue sharing arrangements that were less favorable to Republic.

Republic Payment Solutions segment

RPS’s noninterest income increased $287,000, or 10%, for 2024 compared to 2023. RPS program fees constituted the substantial majority of noninterest income at RPS. RPS program fees for RPS primarily represents a portion of the net interchange revenue earned for cardholder activity.

Republic Credit Solutions segment

RCS’s noninterest income increased $1.9 million, or 15%, during 2024 compared to 2023, with program fees representing the substantial majority of RCS’s noninterest income. The increase in program fees at RCS primarily reflected higher sales volume from RCS’s LOC II and installment products. The total dollar volume of loans sold for these two products in 2024 was $846 million, which was a $171 million, or 25%, increase over their 2023 volume of loans sold. Program fees from the sale of RCS's loan products totaled $14.7 million during 2024, a 15% increase from 2023. Program fees from the sale of RCS’s LOC II product totaled $5.9 million for 2024, compared to $4.7 million for 2023.

The following table presents program fees by RPG Segment:

Table 6 —Program Fees by RPG Segment

	Years Ended Dec. 31,
Years Ended December 31, (in thousands)	2024	2023	$ Change	% Change

Segment:
TRS	$—	$—	$—	NA %
RPS	3,121	2,827	294	10
RCS	14,697	12,755	1,942	15
Total	$17,818	$15,582	$2,236	14%

The following table presents RCS program fees by product:

Table 7 — Program Fees by RCS Product

	Years Ended Dec. 31,
Years Ended December 31, (in thousands)	2024	2023	$ Change	% Change

Product:
Lines of credit	$10,307	$8,762	$1,545	18%
Hospital receivables	189	196	(7)	(4)
Installment loans*	4,201	3,797	404	11
Total	$14,697	$12,755	$1,942	15%

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of Program Fees.

Noninterest Expense

Table 8 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2024	2023	2022	2024/2023	2023/2022

Salaries and employee benefits	$118,650	$115,869	$111,240	2%	4%
Technology, equipment, and communication	30,690	29,107	28,954	5	1
Occupancy	13,856	13,967	13,014	(1)	7
Marketing and development	9,439	8,446	6,875	12	23
FDIC insurance expense	3,012	2,728	1,668	10	64
Interchange related expense	5,845	5,965	4,773	(2)	25
Legal and professional fees	3,489	3,204	4,024	9	(20)
Merger expense	41	2,160	—	(98)	—
Other	17,703	17,952	16,760	(1)	7
Total noninterest expense	$202,725	$199,398	$187,308	2%	6%

Total Company noninterest expense increased $3.3 million, or 2%, during 2024 compared to 2023.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense increased $1.2 million from 2023 to 2024. The following primarily drove the change in noninterest expense:

●	Noninterest expenses associated with the acquired CBank operations were $4.8 million across all categories for 2024 and $6.7 million for 2023. The figure for 2023 included $2.2 million for Day-1 merger related expenses.

●	Legacy Salaries and Benefits expense increased a net $2.8 million, or 3%, to $97.6 million for 2024. The most notable changes within this category were as follows:

o	Direct legacy salaries increased a net $1.2 million, or 2%, due primarily to the cost of annual merit increases of approximately 4%, partially offset by a 27-count decrease in the number of FTEs from December 31, 2023 to December 31, 2024.

o	Estimated Legacy bonus expense increased $2.2 million from 2023 to 2024. The higher expense during 2024 was generally related to greater achievement of Company operating goals in 2024 versus 2023.

o	Legacy Employee benefits declined $605,000, or 4%, due primarily to a decrease in the number of FTEs and a decline in healthcare claims.

●	Legacy Marketing expenses increased $423,000 primarily due to the additional cost of a new marketing campaign during the fourth quarter of 2024.

●	Within the other category, provision for off-balance sheet exposures declined by $240,000 due to an overall decrease in these unfunded commitments for 2024, while 2023 had an increase in these commitments.

Republic Payment Solutions segment

Noninterest expense at the RPS segment increased $391,000, or 11%, during 2024 compared to 2023, primarily due to a $197,000 increase in salary and employee benefits resulting from an increase in staff.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $2.1 million, or 18%, during 2024 compared to 2023. The most notable items driving this increase were in the LOC II product, including a $1.5 million increase in third-party servicing costs for growth in the product and a $848,000 increase in marketing and development expenses related to the Company’s share of these expenses based on overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, Republic reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

Income Tax Expense

The Company’s effective tax rate was approximately 20.6% in 2024 compared to 20.2% in 2023. The effective tax rate increased primarily due to the following:

●	The Company’s state tax expense, net of federal benefit, increased $1.1 million from $3.3 million in 2023 to $4.4 million in 2024. This change was driven primarily by an increase in the effective rate for state income taxes, which rose from 2.9% in 2023 to 3.5% in 2024. The increase in the effective rate resulted primarily from an unfavorable shift in the estimated apportionment of income to states with higher income tax rates during 2024 and was primarily attributable to the Company’s Traditional Banking segment.

●	The Company recognized $4.0 million in income tax benefits for low-income-housing investments and R&D credits during 2024 compared to $3.0 million in 2023. The low-income-housing investments were attributable to the Company’s Traditional Banking segment, while the R&D credits were allocated among the Traditional Banking, TRS, and RCS segments.

●	The Company recognized $363,000 in income tax benefits during 2023 for non-recurring death benefit revenue related to the Company’s bank owned life insurance policies.

●	The benefit of nontaxable income decreased from $1.6 million during 2023 to $1.3 million during 2024 primarily as a result of exiting the Captive, the Company’s dissolved insurance subsidiary: Republic Insurance Services, Inc.

See additional detail regarding the Company’s Income Tax Expense under Footnote 18 “Income Taxes” of Part II Item 8 “Financial Statements and Supplemental Data.”

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $432 million in cash and cash equivalents as of December 31, 2024 compared to $317 million as of December 31, 2023. Comparing average balances for 2024 and 2023, the Company had average interest-earning cash and cash equivalent balances of $473 million for 2024 compared to $184 million for 2023.

During the first nine months of 2024, the Company maintained higher cash balances due to the inverted yield curve and the more attractive pricing for interest-earning cash as compared to longer-term securities. While the yield curve began to steepen during the fourth quarter of 2024, the Company continued to maintain higher cash balances during the quarter, in general, due to near-term funding requirements for tax loans related to the 2025 Tax Season.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 5.26% during 2024 with a spot balance annualized yield of approximately 4.45% as of December 31, 2024. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 9 — Investment Securities Portfolio

December 31, (in thousands)	2024	2023	2022

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$389,086	$407,033	$411,141
Private label mortgage-backed security	1,550	1,773	2,127
Mortgage-backed securities - residential	168,233	154,710	171,873
Collateralized mortgage obligations	19,243	21,659	21,368
Corporate bonds	2,009	2,020	10,001
Trust preferred security	4,034	4,118	3,855
Total available-for-sale debt securities	584,155	591,313	620,365

Held-to-maturity debt securities (amortized cost):
U.S. Treasury securities and U.S. Government agencies	—	65,000	75,000
Mortgage backed securities - residential	23	25	27
Collateralized mortgage obligations	5,756	6,386	7,270
Corporate bonds	4,999	4,976	4,964
Obligations of state and political subdivisions	—	—	125
Total held-to-maturity debt securities	10,778	76,387	87,386

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	693	174	111
Total equity securities with a readily determinable fair value	693	174	111

Total investment securities	$595,626	$667,874	$707,862

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

Republic’s investment portfolio decreased $72 million from December 31, 2023 to December 31, 2024. The decrease was driven by $346 million in calls and maturities of debt securities and $35 million in paydowns on mortgage-backed securities, which were partially offset by the purchase of $300 million in securities. The Company elected to generally maintain the excess cash it received from the decline in its investment portfolio in interest-earning cash due to its more attractive yield as compared to longer-term investment options.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. Since early 2020, the Bank has utilized a general investing strategy of purchasing securities with shorter-term durations or maintaining a large amount cash at the Federal Reserve. The Bank utilized this general strategy due to liquidity reasons and as an interest rate risk management tool. The Company’s overall strategy for 2025 and beyond will be dependent upon many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the Company’s overall interest rate risk position, the steepness of the yield curve and the overall interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

Table 10 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2024 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$155,668	$153,900	2.79%	0.50
Due from one year to five years	239,941	235,186	1.82	2.36
Due from five years to 10 years	—	—	—	—
Total U.S. Treasury securities and U.S. Government agencies	395,609	389,086	2.20	1.63

Corporate bonds:
Due in one year or less	—	—	—	—
Due from one year to five years	2,008	2,009	6.29	1.39
Due from five years to ten years	—	—	—	—
Total Corporate bonds	2,008	2,009	6.63	1.39
Trust preferred security, due beyond ten years	3,863	4,034	5.48	12.39
Private label mortgage backed security	121	1,550	7.96	8.63
Total mortgage backed securities - residential	180,765	168,233	3.14	11.20
Total collateralized mortgage obligations	20,127	19,243	4.75	17.50
Total available-for-sale debt securities	$602,493	$584,155	2.61%	5.10

Table 11 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2024 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due from one year or less	$—	$—	—%	—
Due from one year to five years	—	—	—	—
Total U.S. Treasury securities and U.S. Government agencies	—	—	—	—
Corporate bonds:
Due from one year or less	—	—
Due from one year to five years	$4,999	$5,005	5.81	1.10
Due from five years to ten years	—	—	—	—
Total corporate bonds	4,999	5,005	5.81	1.10
Total mortgage backed securities - residential	23	24	5.48	9.77
Total collateralized mortgage obligations	5,756	5,706	5.89	15.16
Total held-to-maturity debt securities	$10,778	$10,735	5.85%	8.63

See Footnote 2 “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s investment securities.

Loan Portfolio

Table 12 — Loan Portfolio Composition

(dollars in thousands)	2024	2023	2022

Traditional Banking:
Residential real estate:
Owner-occupied	$1,032,459	$1,144,684	$911,427
Nonowner-occupied	318,096	345,965	321,358
Commercial real estate (1)	1,813,177	1,785,289	1,599,510
Construction & land development	244,121	217,338	153,875
Commercial & industrial	460,245	464,078	413,387
Lease financing receivables	93,304	88,591	10,505
Aircraft	226,179	250,051	179,785
Home equity	353,441	295,133	241,739
Consumer:
Credit cards	16,464	16,654	15,473
Overdrafts	982	694	726
Automobile loans	1,156	2,664	6,731
Other consumer	9,555	7,428	626
Total Traditional Banking	4,569,179	4,618,569	3,855,142
Warehouse lines of credit*	550,760	339,723	403,560
Total Core Banking	5,119,939	4,958,292	4,258,702

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	138,614	103,115	97,505
Other TRS commercial & industrial loans	52,180	46,092	51,767
Republic Credit Solutions	128,733	132,362	107,828
Total Republic Processing Group	319,527	281,569	257,100

Total loans**	5,439,466	5,239,861	4,515,802
Allowance for credit losses	(91,978)	(82,130)	(70,413)

Total loans, net	$5,347,488	$5,157,731	$4,445,389

*     Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**  Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64%, 63,%, and 61% for 2024, 2023, and 2022. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36%, 37%, and 39% for 2024, 2023, and 2022.

Gross loans increased by $200 million, or 4%, during 2024 to $5.4 billion as of December 31, 2024. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $49 million, or 1%, from December 31, 2023 to December 31, 2024. Primarily driving this change, during the last half of March 2024, Management made the decision to sell $69 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the second quarter of 2024 with the final dollar amount of loans sold being $67 million.

In addition to the loan sale, management has generally implemented a stricter pricing strategy across all loan types due to the inverted yield curve and elevated funding costs in the market. This stricter pricing strategy has led to a general slowdown in overall origination volume across most product types. Management believes it will continue to maintain this stricter pricing strategy into 2025, as long as the yield curve remains inverted or generally flat and incremental funding costs remain elevated This stricter loan pricing strategy will likely cause new loan origination volume to remain muted while it remains in effect. In addition, loan payoffs and paydowns could outpace new originations leading to a decline in the Traditional Bank’s loan balances during periods in the future.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $211 million from December 31, 2023 to December 31, 2024. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

Outstanding TRS loans increased $42 million from December 31, 2023 to December 31, 2024. TRS loan balances as of December 31, 2023 included ERAs of $103 million originated during December 2023 and $46 million of Commercial-related loan balances to tax providers originated during the fourth quarter of 2023. These balances were substantially all paid down to $0, or alternatively, charged off during 2024.

TRS loan balances as of December 31, 2024 included ERAs of $139 million originated during December 2024 and $52 million of Commercial-related loan balances to tax providers originated during the fourth quarter of 2024. These balances are all expected to pay down to $0 during 2024, or alternatively, be charged off in line with the Company’s charge-off policy.

The table below illustrates the Bank’s fixed and variable rate loan maturities:

Table 13 — Selected Loan Distribution

			Over One	Over Five
		One Year	Through	Through	Over
December 31, 2024 (in thousands)	Total	Or Less	Five Years	15 Years	15 Years

Fixed rate loan maturities:

Residential real estate:
Owner-occupied	$515,593	$23,963	$13,079	$129,428	$349,123
Nonowner-occupied	106,547	2,338	40,094	63,217	898
Commercial real estate	649,567	58,053	226,499	363,179	1,836
Construction & land development	75,464	28,779	42,532	1,108	3,045
Commercial & industrial	252,229	56,618	142,775	52,836	—
Lease financing receivables	93,304	7,910	74,303	11,091	—
Aircraft	225,507	—	44,540	46,494	134,473
Warehouse lines of credit	—	—	—	—	—
Home equity	1,063	179	852	32	—
Consumer	273,665	204,955	4,495	265	63,950
Total fixed rate loans	$2,192,939	$382,795	$589,169	$667,650	$553,325

Variable rate loan maturities:

Residential real estate:
Owner-occupied	$516,866	$2	$763	$14,611	$501,490
Nonowner-occupied	211,549	1,817	34,705	155,225	19,802
Commercial real estate	1,163,610	36,988	312,284	801,600	12,738
Construction & land development	168,657	13,831	23,352	124,892	6,582
Commercial & industrial	260,196	103,125	84,698	52,823	19,550
Lease financing receivables	—	—	—	—	—
Aircraft	672	672	—	—	—
Warehouse lines of credit	550,760	550,760	—	—	—
Home equity	352,378	17,172	67,020	268,186	—
Consumer	21,839	16,464	1,857	40	3,478
Total variable rate loans	$3,246,527	$740,831	$524,679	$1,417,377	$563,640

Total:

Residential real estate:
Owner-occupied	$1,032,459	$23,965	$13,842	$144,039	$850,613
Nonowner-occupied	318,096	4,155	74,799	218,442	20,700
Commercial real estate	1,813,177	95,041	538,783	1,164,779	14,574
Construction & land development	244,121	42,610	65,884	126,000	9,627
Commercial & industrial	512,425	159,743	227,473	105,659	19,550
Lease financing receivables	93,304	7,910	74,303	11,091	—
Aircraft	226,179	672	44,540	46,494	134,473
Warehouse lines of credit	550,760	550,760	—	—	—
Home equity	353,441	17,351	67,872	268,218	—
Consumer	295,504	221,419	6,352	305	67,428
Total loans	$5,439,466	$1,123,626	$1,113,848	$2,085,027	$1,116,965

Loans at maturity interval to overall total loans	100%	21%	20%	38%	21%

Allowance for Credit Losses

As of December 31, 2024, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased from $82 million as of December 31, 2023 to $92 million as of December 31, 2024. As a percent of total loans, the total Company’s ACLL increased to 1.69% as of December 31, 2024 compared to 1.57% as of December 31, 2023. An analysis of the ACLL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL increased approximately $758,000 to $60 million as of December 31, 2024 driven primarily by general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased in total during 2024, the segment experienced a change in loan mix growing in loan categories, such as construction and land development, with higher loan loss reserve requirements. Partially offsetting the change in loan mix, the Traditional Bank reclassed $69 million of correspondent mortgage loans from held for investment into held for sale.

Warehouse

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing December 31, 2024 to December 31, 2023. As of December 31, 2024, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for 2024.

Tax Refund Solutions

The TRS ACLL increased approximately $6 million from December 31, 2023 to $10 million as of December 31, 2024 driven by higher formula reserves applied to the $139 million of ERAs originated during the fourth quarter of 2024, in addition to the $36 million increase in ERA originations compared to the fourth quarter of 2023. The ACLL for TRS as of December 31, 2023 was substantially all attributable to the $103 million of ERAs originated during December 2023. The December 31, 2023 ERA balances were substantially all paid down to $0 during 2024, or alternatively, charged off during 2024.

The ACLL for TRS as of December 31, 2024 was substantially all attributable to the $139 million of ERAs originated during December 2024. These balances are expected to all be paid down to $0 during 2025, or alternatively, be charged off in line with the Company’s charge-off policy.

Republic Credit Solutions segment

The RCS ACLL increased $3 million to $21 million as of December 31, 2024, with this increase driven by an increase in the RCS LOC II spot loan balances and a change in the RCS loan mix as the outstanding RCS LOC I and healthcare receivables spot loan balances decreased.

RCS maintained an ACLL for two distinct credit products offered as of December 31, 2024, including its line-of-credit products and its healthcare-receivables products. As of December 31, 2024, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 70.63% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

See additional detail regarding Republic Credit Solution’s loan products under Item 1 “Business.”

Table 14 — Summary of Loan and Lease Loss Experience

(dollars in thousands)	2024	2023	2022

ACLL at beginning of period	$82,130	$70,413	$64,577

CBank Fair Value Adjustment	—	216	—

Charge-offs:

Traditional Banking:
Residential real estate	(62)	(26)	(21)
Commercial real estate	—	—	(9)
Commercial & industrial	(27)	—	—
Lease financing receivables	(205)	(141)	—
Home equity	(64)	(2)	—
Consumer	(3,105)	(1,182)	(1,290)
Total Traditional Banking	(3,463)	(1,351)	(1,320)
Warehouse lines of credit	—	—	—
Total Core Banking	(3,463)	(1,351)	(1,320)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(32,555)	(25,823)	(11,505)
Other TRS loans	(137)	(128)	(154)
Republic Credit Solutions	(19,239)	(13,912)	(11,390)
Total Republic Processing Group	(51,931)	(39,863)	(23,049)
Total charge-offs	(55,394)	(41,214)	(24,369)

Recoveries:

Traditional Banking:
Residential real estate	128	154	104
Commercial real estate	337	94	287
Commercial & industrial	4	123	271
Lease financing receivables	82	10	—
Home equity	40	3	121
Consumer	379	342	373
Total Traditional Banking	970	726	1,156
Warehouse lines of credit	—	—	—
Total Core Banking	970	726	1,156

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	8,533	3,463	4,831
Other TRS commercial & industrial loans	47	31	665
Republic Credit Solutions	1,306	871	1,168
Total Republic Processing Group	9,886	4,365	6,664

Total recoveries	10,856	5,091	7,820

Net loan recoveries (charge-offs)	(44,538)	(36,123)	(16,549)

Provision - Core Bank Loans	3,778	8,536	349
Provision - RPG Loans	50,608	39,088	22,036
Total Provision for All Loans	54,386	47,624	22,385
ACLL at end of period	$91,978	$82,130	$70,413

Credit Quality Ratios - Total Company:

ACLL to total loans	1.69%	1.57%	1.56
ACLL to nonperforming loans	404	398	432
Net loan charge-offs (recoveries) to average loans	0.84	0.73	0.38

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.19%	1.21%	1.21
ACLL to nonperforming loans	270	313	332
Net loan charge-offs (recoveries) to average loans	0.05	0.01	—

Table 15 — Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	2024	2023	2022

Traditional Banking:
Residential real estate:
Owner-occupied	(0.01)%	(0.01)%	(0.01)%
Nonowner-occupied	—	—	—
Commercial real estate	(0.02)	(0.01)	(0.02)
Construction & land development	—	—	—
Commercial & industrial	0.01	(0.03)	(0.07)
Lease financing receivables	0.14	0.28	—
Aircraft	—	—	—
Home equity	0.10	—	(0.06)
Consumer:
Credit cards	1.01	0.55	0.48
Overdrafts	73.65	84.39	104.04
Automobile loans	(2.39)	0.66	(0.14)
Other consumer	20.25	0.33	1.02
Total Traditional Banking	0.05	0.01	—
Warehouse lines of credit	—	—	—
Total Core Banking	0.05	0.01	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	27.29	29.56	26.78
Other TRS commercial & industrial loans	0.55	0.53	(3.18)
Republic Credit Solutions	13.17	10.52	10.73
Total Republic Processing Group	17.49	16.27	12.02
Total	0.84%	0.73%	0.38%

*     Refund advances are originated during the first two months of each year, and beginning in December 2023, ERAs for the upcoming first quarter tax filing season are originated during the fourth quarter of the year. All RAs, including ERAs, are charged-off by June 30th of each year.

The Company’s net charge-offs to average total Company loans increased from 0.73% during 2023 to 0.84% during 2024, with net charge-offs increasing $8.4 million, or 23%, and average total Company loans increasing $399 million, or 8% over the same periods. The increase in net charge-offs was primarily driven by a $1.7 million increase in period-over-period net charge-offs within the Company’s TRS operations, and a $4.9 million increase in period-over-period net charge-offs within the Company’s RCS operations.

The Company’s net charge-offs also included a $1.9 million increase in net charge-offs within the Traditional Bank. The increase in net charge-offs within the Traditional Bank was primarily driven by $1.9 million of charge-offs within the Traditional Bank’s broker-related marine product. The net charge-offs within marine lending were isolated to three linked loans. As previously noted, the Company discontinued the origination of this product during the third quarter of 2024 and had $5 million broker-related marine loans outstanding as of December 31, 2024.

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

Table 16 — Management’s Allocation of the Allowance for Credit Losses on Loans

	December 31, 2024			December 31, 2023			2022
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total		Total	Total
(in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,849	20%	1.05%	$10,337	22%	0.90%	$8,909	21%	0.98%
Nonowner-occupied	4,140	6	1.30	3,047	7	0.88	2,831	7	0.88
Commercial real estate	22,556	34	1.24	25,830	33	1.45	23,739	36	1.48
Construction & land development	8,227	4	3.37	6,060	4	2.79	4,123	3	2.68
Commercial & industrial	2,527	8	0.55	4,236	9	0.91	3,976	9	0.97
Lease financing receivables	1,117	2	1.20	1,061	2	1.20	110	—	1.05
Aircraft	565	4	0.25	625	5	0.25	449	4	0.25
Home equity	7,378	6	2.09	5,501	6	1.86	4,628	5	1.91
Consumer:
Credit cards	1,379	—	8.38	1,074	—	6.45	996	—	6.44
Overdrafts	724	—	73.73	694	—	100.00	726	—	100.00
Automobile loans	11	—	0.95	32	—	1.20	87	—	1.29
Other consumer	283	—	2.96	501	—	6.74	135	—	21.57
Total Traditional Banking	59,756	84	1.31	58,998	88	1.28	50,709	85	1.32
Warehouse lines of credit	1,374	10	0.25	847	6	0.25	1,009	9	0.25
Total Core Banking	61,130	94	1.19	59,845	94	1.21	51,718	94	1.21

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	9,793	3	7.06	3,929	2	3.81	3,797	2	4.00
Other TRS commercial & industrial loans	68	1	0.13	61	1	0.13	91	1	0.18
Republic Credit Solutions	20,987	2	16.30	18,295	3	13.82	14,807	3	13.73
Total Republic Processing Group	30,848	6	9.65	22,285	6	7.91	18,695	6	7.27
Total	$91,978	100%	1.69%	$82,130	100%	1.57%	$70,413	100%	1.56%

*See Table 12 in this section of the filing for loan portfolio balances. Values of less than 50 basis points are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of December 31, 2024.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the filing.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention,” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $10 million during 2024, driven primarily by a $4 million increase in residential real estate owner occupied loans, a $4 million increase in commercial real estate loans, and a $1 million increase in commercial and industrial loans.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 17 — Classified and Special Mention Loans

December 31, (in thousands)	2024	2023	2022

Loss	$—	$—	$—
Doubtful	—	—	—
Substandard	27,350	20,253	17,010
PCD - Substandard	1,378	1,699	1,498
Total Classified Loans	28,728	21,952	18,508

Special Mention	53,924	51,447	69,246
PCD - Special Mention	359	447	718
Total Special Mention Loans	54,283	51,894	69,964

Total Classified and Special Mention Loans	$83,011	$73,846	$88,472

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. The nonperforming loan category as of December 31, 2022 included TDRs totaling approximately $2 million. The Company adopted ASU 2022-02 on January 1, 2023, which eliminated the TDR designation under GAAP.

Nonperforming loans to total loans increased to 0.42% at December 31, 2024 from 0.39% at December 31, 2023, as the total balance of nonperforming loans increased by $2 million, or 10%, while total loans increased $200 million, or 4%, during 2024.

The ACLL to total nonperforming loans increased to 404% as of December 31, 2024 from 398% as of December 31, 2023, as the total ACLL increased $10 million, while the balance of nonperforming loans increased by approximately $2 million, or 10%.

Table 18 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	2024	2023	2022

Loans on nonaccrual status*	$22,619	$19,150	$15,562
Loans past due 90-days-or-more and still on accrual**	141	1,468	756
Total nonperforming loans	22,760	20,618	16,318
Other real estate owned	1,160	1,370	1,581
Total nonperforming assets	$23,920	$21,988	$17,899

Credit Quality Ratios - Total Company:
ACLL to total loans	1.69%	1.57%	1.56%
Nonaccrual loans to total loans	0.42	0.37	0.34
ACLL to nonperforming loans	404	429	452
Nonperforming loans to total loans	0.42	0.39	0.36
Nonperforming assets to total loans (including OREO)	0.44	0.42	0.40
Nonperforming assets to total assets	0.35	0.33	0.31

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.19%	1.21%	1.21%
Nonaccrual loans to total loans	0.44	0.39	0.37
ACLL to nonperforming loans	270	313	332
Nonperforming loans to total loans	0.44	0.39	0.37
Nonperforming assets to total loans (including OREO)	0.46	0.41	0.40
Nonperforming assets to total assets	0.39	0.35	0.32

*  Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller-balance consumer loans.

Table 19 — Nonperforming Loan Composition

	2024		2023		2022
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$17,331	1.68%	$15,056	1.32%	$13,388	1.47%
Nonowner-occupied	81	0.03	64	0.02	117	0.04
Commercial real estate	1,223	0.07	850	0.05	1,001	0.06
Construction & land development	—	—	—	—	—	—
Commercial & industrial	860	0.19	1,221	0.26	—	—
Lease financing receivables	147	0.16	—	—	—	—
Aircraft	56	0.02	—	—	—	—
Home equity	2,359	0.67	1,948	0.66	815	0.34
Consumer:
Credit cards	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Automobile loans	5	0.43	10	0.38	31	0.46
Other consumer	557	5.83	1	0.01	210	33.55
Total Traditional Banking	22,619	0.50	19,150	0.41	15,562	0.40
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	22,619	0.44	19,150	0.39	15,562	0.37

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	141	0.11	1,468	1.11	756	0.70
Total Republic Processing Group	141	0.04	1,468	0.52	756	0.29

Total nonperforming loans	$22,760	0.42	$20,618	0.39	$16,318	0.36

Table 20 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2024		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,119	65	$10,247	2	$1,965	207	$17,331
Nonowner-occupied	3	81	—	—	—	—	3	81
Commercial real estate	—	—	3	699	1	524	4	1,223
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	182	2	678	—	—	6	860
Lease financing receivables	—	—	1	147	—	—	1	147
Aircraft	1	56	—	—	—	—	1	56
Home equity	37	1,288	7	1,071	—	—	44	2,359
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	57	—	—	1	556	3	613
Total Traditional Banking	188	6,788	78	12,842	4	3,045	270	22,675
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	188	6,788	78	12,842	4	3,045	270	22,675

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	1	141	—	—	—	141
Total Republic Processing Group	—	—	1	141	—	—	—	141

Total	188	$6,788	79	$12,983	4	$3,045	270	$22,816

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2023		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	125	$4,569	45	$7,200	3	$3,287	173	$15,056
Nonowner-occupied	3	64	—	—	—	—	3	64
Commercial real estate	—	—	1	191	1	659	2	850
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	61	1	339	1	821	4	1,221
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	36	1,236	3	712	—	—	39	1,948
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	3	10	—	—	—	—	3	10
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	170	5,941	50	8,442	5	4,767	225	19,150
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	170	5,941	50	8,442	5	4,767	225	19,150

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	NM	1,468	NM	1,468
Total Republic Processing Group	NM	—	—	—	—	1,468	NM	1,468

Total	170	$5,941	50	$8,442	5	$6,235	225	$20,618

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
December 31, 2022		Balance		> $100 &		Balance		Total
(dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner occupied	134	$4,650	45	$7,353	1	$1,385	180	$13,388
Nonowner occupied	4	117	—	—	—	—	4	117
Commercial real estate	—	—	1	232	1	769	2	1,001
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	28	711	1	104	—	—	29	815
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	NM	—	—	—	—	—	NM	—
Automobile loans	6	31	—	—	—	—	6	31
Other consumer	—	—	1	210	—	—	1	210
Total Traditional Banking	172	5,509	48	7,899	2	2,154	222	15,562
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	172	5,509	48	7,899	2	2,154	222	15,562

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	—	—	—	—	756	NM	756
Total Republic Processing Group	NM	—	—	—	—	756	NM	756

Total	172	$5,509	48	$7,899	2	$2,910	222	$16,318

NM – Not meaningful. Loans from Republic Processing Group are generally small dollar homogenous consumer loans.

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $703,000, $912,000, and 1.0 million in 2024, 2023, and 2022.

Based on the Bank’s review as of December 31, 2024, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits.

Table 21 — Rollforward of Nonperforming Loans

Years Ended December 31, (in thousands)	2024	2023	2022

Nonperforming loans at the beginning of the period	$20,618	$16,318	$20,552
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	9,607	9,503	7,076
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(4,443)	(4,801)	(10,934)
Principal balance paydowns of loans nonperforming at both period ends	(1,841)	(1,116)	(1,084)
Net change in principal balance of other nonperforming loans*	(1,181)	714	708

Nonperforming loans at the end of the period	$22,760	$20,618	$16,318

*Includes relatively small consumer portfolios, e.g., RCS loans.

Table 22 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2024	2023	2022

Loans charged off	$(13)	$—	$—
Loans transferred to OREO	(169)	—	—
Loan payoffs and paydowns	(1,911)	(2,495)	(8,385)
Loans returned to accrual status	(2,350)	(2,306)	(2,549)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(4,443)	$(4,801)	$(10,934)

Delinquent Loans

The ratio of delinquent loans to total loans decreased to 0.38% as of December 31, 2024, from 0.42% as of December 31, 2023, driven by a $1.6 million decrease in delinquent loans along with a $200 million increase in total loans outstanding.

The ratio of Core Bank delinquent loans to total Core Bank loans increased to 0.20% as of December 31, 2024 from 0.16% as of December 31, 2023, driven by a $2.0 million increase in delinquent loans along with a $162 million increase in total Core Bank loans. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2024 and December 31, 2023 were on nonaccrual status.

Table 23 — Delinquent Loan Composition*

	2024		2023		2022
		Percent of		Percent of		Percent of
		Total		Total		Total
December 31, (dollars in thousands)	Balance	Loan Class	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$7,015	0.68%	$5,803	0.51%	$4,834	0.53%
Nonowner-occupied	21	0.01	—	—	—	—
Commercial real estate	519	0.03	—	—	604	0.04
Construction & land development	—	—	—	—	—	—
Commercial & industrial	904	0.20	1,360	0.29	177	0.04
Lease financing receivables	75	0.08	18	0.02	—	—
Aircraft	—	—	—	—	—	—
Home equity	1,396	0.39	767	0.26	175	0.07
Consumer:
Credit cards	28	0.17	35	0.21	55	0.36
Overdrafts	173	17.62	131	18.88	160	22.04
Automobile loans	11	0.95	2	0.08	11	0.16
Other consumer	43	0.45	60	0.81	44	7.03
Total Traditional Banking	10,185	0.22	8,176	0.18	6,060	0.16
Warehouse lines of credit	—	—	—	—	—	—
Total Core Banking	10,185	0.20	8,176	0.16	6,060	0.14

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—
Republic Credit Solutions	10,304	8.00	13,916	10.51	9,200	8.53
Total Republic Processing Group	10,304	3.22	13,916	4.94	9,200	3.58

Total delinquent loans	$20,489	0.38	$22,092	0.42	$15,260	0.34

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 24 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2024	2023	2022

Delinquent loans at the beginning of the period	$22,092	$15,260	$13,465
Loans that became delinquent during the period - Refund Advances*
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	6,421	6,625	5,507
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,788)	(4,371)	(6,847)
Principal balance paydowns of loans delinquent at both period ends	(716)	(106)	(50)
Net change in principal balance of other delinquent loans*	(3,520)	4,684	3,185
Delinquent loans at the end of period	$20,489	$22,092	$15,260

*Includes small consumer portfolios, e.g., RCS loans.

Table 25 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2024	2023	2022

Loans charged off	$(15)	$(1)	$(1)
Loans transferred to OREO	(169)	—	—
Loan payoffs and paydowns	(772)	(1,915)	(6,243)
Loans paid current	(2,832)	(2,455)	(603)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,788)	$(4,371)	$(6,847)

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

There were $885,000 of collateral-dependent loan modifications made during 2024, and as of December 31, 2024 there were $30 million of collateral-dependent loans outstanding on the Company’s balance sheet.

Other Real Estate Owned

Table 26 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2024	2023	2022

OREO at beginning of period	$1,370	$1,581	$1,792
Transfer from loans to OREO	169	—	—
Proceeds from sale*	(173)	—	—
Net gain on sale	4	—	—
Writedowns	(210)	(211)	(211)
OREO at end of period	$1,160	$1,370	$1,581

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

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income to help the Bank offset employee benefits expenses. The Company carried $107 million and $104 million of BOLI on its consolidated balance sheet as of December 31, 2024 and 2023.

Table 27 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2024	2023	2022

BOLI at beginning of period	$103,916	$101,687	$99,161
BOLI acquired	—	—	—
Death benefits paid from cash surrender value	—	(490)	—
Increase in cash surrender value	3,208	2,719	2,526
BOLI at end of period	$107,124	$103,916	$101,687

Deposits

Table 28 — Deposit Composition

(in thousands)	2024	2023	2022

Core Bank:
Demand	$1,166,517	$1,158,051	$1,336,082
Money market accounts	1,295,024	1,007,356	707,272
Savings	238,596	263,238	323,015
Reciprocal money market	212,033	188,078	28,635
Individual retirement accounts (1)	34,543	33,793	38,640
Time deposits, $250 and over (1)	129,593	101,787	54,855
Other certificates of deposit (1)	239,643	225,614	129,324
Reciprocal time deposits (1)	80,016	90,857	7,405
Wholesale brokered deposits (1)	87,285	88,767	—
Total Core Bank interest-bearing deposits	3,483,250	3,157,541	2,625,228
Total Core Bank noninterest-bearing deposits	1,123,208	1,239,466	1,464,493
Total Core Bank deposits	4,606,458	4,397,007	4,089,721

Republic Processing Group:
Wholesale brokered deposits (1)	199,964	199,960	—
Interest-bearing prepaid card deposits	296,921	—	—
Money market accounts	22,647	18,664	3,849
Total RPG interest-bearing deposits	519,532	218,624	3,849

Noninterest-bearing prepaid card deposits	2,842	318,769	328,655
Other noninterest-bearing deposits	81,714	118,763	115,620
Total RPG noninterest-bearing deposits	84,556	437,532	444,275
Total RPG deposits	604,088	656,156	448,124

Total deposits	$5,210,546	$5,053,163	$4,537,845
(1)	Represents time deposits.

Total deposits increased $157 million from December 31, 2023 to $5.2 billion as of December 31, 2024. Total Core Bank deposits increased by $210 million, or 5%, from December 31, 2023. Within the Core Bank’s deposits, interest-bearing deposits increased $326 million and noninterest-bearing deposits decreased $116 million.

The increase in Core Bank interest-bearing deposits was driven by $288 million of growth in money market deposits and, a $24 million increase in reciprocal money market deposits, and a $30 million increase in all time deposits. The growth in money market and reciprocal money market deposits was primarily in exception-priced accounts as well as those products marketed with standard higher offering rates.

During 2024, noninterest-bearing deposit balances continued their downward trend, while interest-bearing categories generally increased. This trend was generally the result of the attractive yields available on interest-bearing deposit accounts as compared to noninterest-bearing alternatives, which provide no yield to the depositor.

Management believes the Company is more likely to experience slower overall growth, and possibly, a continuing decline in its noninterest-bearing deposits over the foreseeable future.

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

Table 29 — Average Deposits

	2024		2023		2022
	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,783,723	1.25%	$1,500,975	0.77%	$1,696,809	0.12%
Money market accounts	1,181,060	3.35	874,332	2.42	779,457	0.26
Time deposits	387,156	3.97	298,313	2.91	240,701	1.10
Reciprocal money market accounts	246,238	2.03	146,435	3.41	44,152	0.22
Reciprocal time deposits	92,406	4.49	57,558	4.42	10,890	0.48
Brokered deposits	207,877	5.30	47,078	5.34	—	—
Total average interest-bearing deposits	3,898,460	2.62	2,924,691	1.76	2,772,009	0.17
Total average noninterest-bearing deposits	1,374,457	—	1,880,471	—	2,148,848	—
Total average deposits	$5,272,917	1.94%	$4,805,162	1.07%	$4,920,857	0.14%

Table 30 — Maturity Schedule of Time Deposits in Excess of the FDIC Limit and Estimated Time Deposits that are Otherwise Uninsured as of December 31, 2024

	Individual Instruments	Estimated	Estimated
	that Meet or Exceed the	Otherwise Uninsured	Otherwise Insured
Maturity (dollars in thousands)	FDIC Insurance Limit	Time Deposits	Time Deposits

Three months or less	$7,464	$1,714	$5,750
Over three months through six months	60,835	37,335	23,500
Over six months through 12 months	39,220	20,470	18,750
Over 12 months	22,074	8,574	13,500
Total	$129,593	$68,093	$61,500

The Bank held total estimated uninsured deposits of $1.9 billion as of December 31, 2024 and $1.8 billion as of December 31, 2023.

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

SSUARs increased $6 million, or 6%, during 2024 to $103 million as of December 31, 2024. SSUARs generally represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Table 31 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2024	2023	2022

Outstanding balance at end of period	$103,318	$97,618	$216,956
Weighted average interest rate at period end	0.53%	0.50%	0.41%
Average outstanding balance during the period	$101,680	$134,632	$265,188
Average interest rate during the period	0.54%	0.43%	0.15%
Maximum outstanding at any month end	$322,074	$311,035	$303,315

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $395 million as of December 31, 2024 compared to $380 million as of December 31, 2023. There were $25 million of overnight borrowings as of December 31, 2024 compared to $110 million as of December 31, 2023. The Company has utilized FHLB advances over the past year to partially fund its noninterest-bearing deposit outflow and overall loan growth.

During the second quarter of 2024, the Bank elected to extend $100 million of FHLB borrowings during May and June through a third-party, fixed rate swap to take advantage of the inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term.

As of December 31, 2024, the Company’s $395 million of FHLB advances had a weighted-average maturity of 2.13 years and a weighted-average cost of 4.36%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 32 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2024	2023	2022

Outstanding balance at end of period	$395,000	$380,000	$95,000
Weighted average interest rate at period end	4.36%	4.63%	3.84%
Average outstanding balance during the period	$400,032	$325,678	$21,233
Average interest rate during the period	4.55%	4.68%	1.60%
Maximum outstanding at any month end	$1,030,000	$525,000	$95,000

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2024 and 2023 is included in the following table:

Table 33 — Non-hedge Interest Rate Swaps

		2024		2023
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$103,707	$1,070	$120,442	$4,066
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	128,621	(5,518)	95,820	(4,867)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$232,328	$(4,448)	$216,262	$(801)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	128,621	5,518	95,820	4,867
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	103,707	(1,070)	120,442	(4,066)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$232,328	$4,448	$216,262	$801

Total		$464,656	$—	$432,524	$—

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

Table 34 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

December 31, (in thousands)	2024	2023	2022

Cash and cash equivalents	$432,151	$316,567	$313,689
Unencumbered debt securities	432,183	491,783	438,052
Total liquid assets	864,334	808,350	751,741

Available borrowing capacity with the FHLB	755,288	730,265	899,362
Available borrowing capacity with the Federal Reserve	45,880	—	—
Available borrowing capacity through unsecured credit lines	100,000	100,000	125,000
Total available borrowing capacity	901,168	830,265	1,024,362

Total liquid assets and available borrowing capacity	$1,765,502	$1,638,615	$1,776,103

The Company had a loan to deposit ratio (excluding wholesale brokered deposits) of 111% as of December 31, 2024 and 106% as of December 31, 2023. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

The Bank implemented a general strategy during 2022 and most of the first quarter of 2023 to maintain a low beta for its client-related interest-bearing liabilities as part of its overall strategy to increase its net interest margin and net interest income. As a result of this strategy, the Bank experienced a decline in both personal and business deposit balances and SSUAR balances through the first quarter of 2023, as some clients moved their funds to more attractive offerings outside of the Bank.

In response to this deposit outflow, during the second quarter of 2023 the Bank began marketing certain deposit products, such as money market accounts and short-term certificates of deposit, with higher offering rates. In addition, the Company also made select rate exceptions for existing clients based on their overall banking relationship. This higher-rate strategy generally reversed the outflow of deposits during late May and June of 2023 and interest-bearing deposits began to grow, once again. These higher offering rates also raised the Traditional Bank's overall cost of funds meaningfully during 2023 and into 2024 and caused contraction to its net interest margin on a linked-quarter basis through the fourth quarter of 2023.

The Bank generally maintained this higher rate strategy throughout 2024, and as a result, Core Bank interest-bearing deposits grew $326 million during 2024. Management is unsure if these higher offering rates will allow the Bank to continue to grow its deposits into 2025. The Bank’s overall deposit and SSUAR pricing strategies are subject to change depending upon several factors including, but not limited to, the Bank’s current and projected overall liquidity positions, its clients’ demand for its loans and deposit products, the Bank’s overall interest rate risk position, the interest rate environment at the time, as well as the projected interest rate environment for the near term and the long term.

As of December 31, 2024, the Bank had approximately $1.1 billion in deposits from 215 large non-sweep deposit relationships, including reciprocal deposits, where the deposit amount exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.9 billion, or 37%, of total deposits as of December 31, 2024. The 20 largest non-sweep deposit relationships by taxpayer identification number represented approximately $352 million, or 7%, of the Bank’s total deposit balances as of December 31, 2024. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of December 31, 2024 and December 31, 2023, these pledged investment securities had a fair value of $152 million and $100 million.

Capital

Table 35 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2024	2023	2022

Stockholders’ equity	$992,029	$912,756	$856,613
Book value per share at December 31,	51.01	47.15	43.38
Tangible book value per share at December 31,*	48.47	44.55	42.11
Dividends declared per share - Class A Common Stock	1.628	1.496	1.364
Dividends declared per share - Class B Common Stock	1.480	1.360	1.240
Average stockholders’ equity to average total assets	14.02%	14.21%	13.82%
Total risk-based capital	16.98	16.10	17.92
Common equity tier 1 capital	15.73	14.85	16.70
Tier 1 risk-based capital	15.73	14.85	16.70
Tier 1 leverage capital	14.07	13.89	14.81
Dividend payout ratio	31	32	30
Dividend yield	2.33	3.66	3.33

*For additional detail, see Footnote 2 of “Selected Financial Data” in this section of the filing.

Total stockholders’ equity increased from $913 million as of December 31, 2023 to $992 million as of December 31, 2024. The increase in stockholders’ equity was primarily attributable to net income earned during 2024 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2025, the Bank could, without prior approval, declare dividends of approximately $95 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model. A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized its dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one-year time period. This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various basis point increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the timing, magnitude and frequency of interest rate changes, the timing and magnitude of changes in loan and deposit balances, as well as the changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of December 31, 2024, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2025 and ending December 31, 2025 based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees and excludes Traditional Bank loan fees.

Table 36 — Bank Interest Rate Sensitivity as of December 31, 2024 and 2023

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of December 31, 2024	3.4%	4.4%	(0.2)%	0.2%	1.5%	3.1%	4.4%	6.0%
% Change from base net interest income as of December 31, 2023	6.4%	5.0%	0.1%	0.2%	(1.0)%	(2.1)%	(3.1)%	(4.1)%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2023 to December 31, 2024 occurred in all the scenarios. In general, the period-to-period improvements in the up-rate scenarios were generally tied to the Company’s average interest-earning cash and Warehouse Lending balances, which increased from December 2023 to December 2024. As a result, the Bank’s earnings are more sensitive to fluctuations in short-term interest rates. Additionally, a reduction in the balances of short-term variable rate borrowings also contributed to the improvement. The benefit from the higher interest-earning cash balances was partially offset by lower projected interest income on loans as loan growth assumptions were lowered based on recent loan growth trends.

In the down rate scenarios, the Company’s interest rate risk position notably deteriorated as the higher interest-earning cash and Warehouse Lending balances that benefited net interest income in the up-rate scenarios are projected to cause similar corresponding declines to net interest income in the down-rate rate scenarios. In addition, the Company’s projected net interest income in down rate scenarios was also negatively impacted by revisions to the Bank’s deposit beta assumptions, as the Bank was assumed to lower deposit costs in line with decreases in the Fed Funds Target Rate by the FOMC. As a result, many deposit products reached their rate “floor” sooner than in previous simulations, negatively impacting most down rate scenarios as assets begin to reprice more quickly than deposits. The lower net interest income is in the down rate scenarios is partially offset by assumed increases in mortgage banking income as rates fall and more borrowers gain incentive to refinance.

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

The following are included in this section:

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Republic Bancorp, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company’s auditor from 1996, through the filing of the 2023 Form 10-K, which was filed on March 14, 2024.

Louisville, Kentucky

March 14, 2024, except for Note 24, as to which the date is Mach 6, 2025

Report of Independent Registered Public Accounting Firm

Shareholders, Board of Directors, and Audit Committee

Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Republic Bancorp, Inc. (Company) as of December 31, 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on loans

The Company’s allowance for credit losses on loans (ACLL) was $92 million as of December 31, 2024. As more fully described in Note 1 and Note 4 to the consolidated financial statements, the ACLL under Accounting Standards Codification 326 requires the measurement of expected lifetime credit losses on a collective or pooled basis when similar risk characteristics exist. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. For the core bank, adjustments are made to the historical loss rate for current conditions and reasonable and supportable forecasts. One-year forecast adjustments to the historical loss rate are based on the U.S. national unemployment rate and commercial real estate values. Subsequent to the one-year forecast, loss rates are assumed to immediately revert back to long-term historical averages.

We identified the ACLL as a critical audit matter. The principal considerations for that determination included the high degree of auditor judgment and subjectivity involved in significant inputs and assumptions to management’s adjustments to the historical loss rates for current conditions, specifically as it relates to evaluating the concentrations of credit, past-due, nonperforming and classified loans, collateral values, and other environmental factors for loans in the Company’s core bank segment (referred to in the procedures described below as “the adjustments”).  Management’s analysis of the adjustments requires a high degree of subjectivity and judgment. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s related significant assumptions.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Obtained an understanding of the Company’s process for estimating the allowance for credit losses on loans, including the adjustments

●	Evaluated the design and tested the operating effectiveness of internal controls relating to the allowance for credit losses on loans, including:
o	The reasonableness of the significant inputs and assumptions used to develop the adjustments
o	The completeness and accuracy of the data inputs used to develop the adjustments
o	The accuracy of the calculation to estimate the adjustments
●	Tested the completeness and accuracy of the data used in developing the adjustments

●	Evaluated the reasonableness of management’s significant inputs and assumptions used in developing the adjustments

●	Inspected overall trends in credit quality by comparing the Company’s year-over-year changes in adjustments to historical loss rates for current conditions at the core bank segment

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

Louisville, Kentucky

March 6, 2025

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, (in thousands, except share data)

	2024	2023

ASSETS

Cash and cash equivalents	$432,151	$316,567
Available-for-sale debt securities, at fair value (amortized cost of $602,493 in 2024 and $618,525 in 2023, allowance for credit losses of $0 in 2024 and 2023)	584,155	591,313
Held-to-maturity debt securities (fair value of $10,735 in 2024 and $76,167 in 2023, allowance for credit losses of $0 in 2024 and $10 in 2023)	10,778	76,387
Equity securities with readily determinable fair value	693	174
Mortgage loans held for sale, at fair value	8,312	3,227
Consumer loans held for sale, at fair value	5,443	7,914
Consumer loans held for sale, at the lower of cost or fair value	18,632	16,094
Loans (loans carried at fair value of $0 in 2024 and $0 in 2023)	5,439,466	5,239,861
Allowance for credit losses	(91,978)	(82,130)
Loans, net	5,347,488	5,157,731
Federal Home Loan Bank stock, at cost	24,478	23,770
Premises and equipment, net	32,309	33,411
Right-of-use assets	36,182	34,691
Goodwill	40,516	40,516
Other real estate owned	1,160	1,370
Bank owned life insurance	107,125	103,916
Other assets and accrued interest receivable	197,245	187,810

TOTAL ASSETS	$6,846,667	$6,594,891

LIABILITIES

Deposits:
Noninterest-bearing	$1,207,764	$1,676,998
Interest-bearing	4,002,782	3,376,165
Total deposits	5,210,546	5,053,163

Securities sold under agreements to repurchase and other short-term borrowings	103,318	97,618
Operating lease liabilities	37,121	35,539
Federal Home Loan Bank advances	395,000	380,000
Other liabilities and accrued interest payable	108,653	115,815

Total liabilities	5,854,638	5,682,135

Commitments and contingent liabilities (Footnote 12)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,297,878 shares (2024) and 17,203,355 shares (2023) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,150,090 shares (2024) and 2,154,562 shares (2023) issued and outstanding	4,587	4,553
Additional paid in capital	148,053	142,124
Retained earnings	853,627	786,487
Accumulated other comprehensive (loss) income	(14,238)	(20,408)

Total stockholders’ equity	992,029	912,756

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,846,667	$6,594,891

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2024	2023	2022

INTEREST INCOME:

Loans, including fees	$388,064	$325,148	$221,075
Taxable investment securities	17,370	19,260	11,384
Federal Home Loan Bank stock and other	27,552	11,655	11,725
Total interest income	432,986	356,063	244,184

INTEREST EXPENSE:

Deposits	102,096	51,481	6,757
Securities sold under agreements to repurchase and other short-term borrowings	546	574	397
Federal Home Loan Bank advances	18,190	15,230	339
Total interest expense	120,832	67,285	7,493

NET INTEREST INCOME	312,154	288,778	236,691

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	54,376	47,624	22,348

NET INTEREST INCOME AFTER PROVISION	257,778	241,154	214,343

NONINTEREST INCOME:

Service charges on deposit accounts	14,186	13,855	13,426
Net refund transfer fees	15,356	15,748	17,080
Mortgage banking income	5,438	3,542	6,196
Interchange fee income	12,967	13,057	13,125
Program fees	17,818	15,582	16,172
Increase in cash surrender value of bank owned life insurance	3,208	2,719	2,526
Net losses on other real estate owned	(206)	(211)	(211)
Death benefits in excess of cash surrender value of life insurance	—	1,728	—
Contract termination fee		—	5,000
Legal settlement	—	—	13,000
Other	3,883	5,437	3,496
Total noninterest income	72,650	71,457	89,810

NONINTEREST EXPENSE:

Salaries and employee benefits	118,650	115,869	111,240
Technology, equipment, and communication	30,690	29,107	28,954
Occupancy	13,856	13,967	13,014
Marketing and development	9,439	8,446	6,875
FDIC insurance expense	3,012	2,728	1,668
Interchange related expense	5,845	5,965	4,773
Legal and professional fees	3,489	3,204	4,024
Merger expense	41	2,160	—
Other	17,703	17,952	16,760
Total noninterest expense	202,725	199,398	187,308

INCOME BEFORE INCOME TAX EXPENSE	127,703	113,213	116,845
INCOME TAX EXPENSE	26,332	22,839	25,739
NET INCOME	$101,371	$90,374	$91,106

BASIC EARNINGS PER SHARE:
Class A Common Stock	$5.24	$4.64	$4.60
Class B Common Stock	4.76	4.21	4.19

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$5.21	$4.62	$4.59
Class B Common Stock	4.74	4.20	4.17

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2024	2023	2022

Net income	$101,371	$90,374	$91,106

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives	(133)	—	—
Reclassification amount for net derivative losses realized in income	(514)	—	—
Unrealized gain (loss) on AFS debt securities	8,874	15,426	(45,138)
Total other comprehensive income (loss) before income tax	8,227	15,426	(45,138)
Income tax benefit (expense) related to items of other comprehensive income	(2,057)	(3,855)	11,285
Total other comprehensive income (loss), net of tax	6,170	11,571	(33,853)

COMPREHENSIVE INCOME	$107,541	$101,945	$57,253

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2024, 2023, and 2022

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2022	17,816	2,165	$4,702	$139,956	$688,522	$1,874	$835,054

Net income	—	—	—	—	91,106	—	91,106
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	(33,853)	(33,853)
Dividends declared on Common Stock:
Class A Shares ($1.364 per share)	—	—	—	—	(24,122)	—	(24,122)
Class B Shares ($1.240 per share)	—	—	—	—	(2,679)	—	(2,679)
Stock options exercised, net of shares withheld	3	—	2	50	—	—	52
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(273)	—	(60)	(1,940)	(10,577)	—	(12,577)
Net change in notes receivable on Class A Common Stock	—	—	—	61	—	—	61
Deferred compensation - Class A Common Stock:
Directors	6	—	—	503	—	—	503
Designated key employees	—	—	—	725	—	—	725
Employee stock purchase plan - Class A Common Stock	16	—	4	690	—	—	694
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	152	—	—	152
Restricted stock, net of shares tendered back	12	—	—	937	—	—	937
Stock options	—	—	—	560	—	—	560

Balance, December 31, 2022	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	90,374	—	90,374
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	11,571	11,571
Dividends declared on Common Stock:
Class A Shares ($1.496 per share)	—	—	—	—	(26,002)	—	(26,002)
Class B Shares ($1.360 per share)	—	—	—	—	(2,933)	—	(2,933)
Stock options exercised, net of shares withheld	1	—	1	340	(343)	—	(2)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(456)	—	(100)	(3,319)	(16,860)	—	(20,279)
Net change in notes receivable on Class A Common Stock	—	—	—	49	—	—	49
Deferred compensation - Class A Common Stock:
Directors	—	—	2	767	—	—	769
Designated key employees	7	—	—	671	—	—	671
Employee stock purchase plan - Class A Common Stock	16	—	3	735	—	—	738
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(281)	—	—	(281)
Restricted stock, net of shares tendered back	45	—	(1)	694	1	—	694
Stock options	—	—	—	774	—	—	774

Balance, December 31, 2023	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	101,371	—	101,371
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	6,170	6,170
Dividends declared on Common Stock:
Class A Shares ($1.628 per share)	—	—	—	—	(27,998)	—	(27,998)
Class B Shares ($1.480 per share)	—	—	—	—	(3,182)	—	(3,182)
Stock options exercised, net of shares withheld	67	—	33	1,901	(2,572)	—	(638)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	57	—	—	57
Deferred compensation - Class A Common Stock:
Directors	6	—	1	712	1	—	714
Designated key employees	4	—	—	795	1	—	796
Employee stock purchase plan - Class A Common Stock	12	—	3	779	7	—	789
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	145	—	—	145
Restricted stock, net of shares tendered back	1	—	(3)	782	(488)	—	291
Stock options	—	—	—	758	—	—	758

Balance, December 31, 2024	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2024	2023	2022

OPERATING ACTIVITIES:
Net income	$101,371	$90,374	$91,106
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	5,717	4,947	4,798
Net accretion and amortization on loans and deposits	(2,978)	(3,576)	(3,760)
Unrealized and realized losses on equity securities with readily determinable fair value	(519)	(63)	263
Depreciation of premises and equipment	6,911	7,063	7,598
Amortization of mortgage servicing rights	1,727	1,881	2,264
Provision for on-balance sheet exposures	54,376	47,624	22,348
Provision for off-balance sheet exposures	150	90	198
Net gain on sale of mortgage loans held for sale	(3,875)	(2,053)	(4,942)
Origination of mortgage loans held for sale	(186,959)	(77,800)	(205,365)
Proceeds from sale of mortgage loans held for sale	186,174	77,928	238,398
Net gain on sale of consumer loans held for sale	(14,697)	(12,753)	(13,277)
Origination of consumer loans held for sale	(1,231,782)	(1,056,995)	(1,045,715)
Proceeds from sale of consumer loans held for sale	1,246,412	1,063,615	1,063,801
Net gain realized on sale of other real estate owned	(4)	—	—
Writedowns of other real estate owned	210	211	211
Deferred compensation expense - Class A Common Stock	1,510	1,440	1,228
Stock-based awards and ESPP expense - Class A Common Stock	1,311	1,298	1,753
Amortization of right-of-use assets	5,989	6,062	8,190
Repayment of operating lease liabilities	(5,898)	(6,023)	(8,223)
Increase in cash surrender value of bank owned life insurance	(3,208)	(2,719)	(2,526)
Gain from death benefits received in excess of cash surrender value of BOLI	—	(1,728)	—
Net change in other assets and liabilities:
Accrued interest receivable	(1,681)	(4,875)	(3,695)
Accrued interest payable	1,080	3,834	80
Other assets	(12,952)	(24,763)	(3,863)
Other liabilities	614	(4,488)	3,919
Net cash provided by operating activities	148,999	108,531	154,789

INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	—	(40,970)	—
Purchases of available-for-sale debt securities	(299,810)	(45,000)	(329,820)
Purchases of held-to-maturity debt securities	—	(25,000)	(75,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	316,120	106,123	161,561
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	65,619	35,999	31,945
Net change in outstanding warehouse lines of credit	(211,037)	64,837	446,990
Purchase of correspondent loans, including premiums paid	—	(110,620)	(30)
Net change in other loans	(97,931)	(493,163)	(478,928)
Proceeds from sale of mortgage loans transferred to held for sale	67,176	—	—
Proceeds from redemption of Federal Home Loan Bank stock	—	—	1,165
Purchases of Federal Home Loan Bank stock	(708)	(14,624)	—
Proceeds from sale of other real estate owned	173	—	—
Proceeds of principal and earnings from bank-owned life insurance	—	2,218	—
Investments in low-income housing tax partnerships	(14,819)	10,145	(8,889)
Net purchases of premises and equipment	(5,809)	(6,896)	(3,503)
Net cash used in investing activities	(181,026)	(516,951)	(254,509)

FINANCING ACTIVITIES:
Net change in deposits	157,383	293,640	(301,471)
Net change in securities sold under agreements to repurchase and other short-term borrowings	5,700	(119,338)	(74,011)
Payments of Federal Home Loan Bank advances	(815,000)	(733,000)	(25,000)
Proceeds from Federal Home Loan Bank advances	830,000	1,018,000	95,000
Repurchase of Class A Common Stock	—	(20,279)	(12,577)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	672	627	590
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(638)	(2)	52
Cash dividends paid	(30,506)	(28,350)	(26,145)
Net cash (used in) provided by financing activities	147,611	411,298	(343,562)
NET CHANGE IN CASH AND CASH EQUIVALENTS	115,584	2,878	(443,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	316,567	313,689	756,971
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$432,151	$316,567	$313,689
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$119,752	$63,451	$7,413
Income taxes	27,488	21,487	21,637
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,291	$522	$1,838
Transfers from loans to real estate acquired in settlement of loans	169	—	—
Net transfers from loans held for investment to loans held for sale	68,173	—	—
New unfunded obligations in low-income-housing investments	11,000	30,300	29,115
Operating right-of-use assets recorded	7,480	3,736	6,382
Operating Lease Liabilities Recorded	7,480	3,753	6,360

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of December 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Prior to the first quarter of 2024, Republic had reported mortgage banking as a separate reportable segment. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constituted a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. All prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment.

The Company’s Executive Chair and Chief Executive Officer serves as the Company’s CODM. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. See additional discussion regarding segment information under Footnote 24 “Segment Information” in this section of the filing.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of December 31, 2024, Republic had 47 full-service banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024, TRS originated $139 million of ERAs related to tax returns that were anticipated to be filed during the 2025 Tax Season. During December 2023, TRS originated $103 million of ERAs related to tax returns that were anticipated to be filed during the 2024 Tax Season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

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

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

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

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2023 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2023, the Company considered an RA delinquent during 2024 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent as of June 30th of that year and charged-off. In addition, as of June 30, 2024, RAs that were subject to Tax Provider loan loss guarantees were charged off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables were settled during the third quarter of 2024. RAs collected during the second half of that year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees, while the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” In addition, the Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024. The interest shared under this arrangement is reported as interest expense on deposits.

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

The Bank’s warehouse lines of credit are secured by single family, first-lien residential real estate loans originated by the Bank’s mortgage clients across the United States. As of December 31, 2024, 25% of collateral securing warehouse lines was located in California.

Earnings Concentration — For 2024, 2023 and 2022, approximately 34%, 32% and 31% of total Company net revenues (net interest income plus noninterest income) were derived from the RPG operations. Within RPG, the TRS segment accounted for 13%, 13% and 16%, the RPS segment accounted for 4%, 5% and 2%, while the RCS segment accounting for 17%, 14% and 13% of total Company net revenues.

For 2024, 2023, and 2022, approximately 3%, 3% and 4% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Accrued interest on AFS debt securities totaled $3 million and $2 million as of December 31, 2024 and 2023 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $60,000 and $384,000 as of December 31, 2024 and 2023 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

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

Loan servicing income is reported on the income statement as a component of Mortgage Banking income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $3.3 million, $3.4 million and $3.5 million for the years ended December 31, 2024, 2023, and 2022. Late fees and ancillary fees related to loan servicing are considered nominal.

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

Loans — The Bank’s financing receivables consist primarily of loans and lease financing receivables (together referred to as “loans”). Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $17 million and $16 million as of December 31, 2024 and 2023 and was reported as a component of other assets on the Company’s balance sheet.

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

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of Footnote 4 illustrates the Company’s loan portfolio by ACLL risk pool. This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. For the Core Bank, adjustments to the historical loss rate for current conditions include changes in borrowers financial condition, prepayment and maturities, nature, volume and seasoning of the portfolio, concentrations of credit, past-due, nonperforming and classified loans and leases, collateral values, lending policies, credit review system, experience of lending management and staff, and other environmental factors, such as international, national, regional, and local economic and business conditions. For its CRE loan pool, the Company uses a one-year forecast of general CRE values. Subsequent to one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages. For RPG, adjustments to the historical loss rate for current conditions include changes in nature, volume, and seasoning of the portfolio.

Loans that do not share risk characteristics, including loans with a risk rating of Special Mention or worse, are evaluated on an individual basis, with the Company choosing to individually evaluate all loan modifications. Loans evaluated individually are not included in the pooled evaluation but are instead evaluated under a discounted cash flow or collateral-dependent method. A collateral dependent method is used when foreclosure is probable, with expected credit losses based on the fair value of the collateral at the reporting date, adjusted for selling costs if appropriate.

Determining Expected Loan Lives: Expected credit losses are estimated over the contractual loan term, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, or modifications.

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

Right of Use Assets and Operating Lease Liabilities — Leases are classified as operating or finance leases at the least commencement date. The Company has no finance leases. For its long-term operating leases, the Company records on its balance sheet operating lease liabilities equal to the present value of the required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property. Operating lease expense consists of a single lease cost allocated over the remaining least term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. The Company’s variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $41 million as of December 31, 2024 and 2023 was not impaired and is properly recorded in the consolidated financial statements.

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

Restrictions on Cash and Cash Equivalents — Republic has historically been required by the FRB to maintain average reserve balances. Effective March 15, 2020, the FRB reduced the Bank’s reserve requirement ratio to zero percent, therefore, cash and due from banks on the consolidated balance sheet included no required reserve balances as of December 31, 2024 and 2023. For the Bank’s Non-hedge Interest Rate Swaps, the Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party.

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

Segment Information — Reportable segments represent parts of the Company evaluated by management with separate financial information. Republic’s internal information is primarily reported and evaluated in five reportable segments – Traditional Banking, Warehouse, TRS, RPS, and RCS.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the year ended December 31, 2024:

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

			January 1, 2024	Prospectively	Immaterial

2023-07	Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses.	October 1, 2024	Retrospectively	The Company updated its segment related disclosures upon adoption.

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

Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and income tax paid information and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income [or loss] by the applicable statutory income tax rate).

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

			January 1, 2025	Prospectively	Immaterial

2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.	October 1, 2026	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-01	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

			October 1, 2026	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2.	INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$395,609	$4	$(6,527)	$—	$389,086
Private label mortgage-backed security	121	1,429	—	—	1,550
Mortgage-backed securities - residential	180,765	193	(12,725)	—	168,233
Collateralized mortgage obligations	20,127	27	(911)	—	19,243
Corporate bonds	2,008	1	—	—	2,009
Trust preferred security	3,863	171	—	—	4,034
Total available-for-sale debt securities	$602,493	$1,825	$(20,163)	$—	$584,155

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$421,576	$—	$(14,543)	$—	$407,033
Private label mortgage-backed security	443	1,330	—	—	1,773
Mortgage-backed securities - residential	167,996	176	(13,462)	—	154,710
Collateralized mortgage obligations	22,698	36	(1,075)	—	21,659
Corporate bonds	2,012	8	—	—	2,020
Trust preferred security	3,800	318	—	—	4,118
Total available-for-sale debt securities	$618,525	$1,868	$(29,080)	$—	$591,313

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	23	1	—	24	—
Collateralized mortgage obligations	5,756	36	(86)	5,706	—
Corporate bonds	4,999	6	—	5,005	—
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$10,778	$43	$(86)	$10,735	$—

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$65,000	$—	$(163)	$64,837	$—
Mortgage-backed securities - residential	25	—	—	25	—
Collateralized mortgage obligations	6,386	48	(121)	6,313	—
Corporate bonds	4,986	6	—	4,992	(10)
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$76,397	$54	$(284)	$76,167	$(10)

Sales and Calls of Available-for-Sale Debt Securities

During 2024, 2023, and 2022 there were no material sales of AFS debt securities. The Company had AFS debt securities called during 2024, with an amortized cost of $281 million. The Company had AFS debt securities called during 2023, with an amortized cost of $65 million. The Company had no AFS debt securities called during 2022.

Debt Securities by Contractual Maturity

The following table presents the amortized cost and fair value of debt securities by contractual maturity as of December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or early termination penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
December 31, 2024 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$155,668	$153,900	$—	$—
Due from one year to five years	241,949	237,195	4,999	5,005
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,863	4,034	—	—
Private label mortgage-backed security	121	1,550	—	—
Mortgage-backed securities - residential	180,765	168,233	23	24
Collateralized mortgage obligations	20,127	19,243	5,756	5,706
Total debt securities	$602,493	$584,155	$10,778	$10,735

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of December 31, 2024 and 2023, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$145,048	$(212)	$209,033	$(6,315)	$354,081	$(6,527)
Mortgage-backed securities - residential	52,347	(874)	104,453	(11,851)	156,800	(12,725)
Collateralized mortgage obligations	700	(8)	15,951	(903)	16,651	(911)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$198,095	$(1,094)	$329,437	$(19,069)	$527,532	$(20,163)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$26,707	$(84)	$380,326	$(14,459)	$407,033	$(14,543)
Mortgage-backed securities - residential	1,911	(23)	136,180	(13,439)	138,091	(13,462)
Collateralized mortgage obligations	1,668	(52)	17,239	(1,023)	18,907	(1,075)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$30,286	$(159)	$533,745	$(28,921)	$564,031	$(29,080)

As of December 31, 2024, the Bank’s portfolio consisted of 182 securities, 114 of which were in an unrealized loss position.

As of December 31, 2023, the Bank’s portfolio consisted of 191 securities, 144 of which were in an unrealized loss position.

As of December 31, 2024 and 2023, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of December 31, 2024, with the exception of the $1.6 million private label mortgage-backed security, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of December 31, 2024 and 2023, there were gross unrealized losses of $13.6 million and $14.5 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit losses.

Trust Preferred Security

The Parent Company owns a floating rate trust preferred security with a $5 million par value. The coupon on this security is based on the 3-month Term SOFR rate plus 159 basis points. The Company performs an ongoing analysis of the credit risk of the underlying borrower in relation to its TRUP.

Private Label Mortgage-Backed Security

The Bank owns one private label mortgage-backed security with a total carrying value of $1.6 million as of December 31, 2024. This security is mostly backed by “Alternative A” first-lien mortgage loans, but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label mortgage-backed security in this section of the filing under Footnote 14 “Fair Value.”

The following table presents a rollforward of the Bank’s private label mortgage-backed security credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$1,462	$1,462	$1,462
Recovery of losses previously recorded	—	—	—
Balance, end of period	$1,462	$1,462	$1,462

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses.

Rollforward of the Allowance for Credit Losses on Debt Securities

The tables below present a rollforward for 2024 and 2023 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Years Ended December 31,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	10	(10)	—	—	—	10	—	—	—	10

Total	$10	$(10)	$—	$—	$—	$10	$—	$—	$—	$10

The Company decreased the ACLS on its HTM corporate bonds during 2024 based on improved PD and LGD estimates on these bonds. PD and LGD estimates for these bonds were elevated during 2020 due to pandemic-driven economic concerns.

There were no HTM debt securities in nonaccrual status or past due 90 days or more as of December 31, 2024 and 2023. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2024 and 2023.

There were no HTM debt securities considered collateral dependent as of December 31, 2024 and 2023.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and securities held for other purposes, as required or permitted by law are as follows:

Years Ended December 31, (in thousands)	2024	2023

Amortized cost	$205,160	$106,169
Fair value	199,607	99,530
Carrying amount	199,607	99,530

Equity Securities

There were no material sales of equity securities in 2024 or 2023. During 2022, the Company sold an equity security for $2.2 million and realized a loss of $55,000. The following tables present the carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair values	$—	$693	$—	$693

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair values	$—	$174	$—	$174

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2024			Year Ended December 31, 2023
Years Ended December 31, (in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$519	$519	$—	$63	$63
Total equity securities with readily determinable fair value	$—	$519	$519	$—	$63	$63

3.	LOANS HELD FOR SALE

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

Activity for consumer loans held for sale and carried at fair value was as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$7,914	$4,706	$19,747
Origination of consumer loans held for sale	151,608	130,185	311,704
Proceeds from the sale of consumer loans held for sale	(158,280)	(130,772)	(333,438)
Net gain on sale of consumer loans held for sale	4,201	3,795	6,693
Balance, end of period	$5,443	$7,914	$4,706

Consumer Loans Held for Sale, at Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$16,094	$13,169	$2,937
Origination of consumer loans held for sale	1,080,174	926,810	734,011
Proceeds from the sale of consumer loans held for sale	(1,088,132)	(932,843)	(730,363)
Net gain on sale of consumer loans held for sale	10,496	8,958	6,584
Balance, end of period	$18,632	$16,094	$13,169

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	$1,032,459	$1,144,684
Nonowner-occupied	318,096	345,965
Commercial real estate (1)	1,813,177	1,785,289
Construction & land development	244,121	217,338
Commercial & industrial	460,245	464,078
Lease financing receivables	93,304	88,591
Aircraft	226,179	250,051
Home equity	353,441	295,133
Consumer:
Credit cards	16,464	16,654
Overdrafts	982	694
Automobile loans	1,156	2,664
Other consumer	9,555	7,428
Total Traditional Banking	4,569,179	4,618,569
Warehouse lines of credit*	550,760	339,723
Total Core Banking	5,119,939	4,958,292

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	138,614	103,115
Other TRS commercial & industrial loans	52,180	46,092
Republic Credit Solutions	128,733	132,362
Total Republic Processing Group	319,527	281,569

Total loans**	5,439,466	5,239,861
Allowance for credit losses	(91,978)	(82,130)

Total loans, net	$5,347,488	$5,157,731

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

(1)	The approximate percentage of Nonowner-occupied CRE loans to total CRE loans was 64%, 63,%, and 61% for 2024, 2023, and 2022. The approximate percentage of Owner-occupied CRE loans to total CRE loans was 36%, 37%, and 39% for 2024, 2023, and 2022.

The following table reconciles the contractually receivable and carrying amounts of loans as of December 31, 2024 and 2023:

December 31, (in thousands)	2024	2023

Contractually receivable	$5,445,531	$5,246,621
Unearned income	(2,932)	(2,556)
Unamortized premiums	184	1,060
Unaccreted discounts	(1,619)	(2,533)
Other net unamortized deferred origination (fees) and costs	(1,698)	(2,731)
Carrying value of loans	$5,439,466	$5,239,861

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings are the same whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, which triggers a review in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE, and C&D loans, the Bank’s CCAD scores and assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD or Special Asset division (under certain deteriorating circumstances).

●	The Special Asset area of the Bank monitors throughout each month the status of all past due loans and classified loans with the respective commercial officers. These meetings are designed to give loan officers an opportunity to identify other existing loans that should be downgraded as well.

●	Monthly, members of Executive Management along with managers of Commercial Lending, CCAD, Accounting, Special Assets, and Retail Collections attend a Special Asset Committee meeting. The SAC reviews all loans for the Bank graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified residential real estate and home equity loans. SAC also reviews the actions taken by management regarding credit-quality grades, foreclosure mitigation, loan extensions, deferrals, or forbearance, loan modifications, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	All new and renewed warehouse lines of credit are approved by the Executive Loan Committee. The credit area of the Warehouse Lending division initially recommends the credit quality grade for warehouse facilities to ELC, of which ELC may approve or amend. The Bank’s internal loan review department is the final authority on a loan’s grade and reviews all approved loan grades, which they may approve or amend based on their independent review. Monthly, the CLO reviews warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

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

Purchased with Credit Deterioration Loans — Group 1: To the extent that a PCD loan’s performance does not reflect an increased risk of loss of contractual principal beyond the ACLL established as part of its initial day-one evaluation, such loan would be classified in the PCD-1 category, whose credit risk is considered by management equivalent to a non-PCD “Special Mention” loan within the Bank’s credit rating matrix.

Purchased with Credit Deterioration Loans — Substandard: If during the Bank’s periodic evaluations of its PCD loan portfolio, management deems a PCD-1 loan to have an increased risk of loss of contractual principal beyond the ACLL established as part of its initial day-one evaluation, such loan would be classified PCD-Sub within the Bank’s credit risk matrix. Management deems the risk of default and overall credit risk of a PCD-Sub loan to be greater than a PCD-1 loan and more analogous to a non-PCD “Substandard” loan within the Bank’s credit rating matrix.

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

Management separately monitors PCD loans and no less than quarterly reviews them against the factors and assumptions used in determining day-one fair values. In addition to its quarterly evaluation, a PCD loan is typically reviewed when it is modified or extended, or when information becomes available to the Bank that provides additional insight regarding the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral.

If a loan modification is performed on a PCD loan, the loan is transferred out of the PCD population. The loan may require an additional Provision if its restructured cash flows are less than management’s initial day-one expectations. PCD loans for which the Bank simply chooses to extend the maturity date are generally not considered loan modifications and remain in the PCD population.

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of December 31, 2024 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$79,874	$236,681	$181,703	$157,834	$150,449	$191,013	$—	$8,840	$1,006,394
Special Mention	—	—	—	—	83	4,343	—	—	4,426
Substandard	875	1,052	2,566	2,806	4,099	10,241	—	—	21,639
Doubtful	—	—	—	—	—	—	—	—	—
Total	$80,749	$237,733	$184,269	$160,640	$154,631	$205,597	$—	$8,840	$1,032,459
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$15,147	$53,718	$58,776	$69,355	$57,310	$59,130	$—	$2,431	$315,867
Special Mention	—	—	1,795	—	—	20	—	—	1,815
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,147	$53,718	$60,571	$69,355	$57,310	$59,564	$—	$2,431	$318,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$108,927	$216,397	$331,544	$270,291	$297,479	$310,482	$37,894	$199,101	$1,772,115
Special Mention	1,177	—	5,324	4,832	4,716	23,489	317	—	39,855
Substandard	—	—	—	—	785	422	—	—	1,207
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,104	$216,397	$336,868	$275,123	$302,980	$334,393	$38,211	$199,101	$1,813,177
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$52,732	$105,616	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$243,796
Special Mention	—	325	—	—	—	—	—	—	325
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,732	$105,941	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$244,121
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$82,096	$77,333	$63,187	$48,621	$25,608	$25,286	$125,002	$4,722	$451,855
Special Mention	1,225	34	359	2,126	922	2,022	843	—	7,531
Substandard	—	81	73	2	—	333	26	344	859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,321	$77,448	$63,619	$50,749	$26,530	$27,641	$125,871	$5,066	$460,245
YTD Gross Charge-offs	$—	$—	$27	$—	$—	$—	$—	$—	$27

Lease financing receivables:
Risk Rating
Pass or not rated	$34,335	$34,370	$15,427	$5,759	$2,226	$451	$—	$—	$92,568
Special Mention	—	23	46	41	73	48	—	—	231
Substandard	—	115	360	30	—	—	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,335	$34,508	$15,833	$5,830	$2,299	$499	$—	$—	$93,304
YTD Gross Charge-offs	$—	$45	$124	$—	$4	$32	$—	$—	$205

Aircraft:
Risk Rating
Pass or not rated	$36,972	$71,706	$40,778	$35,652	$23,933	$16,380	$—	$—	$225,421
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	312	—	446	—	—	758
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,972	$71,706	$40,778	$35,964	$23,933	$16,826	$—	$—	$226,179
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$350,828	$—	$350,828
Special Mention	—	—	—	—	—	—	100	—	100
Substandard	—	—	—	—	—	—	2,513	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$353,441	$—	$353,441
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$64	$—	$64

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Consumer:
Risk Rating
Pass or not rated	$5,156	$2,403	$240	$94	$19	$1,256	$18,426	$—	$27,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	556	—	—	—	—	7	—	—	563
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,712	$2,403	$240	$94	$19	$1,263	$18,426	$—	$28,157
YTD Gross Charge-offs	$828	$1,170	$2	$1	$—	$1	$1,103	$—	$3,105

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
YTD Gross Charge-offs	$23,534	$9,158	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$8,625	$9,954	$3,000	$295	$247	$47,383	$58,959	$—	$128,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	270	—	270
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,625	$9,954	$3,000	$295	$247	$47,383	$59,229	$—	$128,733
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,239	$—	$19,239

Grand Total:
Risk Rating
Pass or not rated	$614,658	$808,178	$757,772	$603,642	$558,960	$655,121	$1,143,030	$215,094	$5,356,455
Special Mention	2,402	382	7,524	6,999	5,794	29,922	1,260	—	54,283
Substandard	1,431	1,248	2,999	3,150	4,884	11,863	2,809	344	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$618,491	$809,808	$768,295	$613,791	$569,638	$696,906	$1,147,099	$215,438	$5,439,466
YTD Gross Charge-offs	$24,362	$10,383	$192	$14	$4	$33	$20,406	$—	$55,394

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$346,195	$200,715	$175,030	$167,493	$59,982	$170,402	$—	$2,474	$1,122,291
Special Mention	41	—	—	—	—	6,309	—	—	6,350
Substandard	—	2,526	1,885	1,226	1,040	9,366	—	—	16,043
Doubtful	—	—	—	—	—	—	—	—	—
Total	$346,236	$203,241	$176,915	$168,719	$61,022	$186,077	$—	$2,474	$1,144,684
YTD Gross Charge-offs	$—	$10	$16	$—	$—	$—	$—	$—	$26

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$63,405	$69,827	$82,814	$47,395	$28,416	$44,280	$—	$7,597	$343,734
Special Mention	170	1,971	—	—	—	26	—	—	2,167
Substandard	—	—	16	—	—	48	—	—	64
Doubtful	—	—	—	—	—	—	—	—	—
Total	$63,575	$71,798	$82,830	$47,395	$28,416	$44,354	$—	$7,597	$345,965
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate:
Risk Rating
Pass or not rated	$342,658	$439,643	$351,600	$174,093	$84,457	$179,849	$32,491	$143,670	$1,748,461
Special Mention	23,852	1,020	374	—	3,668	5,330	1,716	—	35,960
Substandard	—	—	—	—	—	868	—	—	868
Doubtful	—	—	—	—	—	—	—	—	—
Total	$366,510	$440,663	$351,974	$174,093	$88,125	$186,047	$34,207	$143,670	$1,785,289
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$107,827	$89,106	$16,936	$297	$125	$125	$225	$2,697	$217,338
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Cost Basis	to Term	Total

Commercial and industrial:
Risk Rating
Pass or not rated	$140,753	$87,497	$70,149	$13,150	$10,175	$10,782	$120,069	$3,968	$456,543
Special Mention	349	423	3,473	—	—	1,476	542	—	6,263
Substandard	49	36	3	—	339	—	25	820	1,272
Doubtful	—	—	—	—	—	—	—	—	—
Total	$141,151	$87,956	$73,625	$13,150	$10,514	$12,258	$120,636	$4,788	$464,078
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$45,824	$23,956	$10,265	$4,571	$2,344	$545	$—	$—	$87,505
Special Mention	429	30	162	183	27	88	—	—	919
Substandard	—	102	—	—	—	65	—	—	167
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,253	$24,088	$10,427	$4,754	$2,371	$698	$—	$—	$88,591
YTD Gross Charge-offs	$20	$113	$—	$—	$—	$8	$—	$—	$141

Aircraft:
Risk Rating
Pass or not rated	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,761	$55,896	$44,721	$30,628	$14,195	$6,850	$—	$—	$250,051
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$292,890	$—	$292,890
Special Mention	—	—	—	—	—	—	235	—	235
Substandard	—	—	—	—	—	—	2,008	—	2,008
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$295,133	$—	$295,133
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$2	$—	$2

Consumer:
Risk Rating
Pass or not rated	$3,947	$1,194	$181	$74	$1,186	$2,234	$18,611	$—	$27,427
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1	12	—	—	13
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,947	$1,194	$181	$74	$1,187	$2,246	$18,611	$—	$27,440
YTD Gross Charge-offs	$9	$11	$8	$—	$—	$7	$1,147	$—	$1,182

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$339,723	$—	$339,723
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total (1)	$149,207	$—	$—	$—	$—	$—	$—	$—	$149,207
YTD Gross Charge-offs (1)	$20,418	$5,533	$—	$—	$—	$—	$—	$—	$25,951

RCS:
Risk Rating
Pass or not rated	$30,607	$7,203	$579	$454	$996	$36,372	$54,634	$—	$130,845
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,517	—	1,517
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,607	$7,203	$579	$454	$996	$36,372	$56,151	$—	$132,362
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,912	$—	$13,912

Grand Total:
Risk Rating
Pass or not rated	$1,328,184	$975,037	$752,275	$438,155	$201,876	$451,439	$858,643	$160,406	$5,166,015
Special Mention	24,841	3,444	4,009	183	3,695	13,229	2,493	—	51,894
Substandard	49	2,664	1,904	1,226	1,380	10,359	3,550	820	21,952
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$1,353,074	$981,145	$758,188	$439,564	$206,951	$475,027	$864,686	$161,226	$5,239,861
YTD Gross Charge-offs	$20,447	$5,667	$24	$—	$—	$15	$15,061	$—	$41,214

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

Traditional Bank loans considered subprime totaled approximately $51 million and $58 million as of December 31, 2024 and 2023. Approximately $34 million and $37 million of the outstanding Traditional Bank subprime loan portfolio as of December 31, 2024 and 2023 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates two short-term line-of-credit products, with the second product introduced in January 2021. The Bank sells 90% or 95% of the balances maintained through these products within three business days of loan origination and retains a 5% or 10% interest. These products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held-for-investment for these products totaled $41 million and $36 million as of December 31, 2024 and 2023.

Allowance for Credit Losses

The following tables present the activity in the ACLL by portfolio class for the years ended December 31, 2024, 2023, and 2022:

	ACLL Roll-forward
	Years Ended December 31,
	2024						2023
	Beginning		Charge-		Ending	Beginning	CBank		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Adjustment*	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,337	$450	$(62)	$124	$10,849	$8,909	$—	$1,303	$(26)	$151	$10,337
Nonowner-occupied	3,047	1,089	—	4	4,140	2,831	—	213	—	3	3,047
Commercial real estate	25,830	(3,611)	—	337	22,556	23,739	—	1,997	—	94	25,830
Construction & land development	6,060	2,167	—	—	8,227	4,123	—	1,937	—	—	6,060
Commercial & industrial	4,236	(1,686)	(27)	4	2,527	3,976	—	137	—	123	4,236
Lease financing receivables	1,061	179	(205)	82	1,117	110	216	866	(141)	10	1,061
Aircraft	625	(60)	—	—	565	449	—	176	—	—	625
Home equity	5,501	1,901	(64)	40	7,378	4,628	—	872	(2)	3	5,501
Consumer:
Credit cards	1,074	489	(256)	72	1,379	996	—	176	(162)	64	1,074
Overdrafts	694	647	(847)	230	724	726	—	667	(896)	197	694
Automobile loans	32	(46)	—	25	11	87	—	(32)	(37)	14	32
Other consumer	501	1,732	(2,002)	52	283	135	—	386	(87)	67	501
Total Traditional Banking	58,998	3,251	(3,463)	970	59,756	50,709	216	8,698	(1,351)	726	58,998
Warehouse lines of credit	847	527	—	—	1,374	1,009	—	(162)	—	—	847
Total Core Banking	59,845	3,778	(3,463)	970	61,130	51,718	216	8,536	(1,351)	726	59,845

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,929	29,886	(32,555)	8,533	9,793	3,797	—	22,492	(25,823)	3,463	3,929
Other TRS commercial & industrial loans	61	97	(137)	47	68	91	—	67	(128)	31	61
Republic Credit Solutions	18,295	20,625	(19,239)	1,306	20,987	14,807	—	16,529	(13,912)	871	18,295
Total Republic Processing Group	22,285	50,608	(51,931)	9,886	30,848	18,695	—	39,088	(39,863)	4,365	22,285

Total	$82,130	$54,386	$(55,394)	$10,856	$91,978	$70,413	$216	$47,624	$(41,214)	$5,091	$82,130

* The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for Purchased Credit Deteriorated loans.

	ACLL Roll-forward
	Year Ended December 31, 2022
	Beginning	Provision	Charge-		Ending
(in thousands)	Balance	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$8,647	$181	$(21)	$102	$8,909
Nonowner-occupied	2,700	129	—	2	2,831
Commercial real estate	23,769	(308)	(9)	287	23,739
Construction & land development	4,128	(5)	—	—	4,123
Commercial & industrial	3,487	218	—	271	3,976
Lease financing receivables	91	19	—	—	110
Aircraft	357	92	—	—	449
Home equity	4,111	396	—	121	4,628
Consumer:
Credit cards	934	140	(155)	77	996
Overdrafts	683	866	(1,038)	215	726
Automobile loans	186	(111)	(3)	15	87
Other consumer	314	(151)	(94)	66	135
Total Traditional Banking	49,407	1,466	(1,320)	1,156	50,709
Warehouse lines of credit	2,126	(1,117)	—	—	1,009
Total Core Banking	51,533	349	(1,320)	1,156	51,718

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	10,471	(11,505)	4,831	3,797
Other TRS commercial & industrial loans	96	(516)	(154)	665	91
Republic Credit Solutions	12,948	12,081	(11,390)	1,168	14,807
Total Republic Processing Group	13,044	22,036	(23,049)	6,664	18,695

Total	$64,577	$22,385	$(24,369)	$7,820	$70,413

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of December 31, 2024 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2023, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The Company’s ACLL includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., Loan Modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans and nonperforming assets and select credit quality ratios follows:

December 31, (in thousands)	2024	2023

Loans on nonaccrual status*	$22,619	$19,150
Loans past due 90-days-or-more and still on accrual**	141	1,468
Total nonperforming loans	22,760	20,618
Other real estate owned	1,160	1,370
Total nonperforming assets	$23,920	$21,988

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.42%	0.39%
Nonperforming assets to total loans (including OREO)	0.44	0.42
Nonperforming assets to total assets	0.35	0.33

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.44%	0.39%
Nonperforming assets to total loans (including OREO)	0.46	0.41
Nonperforming assets to total assets	0.39	0.35

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents the recorded investment in nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2024	2023	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	$17,331	$15,056	$—	$—
Nonowner-occupied	81	64	—	—
Commercial real estate	1,223	850	—	—
Construction & land development	—	—	—	—
Commercial & industrial	860	1,221	—	—
Lease financing receivables	147	—	—	—
Aircraft	56	—	—
Home equity	2,359	1,948	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	5	10	—	—
Other consumer	557	1	—	—
Total Traditional Banking	22,619	19,150	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	22,619	19,150	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	141	1,468
Total Republic Processing Group	—	—	141	1,468

Total	$22,619	$19,150	$141	$1,468

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2024			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$688	$16,643	$17,331	$1,207
Nonowner-occupied	25	56	81	15
Commercial real estate	704	519	1,223	152
Construction & land development	—	—	—	—
Commercial & industrial	726	134	860	30
Lease financing receivables	—	147	147	—
Aircraft	—	56	56	—
Home equity	—	2,359	2,359	327
Consumer	562	—	562	132
Total	$2,705	$19,914	$22,619	$1,863

* Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

				Year Ended
	As of December 31, 2023			December 31, 2023
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$376	$14,680	$15,056	$954
Nonowner-occupied	20	44	64	15
Commercial real estate	850	—	850	191
Construction & land development	—	—	—	—
Commercial & industrial	1,221	—	1,221	26
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	1,948	1,948	184
Consumer	8	3	11	6
Total	$2,475	$16,675	$19,150	$1,376

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
December 31, 2024	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,320	$2,292	$2,403	$7,015	$1,025,444	$1,032,459
Nonowner-occupied	—	—	21	21	318,075	318,096
Commercial real estate	—	275	244	519	1,812,658	1,813,177
Construction & land development	—	—	—	—	244,121	244,121
Commercial & industrial	104	15	785	904	459,341	460,245
Lease financing receivables	8	14	53	75	93,229	93,304
Aircraft	—	—	—	—	226,179	226,179
Home equity	714	204	478	1,396	352,045	353,441
Consumer:
Credit cards	25	3	—	28	16,436	16,464
Overdrafts	163	10	—	173	809	982
Automobile loans	11	—	—	11	1,145	1,156
Other consumer	41	1	1	43	9,512	9,555
Total Traditional Banking	3,386	2,814	3,985	10,185	4,558,994	4,569,179
Warehouse lines of credit	—	—	—	—	550,760	550,760
Total Core Banking	3,386	2,814	3,985	10,185	5,109,754	5,119,939

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	138,614	138,614
Other TRS commercial & industrial loans	—	—	—	—	52,180	52,180
Republic Credit Solutions	7,915	2,248	141	10,304	118,429	128,733
Total Republic Processing Group	7,915	2,248	141	10,304	309,223	319,527

Total	$11,301	$5,062	$4,126	$20,489	$5,418,977	$5,439,466
Delinquency ratio***	0.21%	0.09%	0.08%	0.38%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
December 31, 2023	Days	Days	Days	Total	Total
(dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,396	$769	$1,638	$5,803	$1,138,881	$1,144,684
Nonowner-occupied	—	—	—	—	345,965	345,965
Commercial real estate	—	—	—	—	1,785,289	1,785,289
Construction & land development	—	—	—	—	217,338	217,338
Commercial & industrial	140	36	1,184	1,360	462,718	464,078
Lease financing receivables	18	—	—	18	88,573	88,591
Aircraft	—	—	—	—	250,051	250,051
Home equity	417	96	254	767	294,366	295,133
Consumer:
Credit cards	31	4	—	35	16,619	16,654
Overdrafts	129	1	1	131	563	694
Automobile loans	—	—	2	2	2,662	2,664
Other consumer	53	7	—	60	7,368	7,428
Total Traditional Banking	4,184	913	3,079	8,176	4,610,393	4,618,569
Warehouse lines of credit	—	—	—	—	339,723	339,723
Total Core Banking	4,184	913	3,079	8,176	4,950,116	4,958,292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	103,115	103,115
Other TRS commercial & industrial loans	—	—	—	—	46,092	46,092
Republic Credit Solutions	9,387	3,061	1,468	13,916	118,446	132,362
Total Republic Processing Group	9,387	3,061	1,468	13,916	267,653	281,569

Total	$13,571	$3,974	$4,547	$22,092	$5,217,769	$5,239,861
Delinquency ratio***	0.25%	0.08%	0.09%	0.42%

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024, 2023, and 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
	Secured	Secured	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$23,116	$—	$18,602	$—	$18,057	$—
Nonowner-occupied	414	—	64	—	150	—
Commercial real estate	1,210	—	870	—	1,041	—
Construction & land development	—	—	—	—	—	—
Commercial & industrial	859	—	1,273	—	—	—
Lease financing receivables	—	504	—	108	—	—
Aircraft	—	758	—	—	—	210
Home equity	2,513	—	2,008	—	967	—
Consumer	—	563	—	13	—	26
Total Traditional Banking	$28,112	$1,825	$22,817	$121	$20,215	$236

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following table shows the amortized cost of loans and leases as of December 31, 2024 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024, segregated by portfolio segment and type of modification. The following tables shows the amortized cost of loans and leases modified by type. The following tables show the amortized cost of loans and leases modified by type. The average deferral period was three months, the average extension was eight months, the rate reduction and extension combination were an one percent rate reduction with a twelve year extension, as of December 31 , 2024.

	Amortized Cost Basis of Modified Financing Receivables
	Years Ended December 31, 2024
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	—	$—	1	$10	1	$150
Nonowner-occupied	—	—	1	263	—	—	—	—
Commercial & industrial	—	—	1	48	2	24	—	—
Aircraft	—	—	—	—	1	390	—	—
Republic Processing Group	—	—	—	—	487	129	—	—
Total Loan Modifications	—	$—	2	$311	491	$553	1	$150

	Amortized Cost Basis of Modified Financing Receivables
	Years Ended December 31, 2023
								Combination-Term
								Extension and
(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)	Loans	Rate Reduction

Residential real estate:
Owner-occupied	—	$—	1	$158	14	$975	—	$—
Home equity	—	—	—	—	9	709	—	—
Republic Processing Group	—	—	—	—	199	48	—	—
Total Loan Modifications	—	$—	1	$158	222	$1,732	—	$—

The following tables show the amortized cost of loans and leases as of December 31, 2024 and December 31, 2023 that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and December 31, 2023, segregated by type of modification. The following tables shows the amortized cost of loans and leases modified by type.

	Total Loan Modification by Type
	Years Ended December 31, 2024
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	1	$48	1	$263
Principal deferral	491	$553	—	$—
Combination- term extension and rate reduction	—	$—	1	$150
Total Loan Modifications	492	$601	2	$413

	Total Loan Modification by Type
	Years Ended December 31, 2023
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Term extension	—	$—	1	$158
Principal deferral	199	$48	23	$1,684
Total Loan Modifications	199	$48	24	$1,842

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Years Ended December 31, 2024
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	1	$10	0.00%
Nonowner occupied	—	—	—
Commercial & industrial	3	72	0.02
Aircraft	1	390	—
Republic Processing Group	487	129	0.04
Total Accruing Loan Modifications	492	$601	NM %

	Nonaccruing Loan Modifications
	Years Ended December 31, 2024
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	1	$150	0.01%
Nonowner occupied	1	263	0.08
Commercial & industrial	—	—	—
Aircraft	—	—	—
Home equity	—	—	—
Republic Processing Group	—	—	—
Total Nonaccruing Loan Modifications	2	$413	0.01%

Years Ended December 31, 2023
% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner occupied	—	$—	—%
Nonowner occupied	—	—	—
Commercial & industrial	—	—	—
Aircraft	—	—	—
Republic Processing Group	199	$48	0.02
Total Accruing Loan Modifications	199	$48	NM %

	Years Ended December 31, 2023
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Residential real estate:
Owner-occupied	15	$1,133	0.10%
Nonowner occupied	—	—	—
Commercial & industrial	—	—	—
Aircraft	—	—	—
Home equity	9	709	0.24
Republic Processing Group	—	$—	—
Total Nonaccruing Loan Modifications	24	$1,842	0.04%

There were no commitments to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table shows the performance of such loans and leases that have been modified during the twelve months ended December 31, 2024.

	Accruing Loan Modifications
	At December 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$10	$—	$—
Nonowner occupied	—	—	—
Commercial & industrial	72	—	—
Aircraft	390	—	—
Republic Processing Group	129	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended December 31, 2024	$601	$—	$—

	Nonaccruing Loan Modifications
	At December 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$150	$—	$—
Nonowner occupied	—	—	263
Home equity	—	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended December 31, 2024	$150	$—	$263

Accruing Loan Modifications
At December 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$—	$—	$—
Nonowner occupied	—	—	—
Commercial & industrial	—	—	—
Aircraft	—	—	—
Republic Processing Group	48	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended December 31, 2023	$48	$—	$—

	Nonaccruing Loan Modifications
	At December 31, 2023
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$856	$—	$277
Nonowner occupied	—	—	—
Home equity	650	34	25
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended December 31, 2023	$1,506	$34	$302

There were no modified loans and leases that had a payment default during the twelve months ended December 31, 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Upon the Company’s determination that a modified loan or lease has subsequently been deemed uncollectible, the loan or lease is written off. Therefore, the amortized cost of the loan is reduced by the uncollectible amount and the allowance for loan and lease losses is adjusted by the same amount.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as of December 31, 2024 and 2023 as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2024	2023

Commercial real estate	$1,160	$1,370

Total other real estate owned	$1,160	$1,370

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction as of December 31, 2024 and 2023:

December 31, (in thousands)	2024	2023

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,562	$1,556

Refund Advances

The Company’s TRS segment offered (i) for the 2025 Tax Season, its ERA product during December 2024, (ii) for the 2024 Tax Season, its RA product during the first two months of 2024, and its ERA product during December 2023 and the first two weeks of 2024 and (iii) for the 2023 Tax Season, its RA product during the first two months of 2023, and its ERA product during December 2022 and the first two weeks of 2023. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, match the recovery of previously charged-off accounts.

Information regarding RA follows:

	Years Ended
	December 31,
(dollars in thousands)	2024	2023	2022

Refund Advances, including ERAs outstanding at December 31, originated	$909,705	$840,162	$408,712
Net charge to the Provision for RAs, including ERAs outstanding at December 31	29,886	22,492	10,471
Provision as a percentage of Ras originated , including ERAs outstanding at December 31	3.29%	2.68%	2.56%
Refund Advances net charge-offs (recoveries)	$24,022	$22,360	$6,674
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	2.64%	2.66%	1.63%

Information regarding ERAs follows:

	Years Ended
	December 31,
(dollars in thousands)	2024	2023	2022

Early Season Refund Advances outstanding	$138,614	$103,115	$97,505
Net charge to the Provision for outstanding Early Season Refund Advances	9,793	3,931	3,797
Provision to total Early Season Refund Advances outstanding	7.06%	3.81%	3.89%

5.	PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2024	2023

Land	$4,578	$4,578
Buildings and improvements	33,222	33,606
Furniture, fixtures and equipment	55,943	55,023
Leasehold improvements	25,824	24,893
Construction in progress	81	34
Total premises and equipment	119,648	118,134
Less: Accumulated depreciation and amortization	87,339	84,723
Premises and equipment, net	$32,309	$33,411

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Depreciation expense	$6,911	$7,063	$7,598

6.RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records as operating lease liabilities the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee. Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of December 31, 2024, the Company was under 51 separate and distinct operating lease contracts to lease the land and/or buildings for 37 of its offices, with 12 such operating leases contracted with a related party of the Company. As of December 31, 2024, payments on 26 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded five third-party lease renewals during 2024 with a total right-of-use asset value of $2.2 million and recorded one existing related-party lease renewals during 2024 with a total right-of-use asset value of $5.3 million.

The Company recorded three third-party lease renewals, and recorded five new third-party leases during 2023, with a related total right-of-use asset value of $3.7 million connected to this 2023 activity.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2024, 2023, and 2022:

Years Ended December 31, (in thousands)	2024	2023	2022

Operating lease expense:
Related Party:
Variable lease expense	$4,611	$4,688	$4,831
Fixed lease expense	191	233	207
Third-Party:
Variable lease expense	1,601	1,464	1,001
Fixed lease expense	1,538	1,566	1,526
Total operating lease expense	$7,941	$7,951	$7,565

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$6,943	$6,901	$6,847
Cash paid for variable rent payments not included in measurement of operating lease liabilities	603	603	603

The following table presents the weighted average remaining term and weighted average discount rate for the Company’s non-short-term operating leases as of December 31, 2024 and 2023:

December 31, (dollars in thousands)	2024	2023

Weighted average remaining term in years	7.32	7.61
Weighted average discount rate	3.08%	2.30%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2024:

Year (in thousands)	Related Party	Third-Party	Total

2025	$4,130	$2,777	$6,907
2026	4,216	2,464	6,680
2027	4,271	2,149	6,420
2028	4,149	1,447	5,596
2029	3,841	955	4,796
Thereafter	8,549	3,226	11,775
Total undiscounted cash flows	$29,156	$13,018	$42,174
Discount applied to cash flows	(3,577)	(1,476)	(5,053)
Total discounted cash flows reported as operating lease liabilities	$25,579	$11,542	$37,121

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Beginning of period	$40,516	$16,300	$16,300
Acquired goodwill	—	24,216	—
Impairment	—	—	—
End of period	$40,516	$40,516	$16,300

The goodwill balance relates entirely to the Company’s Traditional Banking segment and Core Banking operations.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2024 and 2023, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

The Company recorded a $3 million CDI asset in association with its March 15, 2023 CBank acquisition. The gross carrying amount and accumulated amortization of CDI asset follow:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2024
CDI	$2,844	$(887)	$1,957

December 31, 2023
CDI	$2,844	$(405)	$2,439

Changes in the net carrying amount of CDI asset follow:

Years Ended December 31, (in thousands)	2024	2023

Beginning of period	$2,439	$—
Added from acquisition	—	2,844
Amortized to expense	(482)	(405)
End of period	$1,957	$2,439

For the years ending December 31, 2024, 2023, and 2022, aggregate CDI amortization expense follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Core deposit amortization expense	$482	$405	$—

Future CDI amortization expense is estimated as follows:

Years (dollars in thousands)	CDI

2025	$422
2026	371
2027	320
2028	269
2029	217
2030	166
2031	115
2032	77
Total future amortization expense	$1,957

8.	INTEREST RATE SWAPS

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

The following tables reflect information about swaps designated as cash flow hedges as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
		Notional		Notional
(dollars in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(647)	$—	$—
Total		$100,000	$(647)	$—	$—

						December 31, 2024		December 31, 2023
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
December 31, (in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(647)	$—	$—
Total	$100,000					$100,000	$(647)	$—	$—

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022:

Years Ended December 31, (in thousands)	2024	2023	2022

Interest rate swaps on FHLB advances	$(514)	$—	$—
Total interest (benefit) expense on swap transactions	$(514)	$—	$—

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the years ended December 31, 2024, 2023 and 2022:

Years Ended December 31, (in thousands)	2024	2023	2022

Gains (losses) recognized in OCI on derivative (effective portion)	$(133)	$—	$—

Gains (losses) reclassified from OCI on derivative (effective portion)	(514)	—	—

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients as of December 31, 2024 and 2023 is included in the following table:

		2024		2023
		Notional		Notional
December 31, (in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$103,707	$1,070	$120,442	$4,066
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	128,621	(5,518)	95,820	(4,867)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$232,328	$(4,448)	$216,262	$(801)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	128,621	5,518	95,820	4,867
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	103,707	(1,070)	120,442	(4,066)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$232,328	$4,448	$216,262	$801

Total		$464,656	$—	$432,524	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of December 31, 2024 and 2023, the Bank’s counterparties had cash of $4.2 million and $1.9 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $0 and $1.0 million pledged to its counterparties as of December 31, 2024 and 2023, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

9.	DEPOSITS

The composition of the deposit portfolio follows:

December 31, (in thousands)	2024	2023

Core Bank:
Demand	$1,166,517	$1,158,051
Money market accounts	1,295,024	1,007,356
Savings	238,596	263,238
Reciprocal money market	212,033	188,078
Individual retirement accounts (1)	34,543	33,793
Time deposits, $250 and over (1)	129,593	101,787
Other certificates of deposit (1)	239,643	225,614
Reciprocal time deposits (1)	80,016	90,857
Wholesale brokered deposits (1)	87,285	88,767
Total Core Bank interest-bearing deposits	3,483,250	3,157,541
Total Core Bank noninterest-bearing deposits	1,123,208	1,239,466
Total Core Bank deposits	4,606,458	4,397,007

Republic Processing Group:
Wholesale brokered deposits (1)	199,964	199,960
Interest-bearing prepaid card deposits	296,921	—
Money market accounts	22,647	18,664
Total RPG interest-bearing deposits	519,532	218,624

Noninterest-bearing prepaid card deposits	2,842	318,769
Other noninterest-bearing deposits	81,714	118,763
Total RPG noninterest-bearing deposits	84,556	437,532
Total RPG deposits	604,088	656,156

Total deposits	$5,210,546	$5,053,163
(1)	Represents time deposits.

As of December 31, 2024, the scheduled maturities and weighted average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2025	$624,381	4.20%
2026	94,307	5.04
2027	11,062	2.28
2028	17,745	3.96
2029	23,549	3.87
Thereafter	—	—
Total	$771,044	4.26

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

As of December 31, 2024 and 2023, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

December 31, (dollars in thousands)	2024	2023

Outstanding balance at end of period	$103,318	$97,618
Weighted average interest rate at end of period	0.53%	0.50%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$151,972	$99,530
Total securities pledged	$151,972	$99,530

Additional information regarding securities sold under agreements to repurchase for the years ended December 31, 2024, 2023, and 2022 follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Average outstanding balance during the period	$101,680	$134,632	$265,188
Weighted average interest rate during the period	0.54%	0.43%	0.15%
Maximum outstanding at any month end during the period	$322,074	$311,035	$303,315

11.	FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2024 and 2023, FHLB advances were as follows:

December 31, (in thousands)	2024	2023

Overnight advances	$25,000	$110,000
Fixed interest rate advances	370,000	270,000
Total FHLB advances	$395,000	$380,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of December 31, 2024 and 2023, Republic had available borrowing capacity of $755 million and $730 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million, available through various other financial institutions as of December 31, 2024 and 2023.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances, are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2025	$125,000	4.55%
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$395,000	4.40%

As more fully disclosed in Footnote 8 “Interest Rate Swaps” in this section of the filing, the Bank elected to extend $100 million of FHLB borrowings during May and June of 2024 through a third-party, fixed rate swap to take advantage of the inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted average cost of all advances, including the impact of any corresponding swaps, is 4.36%.

Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2024	2023

Outstanding balance at end of period	$25,000	$110,000
Weighted average interest rate at end of period	4.45%	5.38%

Years Ended December 31, (dollars in thousands)	2024	2023	2022

Average outstanding balance during the period	$71,981	$197,185	$4,630
Weighted average interest rate during the period	5.47%	5.06%	0.53%
Maximum outstanding at any month end during the period	$760,000	$485,000	$75,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2024	2023

First-lien, single family residential real estate	$1,177,113	$1,345,752
Home equity lines of credit	312,168	266,389
Multi-family commercial real estate	94,334	133,565
Commercial real estate	330,911	—

12.	OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments for each year ended:

December 31, (in thousands)	2024	2023

Unused warehouse lines of credit	$404,240	$623,277
Unused home equity lines of credit	478,040	446,006
Unused loan commitments - other	1,093,990	1,159,284
Standby letters of credit	11,282	11,012
Total commitments	$1,987,552	$2,239,579

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

The following tables present a rollforward of the ACLC for years ended December 31, 2024 and 2023:

	ACLC Roll-forward
	Years Ended December 31,
	2024					2023
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$116	$(37)	$—	$—	$79	$190	$(74)	$—	$—	$116
Unused home equity lines of credit	55	128	—	—	183	332	(277)	—	—	55
Unused construction lines of credit	820	(143)	—	—	677	384	436	—	—	820
Unused RCS lines of credit	—	300	—	—	300	—	—	—	—	—
Unused loan commitments - other	349	(98)	—	—	251	344	5	—	—	349

Total	$1,340	$150	$—	$—	$1,490	$1,250	$90	$—	$—	$1,340

The Company increased its ACLC $150,000 during 2024 driven by an increase in provision of $300,000 for an increase in unused RCS lines of credit partially offset by the ACLC at the Core Bank decreasing $150,000 primarily due to a year over year decrease in unused commitments.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2025, the Bank could, without prior approval, declare dividends of approximately $95 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,042,149	16.98%	$490,967	8.00%	NA	NA
Republic Bank & Trust Company	989,800	16.14	490,567	8.00	$613,209	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	965,243	15.73	276,169	4.50	NA	NA
Republic Bank & Trust Company	912,968	14.89	275,944	4.50	398,586	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	965,243	15.73	368,225	6.00	NA	NA
Republic Bank & Trust Company	912,968	14.89	367,925	6.00	490,567	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	965,243	14.07	274,384	4.00	NA	NA
Republic Bank & Trust Company	912,968	13.29	274,789	4.00	343,486	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2023

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$968,844	16.10%	$481,522	8.00%	NA	NA
Republic Bank & Trust Company	931,923	15.50	481,147	8.00	$601,433	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	893,658	14.85	270,856	4.50	NA	NA
Republic Bank & Trust Company	856,744	14.25	270,645	4.50	390,932	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	893,658	14.85	361,141	6.00	NA	NA
Republic Bank & Trust Company	856,744	14.25	360,860	6.00	481,147	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	893,658	13.89	257,442	4.00	NA	NA
Republic Bank & Trust Company	856,744	13.25	258,697	4.00	323,371	5.00

14.	FAIR VALUE

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of December 31, 2024. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with readily determinable fair value: Quoted market prices in an active market are available for the Bank’s CRA mutual fund investment and fall within Level 1 of the fair value hierarchy.

The fair value of the Company’s Freddie Mac preferred stock is determined based on market prices of similar securities, as described above (Level 2 inputs).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,775	$304,311	$—	$389,086
Private label mortgage-backed security	—	—	1,550	1,550
Mortgage-backed securities - residential	—	168,233	—	168,233
Collateralized mortgage obligations	—	19,243	—	19,243
Corporate bonds	—	2,009	—	2,009
Trust preferred security	—	—	4,034	4,034
Total available-for-sale debt securities	$84,775	$493,796	$5,584	$584,155

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair value	$—	$693	$—	$693

Mortgage loans held for sale	$—	$8,312	$—	$8,312
Consumer loans held for sale	—	—	5,443	5,443
Rate lock commitments	—	223	—	223
Mandatory forward contracts	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,588	—	6,588

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$6,588	$—	$6,588
Interest rate swap agreements on FHLB advances	—	647	—	647

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$177,784	$229,249	$—	$407,033
Private label mortgage-backed security	—	—	1,773	1,773
Mortgage-backed securities - residential	—	154,710	—	154,710
Collateralized mortgage obligations	—	21,659	—	21,659
Corporate bonds	—	2,020	—	2,020
Trust preferred security	—	—	4,118	4,118
Total available-for-sale debt securities	$177,784	$407,638	$5,891	$591,313

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$174	$—	$174
Total equity securities with readily determinable fair value	$—	$174	$—	$174

Mortgage loans held for sale	$—	$3,227	$—	$3,227
Consumer loans held for sale	—	—	7,914	7,914
Rate lock commitments	—	243	—	243
Interest rate swap agreements - Bank clients and institutional swap dealer	—	8,933	—	8,933

Financial liabilities:
Mandatory forward contracts	$—	$61	$—	$61
Interest rate swap agreements - Bank clients and institutional swap dealer	—	8,933	—	8,933

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2024 and 2023.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)	2024	2023	2022

Balance, beginning of period	$1,773	$2,127	$2,731
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	99	46	(29)
Principal paydowns	(322)	(400)	(575)
Balance, end of period	$1,550	$1,773	$2,127

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

The following tables present quantitative information about recurring Level 3 fair value measurements as of December 31, 2024 and 2023:

December 31, 2024 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,550	Discounted cash flow	(1) Constant prepayment rate	1.5% - 2.6%

			(2) Probability of default	0.5% - 9.1%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,773	Discounted cash flow	(1) Constant prepayment rate	3.9% - 4.5%

			(2) Probability of default	1.8% - 9.4%

			(3) Loss severity	25% - 35%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

Trust Preferred Security

The Company invested in its TRUP in November 2015. The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ending December 31, 2024, 2023, and 2022:

Years Ended December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$4,118	$3,855	$3,847
Total gains or losses included in earnings:
Discount accretion	62	59	57
Net change in unrealized gain (loss)	(146)	204	(49)
Balance, end of period	$4,034	$4,118	$3,855

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the aggregate fair value, contractual balance (including accrued interest), and unrealized gain was as follows:

December 31, (in thousands)	2024	2023

Aggregate fair value	$8,312	$3,227
Contractual balance	8,117	3,168
Unrealized gain	195	59

The total amount of gains and losses from changes in fair value of mortgage loans held for sale included in earnings for 2024, 2023, and 2022 are presented in the following table:

Years Ended December 31, (in thousands)	2024	2023	2022

Interest income	$627	$282	$519
Change in fair value	136	22	(688)
Total included in earnings	$763	$304	$(169)

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2024 and 2023.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2023 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$7,914	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

December 31, (in thousands)	2024	2023

Aggregate fair value	$5,443	$7,914
Contractual balance	5,476	7,964
Unrealized loss	(33)	(50)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2024	2023	2022

Interest income	$5,025	$4,242	$9,970
Change in fair value	17	(22)	(142)
Total included in earnings	$5,042	$4,220	$9,828

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans*	$—	$—	$201	$201

Other real estate owned:
Commercial real estate	$—	$—	$1,160	$1,160
Total other real estate owned	$—	$—	$1,160	$1,160

	Fair Value Measurements at
	December 31, 2023 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,580	$1,580
Commercial real estate	—	—	795	795
Home equity	—	—	104	104
Total collateral-dependent loans*	$—	$—	$2,479	$2,479

Other real estate owned:
Residential real estate	$—	$—	$1,370	$1,370
Total other real estate owned	$—	$—	$1,370	$1,370

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2024 and 2023:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Appraisal	Appraisal discounts	3% (3%)

Other real estate owned - commercial real estate	$1,160	Appraisal	Appraisal discounts	57% (57%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2023 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,580	Sales comparison approach	Adjustments determined for differences between comparable sales	0% - 27% (4%)

Collateral-dependent loans - commercial real estate	$795	Sales comparison approach	Adjustments determined for differences between comparable sales	11% (11%)

Collateral-dependent loans - home equity	$104	Sales comparison approach	Adjustments determined for differences between comparable sales	5% (5%)

Other real estate owned - commercial real estate	$1,370	Sales comparison approach	Adjustments determined for differences between comparable sales	39% (39%)

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

Years Ended December 31, (in thousands)	2024	2023	2022

Provision on collateral-dependent loans	$13	$(4)	$7

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

Details of other real estate owned carrying value and write downs follow:

December 31, (in thousands)	2024	2023	2022

Other real estate owned carried at fair value	$1,160	$1,370	$1,581
Total carrying value of other real estate owned	$1,160	$1,370	$1,581
Other real estate owned write-downs during the years ended	$210	$211	$211

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments, as of December 31, 2024 and 2023 follow:

		Fair Value Measurements at
		December 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$432,151	$432,151	$—	$—	$432,151
Available-for-sale debt securities	584,155	84,775	493,796	5,584	584,155
Held-to-maturity debt securities	10,778	—	10,735	—	10,735
Equity securities with readily determinable fair values	693	—	693	—	693
Mortgage loans held for sale, at fair value	8,312	—	8,312	—	8,312
Consumer loans held for sale, at fair value	5,443	—	—	5,443	5,443
Consumer loans held for sale, at the lower of cost or fair value	18,632	—	—	18,714	18,714
Loans, net	5,347,488	—	—	5,209,571	5,209,571
Federal Home Loan Bank stock	24,478	—	—	—	NA
Accrued interest receivable	20,128	—	20,128	—	20,128
Mortgage servicing rights	6,975	—	17,159	—	17,159
Rate lock commitments	223	—	223	—	223
Mandatory forward contracts	70	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588

Liabilities:
Noninterest-bearing deposits	$1,207,764	$—	$1,207,764	$—	$1,207,764
Transaction deposits	3,231,738	—	3,231,738	—	3,231,738
Time deposits	771,044	—	773,415	—	773,415
Securities sold under agreements to repurchase and other short-term borrowings	103,318	—	103,318	—	103,318
Federal Home Loan Bank advances	395,000	—	395,814	—	395,814
Accrued interest payable	5,153	—	5,153	—	5,153
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588
Interest rate swap agreements on FHLB advances	647	—	647	—	647

NA - Not applicable

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

NA - Not applicable

15.MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale was as follows:

December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$3,227	$1,302	$29,393
Origination of mortgage loans held for sale	186,959	77,800	205,365
Transferred from held for investment to held for sale	68,173	—	—
Proceeds from the sale of mortgage loans held for sale	(253,922)	(77,928)	(238,398)
Net gain (loss) on mortgage loans held for sale	3,875	2,053	4,942
Balance, end of period	$8,312	$3,227	$1,302

Mortgage loans serviced for others are not reported as assets. The following table provides information for loans serviced by the Bank for the FHLMC, FNMA, and FHLB as of December 31, 2024 and 2023:

(in thousands)	2024	2023

FHLMC	$830,835	$899,444
FNMA	448,488	417,475
FHLB	44,299	—
Total	$1,323,622	$1,316,919

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $8 million and $8 million as of December 31, 2024 and 2023.

Mortgage loans sold to the FHLB provide for the establishment of an LRA, which represents a recourse obligation of the FHLB for absorbing potential losses on loans sold to the FHLB and an asset to the Company. The funds withheld by the FHLB to settle these recourse obligations totaled $1,336,000 and $0 as of December 31, 2024 and 2023. In the event that the estimated losses are not realized within the portfolio, the LRA agreements provide for repayment of these funds to the Company. These receivables are recorded on the Company’s balance sheet at the present value of their expected future cash flows upon the establishment of the LRA, and adjusted on a quarterly basis based on changes in interest rates and the projected future cash flows. As of the December 31, 2024 and 2023, the LRA had a carrying value on the Company’s balance sheet of $572,000 and $0.

The following table presents the components of Mortgage Banking income:

(in thousands)	2024	2023	2022

Net gain realized on sale of mortgage loans held for sale	$4,624	$1,784	$7,164
Fair value adjustment for correspondent loans reclassified to held for sale	(997)	—	—
Net change in fair value recognized on loans held for sale	136	22	(688)
Net change in fair value recognized on rate lock loan commitments	(20)	242	(1,402)
Net change in fair value recognized on forward contracts	132	5	(132)
Net gain (loss) recognized	3,875	2,053	4,942

Loan servicing income	3,290	3,370	3,518
Amortization of mortgage servicing rights	(1,727)	(1,881)	(2,264)
Change in mortgage servicing rights valuation allowance	—	—	—
Net servicing income recognized	1,563	1,489	1,254
Total mortgage banking income	$5,438	$3,542	$6,196

Activity for capitalized mortgage servicing rights was as follows:

(in thousands)	2024	2023	2022

Balance, beginning of period	$7,411	$8,770	$9,196
Additions	1,291	522	1,838
Amortized to expense	(1,727)	(1,881)	(2,264)
Change in valuation allowance	—	—	—
Balance, end of period	$6,975	$7,411	$8,770

Activity in the valuation allowance for capitalized mortgage servicing rights follows:

(in thousands)	2024	2023	2022

Beginning valuation allowance	$—	$—	$—
Charge during the period	—	—	—
Ending valuation allowance	$—	$—	$—

Other information relating to mortgage servicing rights follows:

December 31, (in thousands)	2024	2023

Fair value of mortgage servicing rights portfolio	$17,159	$16,054
Monthly weighted average prepayment rate of unpaid principal balance*	125%	128%
Discount rate	10.25%	10.26%
Weighted average foreclosure rate	0.06%	0.16%
Weighted average life in years	4.41	7.52

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

Year	(in thousands)

2025	$936
2026	932
2027	928
2028	912
2029	854
2030	717
Thereafter	1,696
Total	$6,975

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	2024		2023
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,117	$8,312	$3,168	$3,227

Included in other assets:
Rate lock loan commitments	$12,592	$223	$9,275	$243
Mandatory forward contracts	18,776	70	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$9,092	$61

16.	STOCK PLANS AND STOCK BASED COMPENSATION

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

The fair value of stock options granted was determined using the following weighted average assumptions as of grant date:

Years Ended December 31,	2024	2023	2022

Risk-free interest rate	4.02%	3.86%	1.35%
Expected dividend yield	3.04	3.19	2.50
Expected stock price volatility	27.62	33.14	32.12
Expected life of options (in years)	3.5	4	4
Estimated fair value per share	$9.64	$9.65	$10.41

The following table summarizes stock option activity from January 1, 2023 through December 31, 2024:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding, January 1, 2023	465,033	$38.81
Granted	69,617	42.74
Exercised	(10,000)	46.08
Forfeited or expired	(64,000)	45.09
Outstanding, December 31, 2023	460,650	$38.37	1.87	$7,734,879

Outstanding, January 1, 2024	460,650	$38.37
Granted	59,413	49.25
Exercised	(223,252)	36.24
Forfeited or expired	(20,930)	42.03
Outstanding, December 31, 2024	275,881	$42.15	2.21	$7,646,215

Unvested	199,670	$41.15	2.59	$5,735,017
Exercisable (vested) at December 31, 2024	76,211	$44.79	1.20	$1,911,198

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2024	2023	2022

Total intrinsic value of options exercised	$4,453	$58	$57
Total cash received from options exercised, net of shares redeemed	(638)	(2)	52
Total tax benefit of options exercised	53	1	6

Loan balances of employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2024	2023

Outstanding loans	$72	$129

Restricted Stock Awards

Restricted stock awards generally vest within three to six years after issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all restricted stock activity from January 1, 2023 through December 31, 2024:

	Restricted	Weighted-Average	Weighted-Average
	Stock Awards	Grant Date	Remaining Contractual
	Class A Shares	Fair Value	Term (years)
Outstanding, January 1, 2023	64,733	$40.49
Granted	55,157	43.60
Forfeited	(1,470)	49.08
Earned and issued	(31,354)	37.56
Outstanding, December 31, 2023	87,066	$43.37	1.98

Outstanding, January 1, 2024	87,066	$43.37
Granted	13,590	58.88
Forfeited	(3,400)	43.67
Earned and issued	(29,454)	45.25
Outstanding, December 31, 2024	67,802	$45.65	1.75

Unvested	67,802	$45.65	1.75

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally three to six years. The total fair value of restricted shares that vested during 2024, 2023, and 2022 was approximately $1.8 million, $1.5 million, and $186,000.

Performance Stock Units

Performance stock units are earned within one year of issuance and vest within three years of issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2015 Plan.

The following table summarizes all PSU activity from January 1, 2023 through December 31, 2024:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2023	—	$—
Granted	10,999	42.74
Forfeited	(10,999)	42.74
Earned and issued	—	—
Outstanding, December 31, 2023	—	$—

Outstanding, January 1, 2024	—	$—
Granted	8,854	49.25
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2024	8,854	$49.25

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans for the years ended December 31, 2024, 2023, and 2022 as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Stock option expense	$758	$774	$560
Restricted stock award expense	291	829	937
Performance stock unit expense	145	(281)	152
Total expense	$1,194	$1,322	$1,649

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2025	$423	$1,272	$1,695
2026	197	937	1,134
2027	5	77	82
2028	—	—	—
2029	—	—	—
Total	$625	$2,286	$2,911

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

The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average
	Stock	Market Price
	Units	at Date of Deferral
Outstanding, January 1, 2023	99,227	$31.43
Deferred fees and dividend equivalents converted to stock units	17,811	43.14
Stock units converted to Class A Common Shares	(3,635)	33.29
Outstanding, December 31, 2023	113,403	$35.65

Outstanding, January 1, 2024	113,403	$35.65
Deferred fees and dividend equivalents converted to stock units	12,726	55.68
Stock units converted to Class A Common Shares	(6,371)	36.77
Outstanding, December 31, 2024	119,758	$37.72

Vested	119,758	$37.72

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Director deferred compensation expense	$719	$777	$503

KEY EMPLOYEES

Designated key employees may defer a portion of their base salaries on a pre-tax basis under the Plan, with the Company matching employee deferrals up to a prescribed limit. With limited exception, the Company match amount remains unvested until December 31st of the year that is five years from the beginning of the year that the Company match is made.

The following table presents information on key-employee deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average	Weighted-Average
	Stock	Market Price	Remaining Contractual
	Units	at Date of Deferral	Term (years)
Outstanding, January 1, 2023	82,871	$41.03
Deferred base salaries and dividend equivalents converted to stock units	10,646	45.03
Matching stock units credited	10,578	44.90
Matching stock units forfeited	(2,753)	41.09
Stock units converted to Class A Common Shares	(5,084)	43.01
Outstanding, December 31, 2023	96,258	$42.17	2.84

Outstanding, January 1, 2024	96,258	$42.17
Deferred base salaries and dividend equivalents converted to stock units	8,412	56.88
Matching stock units credited	8,215	57.87
Matching stock units forfeited	(2,087)	43.70
Stock units converted to Class A Common Shares	(5,734)	46.34
Outstanding, December 31, 2024	105,064	$44.32	3.16

Vested	73,829	$42.63	3.14
Unvested	31,235	$48.31	3.21

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2024	2023	2022

Key-employee - base salary	$493	$484	$408
Key-employee - employer match	385	250	317
Total	$878	$734	$725

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period, or on the last trading day of each offering period. Participating employees were able purchase the Company’s Class A Common Stock through the ESPP at:

●	85% of fair market value on the last day of the three-month offering periods ended March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2024	2023	2022

ESPP expense	$117	$111	$104

17.	BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Employer matching contributions	$3,043	$3,136	$3,096
Discretionary employer bonus matching contributions	—	—	—

Supplemental Executive Retirement Plan

In association with its May 17, 2016 Cornerstone acquisition, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million as of December 31, 2024 and 2023. Expense under the SERP was $0, $0, and $232,000 for the years ended December 31, 2024, 2023, and 2022.

18.	INCOME TAXES

Allocation of federal and state income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Current expense:
Federal	$24,962	$22,015	$24,537
State	6,396	5,237	5,939

Deferred expense:
Federal	(4,232)	(3,329)	(4,273)
State	(794)	(1,084)	(464)
Total	$26,332	$22,839	$25,739

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

Years Ended December 31,	2024	2023	2022

Federal corporate tax rate	21.00%	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	3.47	2.90	3.70
Low-income housing and R&D tax credits	(3.12)	(2.67)	(1.88)
Nontaxable income	(1.03)	(1.38)	(1.00)
Tax benefit of vesting employee benefits	(0.11)	(0.06)	(0.01)
Other, net	0.41	0.38	0.22
Effective tax rate	20.62	20.17	22.03

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2024	2023

Deferred tax assets:
Allowance for credit losses	$22,944	$20,654
Operating lease liabilities	9,261	8,940
Accrued expenses	7,306	6,285
Net operating loss carryforward(1)	1,012	1,191
Acquisition fair value adjustments	54	55
Other-than-temporary impairment	689	582
Fair value of cash flow hedges	162	—
R&D Capitalization	5,923	4,492
Unrealized investment security losses	4,584	6,803
Other	2,303	2,337
Total deferred tax assets	54,238	51,339

Deferred tax liabilities:
Right of use assets - operating leases	(9,027)	(8,726)
Depreciation and amortization	(2,996)	(2,805)
Federal Home Loan Bank dividends	(751)	(757)
Deferred loan costs	(2,556)	(2,732)
Lease Financing Receivables	(2,802)	(3,058)
Mortgage servicing rights	(1,740)	(1,864)
Other	—	—
Total deferred tax liabilities	(19,872)	(19,942)

Less: Valuation allowance	—	—
Net deferred tax asset	$34,366	$31,397
(1)	The Company has federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone acquisition) of $4.4 million (federal) and $2.0 million (state). These carryforwards begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under IRC Section 382 to $722,000 annually for federal and $634,000 annually for state. Finally, the Company has state AMT credit carryforwards of $15,000 with no expiration date.

Unrecognized Tax Benefits

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Balance, beginning of period	$2,862	$2,866	$2,191
Additions based on tax related to the current period	319	280	950
Additions for tax positions of prior periods	2	36	—
Reductions due to the statute of limitations	(384)	(320)	(275)
Balance, end of period	$2,799	$2,862	$2,866

Of the 2024 total, $2.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements for the years ended December 31, 2024, 2023, and 2022, and accrued on the balance sheets as of December 31, 2024, 2023, and 2022 are presented below:

Years Ended December 31, (in thousands)	2024	2023	2022

Interest and penalties recorded in the income statement as a component of income tax expense	$(68)	$314	$72
Interest and penalties accrued on balance sheet	1,096	1,163	849

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2020. With a few exceptions, which are immaterial in the aggregate, the Company is no longer subject to state income tax examinations for all years prior to and including 2019.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

Years Ended December 31, (in thousands, except per share data)	2024	2023	2022

Net income	$101,371	$90,374	$91,106
Dividends declared on Common Stock:
Class A Shares	(27,998)	(26,002)	(24,122)
Class B Shares	(3,182)	(2,933)	(2,679)
Undistributed net income for basic earnings per share	70,191	61,439	64,305
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(140)	(92)	(87)
Undistributed net income for diluted earnings per share	$70,051	$61,347	$64,218

Weighted average shares outstanding:
Class A Shares	17,499	17,634	17,876
Class B Shares	2,151	2,158	2,161
Effect of dilutive securities on Class A Shares outstanding	86	61	64
Weighted average shares outstanding including dilutive securities	19,736	19,853	20,101

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.63	$1.50	$1.36
Undistributed earnings per share*	3.61	3.14	3.24
Total basic earnings per share - Class A Common Stock	$5.24	$4.64	$4.60

Class B Common Stock:
Per share dividends distributed	$1.48	$1.36	$1.24
Undistributed earnings per share*	3.28	2.85	2.95
Total basic earnings per share - Class B Common Stock	$4.76	$4.21	$4.19

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.63	$1.50	$1.36
Undistributed earnings per share*	3.58	3.12	3.23
Total diluted earnings per share - Class A Common Stock	$5.21	$4.62	$4.59

Class B Common Stock:
Per share dividends distributed	$1.48	$1.36	$1.24
Undistributed earnings per share*	3.26	2.84	2.93
Total diluted earnings per share - Class B Common Stock	$4.74	$4.20	$4.17

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	2024	2023	2022

Antidilutive stock options	—	149,169	178,000
Average antidilutive stock options	—	145,809	128,000

20.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Executive Chair/Chief Executive Officer and Vice Chair are partners. Rent expense and obligations under these leases are presented in Footnote 6 in this section of the filing.

Loans made to executive officers and directors of Republic and their related interests during 2024 were as follows:

(in thousands)

Beginning balance	$10,945
Effect of changes in composition of related parties	223
New loans	1,819
Repayments	(2,392)
Ending balance	$10,595

Deposits from executive officers, directors, and their affiliates totaled $59 million and $117 million as of December 31, 2024 and 2023.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chair, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million as of December 31, 2024 and 2023.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2024 and 2023, the unreimbursed portion was $40,000 and $140,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

21.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2024	2023	2022

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$8,874	$15,426	$(45,138)
Net gains (losses)	8,874	15,426	(45,138)
Income tax benefit (expense) related to items of other comprehensive income	(2,219)	(3,855)	11,285
Net of tax	6,655	11,571	(33,853)

Derivatives:
Change in fair value of derivatives	(133)	—	—
Reclassification amount for net derivative losses realized in income	(514)	—	—
Net gains (losses)	(647)	—	—
Tax effect	162	—	—
Net of tax	(485)	—	—

Total other comprehensive (loss) income components, net of tax	$6,170	$11,571	$(33,853)

Amounts reclassified out of each component of accumulated OCI for the years ended December 31, 2024, 2023, and 2022:

	Amounts Reclassified From
	Accumulated Other
	Comprehensive Income (Loss)
Years Ended December 31, (in thousands)	2024	2023	2022

Derivatives:
Interest rate swaps on FHLB advances	(514)	—	—
Tax effect	129	—	—
Net of tax	(385)	—	—

The following is a summary of the accumulated OCI balances, net of tax:

		2024
(in thousands)	December 31, 2023	Change	December 31, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$6,655	$(13,753)
Unrealized gain (loss) on derivatives	—	(485)	(485)
Total unrealized gain (loss)	$(20,408)	$6,170	$(14,238)

		2023
(in thousands)	December 31, 2022	Change	December 31, 2023

Unrealized gain (loss) on AFS debt securities	$(31,979)	$11,571	$(20,408)
Unrealized gain (loss) on derivatives	—	—	—
Total unrealized gain (loss)	$(31,979)	$11,571	$(20,408)

22.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2024	2023

Assets:

Cash and cash equivalents	$54,132	$37,778
Securities available for sale	4,831	5,872
Investment in bank subsidiary	939,517	875,503
Other assets	2,829	2,598

Total assets	$1,001,309	$921,751

Liabilities and Stockholders’ Equity:

Other liabilities	9,280	8,995
Stockholders’ equity	992,029	912,756

Total liabilities and stockholders’ equity	$1,001,309	$921,751

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2024	2023	2022

Income and expenses:

Dividends from subsidiary	$48,000	$48,000	$59,460
Interest income	502	429	229
Other income	(9)	(37)	54
Less: Other expenses	920	1,097	819

Income before income tax benefit	47,573	47,295	58,924
Income tax benefit	99	166	124

Income before equity in undistributed net income of subsidiaries	47,672	47,461	59,048
Equity in undistributed net income of subsidiaries	53,699	42,913	32,058

Net income	$101,371	$90,374	$91,106

Comprehensive income	$107,541	$101,945	$57,253

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2024	2023	2022

Operating activities:

Net income	$101,371	$90,374	$91,106
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment securities	(71)	(59)	(56)
Equity in undistributed net income of subsidiaries	(53,699)	(42,913)	(32,058)
Director deferred compensation	297	769	427
Change in other assets	477	(1,639)	4,571
Change in other liabilities	(1,196)	3,973	(5,428)
Net cash provided by operating activities	47,179	50,505	58,562

Investing activities:

Proceeds from maturities of available-for-sale debt securities	1,000	—	—
Investment in venture capital fund	(681)	(532)	(337)
Investment in subsidiary bank	(672)	(627)	(590)
Net cash used in investing activities	(353)	(1,159)	(927)

Financing activities:

Common Stock repurchases	—	(20,279)	(12,577)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	672	627	590
Net proceeds from Common Stock options exercised and equity awards	(638)	(2)	52
Cash dividends paid	(30,506)	(28,350)	(26,145)
Net cash used in financing activities	(30,472)	(48,004)	(38,080)

Net change in cash and cash equivalents	16,354	1,342	19,555

Cash and cash equivalents at beginning of period	37,778	36,436	16,881

Cash and cash equivalents at end of period	$54,132	$37,778	$36,436

23. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue by reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$203,139	$12,469	$215,608	$34,420	$11,811	$50,315	$96,546	$312,154

Noninterest income:
Service charges on deposit accounts	14,120	62	14,182	—	1	3	4	14,186
Net refund transfer fees	—	—	—	15,356	—	—	15,356	15,356
Mortgage banking income (1)	5,438	—	5,438	—	—	—	—	5,438
Interchange fee income	12,855	—	12,855	108	3	1	112	12,967
Program fees (1)	—	—	—	—	3,121	14,697	17,818	17,818
Increase in cash surrender value of BOLI (1)	3,208	—	3,208	—	—	—	—	3,208
Net losses on OREO	(206)	—	(206)	—	—	—	—	(206)
Other	3,664	—	3,664	72	147	—	219	3,883
Total noninterest income	39,079	62	39,141	15,536	3,272	14,701	33,509	72,650

Total net revenue	$242,218	$12,531	$254,749	$49,956	$15,083	$65,016	$130,055	$384,804

Net-revenue concentration (2)	63%	3%	66%	13%	4%	17%	34%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$194,798	$9,447	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Noninterest income:
Service charges on deposit accounts	13,810	44	13,854	—	—	1	1	13,855
Net refund transfer fees	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income (1)	3,542	—	3,542	—	—	—	—	3,542
Interchange fee income	12,926	—	12,926	126	4	1	131	13,057
Program fees (1)	—	—	—	—	2,827	12,755	15,582	15,582
Increase in cash surrender value of BOLI (1)	2,719	—	2,719	—	—	—	—	2,719
Net losses on OREO	(211)	—	(211)	—	—	—	—	(211)
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other	4,987	—	4,987	215	154	81	450	5,437
Total noninterest income	39,501	44	39,545	16,089	2,985	12,838	31,912	71,457

Total net revenue	$234,299	$9,491	$243,790	$45,646	$18,714	$52,085	$116,445	$360,235

Net-revenue concentration (2)	65%	3%	68%	13%	5%	14%	32%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2022
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$172,062	$13,729	$185,791	$16,896	$4,819	$29,185	$50,900	$236,691

Noninterest income:
Service charges on deposit accounts	13,388	50	13,438	(12)	—	—	(12)	13,426
Net refund transfer fees	—	—	—	17,080	—	—	17,080	17,080
Mortgage banking income (1)	6,196	—	6,196	—	—	—	—	6,196
Interchange fee income	12,943	—	12,943	176	6	—	182	13,125
Program fees (1)	—	—	—	—	2,872	13,300	16,172	16,172
Increase in cash surrender value of BOLI (1)	2,526	—	2,526	—	—	—	—	2,526
Net losses on OREO	(211)	—	(211)	—	—	—	—	(211)
Contract termination fee	—	—	—	5,000	—	—	5,000	5,000
Legal settlement	—	—	—	13,000	—	—	13,000	13,000
Other	3,138	—	3,138	260	98	—	358	3,496
Total noninterest income	37,980	50	38,030	35,504	2,976	13,300	51,780	89,810

Total net revenue	$210,042	$13,779	$223,821	$52,400	$7,795	$42,485	$102,680	$326,501

Net-revenue concentration (2)	65%	4%	69%	16%	2%	13%	31%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

As of December 31, 2024, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The Company’s Executive Chair and Chief Executive Officer serves as the Company’s CODM. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance.

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

Net interest income

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the United States.	Net interest income

Republic Processing Group:

Tax Refund Solutions

TRS offers tax-related credit products and facilitates the receipt and payment of federal and state tax refunds through Refund Transfer products. TRS products are primarily provided to clients outside of the Bank’s market footprint.

Net interest income and Net refund transfer fees

Republic Payment Solutions	RPS offers general-purpose reloadable cards. RPS products are primarily provided to clients outside of the Bank’s market footprint.	Net interest income and Program fees

Republic Credit Solutions

Offers consumer credit products. RCS products are primarily provided to clients outside of the Bank’s market footprint, with a substantial portion of RCS clients considered subprime or near-prime borrowers.

Net interest income and Program fees

The accounting policies used for Republic’s reportable segments are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using operating income before income taxes. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably made.

Transactions among reportable segments are made at carrying value. Net Interest income is reflected within each applicable business segment based on the underlying financial instruments assigned to each segment as well as the impact of the Company’s internal FTP applied to each instrument. FTP is allocated from the Traditional Bank to each segment based on the assumed terms of the underlying financial instruments within that segment in combination with applicable market interest rates matching the assumed terms of each instrument.

Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. Segment information for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$203,139	$12,469	$215,608	$34,420	$11,811	$50,315	$96,546	$312,154

Provision for expected credit loss expense	3,241	527	3,768	29,983	—	20,625	50,608	54,376

Net refund transfer fees	—	—	—	15,356	—	—	15,356	15,356
Mortgage banking income	5,438	—	5,438	—	—	—	—	5,438
Program fees	—	—	—	—	3,121	14,697	17,818	17,818
Other noninterest income (1)	33,641	62	33,703	180	151	4	335	34,038
Total noninterest income	39,079	62	39,141	15,536	3,272	14,701	33,509	72,650

Salaries and employee benefits	100,298	2,845	103,143	7,785	3,267	4,455	15,507	118,650
Technology, Equipment, and Communication	26,467	145	26,612	430	4	3,644	4,078	30,690
Occupancy	13,387	71	13,458	342	28	28	398	13,856
Marketing and development	3,617	—	3,617	398	95	5,329	5,822	9,439
Other noninterest expense (2)	25,529	550	26,079	2,650	707	654	4,011	30,090
Total noninterest expense	169,298	3,611	172,909	11,605	4,101	14,110	29,816	202,725

Income (loss) before income tax expense	69,679	8,393	78,072	8,368	10,982	30,281	49,631	127,703
Income tax expense (benefit)	13,306	1,892	15,198	1,970	2,427	6,737	11,134	26,332

Net income (loss)	$56,373	$6,501	$62,874	$6,398	$8,555	$23,544	$38,497	$101,371

Period-end assets	$5,608,110	$551,747	$6,159,857	$217,662	$335,369	$133,779	$686,810	$6,846,667

Period-end loans	4,569,179	550,760	5,119,939	190,794	—	128,733	319,527	5,439,466

Period-end deposits	$4,572,044	$34,414	$4,606,458	$216,998	$334,989	$52,101	$604,088	$5,210,546

Net interest margin	3.55%	2.65%	3.48%	NM	4.85%	NM	NM	4.85%

Net-revenue concentration*	63%	3%	66%	13%	4%	17%	34%	100%

	Year Ended December 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$194,798	$9,447	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Provision for expected credit loss expense	8,698	(162)	8,536	22,559	—	16,529	39,088	47,624

Net refund transfer fees	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income	3,542	—	3,542	—	—	—	—	3,542
Program fees	—	—	—	—	2,827	12,755	15,582	15,582
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other noninterest income (1)	34,231	44	34,275	341	158	83	582	34,857
Total noninterest income	39,501	44	39,545	16,089	2,985	12,838	31,912	71,457

Salaries and employee benefits	97,522	2,924	100,446	8,011	3,070	4,342	15,423	115,869
Technology, Equipment, and Communication	26,393	87	26,480	406	12	2,209	2,627	29,107
Occupancy	13,523	68	13,591	326	25	25	376	13,967
Marketing and development	3,193	—	3,193	523	1	4,729	5,253	8,446
Other noninterest expense (2)	27,489	468	27,957	2,769	602	681	4,052	32,009
Total noninterest expense	168,120	3,547	171,667	12,035	3,710	11,986	27,731	199,398

Income before income tax expense	57,481	6,106	63,587	11,052	15,004	23,570	49,626	113,213
Income tax expense	10,766	1,365	12,131	2,196	3,307	5,205	10,708	22,839

Net income	$46,715	$4,741	$51,456	$8,856	$11,697	$18,365	$38,918	$90,374

Period-end assets	$5,519,632	$340,224	$5,859,856	$228,738	$366,117	$140,180	$735,035	$6,594,891

Period-end loans	4,618,569	339,723	4,958,292	149,207	—	132,362	281,569	5,239,861

Period-end deposits	$4,362,959	$34,048	$4,397,007	$228,371	$366,118	$61,667	$656,156	$5,053,163

Net interest margin	3.70%	2.38%	3.61%	NM	4.59%	NM	NM	4.91%

Net-revenue concentration*	65%	3%	68%	13%	5%	14%	32%	100%

	Year Ended December 31, 2022
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$172,062	$13,729	$185,791	$16,896	$4,819	$29,185	$50,900	$236,691

Provision for expected credit loss expense	1,429	(1,117)	312	9,955	—	12,081	22,036	22,348

Net refund transfer fees	—	—	—	17,080	—	—	17,080	17,080
Mortgage banking income	6,196	—	6,196	—	—	—	—	6,196
Program fees	—	—	—	—	2,872	13,300	16,172	16,172
Contract termination fee	—	—	—	5,000	—	—	5,000	5,000
Legal settlement	—	—	—	13,000	—	—	13,000	13,000
Other noninterest income (1)	31,784	50	31,834	424	104	—	528	32,362
Total noninterest income	37,980	50	38,030	35,504	2,976	13,300	51,780	89,810

Salaries and employee benefits	92,925	2,933	95,858	8,880	2,778	3,724	15,382	111,240
Technology, Equipment, and Communication	26,958	200	27,158	429	—	1,367	1,796	28,954
Occupancy	12,593	64	12,657	311	23	23	357	13,014
Marketing and development	3,798	—	3,798	470	—	2,607	3,077	6,875
Other noninterest expense (2)	23,319	407	23,726	2,287	539	673	3,499	27,225
Total noninterest expense	159,593	3,604	163,197	12,377	3,340	8,394	24,111	187,308

Income before income tax expense	49,020	11,292	60,312	30,068	4,455	22,010	56,533	116,845
Income tax expense	10,431	2,539	12,970	6,905	942	4,922	12,769	25,739
Net income	$38,589	$8,753	$47,342	$23,163	$3,513	$17,088	$43,764	$91,106

Period-end assets	$4,908,711	$405,052	$5,313,763	$46,192	$363,067	$112,521	$521,780	$5,835,543

Period-end loans	3,855,142	403,560	4,258,702	149,272	—	107,828	257,100	4,515,802

Period-end deposits	$4,056,215	$33,506	$4,089,721	$46,076	$363,067	$38,981	$448,124	$4,537,845

Net interest margin	3.38%	2.69	3.32%	NM	1.37%	NM	NM	4.12%

Net-revenue concentration*	65%	4%	69%	16	2%	13%	31%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

(1) Other noninterest income includes Service charges on deposit accounts, Interchange fee income, Increase in cash surrender value of bank owned life insurance, Net losses on other real estate owned, and Other noninterest income.

(2) Other noninterest expense includes FDIC insurance expense, Interchange related expense, Legal and professional fees, Merger expense, and Other noninterest expense.

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

26.	LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

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

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		December 31, 2024		December 31, 2023
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (1)	Investments	Obligations
Low-income housing tax credit - Gross	Proportional amortization	$72,415	$54,797	$57,596	$58,619
Life-to-date amortization		(21,899)	NA	(15,904)	NA
Low-income housing tax credit - Net		$50,516	$54,797	$41,692	$58,619

(1) All obligations will be paid by the Company by December 31, 2038.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the years ended December 31, 2024, 2023 and 2022, respectively:

	Years Ended December 31,

(in thousands)	2024	2023	2022

Amortization expense	$5,995	$5,313	$4,410
Tax credits recognized	(9,440)	(7,666)	(6,155)

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

Under the supervision and with the participation of our management, including our Executive Chair/Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the

Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forvis Mazars LLP, an independent registered public accounting firm, has audited the 2024 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included in Item 8. Financial Statement and Supplemental Data, on the effectiveness of our internal control over financial reporting.

Remediation of Material Weakness

As previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company determined that a material weakness existed as of December 31, 2022, as the Company did not maintain effective controls over the initial implementation of new products offered through third parties within RPG. Specifically, management identified that an RCS product’s contractual terms were not sufficiently communicated internally, and the controls were not designed to identify and test all relevant transactional data posting to the Company’s financial statements for the product.

The Company took measures to remediate this material weakness during 2023. The Company did not offer; however, any new material third-party products within the RPG group during 2024 or 2023, and as such, management was unable to test its enhanced policies and procedures for new product implementation. Although the controls related to new RPG products have not been tested for remediation, management assessed, as of December 31, 2024 and 2023, the severity of the deficiencies related to new RPG products and the maximum potential impact to the Company’s consolidated financial statements. Based on this assessment, management concluded that no material weakness existed as of December 31, 2024 and 2023 related to new RPG products. A material weakness will not be considered remediated until the enhanced controls related to that material weakness are implemented and operate for a sufficient period, and management has concluded that these controls are operating effectively.

As previously disclosed, the Company determined that there were two other material weaknesses as of December 31, 2022, that were remediated as of December 31, 2023.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the 1934 Act) informed us of the adoption or termination of any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(a) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2025 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 24, 2025, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Christy Ames	52	Secretary of the Company; EVP of RB&T
Steven E. DeWeese	56	EVP of RB&T
Juan Montano	55	EVP of RB&T
William R. Nelson	61	President of RB&T's Republic Processing Group
Logan Pichel	60	Director of the Company and RB&T; President and CEO of RB&T
Anthony T. Powell	57	EVP of RB&T
John Rippy	64	Assistant Secretary of the Company; EVP of RB&T
Kevin Sipes	53	EVP, CFO, and Chief Accounting Officer of the Company and RB&T
Jeff Starke	47	EVP of RB&T
A. Scott Trager	72	Vice Chair and President of the Company; Director of the Company and RB&T
Steven E. Trager	64	Executive Chair and CEO of the Company; Executive Chair of RB&T
Andrew Trager-Kusman	38	Director of the Company and RB&T; SVP of RB&T
Cheryl VanAllen	45	EVP of RB&T
Margaret Wendler	70	EVP of RB&T

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

Cheryl VanAllen joined the Company in 2024 as the Bank’s Chief People Officer. Prior to joining Republic, she served various roles from 2013 to 2024 at Yum! Brands, where she most recently led talent strategy & people analytics for the KFC US market. Cheryl has over 20 years of experience in Human Resources and held a variety of roles at UPS prior to her time at Yum! Brands.

Margaret S Wendler joined the Company in 1996. She has served the Company in human resources since 2005. Most recently, in 2019 she was named Chief Human Resources Officer. In 2021, she was also named an EVP of the Bank.

The Company has adopted an insider trading compliance policy and program applicable to the Company’s directors, officers and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the NASDAQ listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.

Item 11. Executive Compensation.

The compensation-related information required by this Item appears under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “DIRECTOR COMPENSATION,” and “2024 SUMMARY COMPENSATION TABLE” of the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2024. Republic’s security holders approved each of the equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders as of December 31, 2024.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2015 Stock Incentive Plan	509,557	(2)	$42.15	1,738,783
2018 Employee Stock Purchase Plan (3)	—		$—	154,122
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 224,822 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 Stock Incentive Plan. Also includes 8,854 shares of Class A Common Stock subject to issuance through Performance Stock Units. The weighted-average exercise price in Column (b) does not take these awards into account. For further information, see Footnote 16 “Stock Plans and Stock Based Compensation” of Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified Employee Stock Purchase Plan under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2024, there were no shares of Class A Common Stock subject to purchase during open offering periods.

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

Item 14. Principal Accountant Fees and Services.

Information required by this Item appears under the heading “PROPOSAL FOUR: RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” of the Proxy Statement which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2024 and 2023

Consolidated statements of income and comprehensive income — years ended December 31, 2024, 2023, and 2022

Consolidated statements of stockholders’ equity — years ended December 31, 2024, 2023, and 2022

Consolidated statements of cash flows — years ended December 31, 2024, 2023, and 2022

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

No.	Description

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

No.	Description

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

10.30.4

First amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to 661 South Hurstbourne Parkway, Louisville (Incorporated by reference to Exhibit 10.32.1 of Registrant’s Form 10-K filed March 3, 2023)

No.	Description

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999)

10.33

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999)

10.34

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

10.36

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to 9600 Brownsboro Road, Louisville, KY. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.37

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007)

10.38

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013)

10.39

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.40

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.41

Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2021)

10.42

Eighth Amendment to Office Lease dated as of November 17, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.46 of Registrant’s Form 10-K for the year ended December 31, 2021 (Commission Number: 0-24649))

10.43

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to 9600 Brownsboro Road, dated January 17, 2008, relating to 9600 Brownsboro Road, Louisville, KY (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007)

No.	Description

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

10.52

Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to 200 South Seventh Street, Louisville, KY. (Incorporated by reference to Exhibit 10.56 of Registrant’s Form 10-K for the year ended December 31, 2021)

10.53*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement)

10.54*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.55*	Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.56*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016)

10.57*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021)

10.58*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021)

No.	Description

10.59*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021)

10.60*	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021)

10.61*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005)

10.62*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011)

10.63*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014)
10.64*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective May 1, 2021 (Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021)

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

10.67*

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

10.70*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020)

10.71*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement)

10.72*

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

No.	Description

10.74**

Written Consent to the Amended and Restated Joint Marketing Agreement, dated September 1, 2016, by and between Republic Bank & Trust Company and Elevate@Work, LLC (Incorporated by reference to Exhibit 10.88 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.75**

Amended and Restated License and Support Agreement, dated July 1, 2015, by and between Republic Bank & Trust Company and Elevate Decision Sciences, LLC (Incorporated by reference to Exhibit 10.89 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.76**

Participation Agreement, dated July 1, 2015, by and between Elastic SPV, Ltd. and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.90 of Registrant’s Form 10-K for the year ended December 31, 2018)

10.77*

Form of Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.79 of Registrant’s Form 10-K for the year ended December 31, 2023)

10.78* 10.79* 16.1

Form of RPG Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.80 of Registrant’s Form 10-K for the year ended December 31, 2023)

Change in Control Severance Agreement dated January 16, 2024 between Republic Bancorp, Inc. and Logan Pichel

Letter from Crowe LLP to the U.S. Securities and Exchange Commission, dated December 5, 2023 (incorporated by reference to Exhibit 16.1 to Registrant’s Form 8-K filed December 5, 2023)

19 21	Republic Bancorp, Inc. Insider Trading Policy Subsidiaries of Republic Bancorp, Inc.

23.1 23.2 31.1

Consent of Crowe LLP, Independent Registered Public Accounting Firm

Consent of Forvis Mazars LLP, Independent Registered Public Accounting Firm

Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Axt of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32***	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

97*	Republic Bancorp, Inc. Incentive-Based Compensation Recovery Policy effective November 15, 2023 (Incorporated by reference to Exhibit 97 of Registrant’s Form 10-K for the year ended December 31, 2023)

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (v) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

/s/ Steven E. Trager
March 6, 2025	By:	Steven E. Trager
Executive Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven E. Trager	Executive Chair, Chief Executive Officer	March 6, 2025
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chair, President and Director	March 6, 2025
A. Scott Trager
/s/ Kevin Sipes	Chief Financial Officer and	March 6, 2025
Kevin Sipes	Chief Accounting Officer

/s/ Yoania Cannon	Director	March 6, 2025
Yoania Cannon

/s/ David P. Feaster	Director	March 6, 2025
David P. Feaster

/s/ Jennifer N. Green	Director	March 6, 2025
Jennifer N. Green

/s/ Heather V. Howell	Director	March 6, 2025
Heather V. Howell

/s/ Timothy S. Huval	Director	March 6, 2025
Timothy S. Huval

/s/ Ernest W. Marshall, Jr.	Director	March 6, 2025
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	March 6, 2025
W. Patrick Mulloy, II

/s/ W. Kennett Oyler, III	Director	March 6, 2025
W. Kennett Oyler, III

/s/ Logan M. Pichel	Director	March 6, 2025
Logan M. Pichel

/s/ Vidya Ravichandran	Director	March 6, 2025
Vidya Ravichandran

SIGNATURES (continued)

/s/ Alejandro M. Sanchez	Director	March 6, 2025
Alejandro M. Sanchez

/s/ Andrew Trager-Kusman	Director	March 6, 2025
Andrew Trager-Kusman

/s/ Mark A. Vogt	Director	March 6, 2025
Mark A. Vogt