Form 10-Q
period 2025-03-31
REPUBLIC BANCORP INC /KY/
filed 2025-05-08
CIK 921557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2025 was 17,374,735 and 2,150,090.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2024 Tax Season	December 2023 through February 2024
2025 Tax Season	December 2024 through February 2025
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
COVID	Coronavirus Disease of 2019
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
EVP	Executive Vice President
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTE	Full Time Equivalent
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HTM	Held to Maturity
IRS	Internal Revenue Service
ITM	Interactive Teller Machine
LGD	Loss Given Default
LIBOR	London Interbank Offered Rate
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LRA	Lender Risk Account
LTV	Loan to Value
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
OTTI	Other than Temporary Impairment
PCD	Purchased Credit Deteriorated
PD	Probability of Default
PPP	SBA's Paycheck Protection Program
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
PSU	Performance Stock Unit
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TDR	Troubled Debt Restructuring
The Captive	Republic Insurance Services, Inc.
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	March 31,	December 31,
	2025	2024
ASSETS

Cash and cash equivalents	$793,020	$432,151
Available-for-sale debt securities, at fair value (amortized cost of $622,748 in 2025 and $602,493 in 2024, allowance for credit losses of $0 in 2025 and 2024)	609,327	584,155
Held-to-maturity debt securities (fair value of $5,565 in 2025 and $10,735 in 2024, allowance for credit losses of $0 in 2025 and $0 in 2024)	5,612	10,778
Equity securities with readily determinable fair value	724	693
Mortgage loans held for sale, at fair value	9,140	8,312
Consumer loans held for sale, at fair value	8,602	5,443
Consumer loans held for sale, at the lower of cost or fair value	23,523	18,632
Loans (loans carried at fair value of $0 in 2025 and $0 in 2024)	5,289,793	5,439,466
Allowance for credit losses	(106,303)	(91,978)
Loans, net	5,183,490	5,347,488
Federal Home Loan Bank stock, at cost	26,748	24,478
Premises and equipment, net	31,996	32,309
Right-of-use assets	35,857	36,182
Goodwill	40,516	40,516
Other real estate owned	1,107	1,160
Bank owned life insurance	107,918	107,125
Other assets and accrued interest receivable	197,975	197,245

TOTAL ASSETS	$7,075,555	$6,846,667

LIABILITIES

Deposits:
Noninterest-bearing	$1,375,234	$1,207,764
Interest-bearing	4,030,658	4,002,782
Total deposits	5,405,892	5,210,546

Securities sold under agreements to repurchase and other short-term borrowings	89,718	103,318
Operating lease liabilities	36,831	37,121
Federal Home Loan Bank advances	370,000	395,000
Other liabilities and accrued interest payable	139,025	108,653

Total liabilities	6,041,466	5,854,638

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,367,736 shares (2025) and 17,297,878 shares (2024) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,150,090 shares (2025) and 2,150,090 shares (2024) issued and outstanding	4,594	4,587
Additional paid in capital	151,473	148,053
Retained earnings	889,687	853,627
Accumulated other comprehensive (loss) income	(11,665)	(14,238)

Total stockholders’ equity	1,034,089	992,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,075,555	$6,846,667

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME:

Loans, including fees	$118,857	$118,907
Taxable investment securities	4,557	4,452
Federal Home Loan Bank stock and other	6,424	7,273
Total interest income	129,838	130,632

INTEREST EXPENSE:

Deposits	21,378	26,996
Securities sold under agreements to repurchase and other short-term borrowings	137	130
Federal Home Loan Bank advances	5,635	6,587
Total interest expense	27,150	33,713

NET INTEREST INCOME	102,688	96,919

Provision for expected credit loss expense for on-balance sheet exposures (loans and investment securities)	17,672	30,622

NET INTEREST INCOME AFTER PROVISION	85,016	66,297

NONINTEREST INCOME:

Service charges on deposit accounts	3,460	3,313
Net refund transfer fees	13,893	10,820
Mortgage banking income	1,821	310
Interchange fee income	3,077	3,157
Program fees	3,822	4,179
Increase in cash surrender value of bank owned life insurance	793	754
Net losses on other real estate owned	(53)	(53)
Gain on sale of Visa Class B-1 Shares	4,090	—
Other	2,251	893
Total noninterest income	33,154	23,373

NONINTEREST EXPENSE:

Salaries and employee benefits	31,069	29,716
Technology, equipment, and communication	8,643	7,490
Occupancy	3,564	3,822
Marketing and development	1,387	1,924
FDIC insurance expense	819	772
Interchange related expense	1,636	1,298
Legal and professional fees	1,118	1,055
Core conversion & contract consulting fees	5,714	—
Merger expense	—	41
Other	4,258	4,853
Total noninterest expense	58,208	50,971

INCOME BEFORE INCOME TAX EXPENSE	59,962	38,699
INCOME TAX EXPENSE	12,694	8,093
NET INCOME	$47,268	$30,606

BASIC EARNINGS PER SHARE:
Class A Common Stock	$2.43	$1.59
Class B Common Stock	2.21	1.44

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$2.42	$1.58
Class B Common Stock	2.20	1.43

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$47,268	$30,606

OTHER COMPREHENSIVE INCOME (LOSS)

Change in fair value of derivatives	(1,440)	—
Reclassification amount for net derivative losses realized in income	(46)	—
Unrealized gain on AFS debt securities	4,917	649
Total other comprehensive income before income tax	3,431	649
Income tax expense related to items of other comprehensive income	(858)	(163)
Total other comprehensive income, net of tax	2,573	486

COMPREHENSIVE INCOME	$49,841	$31,092

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	47,268	—	47,268
Net change in AOCI	—	—	—	—	—	2,573	2,573
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,799)	—	(7,799)
Class B Shares ($0.410 per share)	—	—	—	—	(882)	—	(882)
Stock options exercised, net of shares withheld	36	—	8	2,671	(2,304)	—	375
Net change in notes receivable on Class A Common Stock	—	—	—	(48)	—	—	(48)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	143	—	—	143
Designated key employees	18	—	(1)	269	(179)	—	89
Employee stock purchase plan - Class A Common Stock	3	—	1	176	—	—	177
Stock-based awards - Class A Common Stock:	—		—
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	13	—	(1)	17	(44)	—	(28)
Stock options	—	—	—	156	—	—	156

Balance, March 31, 2025	17,368	2,150	$4,594	$151,473	$889,687	$(11,665)	$1,034,089

	Three Months Ended March 31, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	30,606	—	30,606
Net change in AOCI	—	—	—	—	—	486	486
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(6,986)	—	(6,986)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	37	—	26	(689)	(437)	—	(1,100)
Conversion of Class B to Class A Common Shares	4	(4)	—	—	—	—	—
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	—	—	—	—
Deferred compensation - Class A Common Stock:
Directors	—	—	(1)	135	—	—	134
Designated key employees	11	—	—	167	—	—	167
Employee stock purchase plan - Class A Common Stock	4	—	1	183	—	—	184
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	1	—	(1)	(34)	(38)	—	(73)
Stock options	—	—	—	169	—	—	169

Balance, March 31, 2024	17,260	2,151	$4,578	$142,091	$808,836	$(19,922)	$935,583

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
OPERATING ACTIVITIES:

Net income	$47,268	$30,606
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	2,222	1,555
Net accretion and amortization on loans and deposits	(679)	(639)
Unrealized and realized losses on equity securities with readily determinable fair value	(31)	(61)
Depreciation of premises and equipment	1,942	1,944
Amortization of mortgage servicing rights	415	426
Provision for on-balance sheet exposures	17,672	30,622
Provision for off-balance sheet exposures	20	(110)
Net loss (gain) on sale of mortgage loans held for sale	(1,411)	80
Origination of mortgage loans held for sale	(41,233)	(27,046)
Proceeds from sale of mortgage loans held for sale	41,816	18,773
Net gain on sale of consumer loans held for sale	(3,055)	(3,405)
Origination of consumer loans held for sale	(266,651)	(188,347)
Proceeds from sale of consumer loans held for sale	266,633	196,584
Writedowns of other real estate owned	53	53
Deferred compensation expense - Class A Common Stock	232	301
Stock-based awards and ESPP expense - Class A Common Stock	190	160
Amortization of right-of-use assets	1,519	1,481
Repayment of operating lease liabilities	(1,489)	(1,463)
Increase in cash surrender value of bank owned life insurance	(793)	(754)
Net change in other assets and liabilities:
Accrued interest receivable	(1,124)	(1,878)
Accrued interest payable	(527)	2,832
Other assets	(4,867)	(5,489)
Other liabilities	35,067	14,999
Net cash provided by operating activities	93,189	71,224

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(134,584)	(50,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	114,411	54,220
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	5,166	133
Net change in outstanding warehouse lines of credit	(18,742)	(123,526)
Net change in other loans	160,838	66,188
Purchases of Federal Home Loan Bank stock	(2,270)	(19,959)
Investments in low-income housing tax partnerships	(4,977)	(2,710)
Net purchases of premises and equipment	(1,629)	(2,090)
Net cash (used in) provided by investing activities	118,213	(77,744)

FINANCING ACTIVITIES:
Net change in deposits	195,346	367,486
Net change in securities sold under agreements to repurchase and other short-term borrowings	(13,600)	(13,096)
Payments of Federal Home Loan Bank advances	(428,000)	(110,000)
Proceeds from Federal Home Loan Bank advances	403,000	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	151	156
Net proceeds from option exercises and equity awards vested - Class A Common Stock	375	(1,100)
Cash dividends paid	(7,805)	(7,130)
Net cash provided by financing activities	149,467	236,316
NET CHANGE IN CASH AND CASH EQUIVALENTS	360,869	229,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	432,151	316,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$793,020	$546,363
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$27,677	$30,882
Income taxes	392	570
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$316	$118
Transfers from loans to real estate acquired in settlement of loans	—	169
Net transfers from loans held for investment to loans held for sale	4,977	69,464
Operating right-of-use assets recorded	1,194	—
Operating Lease Liabilities Recorded	1,199	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –MARCH 31, 2025 and 2024 AND DECEMBER 31, 2024 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2024. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The Company’s Executive Chair and Chief Executive Officer serves as the Company’s CODM. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and uses to allocate resources and assess performance. See additional discussion regarding segment information under Footnote 15 “Segment Information” in this section of the filing.

Core Bank

Traditional Banking segment — The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2025, Republic had 47 banking centers with locations as follows:

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

Republic Processing Group

Tax Refund Solutions segment — Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through Tax Providers. The majority of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024, TRS originated $139 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2025 tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the first quarters of 2025 and 2024:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;

●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 tax filing seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2024, the Company considered an RA delinquent during the first three months of 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

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

The following ASUs were adopted by the Company during the three months ended March 31, 2025:

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

			Annual reporting periods beginning after Dec. 15, 2024.	Prospectively	The Company will update its income tax disclosures upon adoption within its 2025 Form 10-K.

2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.	Annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027.	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-01	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

			Annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027.	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of AFS debt securities and the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2025 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$350,261	$91	$(4,656)	$—	$345,696
Private label mortgage-backed security	74	1,441	—	—	1,515
Mortgage-backed securities - residential	247,077	436	(10,183)	—	237,330
Collateralized mortgage obligations	19,451	28	(769)	—	18,710
Corporate bonds	2,006	—	(3)	—	2,003
Trust preferred security	3,879	194	—	—	4,073
Total available-for-sale debt securities	$622,748	$2,190	$(15,611)	$—	$609,327

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Credit Losses	Value

U.S. Treasury securities and U.S. Government agencies	$395,609	$4	$(6,527)	$—	$389,086
Private label mortgage-backed security	121	1,429	—	—	1,550
Mortgage-backed securities - residential	180,765	193	(12,725)	—	168,233
Collateralized mortgage obligations	20,127	27	(911)	—	19,243
Corporate bonds	2,008	1	—	—	2,009
Trust preferred security	3,863	171	—	—	4,034
Total available-for-sale debt securities	$602,493	$1,825	$(20,163)	$—	$584,155

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost, fair value, and ACLS of HTM debt securities and the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
March 31, 2025 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	14	—	—	14	—
Collateralized mortgage obligations	5,598	33	(80)	5,551	—
Corporate bonds	—	—	—	—	—
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$5,612	$33	$(80)	$5,565	$—

		Gross	Gross		Allowance
	Amortized	Unrecognized	Unrecognized	Fair	for
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value	Credit Losses

U.S. Treasury securities and U.S. Government agencies	$—	$—	$—	$—	$—
Mortgage-backed securities - residential	23	1	—	24	—
Collateralized mortgage obligations	5,756	36	(86)	5,706	—
Corporate bonds	4,999	6	—	5,005	—
Obligations of state and political subdivisions	—	—	—	—	—
Total held-to-maturity debt securities	$10,778	$43	$(86)	$10,735	$—

Sales of Available-for-Sale Debt Securities

During the three months ended March 31, 2025 and 2024, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2025 follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
March 31, 2025 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$125,311	$124,280	$—	$—
Due from one year to five years	216,956	213,421	—	—
Due from five years to ten years	10,000	9,998	—	—
Due beyond ten years	3,879	4,073	—	—
Private label mortgage-backed security	74	1,515	—	—
Mortgage-backed securities - residential	247,077	237,330	14	14
Collateralized mortgage obligations	19,451	18,710	5,598	5,551
Total debt securities	$622,748	$609,327	$5,612	$5,565

Unrealized-Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$79,927	$(40)	$185,360	$(4,616)	$265,287	$(4,656)
Mortgage-backed securities - residential	48,192	(295)	109,966	(9,888)	158,158	(10,183)
Collateralized mortgage obligations	3,070	(158)	13,784	(611)	16,854	(769)
Corporate bonds	2,003	(3)	—	—	2,003	(3)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$133,192	$(496)	$309,110	$(15,115)	$442,302	$(15,611)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$145,048	$(212)	$209,033	$(6,315)	$354,081	$(6,527)
Mortgage-backed securities - residential	52,347	(874)	104,453	(11,851)	156,800	(12,725)
Collateralized mortgage obligations	700	(8)	15,951	(903)	16,651	(911)
Trust preferred security	—	—	—	—	—	—
Total available-for-sale debt securities	$198,095	$(1,094)	$329,437	$(19,069)	$527,532	$(20,163)

As of March 31, 2025, the Bank’s security portfolio consisted of 182 securities of which 103 securities were in an unrealized loss position.

As of December 31, 2024, the Bank’s security portfolio consisted of 182 securities of which 114 securities were in an unrealized loss position.

As of March 31, 2025 and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2025, with the exception of one private label mortgage-backed security with an amortized cost of $74,000, all other mortgage-backed securities and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of March 31, 2025 and December 31, 2024, there were gross unrealized losses of $11.0 million and $13.6 million related to AFS mortgage-backed securities and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

Roll-forward of the Allowance for Credit Losses on Debt Securities

The tables below present a roll-forward for the three months ended March 31, 2025 and 2024 of the ACLS on AFS and HTM debt securities:

	ACLS Roll-forward
	Three Months Ended March 31,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Available-for-Sale Securities:
Corporate Bonds	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Held-to-Maturity Securities:
Corporate Bonds	—	—	—	—	—	10	—	—	—	10

Total	$—	$—	$—	$—	$—	$10	$—	$—	$—	$10

There were no HTM debt securities on nonaccrual or past due 90 days or more as of March 31, 2025 and December 31, 2024. All of the Company’s HTM corporate bonds were rated investment grade as of March 31, 2025 and December 31, 2024.

There were no HTM debt securities considered collateral dependent as of March 31, 2025 and December 31, 2024.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS. Accrued interest on AFS debt securities totaled $4 million and $3 million as of March 31, 2025 and December 31, 2024. Accrued interest receivable on HTM debt securities totaled $14,000 and $60,000 as of March 31, 2025 and December 31, 2024.

Pledged Debt Securities

Debt securities pledged to secure public deposits, securities sold under agreements to repurchase, and debt securities held for other purposes, as required or permitted by law, were as follows:

	As of
(in thousands)	March 31, 2025	December 31, 2024

Amortized cost	$204,867	$205,160
Fair value	200,550	199,607
Carrying amount	200,550	199,607

Equity Securities

The carrying value, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$724	$—	$724
Total equity securities with readily determinable fair values	$—	$724	$—	$724

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair values	$—	$693	$—	$693

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$31	$31	$—	$61	$61
Total equity securities with readily determinable fair value	$—	$31	$31	$—	$61	$61

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

Activity for consumer loans held for sale and carried at fair value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$5,443	$7,914
Origination of consumer loans held for sale	34,347	35,159
Proceeds from the sale of consumer loans held for sale	(32,020)	(38,011)
Net gain on sale of consumer loans held for sale	832	1,031
Balance, end of period	$8,602	$6,093

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its line-of-credit products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.” During March 2025, Management reached an agreement to sell $5 million of consumer credit cards that were previously classified as held for investment. The sale of these credit cards is expected to be completed during the second quarter of 2025. As a result, the $5 million of consumer loans were transferred from held for investment to held for sale as of March 31, 2025.

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$18,632	$16,094
Origination of consumer loans held for sale	232,304	153,188
Transferred from held for investment to held for sale	4,977	—
Proceeds from the sale of consumer loans held for sale	(234,613)	(158,573)
Net gain on sale of consumer loans held for sale	2,223	2,374
Balance, end of period	$23,523	$13,083

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

(in thousands)	March 31, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$1,025,461	$1,032,459
Nonowner-occupied	311,955	318,096
Commercial real estate:
Owner-occupied	651,531	659,216
Nonowner-occupied	832,504	840,517
Multi-family	322,725	313,444
Construction & land development	238,562	244,121
Commercial & industrial	482,955	460,245
Lease financing receivables	93,159	93,304
Aircraft	219,292	226,179
Home equity	365,631	353,441
Consumer:
Credit cards	11,136	16,464
Overdrafts	779	982
Automobile loans	1,031	1,156
Other consumer	9,638	9,555
Total Traditional Banking	4,566,359	4,569,179
Warehouse lines of credit*	569,502	550,760
Total Core Banking	5,135,861	5,119,939

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	30,344	138,614
Other TRS commercial & industrial loans	5,841	52,180
Republic Credit Solutions	117,747	128,733
Total Republic Processing Group	153,932	319,527

Total loans**	5,289,793	5,439,466
Allowance for credit losses	(106,303)	(91,978)

Total loans, net	$5,183,490	$5,347,488

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2025	December 31, 2024

Contractually receivable	$5,295,493	$5,445,531
Unearned income	(2,824)	(2,932)
Unamortized premiums	163	184
Unaccreted discounts	(1,467)	(1,619)
Other net unamortized deferred origination (fees) and costs	(1,572)	(1,698)
Carrying value of loans	$5,289,793	$5,439,466

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, origination year. Loan segments and risk categories as of March 31, 2025 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$28,400	$70,625	$228,586	$175,995	$151,716	$331,082	$—	$8,119	$994,523
Special Mention	—	—	—	1,750	—	4,204	—	—	5,954
Substandard	—	1,225	2,414	4,063	2,859	14,423	—	—	24,984
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,400	$71,850	$231,000	$181,808	$154,575	$349,709	$—	$8,119	$1,025,461
YTD Gross Charge-offs	$—	$—	$—	$18	$—	$—	$—	$—	$18

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$4,300	$13,785	$52,779	$57,990	$68,267	$112,110	$—	$2,439	$311,670
Special Mention	—	—	—	—	—	18	—	—	18
Substandard	—	—	140	—	—	127	—	—	267
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,300	$13,785	$52,919	$57,990	$68,267	$112,255	$—	$2,439	$311,955
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$10,452	$41,646	$69,340	$111,533	$99,952	$224,681	$14,135	$65,625	$637,364
Special Mention	380	1,171	—	5,221	356	5,954	317	—	13,399
Substandard	—	—	—	—	—	768	—	—	768
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,832	$42,817	$69,340	$116,754	$100,308	$231,403	$14,452	$65,625	$651,531
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$11,494	$49,956	$106,986	$137,481	$107,418	$277,784	$17,066	$98,655	$806,840
Special Mention	—	—	—	—	4,000	21,525	—	—	25,525
Substandard	—	—	—	—	—	139	—	—	139
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,494	$49,956	$106,986	$137,481	$111,418	$299,448	$17,066	$98,655	$832,504
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family:
Risk Rating
Pass or not rated	$489	$14,290	$40,643	$76,475	$54,072	$77,743	$5,710	$53,303	$322,725
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$489	$14,290	$40,643	$76,475	$54,072	$77,743	$5,710	$53,303	$322,725
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$11,441	$54,519	$92,251	$58,652	$14,144	$5,774	$1,371	$—	$238,152
Special Mention	—	—	410	—	—	—	—	—	410
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,441	$54,519	$92,661	$58,652	$14,144	$5,774	$1,371	$—	$238,562
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$28,750	$82,434	$74,524	$58,888	$44,821	$47,599	$130,313	$8,184	$475,513
Special Mention	—	1,184	31	330	2,285	2,668	135	—	6,633
Substandard	—	—	70	71	1	297	26	344	809
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,750	$83,618	$74,625	$59,289	$47,107	$50,564	$130,474	$8,528	$482,955
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$8,110	$31,622	$32,764	$13,485	$4,468	$1,543	$—	$—	$91,992
Special Mention	—	42	215	88	113	49	—	—	507
Substandard	—	—	317	337	6	—	—	—	660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,110	$31,664	$33,296	$13,910	$4,587	$1,592	$—	$—	$93,159
YTD Gross Charge-offs	$—	$—	$11	$—	$—	$—	$—	$—	$11

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$1,450	$33,764	$70,042	$39,766	$34,220	$38,971	$—	$—	$218,213
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,079	—	—	—	1,079
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,450	$33,764	$70,042	$39,766	$35,299	$38,971	$—	$—	$219,292
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$362,485	$—	$362,485
Special Mention	—	—	—	—	—	—	310	—	310
Substandard	—	—	—	—	—	—	2,836	—	2,836
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$365,631	$—	$365,631
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$826	$6,145	$2,066	$197	$62	$999	$12,284	$—	$22,579
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$826	$6,145	$2,066	$197	$62	$1,004	$12,284	$—	$22,584
YTD Gross Charge-offs	$14	$—	$1	$—	$1	$—	$226	$—	$242

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$569,502	$—	$569,502
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$569,502	$—	$569,502
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$26,032	$10,153	$—	$—	$—	$—	$—	$—	$36,185
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$26,032	$10,153	$—	$—	$—	$—	$—	$—	$36,185
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$493	$6,498	$7,932	$1,093	$88	$47,156	$54,304	$—	$117,564
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	183	—	183
Doubtful	—	—	—	—	—	—	—	—	—
Total	$493	$6,498	$7,932	$1,093	$88	$47,156	$54,487	$—	$117,747
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$4,254	$—	$4,254

Grand Total:
Risk Rating
Pass or not rated	$132,237	$415,437	$777,913	$731,555	$579,228	$1,165,442	$1,167,170	$236,325	$5,205,307
Special Mention	380	2,397	656	7,389	6,754	34,418	762	—	52,756
Substandard	—	1,225	2,941	4,471	3,945	15,759	3,045	344	31,730
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$132,617	$419,059	$781,510	$743,415	$589,927	$1,215,619	$1,170,977	$236,669	$5,289,793
YTD Gross Charge-offs	$14	$—	$12	$18	$1	$—	$4,480	$—	$4,525

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$79,874	$236,681	$181,703	$157,834	$150,449	$191,013	$—	$8,840	$1,006,394
Special Mention	—	—	—	—	83	4,343	—	—	4,426
Substandard	875	1,052	2,566	2,806	4,099	10,241	—	—	21,639
Doubtful	—	—	—	—	—	—	—	—	—
Total	$80,749	$237,733	$184,269	$160,640	$154,631	$205,597	$—	$8,840	$1,032,459
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$15,147	$53,718	$58,776	$69,355	$57,310	$59,130	$—	$2,431	$315,867
Special Mention	—	—	1,795	—	—	20	—	—	1,815
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,147	$53,718	$60,571	$69,355	$57,310	$59,564	$—	$2,431	$318,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$44,982	$68,442	$113,338	$101,216	$114,208	$120,576	$16,503	$64,832	$644,097
Special Mention	1,177	—	5,324	832	545	5,897	317	—	14,092
Substandard	—	—	—	—	785	242	—	—	1,027
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,159	$68,442	$118,662	$102,048	$115,538	$126,715	$16,820	$64,832	$659,216
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$50,179	$106,785	$139,026	$112,082	$144,363	$148,481	$16,337	$97,321	$814,574
Special Mention	—	—	—	4,000	4,171	17,592	—	—	25,763
Substandard	—	—	—	—	—	180	—	—	180
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,179	$106,785	$139,026	$116,082	$148,534	$166,253	$16,337	$97,321	$840,517
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-Family:
Risk Rating
Pass or not rated	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction and land development:
Risk Rating
Pass or not rated	$52,732	$105,616	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$243,796
Special Mention	—	325	—	—	—	—	—	—	325
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,732	$105,941	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$244,121
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Risk Rating
Pass or not rated	$82,096	$77,333	$63,187	$48,621	$25,608	$25,286	$125,002	$4,722	$451,855
Special Mention	1,225	34	359	2,126	922	2,022	843	—	7,531
Substandard	—	81	73	2	—	333	26	344	859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,321	$77,448	$63,619	$50,749	$26,530	$27,641	$125,871	$5,066	$460,245
YTD Gross Charge-offs	—	$—	$27	$—	$—	$—	$—	$—	27

Lease financing receivables:
Risk Rating
Pass or not rated	$34,335	$34,370	$15,427	$5,759	$2,226	$451	$—	$—	$92,568
Special Mention	—	23	46	41	73	48	—	—	231
Substandard	—	115	360	30	—	—	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,335	$34,508	$15,833	$5,830	$2,299	$499	$—	$—	$93,304
YTD Gross Charge-offs	—	$45	$124	$—	$4	$32	$—	$—	205

Aircraft:
Risk Rating
Pass or not rated	$36,972	$71,706	$40,778	$35,652	$23,933	$16,380	$—	$—	$225,421
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	312	—	446	—	—	758
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,972	$71,706	$40,778	$35,964	$23,933	$16,826	$—	$—	$226,179
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$350,828	$—	$350,828
Special Mention	—	—	—	—	—	—	100	—	100
Substandard	—	—	—	—	—	—	2,513	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$353,441	$—	$353,441
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$64	$—	$64

Consumer:
Risk Rating
Pass or not rated	$5,156	$2,403	$240	$94	$19	$1,256	$18,426	$—	$27,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	556	—	—	—	—	7	—	—	563
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,712	$2,403	$240	$94	$19	$1,263	$18,426	$—	$28,157
YTD Gross Charge-offs	$828	$1,170	$2	$1	$—	$1	$1,103	$—	$3,105

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated (1)	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total (1)	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
YTD Gross Charge-offs (1)	$23,534	$9,158	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$8,625	$9,954	$3,000	$295	$247	$47,383	$58,959	$—	$128,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	270	—	270
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,625	$9,954	$3,000	$295	$247	$47,383	$59,229	$—	$128,733
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,239	$—	$19,239

Grand Total:
Risk Rating
Pass or not rated	$614,658	$808,179	$757,773	$603,642	$558,960	$655,118	$1,143,030	$215,095	$5,356,455
Special Mention	2,402	382	7,524	6,999	5,794	29,922	1,260	—	54,283
Substandard	1,431	1,248	2,999	3,150	4,884	11,863	2,809	344	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$618,491	$809,809	$768,296	$613,791	$569,638	$696,903	$1,147,099	$215,439	$5,439,466
YTD Gross Charge-offs	$24,362	$10,383	$192	$14	$4	$33	$20,406	$—	$55,394

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended March 31,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,849	$(115)	$(18)	$40	$10,756	$10,337	$(800)	$(13)	$58	$9,582
Nonowner-occupied	4,140	(115)	—	—	4,025	3,047	3	—	1	3,051
Commercial real estate*:
Owner-occupied*	7,319	15	—	—	7,334
Nonowner-occupied*	12,523	(344)	—	—	12,179
Multi-Family*	2,714	93	—	—	2,807
Total commercial real estate*	22,556	(236)	—	—	22,320	25,830	145	—	20	25,995
Construction & land development	8,227	(200)	—	—	8,027	6,060	640	—	—	6,700
Commercial & industrial	2,527	89	—	—	2,616	4,236	(79)	—	1	4,158
Lease financing receivables	1,117	(57)	(11)	5	1,054	1,061	22	(24)	13	1,072
Aircraft	565	(11)	—	—	554	625	(10)	—	—	615
Home equity	7,378	247	—	1	7,626	5,501	247	—	1	5,749
Consumer:
Credit cards	1,379	(425)	(36)	19	937	1,074	83	(81)	11	1,087
Overdrafts	724	99	(190)	54	687	694	27	(238)	80	563
Automobile loans	11	(4)	—	1	8	32	(10)	—	2	24
Other consumer	283	(41)	(16)	15	241	501	90	(26)	15	580
Total Traditional Banking	59,756	(769)	(271)	135	58,851	58,998	358	(382)	202	59,176
Warehouse lines of credit	1,374	47	—	—	1,421	847	309	—	—	1,156
Total Core Banking	61,130	(722)	(271)	135	60,272	59,845	667	(382)	202	60,332

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	9,793	15,335	—	691	25,819	3,929	25,718	—	275	29,922
Other TRS commercial & industrial loans	68	92	—	2	162	61	56	—	30	147
Republic Credit Solutions	20,987	2,967	(4,254)	350	20,050	18,295	4,181	(4,545)	370	18,301
Total Republic Processing Group	30,848	18,394	(4,254)	1,043	46,031	22,285	29,955	(4,545)	675	48,370

Total	$91,978	$17,672	$(4,525)	$1,178	$106,303	$82,130	$30,622	$(4,927)	$877	$108,702

* The CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. For the three months ended March 31, 2024 presented above, the Total CRE line represents the ACLL Roll-forward information for the total CRE loan pool, as previously presented.

During the first quarter of 2025, the Company further segmented its Commercial Real Estate portfolio into Owner Occupied Commercial Real Estate, Nonowner Occupied Commercial Real Estate, and Multi-family. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL in the future. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL as of March 31, 2025. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2025 was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2024, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., loan modifications.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Loans on nonaccrual status*	$22,730	$22,619
Loans past due 90-days-or-more and still on accrual**	120	141
Total nonperforming loans	22,850	22,760
Other real estate owned	1,107	1,160
Total nonperforming assets	$23,957	$23,920

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.43%	0.42%
Nonperforming assets to total loans (including OREO)	0.45	0.44
Nonperforming assets to total assets	0.34	0.35

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.44%	0.44%
Nonperforming assets to total loans (including OREO)	0.46	0.46
Nonperforming assets to total assets	0.37	0.39
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$17,445	$17,331	$—	$—
Nonowner-occupied	57	81	—	—
Commercial real estate:
Owner-occupied	170	424	—	—
Nonowner-occupied	765	799	—	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	739	860	—	—
Lease financing receivables	92	147	—	—
Aircraft	771	56	—	—
Home equity	2,686	2,359	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	4	5	—	—
Other consumer	1	557	—	—
Total Traditional Banking	22,730	22,619	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	22,730	22,619	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	120	141
Total Republic Processing Group	—	—	120	141

Total	$22,730	$22,619	$120	$141

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2025			March 31, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$472	$16,973	$17,445	$368
Nonowner-occupied	24	33	57	17
Commercial real estate:
Owner-occupied	170	—	170	48
Nonowner-occupied	489	276	765	4
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	644	95	739	5
Lease financing receivables	—	92	92	—
Aircraft	80	691	771	—
Home equity	—	2,686	2,686	—
Consumer	5	—	5	21
Total	$1,884	$20,846	$22,730	$463

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2024			March 31, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$688	$16,643	$17,331	$246
Nonowner-occupied	25	56	81	15
Commercial real estate:
Owner-occupied	180	244	424	38
Nonowner-occupied	524	275	799	4
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	726	134	860	—
Lease financing receivables	—	147	147	—
Aircraft	—	56	56	—
Home equity	—	2,359	2,359	49
Consumer	562	—	562	—
Total	$2,705	$19,914	$22,619	$352

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
March 31, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,882	$1,776	$1,910	$6,568	$1,018,893	$1,025,461
Nonowner-occupied	—	—	—	—	311,955	311,955
Commercial real estate:
Owner-occupied	—	—	276	276	651,255	651,531
Nonowner-occupied	—	—	—	—	832,504	832,504
Multi-family	—	—	—	—	322,725	322,725
Construction & land development	—	—	—	—	238,562	238,562
Commercial & industrial	60	23	668	751	482,204	482,955
Lease financing receivables	22	4	134	160	92,999	93,159
Aircraft	—	—	—	—	219,292	219,292
Home equity	428	162	485	1,075	364,556	365,631
Consumer:
Credit cards	13	17	—	30	11,106	11,136
Overdrafts	95	22	1	118	661	779
Automobile loans	—	—	—	—	1,031	1,031
Other consumer	46	6	1	53	9,585	9,638
Total Traditional Banking	3,546	2,010	3,475	9,031	4,557,328	4,566,359
Warehouse lines of credit	—	—	—	—	569,502	569,502
Total Core Banking	3,546	2,010	3,475	9,031	5,126,830	5,135,861

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	30,344	30,344
Other TRS commercial & industrial loans	21	—	—	21	5,820	5,841
Republic Credit Solutions	6,631	1,510	120	8,261	109,486	117,747
Total Republic Processing Group	6,652	1,510	120	8,282	145,650	153,932

Total	$10,198	$3,520	$3,595	$17,313	$5,272,480	$5,289,793
Delinquency ratio***	0.19%	0.07%	0.07%	0.33%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due. RAs do not have a contractual due date but the Company considers a RA delinquent if it remains unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2024 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,320	$2,292	$2,403	$7,015	$1,025,444	$1,032,459
Nonowner-occupied	—	—	21	21	318,075	318,096
Commercial real estate:
Owner-occupied	—	—	244	244	658,972	659,216
Nonowner-occupied	—	275	—	275	840,242	840,517
Multi-family	—	—	—	—	313,444	313,444
Construction & land development	—	—	—	—	244,121	244,121
Commercial & industrial	104	15	785	904	459,341	460,245
Lease financing receivables	8	14	53	75	93,229	93,304
Aircraft	—	—	—	—	226,179	226,179
Home equity	714	204	478	1,396	352,045	353,441
Consumer:
Credit cards	25	3	—	28	16,436	16,464
Overdrafts	163	10	—	173	809	982
Automobile loans	11	—	—	11	1,145	1,156
Other consumer	41	1	1	43	9,512	9,555
Total Traditional Banking	3,386	2,814	3,985	10,185	4,558,994	4,569,179
Warehouse lines of credit	—	—	—	—	550,760	550,760
Total Core Banking	3,386	2,814	3,985	10,185	5,109,754	5,119,939

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	138,614	138,614
Other TRS commercial & industrial loans	—	—	—	—	52,180	52,180
Republic Credit Solutions	7,915	2,248	141	10,304	118,429	128,733
Total Republic Processing Group	7,915	2,248	141	10,304	309,223	319,527

Total	$11,301	$5,062	$4,126	$20,489	$5,418,977	$5,439,466
Delinquency ratio***	0.21%	0.09%	0.08%	0.38%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due. RAs do not have a contractual due date but the Company considers a RA delinquent if it remains unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	March 31, 2025		December 31, 2024
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$25,124	$—	$23,116	$—
Nonowner-occupied	127	—	414	—
Commercial real estate:
Owner-occupied	768	—	149	—
Nonowner-occupied	139	—	1,061	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	809	—	859	—
Lease financing receivables	—	660	—	504
Aircraft	—	1,079	—	758
Home equity	2,835	—	2,513	—
Consumer	—	6	—	563
Total Traditional Banking	$29,802	$1,745	$28,112	$1,825

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

Loan and Lease Modification Disclosures Pursuant to ASU 2022-02

The following tables show the amortized cost of loans and leases as of March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, segregated by portfolio segment and type of modification. The following tables show the amortized cost of loans and leases modified by type. The average deferral period was three months as of March 31, 2025.

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended March 31, 2025

(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Republic Processing Group	—	$—	—	$—	265	$63
Total Loan Modifications	—	$—	—	$—	265	$63

	Amortized Cost Basis of Modified Financing Receivables
	Three Months Ended March 31, 2024

(dollars in thousands)	Loans (#)	Rate Reduction ($)	Loans (#)	Term Extension ($)	Loans (#)	Principal Deferral ($)

Republic Processing Group	—	$—	—	$—	349	$75
Total Loan Modifications	—	$—	—	$—	349	$75

The following tables show the amortized cost of loans and leases as of March 31, 2025 and March 31, 2024 that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and March 31, 2024, segregated by type of modification. The following tables show the amortized cost of loans and leases modified by type.

	Total Loan Modification by Type
	Three Months Ended March 31, 2025
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Principal deferral	265	$63	—	$—
Total Loan Modifications	265	$63	—	$—

	Total Loan Modification by Type
	Three Months Ended March 31, 2024
	Accruing		Nonaccruing
(dollars in thousands)	Loans (#)	Recorded investment ($)	Loans (#)	Recorded investment ($)

Principal deferral	349	$75	—	$—
Total Loan Modifications	349	$75	—	$—

The following tables show the percentage of the amortized cost of loans and leases that were modified to borrowers in financial distress as compared to the amortized cost of each segment of financing receivable.

	Accruing Loan Modifications
	Three Months Ended March 31, 2025
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	265	$63	0.04%
Total Accruing Loan Modifications	265	$63	NM %

Nonaccruing Loan Modifications
Three Months Ended March 31, 2025
% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	—	$—	—%
Total Nonaccruing Loan Modifications	—	$—	—%

	Three Months Ended March 31, 2024
			% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	349	$75	0.04%
Total Accruing Loan Modifications	349	$75	NM %

Three Months Ended March 31, 2024
% of Total
		Amortized	of Financing
(dollars in thousands)	Loans	Cost Basis	Receivable

Republic Processing Group	—	$—	—%
Total Nonaccruing Loan Modifications	—	$—	—%

There were no commitments to lend additional amounts to the borrowers included in the previous loan modification tables.

The Company closely monitors the performance of loans and leases that have been modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following tables show the performance of such loans and leases that have been modified during the past twelve months as of March 31, 2025  and as of March 31, 2024.

	Accruing Loan Modifications
	As of March 31, 2025
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$8	$—	$—
Commercial & industrial	71	—	—
Republic Processing Group	150	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2025	$229	$—	$—

	Nonaccruing Loan Modifications
	As of March 31, 2025
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$—	$148	$—
Home equity	—	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2025	$—	$148	$—

	Accruing Loan Modifications
	As of March 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner occupied	$—	$—	$—
Commercial & industrial	—	—	—
Republic Processing Group	105	—	—
Total accruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2024	$105	$—	$—

	Nonaccruing Loan Modifications
	As of March 31, 2024
		30-89 Days	90+ Days
(in thousands)	Current	Past Due	Past Due

Residential real estate:
Owner-occupied	$609	$—	$—
Home equity	72	—	—
Total nonaccruing loan modifications to borrowers experiencing financial difficulty in which modifications were made in the twelve months ended March 31, 2024	$681	$—	$—

There was one modified loan that had a payment default during the three months ended March 31, 2025 that was modified in the twelve months prior to that default to borrowers experiencing financial difficulty. There were no modified loans or leases that had a payment default during the three months ended March 31, 2024 that was modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

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

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2025	December 31, 2024

Commercial real estate:
Owner-occupied	$—	$—
Nonowner-occupied	1,107	1,160
Multi-family	—	—
Total other real estate owned	$1,107	$1,160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	March 31, 2025	December 31, 2024

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$1,596	$1,562

Refund Advances

The Company’s TRS segment offered (i) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season and (ii) its RA product during the first two months of 2024, along with its ERA product during December 2023 and the first two weeks of 2024 for the 2024 Tax Season. The ERA originations during December 2024 and the first two weeks of 2025 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2025 tax season, while the ERA originations during December 2023 and the first two weeks of 2024 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2024 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, are recorded as recoveries of previously charged-off accounts.

Information regarding calendar year activities for RAs follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024

Refund Advances originated	$662,556	$771,091
Net charge to the Provision for RAs, including ERAs	15,335	25,718
Provision as a percentage of Ras originated, including ERAs	2.31%	3.34%
Refund Advances net charge-offs (recoveries)	$(691)	$(275)
Refund Advances net charge-offs (recoveries) to total Refund Advances originated	(0.10)%	(0.04)%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2025	December 31, 2024

Core Bank:
Demand	$1,217,881	$1,166,517
Money market accounts	1,362,185	1,295,024
Savings	236,290	238,596
Reciprocal money market	228,804	212,033
Individual retirement accounts (1)	34,766	34,543
Time deposits, $250 and over (1)	133,080	129,593
Other certificates of deposit (1)	257,843	239,643
Reciprocal time deposits (1)	74,354	80,016
Wholesale brokered deposits (1)	87,317	87,285
Total Core Bank interest-bearing deposits	3,632,520	3,483,250
Total Core Bank noninterest-bearing deposits	1,149,353	1,123,208
Total Core Bank deposits	4,781,873	4,606,458

Republic Processing Group:
Wholesale brokered deposits (1)	17,252	199,964
Interest-bearing prepaid card deposits	358,594	296,921
Money market accounts	22,292	22,647
Total RPG interest-bearing deposits	398,138	519,532

Noninterest-bearing prepaid card deposits	4,281	2,842
Other noninterest-bearing deposits	221,600	81,714
Total RPG noninterest-bearing deposits	225,881	84,556
Total RPG deposits	624,019	604,088

Total deposits	$5,405,892	$5,210,546
(1)	Includes time deposits.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

Securities sold under agreements to repurchase consist of short-term excess funds from correspondent banks, repurchase agreements, and overnight liabilities to deposit clients arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to clients are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings. Accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Should the fair value of currently pledged securities fall below the associated repurchase agreements, the Bank would be required to pledge additional securities. To mitigate the risk of under collateralization, the Bank typically pledges at least two percent more in securities than the associated repurchase agreements. All such securities are under the Bank’s control.

As of March 31, 2025 and December 31, 2024, all securities sold under agreements to repurchase had overnight maturities. Additional information regarding securities sold under agreements to repurchase and other short-term borrowings follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Outstanding balance at end of period	$89,718	$103,318
Weighted average interest rate at end of period	0.58%	0.53%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$125,761	$151,972
Total securities pledged	$125,761	$151,972

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024

Average outstanding balance during the period	$108,760	$102,592
Weighted average interest rate during the period	0.51%	0.51%
Maximum outstanding at any month end during the period	$112,826	$113,281

7. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Overnight advances	$—	$25,000
Fixed interest rate advances	370,000	370,000
Total FHLB advances	$370,000	$395,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity. FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2025 and December 31, 2024, Republic had available borrowing capacity of $722 million and $755 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of March 31, 2025 and December 31, 2024.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2025	$100,000	4.55%
2026	30,000	4.82
2027	80,000	4.01
2028	160,000	4.39
Total	$370,000	4.39%

As more fully disclosed in Footnote 11 “Interest Rate Swaps” in this section of the filing, the Bank elected to extend $100 million of FHLB borrowings during May and June of 2024 through a third-party, fixed rate swap to take advantage of the inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted average cost of all advances, including the impact of any corresponding swaps, is 4.35%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024

Average outstanding balance during the period	$150,778	$266,209
Weighted average interest rate during the period	4.42%	5.44%
Maximum outstanding at any month end during the period	$428,000	$760,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2025	December 31, 2024

First-lien, single family residential real estate	$1,165,788	$1,177,113
Home equity lines of credit	322,962	312,168
Multi-family commercial real estate	91,324	94,334
Commercial real estate	308,075	330,911

8. OFF BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments, for each period ended:

(in thousands)	March 31, 2025	December 31, 2024

Unused warehouse lines of credit	$405,998	$404,240
Unused home equity lines of credit	481,676	478,040
Unused loan commitments - other	1,128,625	1,093,990
Standby letters of credit	11,070	11,282
Total commitments	$2,027,369	$1,987,552

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

The following tables present a roll-forward of the ACLC for the three months ended March 31, 2025 and 2024:

	ACLC Roll-forward
	Three Months Ended
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$26	$—	$—	$105	$116	$(8)	$—	$—	$108
Unused home equity lines of credit	183	16	—	—	199	55	31	—	—	86
Unused construction lines of credit	677	60	—	—	737	820	(179)	—	—	641
Unused RCS lines of credit	300	(110)	—	—	190	—	—	—	—	—
Unused loan commitments - other	251	28	—	—	279	349	46	—	—	395

Total	$1,490	$20	$—	$—	$1,510	$1,340	$(110)	$—	$—	$1,230

The Company increased its ACLC $20,000 during the three months ended March 31, 2025 as unused commitments increased $40 million from December 31, 2024.

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

The Company acquired its TRUP investment in 2015 and considered the most recent bid price for the same instrument to approximate market value as of March 31, 2025. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below. Information as of March 31, 2025 is presented net of any applicable ACL.

	Fair Value Measurements at
	March 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$54,761	$290,935	$—	$345,696
Private label mortgage-backed security	—	—	1,515	1,515
Mortgage-backed securities - residential	—	237,330	—	237,330
Collateralized mortgage obligations	—	18,710	—	18,710
Corporate bonds	—	2,003	—	2,003
Trust preferred security	—	—	4,073	4,073
Total available-for-sale debt securities	$54,761	$548,978	$5,588	$609,327

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$724	$—	$724
Total equity securities with readily determinable fair value	$—	$724	$—	$724

Mortgage loans held for sale	$—	$9,140	$—	$9,140
Consumer loans held for sale	—	—	8,602	8,602
Rate lock commitments	—	535	—	535
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,723	—	6,723

Financial liabilities:
Mandatory forward contracts	$—	$69	$—	$69
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,723	—	6,723
Interest rate swap agreements on FHLB advances	—	2,133	—	2,133

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,775	$304,311	$—	$389,086
Private label mortgage-backed security	—	—	1,550	1,550
Mortgage-backed securities - residential	—	168,233	—	168,233
Collateralized mortgage obligations	—	19,243	—	19,243
Corporate bonds	—	2,009	—	2,009
Trust preferred security	—	—	4,034	4,034
Total available-for-sale debt securities	$84,775	$493,796	$5,584	$584,155

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair value	$—	$693	$—	$693

Mortgage loans held for sale	$—	$8,312	$—	$8,312
Consumer loans held for sale	—	—	5,443	5,443
Rate lock commitments	—	223	—	223
Mandatory forward contracts	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,588	—	6,588

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$6,588	$—	$6,588
Interest rate swap agreements on FHLB advances	—	647	—	647

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2025 and 2024.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label mortgage-backed security measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$1,550	$1,773
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	12	57
Principal paydowns	(47)	(58)
Balance, end of period	$1,515	$1,772

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

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label mortgage-backed security follows:

March 31, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,515	Discounted cash flow	(1) Constant prepayment rate	2.9% - 4.5%

			(2) Probability of default	0.5% - 9.2%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-backed security; therefore, the range presented is equivalent to the weighted average range.

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,550	Discounted cash flow	(1) Constant prepayment rate	1.5% - 2.6%

			(2) Probability of default	0.5% - 9.1%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-backed security; therefore, the range presented is equivalent to the weighted average range.

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$4,034	$4,118
Total gains or losses included in earnings:
Discount accretion	16	15
Net change in unrealized gain (loss)	23	(106)
Balance, end of period	$4,073	$4,027

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans held for sale. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2025 and December 31, 2024.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Aggregate fair value	$9,140	$8,312
Contractual balance	8,990	8,117
Unrealized gain	150	195

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2025 and 2024 for mortgage loans held for sale are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Interest income	$166	$86
Change in fair value	(45)	145
Total included in earnings	$121	$231

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2025 and December 31, 2024.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,602	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans held for sale, at fair value, were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Aggregate fair value	$8,602	$5,443
Contractual balance	8,657	5,476
Unrealized loss	(55)	(33)

The total amount of net gains from changes in fair value included in earnings for consumer loans held for sale, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Interest income	$1,078	$1,173
Change in fair value	(21)	14
Total included in earnings	$1,057	$1,187

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$266	$266
Lease financing receivables	—	—	170	170
Aircraft	—	—	75	75
Total collateral-dependent loans	$—	$—	$511	$511

Other real estate owned:
Commercial real estate:
Owner-occupied	$—	$—	$—	$—
Nonowner-occupied	—	—	1,107	$1,107
Multi-Family	—	—	—	—
Total other real estate owned	$—	$—	$1,107	$1,107

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans	$—	$—	$201	$201

Other real estate owned:
Commercial real estate
Owner-occupied	$—	$—	$—	$—
Nonowner-occupied	—	—	1,160	1,160
Multi-Family	—	—	—	—
Total other real estate owned	$—	$—	$1,160	$1,160

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$266	Appraisal	Appraisal discounts	12%-15% (14%)

Collateral-dependent loans - lease financing receivables	$170	Appraisal	Appraisal discounts	13% (13%)

Collateral-dependent loans - aircraft	$75	Appraisal	Appraisal discounts	34% (34%)

Other real estate owned - commercial real estate nonowner-occupied	$1,107	Appraisal	Appraisal discounts	59% (59%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Appraisal	Appraisal discounts	3% (3%)

Other real estate owned - commercial real estate	$1,160	Appraisal	Appraisal discounts	57% (57%)

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

The Provision on collateral-dependent loans follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Provision on collateral-dependent loans	$35	$(7)

Other Real Estate Owned

Details of other real estate owned carrying value and write downs follows:

(in thousands)	March 31, 2025	December 31, 2024

Other real estate owned carried at fair value	$1,107	$1,160
Total carrying value of other real estate owned	$1,107	$1,160

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Other real estate owned write-downs during the period	$53	$53

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		March 31, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$793,020	$793,020	$—	$—	$793,020
Available-for-sale debt securities	609,327	54,761	548,978	5,588	609,327
Held-to-maturity debt securities	5,612	—	5,565	—	5,565
Equity securities with readily determinable fair values	724	—	724	—	724
Mortgage loans held for sale, at fair value	9,140	—	9,140	—	9,140
Consumer loans held for sale, at fair value	8,602	—	—	8,602	8,602
Consumer loans held for sale, at the lower of cost or fair value	23,523	—	—	23,654	23,654
Loans, net	5,183,490	—	—	5,054,167	5,054,167
Federal Home Loan Bank stock	26,748	—	—	—	NA
Accrued interest receivable	21,252	—	21,252	—	21,252
Mortgage servicing rights	6,876	—	16,975	—	16,975
Rate lock commitments	535	—	535	—	535
Interest rate swap agreements - Bank clients and institutional swap dealer	6,723	—	6,723	—	6,723

Liabilities:
Noninterest-bearing deposits	$1,375,234	$—	$1,375,234	$—	$1,375,234
Transaction deposits	3,426,046	—	3,426,046	—	3,426,046
Time deposits	604,612	—	590,380	—	590,380
Securities sold under agreements to repurchase and other short-term borrowings	89,718	—	89,718	—	89,718
Federal Home Loan Bank advances	370,000	—	373,336	—	373,336
Accrued interest payable	4,626	—	4,626	—	4,626
Mandatory forward contracts	69	—	69	—	69
Interest rate swap agreements - Bank clients and institutional swap dealer	6,723	—	6,723	—	6,723
Interest rate swap agreements on FHLB advances	2,133	—	2,133	—	2,133

		Fair Value Measurements at
		December 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$432,151	$432,151	$—	$—	$432,151
Available-for-sale debt securities	584,155	84,775	493,796	5,584	584,155
Held-to-maturity debt securities	10,778	—	10,735	—	10,735
Equity securities with readily determinable fair values	693	—	693	—	693
Mortgage loans held for sale, at fair value	8,312	—	8,312	—	8,312
Consumer loans held for sale, at fair value	5,443	—	—	5,443	5,443
Consumer loans held for sale, at the lower of cost or fair value	18,632	—	—	18,714	18,714
Loans, net	5,347,488	—	—	5,209,571	5,209,571
Federal Home Loan Bank stock	24,478	—	—	—	NA
Accrued interest receivable	20,128	—	20,128	—	20,128
Mortgage servicing rights	6,975	—	17,159	—	17,159
Rate lock commitments	223	—	223	—	223
Mandatory forward contracts	70	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588

Liabilities:
Noninterest-bearing deposits	$1,207,764	$—	$1,207,764	$—	$1,207,764
Transaction deposits	3,231,738	—	3,231,738	—	3,231,738
Time deposits	771,044	—	773,415	—	773,415
Deposits of discontinued operations	—	—	—	—	—
Securities sold under agreements to repurchase and other short-term borrowings	103,318	—	103,318	—	103,318
Federal Home Loan Bank advances	395,000	—	395,814	—	395,814
Accrued interest payable	5,153	—	5,153	—	5,153
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588
Interest rate swap agreements on FHLB advances	647	—	647	—	647

10. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans held for sale, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$8,312	$3,227
Origination of mortgage loans held for sale	41,233	27,046
Transferred from held for investment to held for sale	—	69,464
Proceeds from the sale of mortgage loans held for sale	(41,816)	(18,773)
Net gain (loss) on mortgage loans held for sale	1,411	(80)
Balance, end of period	$9,140	$80,884

Mortgage loans sold to the FHLB provide for the establishment of an LRA, which represents a recourse obligation of the FHLB for absorbing potential losses on loans sold to the FHLB and an asset to the Company. The funds withheld by the FHLB to settle these recourse obligations totaled $2 million and $1 million as of March 31, 2025 and December 31, 2024. In the event that the estimated losses are not realized within the portfolio, the LRA agreements provide for repayment of these funds to the Company. These receivables are recorded on the Company’s balance sheet at the present value of their expected future cash flows upon the establishment of the LRA, and adjusted on a quarterly basis based on changes in interest rates and the projected future cash flows. As of March 31, 2025 and December 31, 2024, the LRA had a carrying value on the Company’s balance sheet of $1 million and $572,000.

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Net gain realized on sale of mortgage loans held for sale	$1,283	$565
Fair value adjustment for correspondent loans reclassified to held for sale	—	(997)
Net change in fair value recognized on loans held for sale	(45)	145
Net change in fair value recognized on rate lock loan commitments	312	223
Net change in fair value recognized on forward contracts	(139)	(16)
Net gain (loss) recognized	1,411	(80)

Loan servicing income	825	816
Amortization of mortgage servicing rights	(415)	(426)
Net servicing income recognized	410	390
Total mortgage banking income	$1,821	$310

Activity for capitalized mortgage servicing rights was as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Balance, beginning of period	$6,975	$7,411
Additions	316	118
Amortized to expense	(415)	(426)
Balance, end of period	$6,876	$7,103

There was no valuation allowance for capitalized mortgage servicing rights for the three months ended March 31, 2025 and 2024.

Other information relating to mortgage servicing rights follows:

(dollars in thousands)	March 31, 2025	December 31, 2024

Fair value of mortgage servicing rights portfolio	$16,975	$17,159
Monthly weighted average prepayment rate of unpaid principal balance*	130%	125%
Discount rate	10.70%	10.25%
Weighted average foreclosure rate	0.08%	0.06%
Weighted average life in years	4.54	4.41
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans held for sale and mortgage banking derivatives as of the period ends presented:

	March 31, 2025		December 31, 2024
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,990	$9,140	$8,117	$8,312

Included in other assets:
Rate lock loan commitments	$21,901	$535	$12,592	$223
Mandatory forward contracts	—	—	18,776	70

Included in other liabilities:
Mandatory forward contracts	$28,100	$69	$—	$—

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

The following tables reflect information about swaps designated as cash flow hedges as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(2,133)	$100,000	$(647)
Total		$100,000	$(2,133)	$100,000	$(647)

						March 31, 2025		December 31, 2024
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(2,133)	$100,000	$(647)
Total	$100,000					$100,000	$(2,133)	$100,000	$(647)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Interest rate swaps on FHLB advances	$(46)	$—
Total interest (benefit) expense on swap transactions	$(46)	$—

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Gains (losses) recognized in OCI on derivative (effective portion)	$(1,440)	$—

Gains (losses) reclassified from OCI on derivative (effective portion)	(46)	—

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$144,127	$2,843	$103,707	$1,070
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	88,533	(3,880)	128,621	(5,518)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$232,660	$(1,037)	$232,328	$(4,448)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	88,533	3,880	128,621	5,518
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	144,127	(2,843)	103,707	(1,070)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$232,660	$1,037	$232,328	$4,448

Total		$465,320	$—	$464,656	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of March 31, 2025 and December 31, 2024, the Bank’s counterparties had cash of $360,000 and $4.2 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $850,000 and $0 pledged to its counterparties as of March 31, 2025 and December 31, 2024, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share and diluted earnings per share computations is presented below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024

Net income	$47,268	$30,606
Dividends declared on Common Stock:
Class A Shares	(7,799)	(6,986)
Class B Shares	(882)	(796)
Undistributed net income for basic earnings per share	38,587	22,824
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(39)	(36)
Undistributed net income for diluted earnings per share	$38,548	$22,788

Weighted average shares outstanding:
Class A Shares	17,561	17,456
Class B Shares	2,150	2,151
Effect of dilutive securities on Class A Shares outstanding	86	87
Weighted average shares outstanding including dilutive securities	19,797	19,694

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41
Undistributed earnings per share*	1.98	1.18
Total basic earnings per share - Class A Common Stock	$2.43	$1.59

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37
Undistributed earnings per share*	1.80	1.07
Total basic earnings per share - Class B Common Stock	$2.21	$1.44

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41
Undistributed earnings per share*	1.97	1.17
Total diluted earnings per share - Class A Common Stock	$2.42	$1.58

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37
Undistributed earnings per share*	1.79	1.06
Total diluted earnings per share - Class B Common Stock	$2.20	$1.43
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2025	2024

Antidilutive stock options	43,612	52,781
Average antidilutive stock options	35,218	52,781

13. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Available-for-Sale Debt Securities:
Unrealized gain on AFS debt securities	$4,917	$649
Net gains	4,917	649
Income tax expense related to items of other comprehensive income	(1,230)	(163)
Net of tax	$3,687	$486

Derivatives:
Change in fair value of derivatives	(1,440)	—
Reclassification amount for net derivative losses realized in income	(46)	—
Net losses	(1,486)	—
Tax effect	372	—
Net of tax	(1,114)	—

Total other comprehensive income components, net of tax	$2,573	$486

The following is a summary of the AOCI balances, net of tax:

		Change
(in thousands)	December 31, 2024	Three Months Ended March 31, 2025	March 31, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$3,687	$(10,066)
Unrealized loss on derivatives	(485)	(1,114)	(1,599)
Total unrealized gain (loss)	$(14,238)	$2,573	$(11,665)

		Change
(in thousands)	December 31, 2023	Three Months Ended March 31, 2024	March 31, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$486	$(19,922)
Total unrealized gain (loss)	$(20,408)	$486	$(19,922)

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended March 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$53,321	$3,028	$56,349	$29,812	$3,994	$12,533	$46,339	$102,688

Noninterest income:
Service charges on deposit accounts	3,439	20	3,459	—	—	1	1	3,460
Net refund transfer fees	—	—	—	13,893	—	—	13,893	13,893
Mortgage banking income (1)	1,821	—	1,821	—	—	—	—	1,821
Interchange fee income	3,044	—	3,044	33	—	—	33	3,077
Program fees (1)	—	—	—	—	767	3,055	3,822	3,822
Increase in cash surrender value of BOLI (1)	793	—	793	—	—	—	—	793
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Gain on sale of Visa Class B-1 Shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	2,230	—	2,230	21	—	—	21	2,251
Total noninterest income	15,364	20	15,384	13,947	767	3,056	17,770	33,154

Total net revenue	$68,685	$3,048	$71,733	$43,759	$4,761	$15,589	$64,109	$135,842

Net-revenue concentration (2)	51%	2%	53%	32%	4%	11%	47%	100%

	Three Months Ended March 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$48,259	$2,257	$50,516	$30,910	$3,508	$11,985	$46,403	$96,919

Noninterest income:
Service charges on deposit accounts	3,299	13	3,312	—	—	1	1	3,313
Net refund transfer fees	—	—	—	10,820	—	—	10,820	10,820
Mortgage banking income (1)	310	—	310	—	—	—	—	310
Interchange fee income	3,117	—	3,117	39	1	—	40	3,157
Program fees (1)	—	—	—	—	773	3,406	4,179	4,179
Increase in cash surrender value of BOLI (1)	754	—	754	—	—	—	—	754
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Other	869	—	869	24	—	—	24	893
Total noninterest income	8,296	13	8,309	10,883	774	3,407	15,064	23,373

Total net revenue	$56,555	$2,270	$58,825	$41,793	$4,282	$15,392	$61,467	$120,292

Net-revenue concentration (2)	46%	2%	48%	35%	4%	13%	52%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net refund transfer fees – An RT is a fee-based product offered by the Bank through Tax Providers with the Bank acting as an independent contractor of the Tax Providers. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from his federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check, direct deposit to the taxpayer’s personal bank account, or loaded to a prepaid card.

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

As of March 31, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended March 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$53,321	$3,028	$56,349	$29,812	$3,994	$12,533	$46,339	$102,688

Provision for expected credit loss expense	(769)	47	(722)	15,427	—	2,967	18,394	17,672

Net refund transfer fees	—	—	—	13,893	—	—	13,893	13,893
Mortgage banking income	1,821	—	1,821	—	—	—	—	1,821
Program fees	—	—	—	—	767	3,055	3,822	3,822
Gain on sale of Visa Class B-1 Shares	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income	9,453	20	9,473	54	—	1	55	9,528
Total noninterest income	15,364	20	15,384	13,947	767	3,056	17,770	33,154

Salaries and employee benefits	26,258	693	26,951	2,198	867	1,053	4,118	31,069
Technology, Equipment, and Communication	7,447	35	7,482	185	17	959	1,161	8,643
Occupancy	3,463	30	3,493	61	5	5	71	3,564
Marketing and development	288	—	288	75	—	1,024	1,099	1,387
Core conversion & contract consulting fees	5,714	—	5,714	—	—	—	—	5,714
Other noninterest expense (2)	6,736	114	6,850	704	171	106	981	7,831
Total noninterest expense	49,906	872	50,778	3,223	1,060	3,147	7,430	58,208

Income (loss) before income tax expense	19,548	2,129	21,677	25,109	3,701	9,475	38,285	59,962
Income tax expense (benefit)	3,836	480	4,316	5,498	806	2,074	8,378	12,694

Net income (loss)	$15,712	$1,649	$17,361	$19,611	$2,895	$7,401	$29,907	$47,268

Period-end assets	$5,797,416	$569,862	$6,367,278	$192,037	$386,362	$129,878	$708,277	$7,075,555

Period-end loans	$4,566,359	$569,502	5,135,861	$36,185	$—	$117,747	$153,932	$5,289,793

Period-end deposits	$4,741,912	$39,961	4,781,873	$178,510	$386,361	$59,148	$624,019	$5,405,892

Net interest margin	3.79%	2.68%	3.70%	NM	4.55%	NM	NM	6.28%

Net-revenue concentration*	51%	2%	53%	32%	4%	11%	47%	100%

	Three Months Ended March 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$48,259	$2,257	$50,516	$30,910	$3,508	$11,985	$46,403	$96,919

Provision for expected credit loss expense	358	309	667	25,774	—	4,181	29,955	30,622

Net refund transfer fees	—	—	—	10,820	—	—	10,820	10,820
Mortgage banking income	310	—	310	—	—	—	—	310
Program fees	—	—	—	—	773	3,406	4,179	4,179
Other noninterest income	7,986	13	7,999	63	1	1	65	8,064
Total noninterest income	8,296	13	8,309	10,883	774	3,407	15,064	23,373

Salaries and employee benefits	24,629	705	25,334	2,550	768	1,064	4,382	29,716
Technology, Equipment, and Communication	6,485	22	6,507	168	4	811	983	7,490
Occupancy	3,700	18	3,718	90	7	7	104	3,822
Marketing and development	484	—	484	155	—	1,285	1,440	1,924
Other noninterest expense (2)	6,096	133	6,229	1,549	175	66	1,790	8,019
Total noninterest expense	41,394	878	42,272	4,512	954	3,233	8,699	50,971

Income before income tax expense	14,803	1,083	15,886	11,507	3,328	7,978	22,813	38,699
Income tax expense	2,520	244	2,764	2,714	761	1,854	5,329	8,093

Net income	$12,283	$839	$13,122	$8,793	$2,567	$6,124	$17,484	$30,606

Period-end assets	$5,766,166	$463,664	$6,229,830	$106,401	$406,847	$132,514	$645,762	$6,875,592

Period-end loans	$4,573,650	$463,249	$5,036,899	$57,497	$—	$129,896	$187,393	$5,224,292

Period-end deposits	$4,807,143	$35,170	$4,842,313	$171,869	$334,991	$71,476	$578,336	$5,420,649

Net interest margin	3.33%	2.67%	3.30%	NM	5.07%	NM	NM	5.87%

Net-revenue concentration*	46%	2%	48%	35%	4%	13%	52%	100%

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

(2) Other noninterest expense includes FDIC insurance expense, Interchange related expense, Legal and professional fees, and Other noninterest expense.

NM - Not Meaningful

16. LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

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

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		March 31, 2025		December 31, 2024
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$77,392	$49,820	$72,415	$54,797
Life-to-date amortization		(24,204)	NA	(21,899)	NA
Low-income housing tax credit - Net		$53,188	$49,820	$50,516	$54,797
(1)	All obligations will be paid by the Company by December 31, 2038.
(2)	All obligations will be paid by the Company by December 31, 2039.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,

(in thousands)	2025	2024

Amortization expense	$2,305	$1,783
Tax credits recognized	(3,175)	(2,691)

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to the following:

●	the impact of inflation on the Company’s operations and credit losses;
●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	natural disasters impacting the Company’s results of operations;
●	changes in political and economic conditions;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	long-term and short-term interest rate fluctuations and the overall steepness of the U.S. Treasury yield curve, as well as their impact on the Company’s net interest income and mortgage banking operations;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	equity and fixed income market fluctuations;
●	client bankruptcies and loan defaults;
●	recession;
●	future acquisitions;
●	integrations of acquired businesses;
●	changes in technology;
●	changes in applicable laws and regulations or the interpretation and enforcement thereof;
●	changes in fiscal, monetary, regulatory, and tax policies;
●	changes in accounting standards;
●	monetary fluctuations;
●	changes to the Company’s overall internal control environment;
●	the Company’s ability to qualify for future R&D federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	information security breaches or cybersecurity attacks involving either the Company or one of the Company’s third-party service providers;
●	the impacts of actual or proposed tariffs to the US economy, market interest rates, and the Company’s results of operations;
●	the ability for the Company to achieve its projected savings from a new core system contract;
●	the ability to launch the new core system by the Company’s third quarter 2025 target date;
●	the ability of the Company to achieve savings from its new call center management system;
●	the ability of the Company to complete the sale of its consumer credit card portfolio; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Part II Item 1A “Risk Factors” of the current filing.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2024.

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

ACLL and Provision — As of March 31, 2025, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

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

During the first quarter of 2025, the Company further segmented its Commercial Real Estate portfolio into Owner Occupied Commercial Real Estate, Nonowner Occupied Commercial Real Estate, and Multi-family. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL in the future. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL as of March 31, 2025. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

BUSINESS SEGMENT COMPOSITION

As of March 31, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint. As of March 31, 2025, Republic had 47 banking centers with locations as follows:

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

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades. Loans range between $200,000 and $2,000,000 in size and have terms up to 20 years. The aircraft loan program is open to all fifty states. The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

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

See additional detail regarding the Warehouse Lending segment under Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

(III)  Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through Tax Providers. The majority of all the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024, TRS originated $139 million of ERAs related to tax returns that were anticipated to be filed during the first quarter 2025 tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
o	there is no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;

●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the ERA, including the failure to file a final federal tax return through a Republic Tax Provider:
o	no recourse to the taxpayer,
o	no negative credit reporting on the taxpayer, and
o	no collection efforts against the taxpayer.

The Company reports fees paid for the RAs, including ERAs, as interest income on loans. The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. RAs do not have a contractual due date, but as it did during 2024, the Company considered an RA delinquent during the first three months of 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs related to the 2025 Tax Season, of a given year are considered delinquent at June 30th of that year and charged-off.

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

 See additional detail regarding the RA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

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

(V) Republic Credit Solutions segment

Republic Credit Solutions segment — Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. The Bank uses third-party service providers for certain services such as marketing and loan servicing of RCS loans. Additional information regarding consumer loan products offered through RCS follows:

●	RCS line-of-credit products – Using separate third-party service providers, the Bank originates two line-of-credit products to generally subprime borrowers in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide the Bank with certain marketing, servicing, technology, and support services, while a separate third party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

●	The Bank sells participation interests in this product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s line-of-credit account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances held for sale through this program are carried at the lower of cost or fair value.

●	Similar to its LOC I product, the Bank provides oversight and supervision to a third party for its LOC II product. In return, this third party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

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

Recent Developments

The Company’s largest Tax Provider contract within TRS in terms of product volume expires in October 2025. The Company does not expect to enter into a new contract with this Tax Provider to replace its existing contract.

The ERAs and RAs originated through this Tax Provider represented approximately 67% of the total dollars of ERAs and RAs originated through TRS from December 2024 through March 2025. In addition, the net RT revenue generated through this Tax Provider during the first quarter of 2025 represented approximately 22% of the total net RT revenue generated through TRS for the first quarter of 2025.

In total, Management estimates that the TRS segment earned approximately 26% of its pre-tax net income from this existing contract for the 12-month period ended March 31, 2025.

OVERVIEW (Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024)

Total Company net income for the first quarter of 2025 was $47.3 million, an increase of $16.7 million over the same period in 2024. Diluted EPS also increased to $2.42 for the first quarter of 2025 compared to $1.58 for the same period in 2024. The increase in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income increased $3.4 million, 28%, from the first quarter of 2024 to the first quarter of 2025.

●	Net interest income increased $5.1 million, or 10%, from the first quarter of 2024 to the first quarter of 2025.

●	Provision was a net credit of $769,000 for the first quarter of 2025 compared to a net charge of $358,000 for the same period in 2024.

●	Noninterest income increased $7.1 million, or 85%, from the first quarter of 2024 to the first quarter of 2025.

●	Noninterest expense increased $8.5 million, or 21%, from the first quarter of 2024 to the first quarter of 2025.

Warehouse Lending segment

●	Net income increased $810,000, or 97%, from the first quarter of 2024 to the first quarter of 2025.

●	Net interest income increased $771,000, or 34%, from the first quarter of 2024 to the first quarter of 2025.

●	The Warehouse Provision was a net charge of $47,000 for the first quarter of 2025 compared to a net charge of $309,000 for the same period in 2024.

●	Average committed Warehouse lines increased to $968 million for the first quarter of 2025 from $929 million for the first quarter of 2024.

●	Average line usage was 47% during the first quarter of 2025 compared to 37% during the same period in 2024.

Tax Refund Solutions segment

●	Net income increased $10.8 million, or 123%, from the first quarter of 2024 to the first quarter of 2025.

●	Net interest income decreased $1.1 million, or 4%, from the first quarter of 2024 to the first quarter of 2025.

●	Overall, TRS recorded a net charge to the Provision of $15.4 million during the first quarter of 2025 compared to a net charge to the Provision of $25.8 million for the same period in 2024.

●	Noninterest income increased $3.1 million, or 28%, from the first quarter of 2024 to the first quarter of 2025.

●	Within noninterest income, net RT revenue increased $3.1 million from the first quarter of 2024 to the first quarter of 2025.

●	Noninterest expense was $3.2 million for the first quarter of 2025 compared to $4.5 million for the same period in 2024.

Republic Payment Solutions segment

●	Net income increased $328,000, or 13%, from the first quarter of 2024 to the first quarter of 2025.

●	Net interest income increased $486,000, or 14%, from the first quarter of 2024 to the first quarter of 2025.

●	Noninterest income was $767,000 for the first quarter of 2025 compared to $774,000 for the first quarter of 2024.

●	Noninterest expense was $1.1 million for the first quarter of 2025 and compared to $954,000 for the first quarter of 2024.

Republic Credit Solutions segment

●	Net income increased $1.3 million, or 21%, from the first quarter of 2024 to the first quarter of 2025.

●	Net interest income increased $548,000, or 5%, from the first quarter of 2024 to the first quarter of 2025.

●	Overall, RCS recorded a net charge to the Provision of $3.0 million during the first quarter of 2025 compared to a net charge of $4.2 million for the same period in 2024.

●	Noninterest income decreased $351,000, or 10%, from the first quarter of 2024 to the first quarter of 2025.

●	Noninterest expense was $3.1 million for the first quarter of 2025 and $3.2 million for the same period in 2024.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024)

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

The FOMC lowered the FFTR by 50 basis points on September 19, 2024, 25 basis points on November 8, 2024, and 25 more basis points on December 19, 2024 bringing the FFTR to 4.50% as of December 31, 2024. Management believes the 50-basis-point decrease to the FFTR in September 2024 was beneficial to the Company’s net interest income and net interest margin during the fourth quarter of 2024. Management also believes that the two 25-basis-point decreases to the FFTR during the fourth quarter of 2024 were not beneficial to the Company’s net interest income and net interest margin as the Company began to reach pricing floors on certain deposit products.

Subsequent to the end of the first quarter of 2025, the President announced the implementation of tariffs against many of the US’s global trading partners. In response, the value of equity markets fell, bond markets rallied and market interest rates declined out of recession fears resulting from these tariffs and the retaliatory actions from the US’s global trading partners. In addition, many market pundits began projecting a high probability of multiple reductions to the FFTR by the FOMC throughout the remainder of 2025, as a result of the potential negative impact of the tariffs to the US economy. At this time Management is unable to project the future interest rate environment including the future shape of the yield curve, which became more inverted subsequent to quarter-end as a result of these tariffs. Management believes that, based on the Company’s current balance sheet structure, any future reductions to the FFTR will likely have a negative impact to the Company’s net interest income and net interest margin. The amount of such impact to the Company’s net interest income and net interest margin resulting from any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Total Company net interest income was $102.7 million during the first quarter of 2025 compared to $96.9 million during the first quarter of 2024, representing a $5.8 million or 6% increase. The Total Company net interest margin increased 41 basis points to 6.28% during the first quarter of 2025 compared to 5.87% during the first quarter of 2024.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income was $53.3 million for the first quarter of 2025, a $5.1 million, or 10%, increase from $48.3 million during the first quarter of 2024 and was driven generally by a higher period-over-period net interest margin, and to a lesser degree, growth in average interest-earning assets. The Traditional Bank’s NIM increased from 3.33% during the first quarter of 2024 to 3.79% during the first quarter of 2025.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the first quarter of 2024 and the first quarter of 2025 were as follows:

●	Traditional Bank average loans declined from $4.63 billion with a weighted-average yield of 5.45% during the first quarter of 2024 to $4.58 billion with a weighted average yield of 5.61% during the first quarter of 2025. The comparison of average loans for the Traditional Bank was negatively impacted by the sale of $67 million in residential real estate loans during the second quarter of 2024 that were previously held for investment. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

●	Average interest-earning cash was $517 million with a weighted-average yield of 4.45% during the first quarter of 2025 compared to $454 million with a weighted-average yield of 5.57% for the first quarter of 2024. In addition, average investments were $620 million with a weighted-average yield of 3.48% during the first quarter of 2025 compared to $733 million with a weighted-average yield of 2.98% for the first quarter of 2024. In general, the Company strategically deployed a higher percentage of its proceeds from maturing investments over the past year into interest-earning cash for a better overall yield due to the inverted yield curve.

●	Further segmenting the Traditional Bank’s increased cost of interest-bearing liabilities:

o	The weighted-average cost of total interest-bearing deposits decreased from 2.68% during the first quarter of 2024 to 2.25% for the first quarter of 2025, while average interest-bearing deposit balances grew $101 million for the same periods. Included within this growth in interest-bearing deposits was a $278 million net increase in the average balances for business and consumer money market accounts, which generally pay more premium rates.

o	The average balance of FHLB borrowings decreased from $536 million for the first quarter of 2024 to $521 million for the first quarter of 2025, while the weighted-average cost of these borrowings decreased from 4.94% to 4.39% for the same time periods. The decrease in the overall weighted-average cost of FHLB borrowings resulted primarily from previous term-extension strategies implemented earlier in 2024 to take advantage of the then-inverted yield curve, as well as an approximate 100-basis point improvement in the cost of overnight borrowings as a result of Federal Reserve decreases to the Federal Funds Target Rate.

●	Average noninterest-bearing deposits decreased $87 million from the first quarter of 2024 to the first quarter of 2025. The decline in noninterest-bearing deposits is an on-going trend for banks, in general, dating back to the fourth quarter of 2022, as the overall interest rate environment highlighted by an inverted yield curve, combined with the competition for deposits, continued to make premium-rate, interest-bearing checking and savings deposits a more attractive alternative for consumer and business clients.

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

Warehouse Lending

Net interest income within Warehouse increased $771,000, or 34%, from the first quarter of 2024 to the first quarter of 2025. The rise in Warehouse net interest income was primarily driven by a $118 million increase in average outstanding Warehouse balances, while the Warehouse NIM remained relatively stable increasing 1 basis point from the first quarter of 2024 to the first quarter of 2025. Overall, Average outstanding Warehouse balances increased 35% from $340 million during the first quarter of 2024 to $458 million for the first quarter of 2025. Period-end committed Warehouse lines increased from $932 million to $975 million from March 31, 2024 to March 31 2025, while higher demand caused average usage rates for Warehouse lines to increase from 37% during the first quarter of 2024 to 47% for the first quarter of 2025.

Because consumer mortgage demand drives the usage of Warehouse lines of credit, overall line usage for the Warehouse segment has been sensitive, historically, to changes in interest rates on the long end of the yield curve. As a result, a decreasing interest rate environment for the long end of the yield curve could positively impact Warehouse demand if the long term interest rate declines are substantial. Alternatively, if interest rates only decline on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Republic Payment Solutions

Net interest income from the Company’s prepaid card division increased $486,000 from the first quarter of 2024 to the first quarter of 2025. Driving this increase at RPS was a reduction in the segment’s revenue share component for the first quarter of 2025, as the

Company’s largest marketer-servicer did not achieve the minimal contractual thresholds in order to earn a revenue share for the quarter. By contrast, this revenue share was $969,000 during the first quarter of 2024 and was recorded as interest expense in the segment’s income statement. At this time, Management is uncertain how much the revenue share component may be in the future as deposit balances originated through the segment’s largest marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share probable, but not certain.

Partially offsetting the positive benefit of the decreased revenue share, RPS earned a lower yield of 4.55% for its $373 million average of prepaid program balances for the first quarter of 2025 compared to a yield of 5.07% for the $375 million in average prepaid card balances for the first quarter of 2024. The lower earnings rate was driven by a decrease in the Federal Funds target rate of 100 basis points from the first quarter of 2024 to the first quarter of 2025.

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

The following table presents the average balance sheets for the three-month periods ended March 31, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$516,785	$5,670	4.45%	$454,426	$6,289	5.57%
Investment securities, including FHLB stock (a)	619,525	5,311	3.48	732,678	5,436	2.98
TRS Refund Advance loans (b)	276,877	33,290	48.76	287,806	34,652	48.42
RCS LOC products (b)	45,514	12,237	109.04	41,339	11,372	110.64
Other RPG loans (c) (f)	141,130	2,004	5.76	149,818	3,295	8.85
Outstanding Warehouse lines of credit (d) (f)	458,657	7,991	7.07	340,433	6,753	7.98
All other Core Bank loans (e) (f)	4,575,790	63,335	5.61	4,634,948	62,835	5.45

Total interest-earning assets	6,634,278	129,838	7.94	6,641,448	130,632	7.91

Allowance for credit losses	(102,271)			(96,446)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	389,994			280,618
Premises and equipment, net	32,513			33,889
Bank owned life insurance	107,599			104,305
Other assets (a)	273,643			255,758
Total assets	$7,335,756			$7,219,572

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,736,500	$2,667	0.62%	$1,833,566	$5,729	1.26%
Money market accounts	1,348,717	9,475	2.85	1,066,046	8,807	3.32
Time deposits	413,082	3,972	3.90	373,240	3,581	3.86
Reciprocal money market and time deposits	296,373	2,478	3.39	310,898	3,232	4.18
Brokered deposits	247,319	2,786	4.57	421,096	5,647	5.39

Total interest-bearing deposits	4,041,991	21,378	2.14	4,004,846	26,996	2.71

SSUARs and other short-term borrowings	108,760	137	0.51	102,592	130	0.51
Federal Home Loan Bank advances and other long-term borrowings	520,778	5,635	4.39	536,209	6,587	4.94

Total interest-bearing liabilities	4,671,529	27,150	2.36	4,643,647	33,713	2.92

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,491,084			1,490,048
Other liabilities	150,299			152,835
Stockholders’ equity	1,022,844			933,042
Total liabilities and stockholders’ equity	$7,335,756			$7,219,572

Net interest income		$102,688			$96,919

Net interest spread			5.58%			4.99%

Net interest margin			6.28%			5.87%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for Refund Advances and RCS line-of-credit products is composed entirely of loan fees.
c)	Interest income includes loan fees of $384,000 and $1.2 million for the three months ended March 31, 2025 and 2024.
d)	Interest income includes loan fees of $310,000 and $263,000 for the three months ended March 31, 2025 and 2024.
e)	Interest income includes loan fees of $1.3 million and $1.4 million for the three months ended March 31, 2025 and 2024.
f)	Average balances for loans include the principal balance of nonaccrual loans and loans held for sale, and are inclusive of all loan premiums, discounts, fees, and costs.

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

Table 2 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(619)	$792	$(1,411)
Investment securities, including FHLB stock	(125)	(905)	780
TRS Refund Advance loans	(1,362)	(1,314)	(48)
RCS LOC products	865	1,127	(262)
Other RPG loans	(1,291)	(182)	(1,109)
Outstanding Warehouse lines of credit	1,238	2,134	(896)
All other Core Bank loans	500	(808)	1,308
Net change in interest income	(794)	844	(1,638)

Interest expense:

Transaction accounts	(3,062)	(289)	(2,773)
Money market accounts	668	2,112	(1,444)
Time deposits	391	383	8
Reciprocal money market and time deposits	(754)	(145)	(609)
Brokered deposits	(2,861)	(2,062)	(799)
SSUARs and other short-term borrowings	7	8	(1)
Federal Home Loan Bank advances	(952)	(185)	(767)
Net change in interest expense	(6,563)	(178)	(6,385)

Net change in net interest income	$5,769	$1,022	$4,747

Provision

Total Company Provision was a net charge of $17.7 million for the first quarter of 2025 compared to a net charge of $30.6 million for the same period in 2024.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first quarter of 2025 was a net credit of $769,000 compared to a net charge of $358,000 for the first quarter of 2024.

The net credit of $769,000 for the first quarter of 2025 was driven, primarily, by the following:

●	The Traditional Bank recorded a credit to the Provision of $414,000 as a result of a reclassification of $5 million of consumer credit cards from loans held for investment into loans held for sale. The consumer credit card sale is expected to be completed during the second quarter of 2025.

●	The Traditional Bank recorded a net credit to the Provision of $491,000 during the first quarter of 2025 primarily related to a general improvement in the life-of-loan historical loss rates within certain categories of the Traditional Bank loan portfolio combined with a minimal net change in the Traditional Bank period-end loan balances for the quarter.

The net charge of $358,000 during the first quarter of 2024 was primarily driven by the following:

●	The Core Bank recorded a net charge to the Provision of $820,000 during the first quarter of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased in total during the first quarter, the segment experienced a change in loan mix generally growing in loan categories with higher loan loss reserve requirements.
●	The Core Bank recorded a net charge to the Provision of $309,000 resulting from general formula reserves applied to a $124 million increase in the outstanding Warehouse spot balances during the quarter.

●	Offsetting the above charges to Provision, the Core Bank recorded a credit to the Provision of $631,000 as a result of a reclass of $69 million of correspondent mortgage loans from loans held for investment into loans held for sale.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.29% as of March 31, 2025 compared to 1.31% as of December 31, 2024 and 1.29% as of March 31, 2024. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of March 31, 2025.

See the sections titled “Allowance for Credit Losses” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $47,000 for the first quarter of 2025 compared to a net charge of $309,000 for the same period in 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $19 million during the first quarter of 2025 compared to an increase of $124 million during the first quarter of 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2025, December 31, 2024, and March 31, 2024. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2025.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $15.4 million during the 2025 Tax Season compared to a net charge of $25.8 million for the 2024 Tax Season. Substantially all TRS Provisions in both periods were related to its RA, including ERAs, product. In addition to a decrease in total RA volume driving lower estimated loan losses during the quarter, the decrease in Provision from the first quarter of 2024 to the first quarter of 2025 primarily occurred because of the following two factors:

●	Payments received from the U.S. Treasury to fund federal tax refunds through March 31, 2025 were notably better than payments received through March 31, 2024; and

●	TRS recorded a larger percentage of its total ERA Provision during the fourth quarter of 2024 than it did for ERAs during the fourth quarter of 2023, effectively leading to a lower Provision during the first quarter of 2025 than the first quarter of 2024. TRS recorded a larger percentage of its total ERA Provision during the fourth quarter of 2024 versus the fourth quarter of 2023 due to the final loss rate realized from the ERAs originated December 2023, with that final loss rate applied to the ERAs originated during December 2024 in the Company’s fourth quarter 2024 Allowance calculation.

RAs related to the 2025 Tax Season were only originated during December of 2024 and the first two months of 2025, while RAs related to the 2024 Tax Season were only originated during December of 2023 and the first two months of 2024. As of March 31, 2025 and March 31, 2024, the Company estimated Allowance for RAs was 3.22% and 3.37% of total RAs/ERAs originated for the respective tax seasons. In June 2024, the Company charged off all unpaid RAs/ERAs for the 2024 Tax Season, which equated to 3.22% of those originated. The final loss rate of RAs/ERAs for the 2024 Tax Season was 3.11% of originations.

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

For factors affecting the comparison of the TRS results of operations for the first quarter of 2025 and the first quarter of 2024, see section titled “OVERVIEW (Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in Table 3 below, RCS recorded a net charge to the Provision of $3.0 million during the first quarter of 2025 compared to a net charge to the Provision of $4.2 million for the same period in 2024. The decrease in the Provision was driven primarily by a $1.1 million decrease in Provision for the LOC II product. The reduction in the Provision for the LOC II product was primarily the result of a $218,000 decrease in its Allowance for the first quarter of 2025 driven by a decline in period-end loan balances during the quarter. Conversely, the LOC II Allowance increased $856,000 during the first quarter of 2024 and was driven by an increase in period-end loan balances during the quarter combined with an increase in reserve requirements based an increase in historical charge-offs at that time.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.03% as of March 31, 2025, 16.30% as of December 31, 2024, and 14.09% as of March 31, 2024. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2025.

The following table presents net charges to the RCS Provision by product:

Table 3 — RCS Provision by Product

	Three Months Ended Mar. 31,
(dollars in thousands)	2025	2024	$ Change	% Change

Product:
Lines of credit	$2,989	$4,185	$(1,196)	(29)%
Healthcare receivables	(22)	(4)	(18)	450
Total	$2,967	$4,181	$(1,214)	(29)%

Table 4 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024

ACLL at beginning of period	$91,978	$82,130

Charge-offs:

Traditional Banking:
Residential real estate	(18)	(13)
Lease financing receivables	(11)	(24)
Consumer	(242)	(345)
Total Traditional Banking	(271)	(382)
Warehouse lines of credit	—	—
Total Core Banking	(271)	(382)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(4,254)	(4,545)
Total Republic Processing Group	(4,254)	(4,545)
Total charge-offs	(4,525)	(4,927)

Recoveries:

Traditional Banking:
Residential real estate	40	59
Commercial real estate	—	20
Commercial & industrial	—	1
Lease financing receivables	5	13
Home equity	1	1
Consumer	89	108
Total Traditional Banking	135	202
Warehouse lines of credit	—	—
Total Core Banking	135	202

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	691	275
Other TRS commercial & industrial loans	2	30
Republic Credit Solutions	350	370
Total Republic Processing Group	1,043	675

Total recoveries	1,178	877

Net loan recoveries (charge-offs)	(3,347)	(4,050)

Provision - Core Bank Loans	(722)	667
Provision - RPG Loans	18,394	29,955
Total Provision for All Loans	17,672	30,622
ACLL at end of period	$106,303	$108,702

Credit Quality Ratios - Total Company:

ACLL to total loans	2.01%	2.08%
ACLL to nonperforming loans	465	509
Net loan charge-offs (recoveries) to average loans	0.24	0.30

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.17%	1.20%
ACLL to nonperforming loans	265	313
Net loan charge-offs (recoveries) to average loans	0.01	0.01

Table 5 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	(0.01)%	(0.02)%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	0.03	0.05
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	0.39	1.54
Overdrafts	66.89	79.01
Automobile loans	(1.12)	(0.49)
Other consumer	0.09	0.48
Total Traditional Banking	0.01	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	12.26	12.21
Total Republic Processing Group	2.80	3.25
Total	0.24%	0.30%

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

The Company’s net charge-offs to average total Company loans decreased from 0.30% during the first quarter of 2024 to 0.24% during the first quarter of 2025, with net charge-offs decreasing $703,000, or 17%, and average total Company loans increasing $44 million, or 1%. The $703,000 decrease in net charge-offs was driven by a $659,000 decrease in RPG net charge-offs.

Noninterest Income

Total Company noninterest income increased $9.8 million during the first quarter of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $7.1 million, or 85%, from the first quarter of 2024 compared to the first quarter of 2025. The increase in noninterest income was primarily driven by the following:

●	Mortgage Banking income increased $1.5 million from the first quarter of 2024 to the first quarter of 2025. Approximately $1.0 million of the increase was the result of a negative fair value adjustment recorded during the first quarter of 2024 related to the $69 million of correspondent loans that were redesignated from held for investment to held for sale during the quarter. The remaining $500,000 of the increase was primarily related to a $23 million increase in the volume of fixed rate loans that were sold into the secondary market during the first quarter of 2025 compared to the first quarter of 2024.

●	The Traditional Bank recorded a $4.1 million gain on sale of Visa Class B-1 shares during the quarter. The Visa Class B-1 common stock was issued to Visa’s U.S. member banks during 2008 in connection with a reorganization and Initial Public Offering.

●	The Traditional Bank recorded a $1.6 million insurance recovery related to a $1.9 million charge-off recorded during the third quarter of 2024.

In addition to the previously noted items, the Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended March 31, 2025 and 2024 were $1.8 million and $1.7 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended March 31, 2025 and 2024 were $295,000 and $301,000.

Tax Refund Solutions segment

TRS’s noninterest income increased from $10.9 million for the first quarter of 2024 to $13.9 million for the first quarter of 2025. RT fees constituted the substantial majority of all TRS noninterest income for each of these quarters. Total RT fees increased $3.1 million during these time periods due to a 30% increase in the net revenue earned for each RT product. The better per-unit profitability was generally brought about by a select increase in prices for the product combined with a minimal change in the revenue being shared.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2025 and the first quarter of 2024, see section titled “OVERVIEW (Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024) - Tax Refund Solutions.”

Noninterest Expense

Total Company noninterest expense increased to $58.2 million for the first quarter of 2025 compared to $51.0 million for first quarter of 2024.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $8.5 million, or 21%, for the first quarter of 2025 compared to the same period in 2024. Notable line-item variances within the noninterest expense category included:

●	Salaries and employee benefits increased by a combined $1.6 million, or 7%, driven by a $1.5 million increase in estimated bonus-related expenses. The larger estimated bonus-related expenses for the first quarter of 2025 were due to an increased probability of a larger bonus payout for the year based on the Company’s strong first quarter operating results.

●	Equipment expenses increased $296,000, or 24%, over the first quarter of 2024. The higher expenses were primarily caused by an increase in depreciation expense due to the write-down of obsolete fixed assets related to the Company’s existing core operating system.

●	Technology expenses increased $625,000, or 13%, over the first quarter of 2024. The increase in Technology expense was generally driven by enhanced security and new ancillary systems, including approximately $229,000 in additional costs resulting from the transition to a new call center management system. Management expects to incur a net benefit in technology and communication costs in the future as a result of the new call center management system.

●	The Traditional Bank recorded $5.7 million during the first quarter of 2025 for Core Contract deconversion and consulting fees. Included within these costs were the following:

o	The Company is targeting the third quarter of 2025 to launch a new core system. Approximately $4.1 million of the $5.7 million expense was for contract negotiation assistance from a third-party consultant and was determined based on a percentage of anticipated savings over the five-year term of the new contract. Republic projects a savings in excess of $16 million over the contract’s five-year term. If the Company is unable to convert to the new Core System by the third quarter of 2025, it will likely not be able to convert until mid-2026. Such a delay would result in a postponement of the expected benefit from the new Core System’s contract savings until the new conversion date.

o	Approximately $1.6 million of this expense was related to data conversion and secondary system migration costs in preparation for the conversion to the new Core.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $793 million in cash and cash equivalents as of March 31, 2025 compared to $432 million as of December 31, 2024. Comparing average balances for the first three months of 2025 and 2024, the Company had average interest-earning cash and cash equivalent balances of $517 million for the first three months of 2025 compared to $454 million for the first three months of 2024.

The increase in average interest-earning cash was a strategic decision primarily resulting from the inverted yield curve as the yield for overnight cash remained a more appealing option throughout the first quarter of 2025 than longer-term investment alternatives.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.45% during the first three months of 2025. For cash held within the Bank’s banking center and ATM networks, the Bank does not earn interest.

Investment Securities

Table 7 — Purchases of Investment Securities

	Three Months Ended March 31, 2025
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2024
U.S. Government Agencies	$55,000	5.01	4.86	yrs
Mortgage-backed securities	79,584	5.20	5.53
Total	$134,584	5.12	5.26	yrs

Republic’s total investment portfolio increased $22 million from December 31, 2024 to March 31, 2025. The increase was driven by the purchases of $135 million in securities and $2 million of FHLB stock, which were partially offset by $105 million in calls and maturities of debt securities and $10 million in paydowns on mortgage-backed securities. The Company elected to generally maintain the excess cash it received from the decline in its investment portfolio in interest-earning cash due to its more attractive yield as compared to longer-term investment options.

Loan Portfolio

The composition of the loan portfolio follows:

Table 8 — Loan Portfolio Composition

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,025,461	$1,032,459	$(6,998)	(0.7)%
Nonowner-occupied	311,955	318,096	(6,141)	(1.9)
Commercial real estate:
Owner-occupied	651,531	659,216	(7,685)	(1.2)
Nonowner-occupied	832,504	840,517	(8,013)	(1.0)
Multi-Family	322,725	313,444	9,281	3.0
Construction & land development	238,562	244,121	(5,559)	(2.3)
Commercial & industrial	482,955	460,245	22,710	4.9
Lease financing receivables	93,159	93,304	(145)	(0.2)
Aircraft	219,292	226,179	(6,887)	(3.0)
Home equity	365,631	353,441	12,190	3.4
Consumer:
Credit cards	11,136	16,464	(5,328)	(32.4)
Overdrafts	779	982	(203)	(20.7)
Automobile loans	1,031	1,156	(125)	(10.8)
Other consumer	9,638	9,555	83	0.9
Total Traditional Banking	4,566,359	4,569,179	(2,820)	(0.1)
Warehouse lines of credit*	569,502	550,760	18,742	3.4
Total Core Banking	5,135,861	5,119,939	15,922	0.3

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	30,344	138,614	(108,270)	(78.1)
Other TRS commercial & industrial loans	5,841	52,180	(46,339)	(88.8)
Republic Credit Solutions	117,747	128,733	(10,986)	(8.5)
Total Republic Processing Group	153,932	319,527	(165,595)	(51.8)

Total loans**	5,289,793	5,439,466	(149,673)	(2.8)
Allowance for credit losses	(106,303)	(91,978)	(14,325)	15.6

Total loans, net	$5,183,490	$5,347,488	$(163,998)	(3.1)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $150 million, or 3%, during the first three months of 2025 to $5.3 billion as of March 31, 2025. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end balances for Traditional Banking loans decreased $3 million, or less than 1%, from December 31, 2024 to March 31, 2025. During March 2025, Management reached an agreement to sell $5 million of consumer credit cards that were previously classified as held for investment. The sale of these credit cards is expected to be completed during the second quarter of 2025.

In addition, Management has continued to generally maintain a stricter pricing strategy across all loan types due to the inverted yield curve and elevated funding costs in the market. This stricter pricing strategy has continued to lead to slower overall origination volume across most product types. Management believes it will maintain this stricter pricing strategy as long as the yield curve remains inverted, or flat, and incremental funding costs remain elevated. It is possible this stricter pricing policy could cause loan payoffs and paydowns to outpace new originations, leading to a decline in the Traditional Bank’s loan balances during 2025.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $19 million from December 31, 2024 to March 31, 2025. Due to the volatility and seasonality of the mortgage market, it is difficult to project future outstanding balances of Warehouse lines of credit. The growth of the Bank’s Warehouse Lending business greatly depends on the overall mortgage market and typically follows industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

Outstanding TRS loans decreased $155 million from December 31, 2024 to March 31, 2025 primarily reflecting the substantial paydown of ERAs originated during December 2024. In addition, TRS also received substantial paydowns of commercial loans made during the fourth quarter of 2024 to third-party tax-related businesses for their cash flow needs for the first quarter tax season. RAs, including ERAs, are only made during December of the previous year and the first two months of each year, with all unpaid RAs charged off by June 30th of each year.

Allowance for Credit Losses

As of March 31, 2025, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLS and an ACLC for expected losses in its securities portfolio and its off-balance sheet credit exposures, respectively. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLS and ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL increased to $106 million at March 31, 2025 compared to $92 million at December 31, 2024. As a percent of total loans, the total Company’s ACLL increased to 2.01% as of March 31, 2025 compared to 1.69% as of December 31, 2024. An analysis of the ACL by reportable segment follows:

Traditional Banking segment

The Traditional Banking ACLL decreased approximately $905,000 to $59 million as of March 31, 2025 driven primarily by general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank slightly decreased in total during the first three months of 2025, the segment experienced a decrease in its Allowance as a percentage of total loans primarily due to a reduction in reserve requirements brought about by a decrease in life-of-loan historical loss rates within the portfolio.

Warehouse Lending segment

The Warehouse ACLL remained at approximately $1 million, and the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing March 31, 2025 to December 31, 2024. As of March 31, 2025, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first three months of 2025.

Tax Refund Solutions

TRS recorded an increase to its ACLL primarily for estimated RAs originated during the first quarter of 2025. Including ERAs originated during the fourth quarter of 2024, TRS had a total Allowance for RAs of $26.0 million as of March 31, 2025 representing 3.22% of all RAs originated related to the first quarter 2025 tax season.

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

Republic Credit Solutions segment

The RCS ACLL decreased $1 million to $20 million as of March 31, 2025, with this decrease driven by a decrease in the RCS LOC I and RCS LOC II spot loan balances.

RCS maintained an ACLL for two distinct credit products offered as of March 31, 2025, including its line-of-credit products and its healthcare-receivables products. As of March 31, 2025, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables products to as high as 70.63% for its line-of-credit products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

Table 9 — Management’s Allocation of the Allowance for Credit Losses on Loans

	March 31, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,756	19%	1.05%	$10,849	20%	1.05
Nonowner-occupied	4,025	6	1.29	4,140	6	1.30
Commercial real estate
Owner-occupied	7,334	12	1.13	7,425	12	1.13
Nonowner-occupied	12,179	16	1.46	12,474	15	1.48
Multi-Family	2,807	6	0.87	2,657	6	0.85
Total commercial real estate	22,320	34	1.24	22,556	34	1.24
Construction & land development	8,027	5	3.36	8,227	4	3.37
Commercial & industrial	2,616	9	0.54	2,527	8	0.55
Lease financing receivables	1,054	2	1.13	1,117	2	1.20
Aircraft	554	4	0.25	565	4	0.25
Home equity	7,626	7	2.09	7,378	6	2.09
Consumer:
Credit cards	937	—	8.41	1,379	—	8.38
Overdrafts	687	—	88.19	724	—	73.73
Automobile loans	8	—	0.78	11	—	0.95
Other consumer	241	—	2.50	283	—	2.96
Total Traditional Banking	58,851	86	1.29	59,756	84	1.31
Warehouse lines of credit	1,421	11	0.25	1,374	10	0.25
Total Core Banking	60,272	97	1.17	61,130	94	1.19

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	25,819	1	85.09	9,793	3	7.06
Other TRS commercial & industrial loans	162	—	2.77	68	1	0.13
Republic Credit Solutions	20,050	2	17.03	20,987	2	16.30
Total Republic Processing Group	46,031	3	29.90	30,848	6	9.65
Total	$106,303	100	2.01	$91,978	100	1.69

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Loans rated “Special Mention” or PCD-Special Mention are considered Special Mention. The Bank’s Classified and Special Mention loans increased approximately $1.5 million during the first three months of 2025, driven primarily by a $3.2 million increase in residential real estate substandard loans.

See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 10 — Classified and Special Mention Loans

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	30,418	27,350	3,068	11
PCD - Substandard	1,312	1,378	(66)	(5)
Total Classified Loans	31,730	28,728	3,002	10

Special Mention	52,429	53,924	(1,495)	(3)
PCD - Special Mention	327	359	(32)	(9)
Total Special Mention Loans	52,756	54,283	(1,527)	(3)

Total Classified and Special Mention Loans	$84,486	$83,011	$1,475	2%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Nonperforming loans to total loans increased to 0.43% as of March 31, 2025 from 0.42% as of December 31, 2024, as the total balance of nonperforming loans increased by $90,000, or less than 1%, while total loans decreased $150 million during the first three months of 2025.

The ACLL to total nonperforming loans increased to 465% as of March 31, 2025 from 404% as of December 31, 2024, as the total ACLL increased $14 million and the balance of nonperforming loans increased by $90,000.

Table 11 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2025	December 31, 2024

Loans on nonaccrual status*	$22,730	$22,619
Loans past due 90-days-or-more and still on accrual**	120	141
Total nonperforming loans	22,850	22,760
Other real estate owned	1,107	1,160
Total nonperforming assets	$23,957	$23,920

Credit Quality Ratios - Total Company:
ACLL to total loans	2.01%	1.69%
Nonaccrual loans to total loans	0.43	0.42
ACLL to nonperforming loans	465	404
Nonperforming loans to total loans	0.43	0.42
Nonperforming assets to total loans (including OREO)	0.45	0.44
Nonperforming assets to total assets	0.34	0.35

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.17%	1.19%
Nonaccrual loans to total loans	0.44	0.44
ACLL to nonperforming loans	265	270
Nonperforming loans to total loans	0.44	0.44
Nonperforming assets to total loans (including OREO)	0.46	0.46
Nonperforming assets to total assets	0.37	0.39
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 12 — Nonperforming Loan Composition

	March 31, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$17,445	1.70%	$17,331	1.68%
Nonowner-occupied	57	0.02	81	0.03
Commercial real estate:
Owner-occupied	170	0.03	424	0.06
Nonowner-occupied	765	0.09	799	0.10
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	739	0.15	860	0.19
Lease financing receivables	92	0.10	147	0.16
Aircraft	771	0.35	56	0.02
Home equity	2,686	0.73	2,359	0.67
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	4	0.39	5	0.43
Other consumer	1	0.01	557	5.83
Total Traditional Banking	22,730	0.50	22,619	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	22,730	0.44	22,619	0.44

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	120	0.10	141	0.11
Total Republic Processing Group	120	0.08	141	0.04

Total nonperforming loans	$22,850	0.43%	$22,760	0.42%

Table 13 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
March 31, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	142	$5,227	69	$10,305	2	$1,913	213	$17,445
Nonowner-occupied	2	57	—	—	—	—	2	57
Commercial real estate:
Owner-occupied	—	—	1	170	—	—	1	170
Nonowner-occupied	—	—	2	765	—	—	2	765
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	3	97	2	642	—	—	5	739
Lease financing receivables	3	92	—	—	—	—	3	92
Aircraft	1	81	—	—	1	690	2	771
Home equity	43	1,482	8	1,204	—	—	51	2,686
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	4	—	—	—	—	1	4
Other consumer	1	1	—	—	—	—	1	1
Total Traditional Banking	196	7,041	82	13,086	3	2,603	281	22,730
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	196	7,041	82	13,086	3	2,603	281	22,730

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	120	—	—	—	—	NM	120
Total Republic Processing Group	NM	120	—	—	—	—	NM	120

Total	196	$7,161	82	$13,086	3	$2,603	281	$22,850

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2024 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,119	65	$10,247	2	$1,965	207	$17,331
Nonowner-occupied	3	81	—	—	—	—	3	81
Commercial real estate:
Owner-occupied	—	—	2	424	—	—	2	424
Nonowner-occupied	—	—	1	275	1	524	2	799
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	182	2	678	—	—	6	860
Lease financing receivables	—	—	1	147	—	—	1	147
Aircraft	1	56	—	—	—	—	1	56
Home equity	37	1,288	7	1,071	—	—	44	2,359
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	57	—	—	1	556	3	613
Total Traditional Banking	188	6,788	78	12,842	4	3,045	270	22,675
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	188	6,788	78	12,842	4	3,045	270	22,675

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	1	141	—	—	1	141
Total Republic Processing Group	—	—	1	141	—	—	1	141

Total	188	$6,788	79	$12,983	4	$3,045	271	$22,816

Table 14 — Roll-forward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Nonperforming loans at the beginning of the period	$22,760	$20,618
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	3,434	1,791
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,727)	(686)
Principal balance paydowns of loans nonperforming at both period ends	(541)	(1,012)
Net change in principal balance of other nonperforming loans*	(76)	663

Nonperforming loans at the end of the period	$22,850	$21,374
*	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 15 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Loans charged off	$—	$(13)
Loans transferred to OREO	—	(169)
Loan payoffs and paydowns	(556)	(154)
Loans returned to accrual status	(2,171)	(350)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,727)	$(686)

Based on the Bank’s review as of March 31, 2025, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.33% as of March 31, 2025 from 0.38% as of December 31, 2024. Core Bank delinquent loans to total Core Bank loans decreased to 0.18% as of March 31, 2025 from 0.20% as of December 31, 2024. With the exception of small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2025 and December 31, 2024 were on nonaccrual status.

Table 16 — Delinquent Loan Composition*

	March 31, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$6,568	0.64%	$7,015	0.68%
Nonowner-occupied	—	—	21	0.01
Commercial real estate:
Owner-occupied	276	0.04	244	0.04
Nonowner-occupied	—	—	275	0.03
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	751	0.16	904	0.20
Lease financing receivables	160	0.17	75	0.08
Aircraft	—	—	—	—
Home equity	1,075	0.29	1,396	0.39
Consumer:
Credit cards	30	0.27	28	0.17
Overdrafts	118	15.15	173	17.62
Automobile loans	—	—	11	0.95
Other consumer	53	0.55	43	0.45
Total Traditional Banking	9,031	0.20	10,185	0.22
Warehouse lines of credit	—	—	—	—
Total Core Banking	9,031	0.18	10,185	0.20

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	21	0.36	—	—
Republic Credit Solutions	8,261	7.02	10,304	8.00
Total Republic Processing Group	8,282	5.38	10,304	3.22

Total delinquent loans	$17,313	0.33%	$20,489	0.38%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 17 — Roll-forward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Delinquent loans at the beginning of the period	$20,489	$22,092
Loans that became delinquent during the period - Refund Advances*	—	—
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	3,412	2,499
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(4,496)	(2,250)
Principal balance paydowns of loans delinquent at both period ends	(103)	(598)
Net change in principal balance of other delinquent loans**	(1,989)	(331)
Delinquent loans at the end of period	$17,313	$21,412
*	RAs do not have a contractual due date but the Company considers a RA delinquent if it remains unpaid 35 days after the taxpayer’s tax return is submitted to the applicable taxing authority.
**	Includes relatively small consumer portfolios, e.g., RCS loans.

Table 18 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2025	2024

Loans charged off	$—	$(15)
Loans transferred to OREO	—	(169)
Loan payoffs and paydowns	(1,456)	(89)
Loans paid current	(3,040)	(1,977)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(4,496)	$(2,250)

Deposits

Table 19 — Deposit Composition

(dollars in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change

Core Bank:
Demand	$1,217,881	$1,166,517	$51,364	4%
Money market accounts	1,362,185	1,295,024	67,161	5
Savings	236,290	238,596	(2,306)	(1)
Reciprocal money market	228,804	212,033	16,771	8
Individual retirement accounts (1)	34,766	34,543	223	1
Time deposits, $250 and over (1)	133,080	129,593	3,487	3
Other certificates of deposit (1)	257,843	239,643	18,200	8
Reciprocal time deposits (1)	74,354	80,016	(5,662)	(7)
Wholesale brokered deposits (1)	87,317	87,285	32	0
Total Core Bank interest-bearing deposits	3,632,520	3,483,250	149,270	4
Total Core Bank noninterest-bearing deposits	1,149,353	1,123,208	26,145	2
Total Core Bank deposits	4,781,873	4,606,458	175,415	4

Republic Processing Group:
Wholesale brokered deposits (1)	17,252	199,964	(182,712)	(91)
Interest-bearing prepaid card deposits	358,594	296,921	61,673	21
Money market accounts	22,292	22,647	(355)	(2)
Total RPG interest-bearing deposits	398,138	519,532	(121,394)	(23)

Noninterest-bearing prepaid card deposits	4,281	2,842	1,439	51
Other noninterest-bearing deposits	221,600	81,714	139,886	171
Total RPG noninterest-bearing deposits	225,881	84,556	141,325	167
Total RPG deposits	624,019	604,088	19,931	3

Total deposits	$5,405,892	$5,210,546	$195,346	4%
(1)	Includes time deposits

Total period-end deposits increased $195 million from December 31, 2024 to $5.4 billion as of March 31, 2025, with Core Bank period-end deposits increasing $175 million and RPG period-end deposits increasing $20 million.

Within the Core Bank noninterest-bearing deposits increased by $26 million for the quarter with interest-bearing deposits increasing by $149 million during the same period. The increase in Core Bank interest-bearing deposits was driven by $124 million of growth in interest-bearing IOLTA, business and consumer money market accounts, which generally pay premium rates above sheet pricing.

While the Core Bank period-end noninterest-bearing deposits increased $26 million for the quarter, the average balances of Core Bank noninterest-bearing deposits decreased $81 million from the fourth quarter of 2024 to the first quarter of 2025. Overall, the Core Bank’s noninterest-bearing deposits have experienced a general quarterly decline in balances dating back to the fourth quarter of 2022. At this time, Management is unsure whether the increase in Core Bank period-end noninterest-bearing deposits represents a temporary reversal of this long-term decline in balances or a possible change in momentum going forward.

Within RPG, the $20 million increase in period-end deposit balances was the net result of the following notable fluctuations:

●	Noninterest-bearing deposits at TRS increased $161 million driven by short-term tax refund deposits from RTs;

●	Interest-bearing deposits at TRS declined $200 million due to the maturity of short-term brokered deposits used to partially fund RA and ERA loan volume for the 2025 Tax Season;

●	Total deposits at RCS increased $7 million due to an increase in excess deposits held at the Bank by the segment’s marketer-servicers; and

●	Prepaid card balances increased by approximately $51 million due primarily to growth in balances from the segment’s largest marketer-servicer.

Federal Home Loan Bank Advances

The Bank’s total FHLB advances were $370 million as of March 31, 2025 compared to $395 million as of December 31, 2024. There were no overnight borrowings as of March 31, 2025 compared to $25 million as of December 31, 2024. The Company has utilized FHLB advances over the past year to partially fund its noninterest-bearing deposit outflow and overall loan growth.

As of March 31, 2025, the Company’s $370 million of FHLB advances had a weighted-average maturity of 3.11 years and a weighted-average cost of 4.35%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

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

Table 20 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	March 31, 2025	December 31, 2024

Cash and cash equivalents	$793,020	$432,151
Unencumbered debt securities	408,777	432,183
Total liquid assets	1,201,797	864,334

Available borrowing capacity with the FHLB	749,652	755,288
Available borrowing capacity with the Federal Reserve	47,106	45,880
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	896,758	901,168

Total liquid assets and available borrowing capacity	$2,098,555	$1,765,502

The Company generally carried higher average interest-earning cash balances during the first three months of 2025 as the result of a strategic decision to maintain additional on-balance sheet liquidity above required minimums in response to the uncertainty of the economic environment.

The Bank had a period-end loan-to-deposit ratio (excluding brokered deposits) of 100% as of March 31, 2025 and 111% as of December 31, 2024. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of March 31, 2025, the Bank had approximately $1.2 billion in deposits from 224 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $1.9 billion, or 36%, of total deposits as of March 31, 2025. The 20 largest non-sweep deposit relationships represented approximately $378 million, or 7%, of the Company’s total deposit balances as of as of March 31, 2025. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on past experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, securities sold under agreements to repurchase, FHLB borrowings, and for other purposes, as required by law. As of March 31, 2025 and December 31, 2024, these pledged investment securities had a fair value of $201 million and $152 million.

Capital

Total stockholders’ equity increased from $992 million as of December 31, 2024 to $1.0 billion as of March 31, 2025. The increase in stockholders’ equity was primarily attributable to net income earned during the first three months of 2025 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of April 1, 2025, RB&T could, without prior approval, declare dividends of approximately $131 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 13.94% as of March 31, 2025 and 14.21% as of December 31, 2024. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 21 — Capital Ratios (1)

	As of March 31, 2025		As of December 31, 2024
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,078,747	17.84%	$1,042,149	16.98%
Republic Bank & Trust Company	1,023,378	16.94	989,800	16.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,002,818	16.58%	$965,243	15.73%
Republic Bank & Trust Company	947,449	15.68	912,968	14.89

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,002,818	16.58%	$965,243	15.73%
Republic Bank & Trust Company	947,449	15.68	912,968	14.89

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,002,818	13.75%	$965,243	14.07%
Republic Bank & Trust Company	947,449	12.97	912,968	13.29
(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 0 basis points lower than those presented in the table above as of March 31, 2025 and approximately 3 basis points lower than those presented in the table above as of December 31, 2024.

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

As of March 31, 2025, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2025 and ending March 31, 2026 based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 22 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2025	(2.3)%	(2.3)%	(5.5)%	(2.8)%	3.0%	6.1%	8.9%	12.0%
% Change from base net interest income as of December 31, 2024	3.4%	4.4%	(0.2)%	0.2%	1.5%	3.1%	4.4%	6.0%

Notable changes for the Bank’s interest rate sensitivity projections from December 31, 2024 to March 31, 2025 occurred in all scenarios. In general, the period-to-period improvements in the up-rate scenarios were generally tied to the Company’s average interest-earning cash balances, which increased from December 2024 to March 2025. As a result, the Bank’s earnings are more sensitive to fluctuations in short-term interest rates. Additionally, a reduction in short-term variable rate borrowings also contributed to the improvement. The benefit from the higher interest-earning cash balances was partially offset by lower projected interest income on loans as loan growth assumptions were lowered based on recent trends.

In the down-rate scenarios, the Company’s interest rate risk position notably deteriorated as the higher interest-earning cash balances that benefited net interest income in the up-rate scenarios are projected to cause similar corresponding declines to net interest income in the down-rate rate scenarios. In addition, the Company’s projected net interest income in down-rate scenarios for March 31, 2025 was also negatively impacted by revisions to the Bank’s deposit beta assumptions, as the Bank assumed a lower beta for deposit costs associated with its premium rate products. The Bank assumed this lower beta for its premium rate deposit products in anticipation of greater competition for deposits and liquidity in a declining interest rate environment. The lower net interest income in the down-rate scenarios is partially offset by assumed increases in mortgage banking income as rates fall and more borrowers gain incentive to refinance.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024).”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors discussed below and in Republic’s 2024 Form 10-K, which could materially affect the Company’s business, financial condition and results of operations in the future.

The Company plans to convert its core customer operating system during the 3rd quarter of 2025 and could encounter significant adverse developments. The Company plans to replace its core customer operating system (the “Core System”). The Core System, among many other functions, is used to track customer relationships, deposit accounts, and loan accounts. The Core System is integrated with many other customer-facing applications and ancillary back-office systems that are used to service customers. Changing the Core System will subject the Company to operational risks during and after the conversion, which may adversely impact the Company’s customers, including, but not limited to, possible disruptions to technology systems, loss of data, improperly posted transactions and the inability to correct transaction errors. While the Company has plans and procedures designed to prevent or limit the risks of a failure during and after the conversion of our Core System, there can be no assurance that any such adverse development(s) will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could result in the write-off of unidentified outages, damage the Company's reputation, result in a loss of customer business, subject the Company to regulatory scrutiny, and expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2025 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended March 31, 2025	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	434,410
February 1 - February 28	—	—	—	434,410
March 1 - March 31	—	—	—	434,410
Total	—	$—	—	434,410

The Company did not repurchase any of its shares during the first quarter of 2025. In addition, in connection with employee stock awards, there were 2,775 shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of March 31, 2025 the Company had 434,410 shares which could be repurchased under its current share repurchase programs.

During the first quarter of 2025, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the Three months ended March 31, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the Three months ended March 31, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the Three months ended March 31, 2025 and 2024 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 8, 2025	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: May 8, 2025	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer