Form 10-Q
period 2025-06-30
REPUBLIC BANCORP INC /KY/
filed 2025-08-07
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2025 was 17,381,648 and 2,148,876.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2024 Tax Season	December 2023 through February 2024
2025 Tax Season	December 2024 through February 2025
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&D	Construction and Development
C&I	Commercial and Industrial
CCAD	Commercial Credit Administration Department
CD	Certificate of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
DTA	Deferred Tax Asset
EPS	Earnings Per Share
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held to Maturity
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
MBS	Mortgage Backed Securities
MSRs	Mortgage Servicing Rights
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group
RPS	Republic Payment Solutions
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Right
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TBA	To Be Announced
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	June 30,	December 31,
	2025	2024
ASSETS

Cash and cash equivalents	$484,808	$432,151
Available-for-sale debt securities, at fair value (amortized cost of $715,554 in 2025 and $602,493 in 2024, allowance for credit losses of $0 in 2025 and 2024)	705,716	584,155
Held-to-maturity debt securities (fair value of $5,408 in 2025 and $10,735 in 2024, allowance for credit losses of $0 in 2025 and 2024)	5,434	10,778
Equity securities with readily determinable fair value	756	693
Mortgage loans held for sale, at fair value	8,850	8,312
Consumer loans held for sale, at fair value	8,312	5,443
Consumer loans held for sale, at the lower of cost or fair value	19,640	18,632
Loans	5,373,020	5,439,466
Allowance for credit losses	(81,760)	(91,978)
Loans, net	5,291,260	5,347,488
Federal Home Loan Bank stock, at cost	24,568	24,478
Premises and equipment, net	36,651	32,309
Right-of-use assets	34,327	36,182
Goodwill	40,516	40,516
Other real estate owned	1,054	1,160
Bank owned life insurance	108,738	107,125
Other assets and accrued interest receivable	200,287	197,245

TOTAL ASSETS	$6,970,917	$6,846,667

LIABILITIES

Deposits:
Noninterest-bearing	$1,223,016	$1,207,764
Interest-bearing	4,094,223	4,002,782
Total deposits	5,317,239	5,210,546

Securities sold under agreements to repurchase and other short-term borrowings	72,103	103,318
Operating lease liabilities	35,335	37,121
Federal Home Loan Bank advances	370,000	395,000
Other liabilities and accrued interest payable	116,134	108,653

Total liabilities	5,910,811	5,854,638

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,378,294 shares (2025) and 17,297,878 shares (2024) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,148,876 shares (2025) and 2,150,090 shares (2024) issued and outstanding	4,597	4,587
Additional paid in capital	153,733	148,053
Retained earnings	911,337	853,627
Accumulated other comprehensive loss	(9,561)	(14,238)

Total stockholders’ equity	1,060,106	992,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,970,917	$6,846,667

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME:

Loans, including fees	$88,940	$87,222	$207,797	$206,129
Taxable investment securities	5,778	4,528	10,335	8,980
Federal Home Loan Bank stock and other	7,485	5,950	13,909	13,223
Total interest income	102,203	97,700	232,041	228,332

INTEREST EXPENSE:

Deposits	21,850	25,773	43,228	52,769
Securities sold under agreements to repurchase and other short-term borrowings	140	132	277	262
Federal Home Loan Bank advances	4,011	3,259	9,646	9,846
Total interest expense	26,001	29,164	53,151	62,877

NET INTEREST INCOME	76,202	68,536	178,890	165,455

Provision for expected credit loss expense on loans	1,823	5,143	19,495	35,765

NET INTEREST INCOME AFTER PROVISION	74,379	63,393	159,395	129,690

NONINTEREST INCOME:

Service charges on deposit accounts	3,505	3,526	6,965	6,839
Net refund transfer fees	2,567	3,811	16,460	14,631
Mortgage banking income	1,896	1,612	3,717	1,922
Interchange fee income	3,200	3,351	6,277	6,508
Program fees	4,451	4,398	8,273	8,577
Increase in cash surrender value of bank owned life insurance	821	792	1,614	1,546
Net losses on other real estate owned	(53)	(48)	(106)	(101)
Gain on sale of Visa Class B-1 shares	—	—	4,090	—
Other	1,257	904	3,508	1,797
Total noninterest income	17,644	18,346	50,798	41,719

NONINTEREST EXPENSE:

Salaries and employee benefits	30,801	29,143	61,870	58,859
Technology, equipment, and communication	8,684	7,340	17,327	14,830
Occupancy	3,391	3,409	6,955	7,231
Marketing and development	1,243	2,705	2,630	4,629
FDIC insurance expense	731	748	1,550	1,520
Interchange related expense	1,488	1,412	3,124	2,710
Legal and professional fees	666	770	1,784	1,825
Core conversion and contract consulting fees	182	—	5,896	—
Merger expense	—	—	—	41
Other	4,447	4,107	8,705	8,960
Total noninterest expense	51,633	49,634	109,841	100,605

INCOME BEFORE INCOME TAX EXPENSE	40,390	32,105	100,352	70,804
INCOME TAX EXPENSE	8,906	6,899	21,600	14,992
NET INCOME	$31,484	$25,206	$78,752	$55,812

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.62	$1.31	$4.04	$2.88
Class B Common Stock	1.47	1.18	3.68	2.62

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.61	$1.30	$4.03	$2.87
Class B Common Stock	1.47	1.18	3.66	2.61

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$31,484	$25,206	$78,752	$55,812

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	(733)	(446)	(2,173)	(446)
Reclassification amount for net derivative losses realized in income	(45)	(91)	(91)	(91)
Unrealized gain on AFS debt securities	3,583	2,043	8,500	2,692
Total other comprehensive income before income tax	2,805	1,506	6,236	2,155
Income tax expense related to items of other comprehensive income	(701)	(377)	(1,559)	(540)
Total other comprehensive income, net of tax	2,104	1,129	4,677	1,615

COMPREHENSIVE INCOME	$33,588	$26,335	$83,429	$57,427

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2025	17,368	2,150	$4,594	$151,473	$889,687	$(11,665)	$1,034,089

Net income	—	—	—	—	31,484	—	31,484
Net change in AOCI	—	—	—	—	—	2,104	2,104
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,803)	—	(7,803)
Class B Shares ($0.410 per share)	—	—	—	—	(881)	—	(881)
Stock options exercised, net of shares withheld	10	—	2	937	(949)	—	(10)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	159	—	—	159
Designated key employees	—	—	—	(11)	—	—	(11)
Employee stock purchase plan - Class A Common Stock	3	—	—	191	—	—	191
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	(3)	—	1	797	(137)	—	661
Stock options	—	—	—	159	—	—	159

Balance, June 30, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

	Three Months Ended June 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2024	17,260	2,151	$4,578	$142,091	$808,836	$(19,922)	$935,583

Net income	—	—	—	—	25,206	—	25,206
Net change in AOCI	—	—	—	—	—	1,129	1,129
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(6,996)	—	(6,996)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	10	—	2	706	(472)	—	236
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	46	—	—	46
Deferred compensation - Class A Common Stock:
Directors	—	—	1	376	—	—	377
Designated key employees	—	—	—	229	—	—	229
Employee stock purchase plan - Class A Common Stock	4	—	1	213	—	—	214
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	—	—	(1)	279	(282)	—	(4)
Stock options	—	—	—	163	—	—	163

Balance, June 30, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

	Six Months Ended June 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	78,752	—	78,752
Net change in AOCI	—	—	—	—	—	4,677	4,677
Dividends declared on Common Stock:
Class A Shares ($0.902 per share)	—	—	—	—	(15,602)	—	(15,602)
Class B Shares ($0.820 per share)	—	—	—	—	(1,763)	—	(1,763)
Stock options exercised, net of shares withheld	46	—	10	3,608	(3,253)	—	365
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Net change in notes receivable on Class A Common Stock	—	—	—	(48)	—	—	(48)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	302	—	—	302
Designated key employees	18	—	(1)	258	(179)	—	78
Employee stock purchase plan - Class A Common Stock	6	—	1	367	—	—	368
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	72	—	—	72
Restricted stock, net of shares withheld	10	—	—	814	(181)	—	633
Stock options	—	—	—	315	—	—	315

Balance, June 30, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

	Six Months Ended June 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	55,812	—	55,812
Net change in AOCI	—	—	—	—	—	1,615	1,615
Dividends declared on Common Stock:
Class A Shares ($0.814 per share)	—	—	—	—	(13,982)	—	(13,982)
Class B Shares ($0.740 per share)	—	—	—	—	(1,592)	—	(1,592)
Stock options exercised, net of shares withheld	47	—	28	17	(909)	—	(864)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	46	—	—	46
Deferred compensation - Class A Common Stock:
Directors	—	—	—	511	—	—	511
Designated key employees	11	—	—	396	—	—	396
Employee stock purchase plan - Class A Common Stock	8	—	2	396	—	—	398
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	72	—	—	72
Restricted stock, net of shares withheld	1	—	(2)	245	(320)	—	(77)
Stock options	—	—	—	332	—	—	332

Balance, June 30, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
OPERATING ACTIVITIES:

Net income	$78,752	$55,812
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	4,269	3,025
Net accretion and amortization on loans and deposits	(1,947)	(1,442)
Unrealized and realized losses on equity securities with readily determinable fair value	(63)	(107)
Depreciation of premises and equipment	3,540	3,565
Amortization of mortgage servicing rights	827	849
Provision for on-balance sheet exposures	19,495	35,765
Provision for off-balance sheet exposures	10	(230)
Net gain on sale of mortgage loans held for sale	(2,894)	(1,017)
Origination of mortgage loans held for sale	(93,021)	(79,752)
Proceeds from sale of mortgage loans held for sale	95,377	75,290
Net gain on sale of consumer loans held for sale	(7,100)	(7,044)
Origination of consumer loans held for sale	(587,778)	(590,488)
Proceeds from sale of consumer loans held for sale	590,673	589,339
Net gain realized on sale of other real estate owned	—	(4)
Writedowns of other real estate owned	106	105
Deferred compensation expense - Class A Common Stock	380	907
Stock-based awards and ESPP expense - Class A Common Stock	1,075	387
Amortization of right-of-use assets	3,049	2,971
Repayment of operating lease liabilities	(2,985)	(2,937)
Increase in cash surrender value of bank owned life insurance	(1,614)	(1,546)
Net change in other assets and liabilities:
Accrued interest receivable	(651)	(1,089)
Accrued interest payable	(676)	(237)
Other assets	(5,085)	(5,647)
Other liabilities	7,899	(1,270)
Net cash provided by operating activities	101,638	75,205

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(318,782)	(50,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	205,765	163,090
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	5,344	284
Net change in outstanding warehouse lines of credit	(121,013)	(209,288)
Net change in other loans, net of allowance	154,886	81,063
Proceeds from sale of mortgage loans transferred to held for sale	—	67,176
Net proceeds from sale of consumer loans transferred to held for sale	5,305	—
Purchases of Federal Home Loan Bank stock	(90)	(70)
Proceeds from sale of other real estate owned	—	173
Investments in low-income housing tax partnerships	(10,085)	(6,190)
Net purchases of premises and equipment	(4,909)	(3,378)
Net cash (used in) provided by investing activities	(83,579)	42,860

FINANCING ACTIVITIES:
Net change in deposits	106,693	15,884
Net change in securities sold under agreements to repurchase and other short-term borrowings	(31,215)	(25,020)
Payments of Federal Home Loan Bank advances	(503,000)	(760,000)
Proceeds from Federal Home Loan Bank advances	478,000	750,000
Repurchase of Class A Common Stock	(72)	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	313	338
Net proceeds from option exercises and equity awards vested - Class A Common Stock	365	(864)
Cash dividends paid	(16,486)	(14,911)
Net cash (used in) provided by financing activities	34,598	(34,573)

NET CHANGE IN CASH AND CASH EQUIVALENTS	52,657	83,492
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	432,151	316,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484,808	$400,059
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$53,827	$63,115
Income taxes	16,128	16,050
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$693	$468
Transfers from loans to real estate acquired in settlement of loans	—	169
Net transfers from loans held for investment to loans held for sale	4,977	68,173
New unfunded obligations in low-income-housing investments	7,000	11,000
Right-of-use assets obtained in exchange for new operating lease liabilities	1,194	—
Premises and equipment obtained through the use of vendor credits	2,973	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –JUNE 30, 2025 and 2024 AND DECEMBER 31, 2024 (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc., and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as, its wholly owned subsidiary, RBT Insurance Agency LLC. All significant intercompany balances and transactions are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2024. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The Company’s Executive Chair and Chief Executive Officer serve as the Company’s CODM’s. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM’s regularly review and utilize to allocate resources and assess performance.

Core Bank

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products primarily to customers in the Company’s market footprint ,with all products and services generally offered under the Company’s traditional RB&T brand. As of June 30, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, as well as short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank.

Other sources of Traditional Banking income include service charges on deposit accounts, mortgage banking income, debit and credit card interchange fee income, title insurance commissions, swap fee income and increases in the cash surrender value of BOLI.

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

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse LOC for an average of 15 to 30 days. Advances for reverse mortgage loans and construction loans typically remain on the LOC longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual advance during the time the advance remains on the warehouse LOC and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

Republic Processing Group

(III)	Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024 and 2003, TRS originated ERAs related to tax returns that were anticipated to be filed during the first quarter of the following tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees paid for RAs, including ERAs, as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since RAs do not have a contractual due date, the Company considered an RA delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2025, RAs that were subject to Tax Provider loan loss guarantees were charged-off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables are expected to be settled during the third quarter of 2025. RAs collected during the second half of the year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

(IV)Republic Payment Solutions segment

The RPS segment offers a range of payment-related products and services to consumers through third-party service providers. Through the Bank, the RPS segment offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, automatic teller machine withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, automated teller machine withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

Through the Bank, the RPS segment participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company has not shared interest income revenue with its largest prepaid marketer-servicer for the three and six months ended June 30, 2025, as minimum deposit balance thresholds were not met.

(V)	Republic Credit Solutions segment

Through the Bank, the RCS segment offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for (1) RCS’ LOC products, (2) RCS’ installment loan product and (3) RCS’ healthcare receivables products.

LOC Products:

Through the Bank, RCS uses third-party service providers to originate two LOC products to generally subprime borrowers or near-prime borrowers. in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

The Bank sells participation interests in this product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s LOC account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Similar to its LOC I product, the Bank provides oversight and supervision to a third-party for its LOC II product. In return, this third-party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

The Bank sells 95% participation interests in the LOC II product. These participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Installment Loan Product:

Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Healthcare Receivables Products:

Through RCS, Bank originates healthcare receivables products across the U.S. through three different third-party service providers.

For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default.

For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “Program fees.”

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the six months ended June 30, 2025:

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities along with the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$309,918	$71	$(3,566)	$306,423
Private label mortgage-backed security	48	1,441	—	1,489
Mortgage-backed securities - residential	381,853	1,533	(8,788)	374,598
Collateralized mortgage obligations	18,837	25	(732)	18,130
Corporate bonds	1,003	—	(2)	1,001
Trust preferred security	3,895	180	—	4,075
Total available-for-sale debt securities	$715,554	$3,250	$(13,088)	$705,716

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$395,609	$4	$(6,527)	$389,086
Private label mortgage-backed security	121	1,429	—	1,550
Mortgage-backed securities - residential	180,765	193	(12,725)	168,233
Collateralized mortgage obligations	20,127	27	(911)	19,243
Corporate bonds	2,008	1	—	2,009
Trust preferred security	3,863	171	—	4,034
Total available-for-sale debt securities	$602,493	$1,825	$(20,163)	$584,155

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities along with the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$14	$—	$—	$14
Collateralized mortgage obligations	5,420	30	(56)	5,394
Total held-to-maturity debt securities	$5,434	$30	$(56)	$5,408

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$23	$1	$—	$24
Collateralized mortgage obligations	5,756	36	(86)	5,706
Corporate bonds	4,999	6	—	5,005
Total held-to-maturity debt securities	$10,778	$43	$(86)	$10,735

Sales and Calls of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2025, and 2024, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of June 30, 2025, follow. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
June 30, 2025 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$100,964	$100,536	$—	$—
Due from one year to five years	209,957	206,888	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,895	4,075	—	—
Private label mortgage-backed security	48	1,489	—	—
Mortgage-backed securities - residential	381,853	374,598	14	14
Collateralized mortgage obligations	18,837	18,130	5,420	5,394
Total debt securities	$715,554	$705,716	$5,434	$5,408

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded as of June 30, 2025, and December 31, 2024, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$124,835	$(130)	$156,540	$(3,436)	$281,375	$(3,566)
Mortgage-backed securities - residential	23,761	(198)	95,000	(8,590)	118,761	(8,788)
Collateralized mortgage obligations	433	(1)	15,156	(731)	15,589	(732)
Corporate bonds	1,001	(2)	—	—	1,001	(2)
Total available-for-sale debt securities	$150,030	$(331)	$266,696	$(12,757)	$416,726	$(13,088)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$145,048	$(212)	$209,033	$(6,315)	$354,081	$(6,527)
Mortgage-backed securities - residential	52,347	(874)	104,453	(11,851)	156,800	(12,725)
Collateralized mortgage obligations	700	(8)	15,951	(903)	16,651	(911)
Total available-for-sale debt securities	$198,095	$(1,094)	$329,437	$(19,069)	$527,532	$(20,163)

As of June 30, 2025, the Bank’s security portfolio consisted of 185 securities, 98 of which were in an unrealized loss position.

As of December 31, 2024, the Bank’s security portfolio consisted of 182 securities, 114 of which were in an unrealized loss position.

As of June 30, 2025, and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2025, with the exception of the $1.5 million private label MBS, all other MBS and CMOs held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of June 30, 2025, and December 31, 2024, there were gross unrealized losses of approximately $10 million and $14 million related to AFS MBS and CMOs. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of June 30, 2025, and December 31, 2024. All of the Company’s HTM corporate bonds were rated investment grade as of June 30, 2025, and December 31, 2024. There were no HTM debt securities considered collateral dependent as of June 30, 2025, and December 31, 2024.

Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS, if applicable. Accrued interest on AFS debt securities totaled $4 million and $3 million as of June 30, 2025, and December 31, 2024. Accrued interest receivable on HTM debt securities totaled $14,000 as of June 30, 2025, and $60,000 as of December 31, 2024.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and debt securities held for other purposes, as required or permitted by law, were as follows:

	As of
(in thousands)	June 30, 2025	December 31, 2024

Amortized cost	$192,816	$205,160
Fair value	189,031	199,607
Carrying amount	189,031	199,607

Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$756	$—	$756
Total equity securities	$—	$756	$—	$756

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities	$—	$693	$—	$693

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$32	$32	$—	$46	$46
Total equity securities	$—	$32	$32	$—	$46	$46

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$63	$63	$—	$107	$107
Total equity securities	$—	$63	$63	$—	$107	$107

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

Consumer Loans Held for Sale, at Fair Value

The Bank offers RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell generally within 16 days following the Bank’s origination of the loans. Loans originated under the RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Activity for consumer loans HFS and carried at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$8,602	$6,093	$5,443	$7,914
Origination of consumer loans held for sale	48,465	42,241	82,812	77,400
Proceeds from the sale of consumer loans held for sale	(49,880)	(41,080)	(81,900)	(79,091)
Net gain on sale of consumer loans held for sale	1,125	1,087	1,957	2,118
Balance, end of period	$8,312	$8,341	$8,312	$8,341

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its LOC products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.” During March 2025, Management reached an agreement to sell $5 million of consumer credit cards, and as a result, these balances were transferred from held for investment to HFS as of March 31, 2025. The sale of these credit cards was completed during the second quarter of 2025.

Activity for consumer loans HFS and carried at the lower of cost or market value was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$23,523	$13,083	$18,632	$16,094
Origination of consumer loans held for sale	272,662	359,900	504,966	513,088
Transferred from held for investment to held for sale	—	—	4,977	—
Proceeds from the sale of consumer loans held for sale	(279,465)	(351,675)	(514,078)	(510,248)
Net gain on sale of consumer loans held for sale	2,920	2,552	5,143	4,926
Balance, end of period	$19,640	$23,860	$19,640	$23,860

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio follows:

(in thousands)	June 30, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$1,031,898	$1,032,459
Nonowner-occupied	303,357	318,096
Commercial real estate:
Owner-occupied	650,771	659,216
Nonowner-occupied	818,367	840,517
Multi-family	319,905	313,444
Construction & land development	258,817	244,121
Commercial & industrial	481,219	460,245
Lease financing receivables	96,547	93,304
Aircraft*	211,910	226,179
Home equity	387,599	353,441
Consumer:
Credit cards	10,315	16,464
Overdrafts	826	982
Automobile loans	916	1,156
Other consumer	9,705	9,555
Total Traditional Banking	4,582,152	4,569,179
Warehouse lines of credit*	671,773	550,760
Total Core Banking	5,253,925	5,119,939

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	138,614
Other TRS commercial & industrial loans	95	52,180
Republic Credit Solutions	119,000	128,733
Total Republic Processing Group	119,095	319,527

Total loans**	5,373,020	5,439,466
Allowance for credit losses	(81,760)	(91,978)

Total loans, net	$5,291,260	$5,347,488

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See the following table for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	June 30, 2025	December 31, 2024

Contractually receivable	$5,379,595	$5,445,531
Unearned income	(3,304)	(2,932)
Unamortized premiums	140	184
Unaccreted discounts	(1,273)	(1,619)
Other net unamortized deferred origination (fees) and costs	(2,138)	(1,698)
Carrying value of loans	$5,373,020	$5,439,466

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, based upon year of origination. Loan segments and risk categories as of June 30, 2025 remain unchanged from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$70,696	$65,890	$223,622	$172,813	$145,734	$318,978	$—	$8,012	$1,005,745
Special Mention	—	—	—	1,704	—	4,088	—	—	5,792
Substandard	—	352	1,127	2,589	3,016	13,277	—	—	20,361
Doubtful	—	—	—	—	—	—	—	—	—
Total	$70,696	$66,242	$224,749	$177,106	$148,750	$336,343	$—	$8,012	$1,031,898
YTD Gross Charge-offs	$—	$—	$—	$18	$—	$11	$—	$—	$29

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$8,004	$13,455	$51,776	$53,954	$66,659	$106,958	$—	$2,417	$303,223
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	134	—	—	134
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,004	$13,455	$51,776	$53,954	$66,659	$107,092	$—	$2,417	$303,357
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$28,279	$41,034	$66,427	$106,676	$98,396	$213,996	$14,119	$67,378	$636,305
Special Mention	765	1,165	—	5,193	352	4,033	312	—	11,820
Substandard	360	—	—	—	—	2,286	—	—	2,646
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,404	$42,199	$66,427	$111,869	$98,748	$220,315	$14,431	$67,378	$650,771
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$17,265	$49,806	$106,467	$134,344	$106,281	$264,913	$20,060	$97,479	$796,615
Special Mention	—	—	—	—	—	746	—	—	746
Substandard	—	—	—	—	4,000	17,006	—	—	21,006
Doubtful	—	—	—	—	—	—	—	—	—
Total	$17,265	$49,806	$106,467	$134,344	$110,281	$282,665	$20,060	$97,479	$818,367
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$6,614	$14,217	$39,751	$75,223	$48,939	$74,660	$3,800	$56,701	$319,905
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,614	$14,217	$39,751	$75,223	$48,939	$74,660	$3,800	$56,701	$319,905
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$28,259	$57,694	$100,442	$52,551	$13,368	$4,781	$1,312	$—	$258,407
Special Mention	—	—	410	—	—	—	—	—	410
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,259	$57,694	$100,852	$52,551	$13,368	$4,781	$1,312	$—	$258,817
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$49,251	$79,249	$68,431	$54,750	$42,369	$43,402	$129,743	$8,168	$475,363
Special Mention	—	610	29	301	2,196	798	106	—	4,040
Substandard	—	—	66	87	1	1,318	—	344	1,816
Doubtful	—	—	—	—	—	—	—	—	—
Total	$49,251	$79,859	$68,526	$55,138	$44,566	$45,518	$129,849	$8,512	$481,219
YTD Gross Charge-offs	$—	$—	$—	$18	$—	$—	$—	$—	$18

Lease financing receivables:
Risk Rating
Pass or not rated	$20,615	$28,579	$29,718	$11,879	$3,513	$1,481	$—	$—	$95,785
Special Mention	—	—	42	74	90	2	—	—	208
Substandard	—	42	268	234	10	—	—	—	554
Doubtful	—	—	—	—	—	—	—	—	—
Total	$20,615	$28,621	$30,028	$12,187	$3,613	$1,483	$—	$—	$96,547
YTD Gross Charge-offs	$—	$—	$107	$31	$—	$—	$—	$—	$138

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$8,063	$32,891	$62,927	$37,504	$32,815	$37,405	$—	$—	$211,605
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	305	—	—	—	305
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,063	$32,891	$62,927	$37,504	$33,120	$37,405	$—	$—	$211,910
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$384,195	$—	$384,195
Special Mention	—	—	—	—	—	—	325	—	325
Substandard	—	—	—	—	—	—	3,079	—	3,079
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$387,599	$—	$387,599
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$1,244	$5,455	$1,835	$151	$45	$737	$12,144	$—	$21,611
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	147	—	151
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,244	$5,455	$1,835	$151	$45	$741	$12,291	$—	$21,762
YTD Gross Charge-offs	$19	$1	$2	$—	$1	$1	$532	$—	$556

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$671,773	$—	$671,773
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$671,773	$—	$671,773
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$95	$—	$—	$—	$—	$—	$—	$—	$95
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$95	$—	$—	$—	$—	$—	$—	$—	$95
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

RCS:
Risk Rating
Pass or not rated	$1,162	$5,331	$6,673	$945	$80	$214	$104,595	$—	$119,000
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,162	$5,331	$6,673	$945	$80	$214	$104,595	$—	$119,000
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$8,638	$—	$8,638

Grand Total:
Risk Rating
Pass or not rated	$239,547	$393,601	$758,069	$700,790	$558,199	$1,067,525	$1,341,741	$240,155	$5,299,627
Special Mention	765	1,775	481	7,272	2,638	9,667	743	—	23,341
Substandard	360	394	1,461	2,910	7,332	34,025	3,226	344	50,052
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$240,672	$395,770	$760,011	$710,972	$568,169	$1,111,217	$1,345,710	$240,499	$5,373,020
YTD Gross Charge-offs	$15,520	$9,558	$109	$67	$1	$12	$9,170	$—	$34,437

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$79,874	$236,681	$181,703	$157,834	$150,449	$191,013	$—	$8,840	$1,006,394
Special Mention	—	—	—	—	83	4,343	—	—	4,426
Substandard	875	1,052	2,566	2,806	4,099	10,241	—	—	21,639
Doubtful	—	—	—	—	—	—	—	—	—
Total	$80,749	$237,733	$184,269	$160,640	$154,631	$205,597	$—	$8,840	$1,032,459
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$15,147	$53,718	$58,776	$69,355	$57,310	$59,130	$—	$2,431	$315,867
Special Mention	—	—	1,795	—	—	20	—	—	1,815
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,147	$53,718	$60,571	$69,355	$57,310	$59,564	$—	$2,431	$318,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$44,982	$68,442	$113,338	$101,216	$114,208	$120,576	$16,503	$64,832	$644,097
Special Mention	1,177	—	5,324	832	545	5,897	317	—	14,092
Substandard	—	—	—	—	785	242	—	—	1,027
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,159	$68,442	$118,662	$102,048	$115,538	$126,715	$16,820	$64,832	$659,216
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$50,179	$106,785	$139,026	$112,082	$144,363	$148,481	$16,337	$97,321	$814,574
Special Mention	—	—	—	4,000	4,171	17,592	—	—	25,763
Substandard	—	—	—	—	—	180	—	—	180
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,179	$106,785	$139,026	$116,082	$148,534	$166,253	$16,337	$97,321	$840,517
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$52,732	$105,616	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$243,796
Special Mention	—	325	—	—	—	—	—	—	325
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,732	$105,941	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$244,121
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$82,096	$77,333	$63,187	$48,621	$25,608	$25,286	$125,002	$4,722	$451,855
Special Mention	1,225	34	359	2,126	922	2,022	843	—	7,531
Substandard	—	81	73	2	—	333	26	344	859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,321	$77,448	$63,619	$50,749	$26,530	$27,641	$125,871	$5,066	$460,245
YTD Gross Charge-offs	—	$—	$27	$—	$—	$—	$—	$—	27

Lease financing receivables:
Risk Rating
Pass or not rated	$34,335	$34,370	$15,427	$5,759	$2,226	$451	$—	$—	$92,568
Special Mention	—	23	46	41	73	48	—	—	231
Substandard	—	115	360	30	—	—	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,335	$34,508	$15,833	$5,830	$2,299	$499	$—	$—	$93,304
YTD Gross Charge-offs	—	$45	$124	$—	$4	$32	$—	$—	205

Aircraft:
Risk Rating
Pass or not rated	$36,972	$71,706	$40,778	$35,652	$23,933	$16,380	$—	$—	$225,421
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	312	—	446	—	—	758
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,972	$71,706	$40,778	$35,964	$23,933	$16,826	$—	$—	$226,179
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$350,828	$—	$350,828
Special Mention	—	—	—	—	—	—	100	—	100
Substandard	—	—	—	—	—	—	2,513	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$353,441	$—	$353,441
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$64	$—	$64

Consumer:
Risk Rating
Pass or not rated	$5,156	$2,403	$240	$94	$19	$1,256	$18,426	$—	$27,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	556	—	—	—	—	7	—	—	563
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,712	$2,403	$240	$94	$19	$1,263	$18,426	$—	$28,157
YTD Gross Charge-offs	$828	$1,170	$2	$1	$—	$1	$1,103	$—	$3,105

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
YTD Gross Charge-offs	$23,534	$9,158	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$8,625	$9,954	$3,000	$295	$247	$47,383	$58,959	$—	$128,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	270	—	270
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,625	$9,954	$3,000	$295	$247	$47,383	$59,229	$—	$128,733
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,239	$—	$19,239

Grand Total:
Risk Rating
Pass or not rated	$614,658	$808,179	$757,773	$603,642	$558,960	$655,118	$1,143,030	$215,095	$5,356,455
Special Mention	2,402	382	7,524	6,999	5,794	29,922	1,260	—	54,283
Substandard	1,431	1,248	2,999	3,150	4,884	11,863	2,809	344	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$618,491	$809,809	$768,296	$613,791	$569,638	$696,903	$1,147,099	$215,439	$5,439,466
YTD Gross Charge-offs	$24,362	$10,383	$192	$14	$4	$33	$20,406	$—	$55,394

Allowance for Credit Losses on Loans

The following tables present the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended June 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,756	$(142)	$(11)	$23	$10,626	$9,582	$(20)	$(39)	$21	$9,544
Nonowner-occupied	4,025	(142)	—	—	3,883	3,051	(94)	—	—	2,957
Commercial real estate*:
Owner-occupied*	7,334	(191)	—	—	7,143
Nonowner-occupied*	12,179	(230)	—	3	11,952
Multi-Family*	2,807	(56)	—	—	2,751
Total commercial real estate*	22,320	(477)	—	3	21,846	25,995	163	—	3	26,161
Construction & land development	8,027	698	—	—	8,725	6,700	222	—	—	6,922
Commercial & industrial	2,616	(143)	(18)	—	2,455	4,158	(26)	—	1	4,133
Lease financing receivables	1,054	39	(127)	17	983	1,072	69	(34)	9	1,116
Aircraft	554	(24)	—	—	530	615	(14)	—	—	601
Home equity	7,626	454	—	26	8,106	5,749	310	—	—	6,059
Consumer:										—
Credit cards	937	78	(56)	31	990	1,087	26	(50)	4	1,067
Overdrafts	687	170	(250)	49	656	563	234	(189)	50	658
Automobile loans	8	(7)	—	1	2	24	(6)	—	1	19
Other consumer	241	13	(8)	7	253	580	57	(20)	11	628
Total Traditional Banking	58,851	517	(470)	157	59,055	59,176	921	(332)	100	59,865
Warehouse lines of credit	1,421	255	—	—	1,676	1,156	214	—	—	1,370
Total Core Banking	60,272	772	(470)	157	60,731	60,332	1,135	(332)	100	61,235

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	25,819	(3,934)	(24,893)	3,008	—	29,922	(1,158)	(32,556)	3,792	—
Other TRS commercial & industrial loans	162	2	(166)	2	—	147	(24)	(137)	14	—
Republic Credit Solutions	20,050	4,983	(4,384)	380	21,029	18,301	5,196	(4,315)	270	19,452
Total Republic Processing Group	46,031	1,051	(29,443)	3,390	21,029	48,370	4,014	(37,008)	4,076	19,452

Total	$106,303	$1,823	$(29,913)	$3,547	$81,760	$108,702	$5,149	$(37,340)	$4,176	$80,687

* The CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. For the three months ended June 30, 2024 presented above, the Total CRE line represents the ACLL Roll-forward information for the total CRE loan pool, as previously presented.

	ACLL Roll-forward
	Six Months Ended June 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,849	$(257)	$(29)	$63	$10,626	$10,337	$(820)	$(52)	$79	$9,544
Nonowner-occupied	4,140	(257)	—	—	3,883	3,047	(91)	—	1	2,957
Commercial real estate*:
Owner-occupied*	7,319	(176)	—	—	7,143
Nonowner-occupied*	12,523	(574)	—	3	11,952
Multi-Family*	2,714	37	—	—	2,751
Total commercial real estate*	22,556	(713)	—	3	21,846	25,830	308	—	23	26,161
Construction & land development	8,227	498	—	—	8,725	6,060	862	—	—	6,922
Commercial & industrial	2,527	(54)	(18)	—	2,455	4,236	(105)	—	2	4,133
Lease financing receivables	1,117	(18)	(138)	22	983	1,061	91	(58)	22	1,116
Aircraft	565	(35)	—	—	530	625	(24)	—	—	601
Home equity	7,378	701	—	27	8,106	5,501	557	—	1	6,059
Consumer:
Credit cards	1,379	(347)	(92)	50	990	1,074	109	(131)	15	1,067
Overdrafts	724	269	(440)	103	656	694	260	(426)	130	658
Automobile loans	11	(11)	—	2	2	32	(16)	—	3	19
Other consumer	283	(28)	(24)	22	253	501	148	(47)	26	628
Total Traditional Banking	59,756	(252)	(741)	292	59,055	58,998	1,279	(714)	302	59,865
Warehouse lines of credit	1,374	302	—	—	1,676	847	523	—	—	1,370
Total Core Banking	61,130	50	(741)	292	60,731	59,845	1,802	(714)	302	61,235

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	9,793	11,401	(24,893)	3,699	—	3,929	24,560	(32,556)	4,067	—
Other TRS commercial & industrial loans	68	94	(165)	3	—	61	32	(137)	44	—
Republic Credit Solutions	20,987	7,950	(8,638)	730	21,029	18,295	9,377	(8,860)	640	19,452
Total Republic Processing Group	30,848	19,445	(33,696)	4,432	21,029	22,285	33,969	(41,553)	4,751	19,452

Total	$91,978	$19,495	$(34,437)	$4,724	$81,760	$82,130	$35,771	$(42,267)	$5,053	$80,687

* The CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. For the six months ended June 30, 2024 presented above, the Total CRE line represents the ACLL Roll-forward information for the total CRE loan pool, as previously presented.

During the first quarter of 2025, the Company further segmented its Commercial Real Estate portfolio into Owner Occupied Commercial Real Estate, Nonowner Occupied Commercial Real Estate, and Multi-family.  The Company believes this additional portfolio segmentation will provide better granularity to the ACLL in the future.  Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL as of June 30, 2025.  This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of June 30, 2025, was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2024, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., loan modifications. During the three months ended June 30, 2025, the Company implemented a minimum loan balance threshold, as a practical expedient, for assessing individual loans for impairment. This threshold applies to loans with a risk rating of Special Mention or worse. The application of this new practical expedient resulted in a $518,000 net credit to the Provision during the three months ended June 30, 2025.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Loans on nonaccrual status*	$21,537	$22,619
Loans past due 90-days-or-more and still on accrual**	105	141
Total nonperforming loans	21,642	22,760
Other real estate owned	1,054	1,160
Total nonperforming assets	$22,696	$23,920

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.40%	0.42%
Nonperforming assets to total loans (including OREO)	0.42	0.44
Nonperforming assets to total assets	0.33	0.35

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.41%	0.44%
Nonperforming assets to total loans (including OREO)	0.43	0.46
Nonperforming assets to total assets	0.35	0.39
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by class of loans:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$17,095	$17,331	$—	$—
Nonowner-occupied	54	81	—	—
Commercial real estate:
Owner-occupied	706	424	—	—
Nonowner-occupied	—	799	—	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	635	860	—	—
Lease financing receivables	91	147	—	—
Aircraft	—	56	—	—
Home equity	2,953	2,359	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	3	5	—	—
Other consumer	—	557	—	—
Total Traditional Banking	21,537	22,619	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,537	22,619	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	105	141
Total Republic Processing Group	—	—	105	141

Total	$21,537	$22,619	$105	$141

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Six Months Ended
	As of June 30, 2025			June 30, 2025	June 30, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$17,095	$17,095	$307	$675
Nonowner-occupied	—	54	54	3	20
Commercial real estate:
Owner-occupied	443	263	706	24	72
Nonowner-occupied	—	—	—	4	8
Multi-family	—	—	—	4	4
Construction & land development	—	—	—	—	—
Commercial & industrial	344	291	635	16	21
Lease financing receivables	—	91	91	—	—
Aircraft	—	—	—	—	—
Home equity	—	2,953	2,953	104	179
Consumer	—	3	3	37	58
Total	$787	$20,750	$21,537	$499	$1,037

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2024			June 30, 2024	June 30, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$688	$16,643	$17,331	$294	$540
Nonowner-occupied	25	56	81	—	15
Commercial real estate:
Owner-occupied	180	244	424	27	69
Nonowner-occupied	524	275	799	—	—
Multi-family	—	—	—	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	726	134	860	—	—
Lease financing receivables	—	147	147	—	—
Aircraft	—	56	56	—	—
Home equity	—	2,359	2,359	108	157
Consumer	562	—	562	1	1
Total	$2,705	$19,914	$22,619	$430	$782

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still on accrual both include smaller balance, primarily retail, homogeneous loans. Nonaccrual loans are typically returned to accrual status when all the principal and interest amounts contractually due are brought current and held current for six consecutive months and future contractual payments are reasonably assured. Modified loans classified as nonaccrual are reviewed for return to accrual status on an individual basis, with additional consideration given to performance under modified terms.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by class of loans:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
June 30, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,155	$1,587	$1,593	$7,335	$1,024,563	$1,031,898
Nonowner-occupied	—	—	—	—	303,357	303,357
Commercial real estate:
Owner-occupied	—	—	263	263	650,508	650,771
Nonowner-occupied	—	—	—	—	818,367	818,367
Multi-family	—	—	—	—	319,905	319,905
Construction & land development	—	—	—	—	258,817	258,817
Commercial & industrial	26	1	634	661	480,558	481,219
Lease financing receivables	5	6	103	114	96,433	96,547
Aircraft	—	—	—	—	211,910	211,910
Home equity	622	346	429	1,397	386,202	387,599
Consumer:
Credit cards	11	2	—	13	10,302	10,315
Overdrafts	120	2	1	123	703	826
Automobile loans	—	—	—	—	916	916
Other consumer	35	12	—	47	9,658	9,705
Total Traditional Banking	4,974	1,956	3,023	9,953	4,572,199	4,582,152
Warehouse lines of credit	—	—	—	—	671,773	671,773
Total Core Banking	4,974	1,956	3,023	9,953	5,243,972	5,253,925

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	95	95
Republic Credit Solutions	7,319	1,709	105	9,133	109,867	119,000
Total Republic Processing Group	7,319	1,709	105	9,133	109,962	119,095

Total	$12,293	$3,665	$3,128	$19,086	$5,353,934	$5,373,020
Delinquency ratio***	0.23%	0.07%	0.06%	0.36%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status as of June 30, 2025.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2024 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,320	$2,292	$2,403	$7,015	$1,025,444	$1,032,459
Nonowner-occupied	—	—	21	21	318,075	318,096
Commercial real estate:
Owner-occupied	—	—	244	244	658,972	659,216
Nonowner-occupied	—	275	—	275	840,242	840,517
Multi-family	—	—	—	—	313,444	313,444
Construction & land development	—	—	—	—	244,121	244,121
Commercial & industrial	104	15	785	904	459,341	460,245
Lease financing receivables	8	14	53	75	93,229	93,304
Aircraft	—	—	—	—	226,179	226,179
Home equity	714	204	478	1,396	352,045	353,441
Consumer:
Credit cards	25	3	—	28	16,436	16,464
Overdrafts	163	10	—	173	809	982
Automobile loans	11	—	—	11	1,145	1,156
Other consumer	41	1	1	43	9,512	9,555
Total Traditional Banking	3,386	2,814	3,985	10,185	4,558,994	4,569,179
Warehouse lines of credit	—	—	—	—	550,760	550,760
Total Core Banking	3,386	2,814	3,985	10,185	5,109,754	5,119,939

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	138,614	138,614
Other TRS commercial & industrial loans	—	—	—	—	52,180	52,180
Republic Credit Solutions	7,915	2,248	141	10,304	118,429	128,733
Total Republic Processing Group	7,915	2,248	141	10,304	309,223	319,527

Total	$11,301	$5,062	$4,126	$20,489	$5,418,977	$5,439,466
Delinquency ratio***	0.21%	0.09%	0.08%	0.38%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status as of December 31, 2024.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by class of loans:

	June 30, 2025		December 31, 2024
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$20,361	$—	$23,116	$—
Nonowner-occupied	134	—	414	—
Commercial real estate:
Owner-occupied	2,646	—	149	—
Nonowner-occupied	21,006	—	1,061	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	1,816	—	859	—
Lease financing receivables	—	554	—	504
Aircraft	—	305	—	758
Home equity	3,079	—	2,513	—
Consumer	—	4	—	563
Total Traditional Banking	$49,042	$863	$28,112	$1,825

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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The ACLL incorporates an estimate of lifetime expected credit losses using historical loss information. The Company uses a static pool loss rate method to determine an estimate which is recorded for each asset upon origination. Occasionally, the Company has reason to modify certain terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, interest rate reduction or an other than insignificant payment delay. The Company can make any or all of these types of concessions as part of such modifications. Since an estimate for historical losses is already included as a component of the ACLL, a change to the ACLL is generally not recorded at the time of such modifications unless the loan is individually analyzed and the modification changes the specific reserve allocation. In the event forgiveness of principal is provided, the amount of the forgiveness is charged off against the ACLL.

During the three months ended June 30, 2025, the Company modified one loan for a borrower experiencing financial difficulty. The term of the loan was extended 12 months. The amortized cost basis of the loan was $4 million. There were no other material modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, the Company had no material modifications made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2025 and 2024 that were modified in the twelve months prior to that default to borrowers experiencing financial difficulty.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	June 30, 2025	December 31, 2024

Commercial real estate:
Owner-occupied	$—	$—
Nonowner-occupied	1,054	1,160
Multi-family	—	—
Total other real estate owned	$1,054	$1,160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	June 30, 2025	December 31, 2024

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$2,592	$1,562

Refund Advances

The Company’s TRS segment offered (i) its RA product during the first two months of 2025, along with its ERA product during December 2024 for the 2025 Tax Season and (ii) its RA product during the first two months of 2024, along with its ERA product during December 2023 for the 2024 Tax Season. The ERA originations during December 2024 and the first two weeks of 2025 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2025 tax season, while the ERA originations during December 2023 and the first two weeks of 2024 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2024 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for RAs, including ERAs, are recorded as recoveries of previously charged-off accounts.

Information regarding calendar year activities for RAs follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Refund Advances originated	$—	$—	$662,556	$771,091
Net charge (credit) to the Provision for RAs, including ERAs	(3,934)	(1,158)	11,401	24,560
Provision as a percentage of RAs originated, including ERAs	NA	NA	1.72%	3.19%
Refund Advances net charge-offs	$21,885	$28,764	$21,194	$28,489
Refund Advances net charge-offs to total Refund Advances originated	NA	NA	3.20%	3.69%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	June 30, 2025	December 31, 2024

Core Bank:
Demand	$1,132,866	$1,166,517
Money market	1,387,704	1,295,024
Savings	228,469	238,596
Reciprocal money market	237,668	212,033
Individual retirement accounts (1)	35,042	34,543
Time deposits, $250 and over (1)	144,867	129,593
Other certificates of deposit (1)	275,271	239,643
Reciprocal time deposits (1)	75,104	80,016
Wholesale brokered deposits (1)	218,746	87,285
Total Core Bank interest-bearing deposits	3,735,737	3,483,250
Total Core Bank noninterest-bearing deposits	1,151,511	1,123,208
Total Core Bank deposits	4,887,248	4,606,458

Republic Processing Group:
Wholesale brokered deposits (1)	14,341	199,964
Interest-bearing prepaid card deposits	320,056	296,921
Money market	24,089	22,647
Total RPG interest-bearing deposits	358,486	519,532

Noninterest-bearing prepaid card deposits	4,285	2,842
Other noninterest-bearing deposits	67,220	81,714
Total RPG noninterest-bearing deposits	71,505	84,556
Total RPG deposits	429,991	604,088

Total deposits	$5,317,239	$5,210,546
(1)	Represents time deposits.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS

SSUAR consist of short-term excess funds from correspondent banks, repurchase agreements, and overnight liabilities to deposit clients arising from the Bank’s treasury management program. While comparable to deposits in their transactional nature, these overnight liabilities to clients are in the form of repurchase agreements. Repurchase agreements collateralized by securities are treated as financings; accordingly, the securities involved with the agreements are recorded as assets and are held by a safekeeping agent and the obligations to repurchase the securities are reflected as liabilities. Should the fair value of currently pledged securities fall below the associated repurchase agreements, the Bank would be required to pledge additional securities. To mitigate the risk of under collateralization, the Bank typically pledges at least two percent more in securities than the associated repurchase agreements. All such securities are under the Bank’s control.

As of June 30, 2025 and December 31, 2024, all SSUAR had overnight maturities. Additional information regarding SSUAR and other short-term borrowings follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Outstanding balance at end of period	$72,103	$103,318
Weighted average interest rate at end of period	0.65%	0.53%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$113,867	$151,972
Total securities pledged	$113,867	$151,972

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$87,760	$88,326	$98,202	$95,459
Weighted average interest rate during the period	0.64%	0.60%	0.57%	0.55%
Maximum outstanding at any month end during the period	$94,775	$102,407	$112,826	$113,281

7. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Overnight advances	$—	$25,000
Fixed interest rate advances	370,000	370,000
Total FHLB advances	$370,000	$395,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2025, and December 31, 2024, Republic had available borrowing capacity of $735 million and $755 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of June 30, 2025, and December 31, 2024.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2026	$130,000	4.65%
2027	80,000	4.01
2028	160,000	4.39
Total	$370,000	4.40%

As more fully disclosed in Footnote 11 “Interest Rate Swaps” in this section of the filing, the Bank elected to extend $100 million of FHLB advances during May and June of 2024 through a third-party, fixed rate swap to take advantage of the then-inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted average cost of all advances, including the impact of any corresponding swaps, is 4.35%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$—	$4,835	$74,972	$135,522
Weighted average interest rate during the period	—%	5.47%	4.45%	5.44%
Maximum outstanding at any month end during the period	$—	$—	$428,000	$760,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	June 30, 2025	December 31, 2024

First-lien, single family residential real estate	$1,165,788	$1,177,113
Home equity lines of credit	331,995	312,168
Multi-family commercial real estate	91,324	94,334
Commercial real estate	308,075	330,911

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments, for each period ended:

(in thousands)	June 30, 2025	December 31, 2024

Unused warehouse lines of credit	$363,726	$404,240
Unused home equity lines of credit	480,341	478,040
Unused loan commitments - other	1,167,249	1,093,990
Standby letters of credit	11,964	11,282
Total commitments	$2,023,280	$1,987,552

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

The following tables present a roll-forward of the ACLC for the three and six months ended June 30, 2025 and 2024:

	ACLC Roll-forward
	Three Months Ended June 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$105	$(13)	$—	$—	$92	$108	$(31)	$—	$—	$77
Unused home equity lines of credit	199	(4)	—	—	195	86	24	—	—	110
Unused construction lines of credit	737	(34)	—	—	703	641	(50)	—	—	591
Unused RCS lines of credit	190	30	—	—	220	—	—	—	—	—
Unused loan commitments - other	279	11	—	—	290	395	(63)	—	—	332

Total	$1,510	$(10)	$—	$—	$1,500	$1,230	$(120)	$—	$—	$1,110

	ACLC Roll-forward
	Six Months Ended June 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$13	$—	$—	$92	$116	$(39)	$—	$—	$77
Unused home equity lines of credit	183	12	—	—	195	55	55	—	—	110
Unused construction lines of credit	677	26	—	—	703	820	(229)	—	—	591
Unused RCS lines of credit	300	(80)	—	—	220	—	—	—	—	—
Unused loan commitments - other	251	39	—	—	290	349	(17)	—	—	332

Total	$1,490	$10	$—	$—	$1,500	$1,340	$(230)	$—	$—	$1,110

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

Authoritative guidance requires maximization of use of observable inputs and minimization of use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, the Company derives its own estimates by generally considering characteristics of the asset/liability, the current economic and competitive environment and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale debt securities: Except for the Bank’s U.S. Treasury securities, its private label MBS, and its TRUP investment, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Bank’s U.S. Treasury securities are based on quoted market prices (Level 1 inputs) and considered highly liquid.

The Bank’s private label MBS remains illiquid, and as such, the Bank classifies this security as a Level 3 security in accordance with ASC Topic 820, Fair Value Measurement. Based on this determination, the Bank utilized an income valuation model (present value model) approach in determining the fair value of this security.

See Footnote 2 “Investment Securities” for additional discussion regarding the Bank’s private label MBS.

The Company acquired its TRUP investment in 2015 and considers the most recent bid price for the same instrument to approximate market value as of June 30, 2025. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with readily determinable fair value: The fair value of the Company’s Freddie Mac preferred stock is determined based on market prices of similar securities, as described above (Level 2 inputs).

Mortgage loans held for sale, at fair value: The fair value of mortgage loans HFS is determined using quoted secondary market prices. Mortgage loans HFS are classified as Level 2 in the fair value hierarchy.

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

Discussion of assets measured at fair value on a non-recurring basis follows:

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

Appraisals for collateral-dependent loans, impaired premises and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., residential real estate or CRE, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

	Fair Value Measurements at
	June 30, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$54,593	$251,830	$—	$306,423
Private label mortgage-backed security	—	—	1,489	1,489
Mortgage-backed securities - residential	—	374,598	—	374,598
Collateralized mortgage obligations	—	18,130	—	18,130
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,075	4,075
Total available-for-sale debt securities	$54,593	$645,559	$5,564	$705,716

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$756	$—	$756
Total equity securities with readily determinable fair value	$—	$756	$—	$756

Mortgage loans held for sale	$—	$8,850	$—	$8,850
Consumer loans held for sale	—	—	8,312	8,312
Rate lock commitments	—	701	—	701
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,850	—	6,850

Financial liabilities:
Mandatory forward contracts	$—	$132	$—	$132
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,850	—	6,850
Interest rate swap agreements on FHLB advances	—	2,911	—	2,911

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,775	$304,311	$—	$389,086
Private label mortgage-backed security	—	—	1,550	1,550
Mortgage-backed securities - residential	—	168,233	—	168,233
Collateralized mortgage obligations	—	19,243	—	19,243
Corporate bonds	—	2,009	—	2,009
Trust preferred security	—	—	4,034	4,034
Total available-for-sale debt securities	$84,775	$493,796	$5,584	$584,155

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair value	$—	$693	$—	$693

Mortgage loans held for sale	$—	$8,312	$—	$8,312
Consumer loans held for sale	—	—	5,443	5,443
Rate lock commitments	—	223	—	223
Mandatory forward contracts	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,588	—	6,588

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$6,588	$—	$6,588
Interest rate swap agreements on FHLB advances	—	647	—	647

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three and six months ended June 30, 2025 and 2024.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label MBS measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Balance, beginning of period	$1,516	$1,772	$1,550	$1,773
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	—	(8)	12	49
Principal paydowns	(27)	(48)	(73)	(106)
Balance, end of period	$1,489	$1,716	$1,489	$1,716

The fair value of the Bank’s single private label MBS is supported by analysis prepared by an independent third-party. The third-party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value, and the weighted average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label MBS follows:

June 30, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,489	Discounted cash flow	(1) Constant prepayment rate	2.3% - 4.4%

			(2) Probability of default	0.5% - 9.3%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,550	Discounted cash flow	(1) Constant prepayment rate	1.5% - 2.6%

			(2) Probability of default	0.5% - 9.1%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Balance, beginning of period	$4,073	$4,027	$4,034	$4,118
Total gains or losses included in earnings:
Discount accretion	16	15	32	30
Net change in unrealized gain (loss)	(14)	51	9	(55)
Balance, end of period	$4,075	$4,093	$4,075	$4,093

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans HFS. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2025, and December 31, 2024.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Aggregate fair value	$8,850	$8,312
Contractual balance	8,674	8,117
Unrealized gain	176	195

The total amount of net gains from changes in fair value included in earnings for mortgage loans HFS, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Interest income	$221	$191	$337	$277
Change in fair value	26	(38)	(19)	107
Total included in earnings	$247	$153	$318	$384

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of June 30, 2025, and December 31, 2024.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,312	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS, at fair value, were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Aggregate fair value	$8,312	$5,443
Contractual balance	8,370	5,476
Unrealized loss	(58)	(33)

The total amount of net gains from changes in fair value included in earnings for consumer loans HFS, at fair value, are presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2025	2024	2025	2024

Interest income	$1,664	$1,358	$2,742	$2,531
Change in fair value	(4)	(17)	(25)	(3)
Total included in earnings	$1,660	$1,341	$2,717	$2,528

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	June 30, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Commercial real estate:
Owner-occupied	$—	$—	$360	$360
Total collateral-dependent loans	$—	$—	$360	$360

Other real estate owned:
Commercial real estate:
Nonowner-occupied	$—	$—	$1,054	$1,054
Total other real estate owned	$—	$—	$1,054	$1,054

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans	$—	$—	$201	$201

Other real estate owned:
Commercial real estate
Nonowner-occupied	$—	$—	$1,160	$1,160
Total other real estate owned	$—	$—	$1,160	$1,160

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - commercial real estate owner-occupied	$360	Appraisal	Appraisal discounts	13% (13%)

Other real estate owned - commercial real estate nonowner-occupied	$1,054	Appraisal	Appraisal discounts	61% (61%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Appraisal	Appraisal discounts	3% (3%)

Other real estate owned - commercial real estate	$1,160	Appraisal	Appraisal discounts	57% (57%)

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

During the three and six months ended June 30, 2025, and 2024, the Provision on collateral-dependent loans was not material.

Other Real Estate Owned

Details of OREO carrying value and write downs follows:

(in thousands)	June 30, 2025	December 31, 2024

Other real estate owned carried at fair value	$1,054	$1,160
Total carrying value of other real estate owned	$1,054	$1,160

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Other real estate owned write-downs during the period	$53	$52	$106	$105

The carrying amounts and estimated exit price fair values of all financial instruments follow:

		Fair Value Measurements at
		June 30, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$484,808	$484,808	$—	$—	$484,808
Available-for-sale debt securities	705,716	54,593	645,559	5,564	705,716
Held-to-maturity debt securities	5,434	—	5,408	—	5,408
Equity securities with readily determinable fair values	756	—	756	—	756
Mortgage loans held for sale, at fair value	8,850	—	8,850	—	8,850
Consumer loans held for sale, at fair value	8,312	—	—	8,312	8,312
Consumer loans held for sale, at the lower of cost or fair value	19,640	—	—	19,748	19,748
Loans, net	5,291,260	—	—	5,168,712	5,168,712
Federal Home Loan Bank stock	24,568	—	—	—	NA
Accrued interest receivable	20,779	—	20,779	—	20,779
Mortgage servicing rights	6,841	—	17,157	—	17,157
Rate lock commitments	701	—	701	—	701
Interest rate swap agreements - Bank clients and institutional swap dealer	6,850	—	6,850	—	6,850

Liabilities:
Noninterest-bearing deposits	$1,223,016	$—	$1,223,016	$—	$1,223,016
Transaction deposits	3,330,852	—	3,330,852	—	3,330,852
Time deposits	763,371	—	751,820	—	751,820
Securities sold under agreements to repurchase and other short-term borrowings	72,103	—	72,103	—	72,103
Federal Home Loan Bank advances	370,000	—	374,748	—	374,748
Accrued interest payable	4,477	—	4,477	—	4,477
Mandatory forward contracts	132	—	132	—	132
Interest rate swap agreements - Bank clients and institutional swap dealer	6,850	—	6,850	—	6,850
Interest rate swap agreements on FHLB advances	2,911	—	2,911	—	2,911

		Fair Value Measurements at
		December 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$432,151	$432,151	$—	$—	$432,151
Available-for-sale debt securities	584,155	84,775	493,796	5,584	584,155
Held-to-maturity debt securities	10,778	—	10,735	—	10,735
Equity securities with readily determinable fair values	693	—	693	—	693
Mortgage loans held for sale, at fair value	8,312	—	8,312	—	8,312
Consumer loans held for sale, at fair value	5,443	—	—	5,443	5,443
Consumer loans held for sale, at the lower of cost or fair value	18,632	—	—	18,714	18,714
Loans, net	5,347,488	—	—	5,209,571	5,209,571
Federal Home Loan Bank stock	24,478	—	—	—	NA
Accrued interest receivable	20,128	—	20,128	—	20,128
Mortgage servicing rights	6,975	—	17,159	—	17,159
Rate lock commitments	223	—	223	—	223
Mandatory forward contracts	70	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588

Liabilities:
Noninterest-bearing deposits	$1,207,764	$—	$1,207,764	$—	$1,207,764
Transaction deposits	3,231,738	—	3,231,738	—	3,231,738
Time deposits	771,044	—	773,415	—	773,415
Deposits of discontinued operations	—	—	—	—	—
Securities sold under agreements to repurchase and other short-term borrowings	103,318	—	103,318	—	103,318
Federal Home Loan Bank advances	395,000	—	395,814	—	395,814
Accrued interest payable	5,153	—	5,153	—	5,153
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588
Interest rate swap agreements on FHLB advances	647	—	647	—	647

10. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans HFS, at fair value, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$9,140	$80,884	$8,312	$3,227
Origination of mortgage loans held for sale	51,788	52,706	93,021	79,752
Transferred from held for investment to held for sale	—	(1,291)	—	68,173
Proceeds from the sale of mortgage loans held for sale	(53,561)	(123,693)	(95,377)	(142,466)
Net gain on mortgage loans held for sale	1,483	1,097	2,894	1,017
Balance, end of period	$8,850	$9,703	$8,850	$9,703

The following table presents the components of mortgage banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Net gain realized on sale of mortgage loans held for sale	$1,354	$1,120	$2,637	$1,685
Fair value adjustment for correspondent loans reclassified to held for sale	—	—	—	(997)
Net change in fair value recognized on loans held for sale	26	(38)	(19)	107
Net change in fair value recognized on rate lock loan commitments	166	(21)	478	202
Net change in fair value recognized on forward contracts	(63)	36	(202)	20
Net gain recognized	1,483	1,097	2,894	1,017

Loan servicing income	825	938	1,650	1,754
Amortization of mortgage servicing rights	(412)	(423)	(827)	(849)
Net servicing income recognized	413	515	823	905
Total mortgage banking income	$1,896	$1,612	$3,717	$1,922

Activity for capitalized MSRs was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$6,876	$7,103	$6,975	$7,411
Additions	377	350	693	468
Amortized to expense	(412)	(423)	(827)	(849)
Balance, end of period	$6,841	$7,030	$6,841	$7,030

There was no valuation allowance for capitalized MSRs for the three and six months ended June 30, 2025 and 2024.

Other information relating to MSRs follows:

(dollars in thousands)	June 30, 2025	December 31, 2024

Fair value of mortgage servicing rights portfolio	$17,157	$17,159
Monthly weighted average prepayment rate of unpaid principal balance*	126%	125%
Discount rate	9.84%	10.25%
Weighted average foreclosure rate	0.08%	0.06%
Weighted average life in years	7.55	7.51
*	Rates are applied to individual tranches with similar characteristics.

Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and interest rate lock loan commitments. Mandatory forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans HFS. Interest rate lock loan commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 90 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

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

The Bank is exposed to interest rate risk on loans HFS and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans held HFS and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans or purchase TBA securities. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans HFS and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans HFS due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives as of the period ends presented:

	June 30, 2025		December 31, 2024
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$8,674	$8,850	$8,117	$8,312

Included in other assets:
Rate lock loan commitments	$26,703	$701	$12,592	$223
Mandatory forward contracts	—	—	18,776	70

Included in other liabilities:
Mandatory forward contracts	$25,583	$132	$—	$—

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

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into three interest rate swap agreements (“swaps”) during the second quarter of 2024 related to FHLB advances tied to 1-month SOFR. The counterparty for all three swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. As of August 8, 2024 the Bank designated the swaps to be effective for hedge accounting purposes. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

The following tables reflect information about swaps designated as cash flow hedges as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(2,911)	$100,000	$(647)
Total		$100,000	$(2,911)	$100,000	$(647)

						June 30, 2025		December 31, 2024
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(2,911)	$100,000	$(647)
Total	$100,000					$100,000	$(2,911)	$100,000	$(647)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Interest rate swaps on FHLB advances	$(45)	$(91)	$(91)	$(91)
Total interest (benefit) expense on swap transactions	$(45)	$(91)	$(91)	$(91)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges for the three and six months ended June 30, 2025:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands)	2025	2025

Losses recognized in OCI on derivative (effective portion)	$(733)	$(2,173)

Losses reclassified from OCI on derivative (effective portion)	(45)	(91)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		June 30, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$153,816	$3,872	$103,707	$1,070
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	75,127	(2,978)	128,621	(5,518)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$228,943	$894	$232,328	$(4,448)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	75,127	2,978	128,621	5,518
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	153,816	(3,872)	103,707	(1,070)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$228,943	$(894)	$232,328	$4,448

Total		$457,886	$—	$464,656	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of June 30, 2025 and December 31, 2024, the Bank’s counterparties had cash of $0 and $4 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $3 million and $0 pledged to its counterparties as of June 30, 2025 and December 31, 2024, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

12. EARNINGS PER SHARE

The Company calculates EPS under the two-class method. Under the two-class method, earnings available to common shareholders for the period are allocated between Class A Common Stock and Class B Common Stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. The difference in EPS between the two classes of common stock results from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the basic and diluted EPS computations is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net income	$31,484	$25,206	$78,752	$55,812
Dividends declared on Common Stock:
Class A Shares	(7,803)	(6,996)	(15,602)	(13,982)
Class B Shares	(881)	(796)	(1,763)	(1,592)
Undistributed net income for basic earnings per share	22,800	17,414	61,387	40,238
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(28)	(33)	(67)	(56)
Undistributed net income for diluted earnings per share	$22,772	$17,381	$61,320	$40,182

Weighted average shares outstanding:
Class A Shares	17,571	17,483	17,571	17,475
Class B Shares	2,150	2,150	2,150	2,151
Effect of dilutive securities on Class A Shares outstanding	63	81	74	71
Weighted average shares outstanding including dilutive securities	19,784	19,714	19,795	19,697

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41	$0.90	$0.81
Undistributed earnings per share*	1.17	0.90	3.14	2.07
Total basic earnings per share - Class A Common Stock	$1.62	$1.31	$4.04	$2.88

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37	$0.82	$0.74
Undistributed earnings per share*	1.06	0.81	2.86	1.88
Total basic earnings per share - Class B Common Stock	$1.47	$1.18	$3.68	$2.62

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41	$0.90	$0.81
Undistributed earnings per share*	1.16	0.89	3.13	2.06
Total diluted earnings per share - Class A Common Stock	$1.61	$1.30	$4.03	$2.87

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37	$0.82	$0.74
Undistributed earnings per share*	1.06	0.81	2.84	1.87
Total diluted earnings per share - Class B Common Stock	$1.47	$1.18	$3.66	$2.61
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed EPS calculation because their impact was antidilutive are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Antidilutive stock options	39,395	71,169	37,145	72,669
Average antidilutive stock options	39,395	71,169	34,050	72,669

13. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Available-for-Sale Debt Securities:
Unrealized gain on AFS debt securities	$3,583	$2,043	$8,500	$2,692
Income tax expense related to items of other comprehensive income	(896)	(511)	(2,125)	(674)
Net of tax	2,687	1,532	$6,375	$2,018

Derivatives:
Change in fair value of derivatives	(733)	(446)	(2,173)	(446)
Reclassification amount for net derivative losses realized in income	(45)	(91)	(91)	(91)
Net losses	(778)	(537)	(2,264)	(537)
Tax effect	195	134	566	134
Net of tax	(583)	(403)	(1,698)	(403)

Total other comprehensive income components, net of tax	$2,104	$1,129	$4,677	$1,615

The following is a summary of the AOCI balances, net of tax:

		Change
(in thousands)	December 31, 2024	Six Months Ended June 30, 2025	June 30, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$6,375	$(7,378)
Unrealized loss on derivatives	(485)	(1,698)	(2,183)
Total unrealized gain (loss)	$(14,238)	$4,677	$(9,561)

		Change
(in thousands)	December 31, 2023	Six Months Ended June 30, 2024	June 30, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$2,018	$(18,390)
Unrealized gain (loss) on derivatives	—	(403)	(403)
Total unrealized gain (loss)	$(20,408)	$1,615	$(18,793)

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$56,380	$3,549	$59,929	$62	$3,563	$12,648	$16,273	$76,202

Noninterest income:
Service charges on deposit accounts	3,482	23	3,505	—	—	—	—	3,505
Net refund transfer fees	—	—	—	2,567	—	—	2,567	2,567
Mortgage banking income (1)	1,896	—	1,896	—	—	—	—	1,896
Interchange fee income	3,157	—	3,157	42	1	—	43	3,200
Program fees (1)	—	—	—	—	735	3,716	4,451	4,451
Increase in cash surrender value of BOLI (1)	821	—	821	—	—	—	—	821
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Gain on sale of Visa Class B-1 Shares (1)	—	—	—	—	—	—	—	—
Other	1,143	—	1,143	114	—	—	114	1,257
Total noninterest income	10,446	23	10,469	2,723	736	3,716	7,175	17,644

Total net revenue	$66,826	$3,572	$70,398	$2,785	$4,299	$16,364	$23,448	$93,846

Net-revenue concentration (2)	71%	4%	75%	3%	5%	17%	25%	100%

	Three Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$49,915	$2,914	$52,829	$823	$2,930	$11,954	$15,707	$68,536

Noninterest income:
Service charges on deposit accounts	3,513	13	3,526	—	—	—	—	3,526
Net refund transfer fees	—	—	—	3,811	—	—	3,811	3,811
Mortgage banking income (1)	1,612	—	1,612	—	—	—	—	1,612
Interchange fee income	3,313	—	3,313	36	1	1	38	3,351
Program fees (1)	—	—	—	—	760	3,638	4,398	4,398
Increase in cash surrender value of BOLI (1)	792	—	792	—	—	—	—	792
Net losses on OREO	(48)	—	(48)	—	—	—	—	(48)
Other	865	—	865	39	—	—	39	904
Total noninterest income	10,047	13	10,060	3,886	761	3,639	8,286	18,346

Total net revenue	$59,962	$2,927	$62,889	$4,709	$3,691	$15,593	$23,993	$86,882

Net-revenue concentration (2)	70%	3%	73%	5%	4%	18%	27%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$109,701	$6,577	$116,278	$29,874	$7,557	$25,181	$62,612	$178,890

Noninterest income:
Service charges on deposit accounts	6,921	43	6,964	—	—	1	1	6,965
Net refund transfer fees	—	—	—	16,460	—	—	16,460	16,460
Mortgage banking income (1)	3,717	—	3,717	—	—	—	—	3,717
Interchange fee income	6,201	—	6,201	75	1	—	76	6,277
Program fees (1)	—	—	—	—	1,502	6,771	8,273	8,273
Increase in cash surrender value of BOLI (1)	1,614	—	1,614	—	—	—	—	1,614
Net losses on OREO	(106)	—	(106)	—	—	—	—	(106)
Gain on sale of Visa Class B-1 Shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	3,373	—	3,373	135	—	—	135	3,508
Total noninterest income	25,810	43	25,853	16,670	1,503	6,772	24,945	50,798

Total net revenue	$135,511	$6,620	$142,131	$46,544	$9,060	$31,953	$87,557	$229,688

Net-revenue concentration (2)	59%	3%	62%	20%	4%	14%	38%	100%

	Six Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$98,174	$5,171	$103,345	$31,733	$6,438	$23,939	$62,110	$165,455

Noninterest income:
Service charges on deposit accounts	6,812	26	6,838	—	—	1	1	6,839
Net refund transfer fees	—	—	—	14,631	—	—	14,631	14,631
Mortgage banking income (1)	1,922	—	1,922	—	—	—	—	1,922
Interchange fee income	6,430	—	6,430	75	2	1	78	6,508
Program fees (1)	—	—	—	—	1,533	7,044	8,577	8,577
Increase in cash surrender value of BOLI (1)	1,546	—	1,546	—	—	—	—	1,546
Net losses on OREO	(101)	—	(101)	—	—	—	—	(101)
Other	1,734	—	1,734	63	—	—	63	1,797
Total noninterest income	18,343	26	18,369	14,769	1,535	7,046	23,350	41,719

Total net revenue	$116,517	$5,197	$121,714	$46,502	$7,973	$30,985	$85,460	$207,174

Net-revenue concentration (2)	56%	3%	59%	22%	4%	15%	41%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Mark-to-market write-downs taken by the Company during the holding period are generally at least 10% per year but may be higher based on updated real estate appraisals or BPOs. Incremental expenditures to bring OREO to salable condition are generally expensed as-incurred.

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

As of June 30, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The Company’s Executive Chair and Chief Executive Officer serve as the Company’s CODM’s. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM’s regularly review and utilize to allocate resources and assess performance.

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

Net interest income and Net refund transfer fees

Republic Payment Solutions	Offers general-purpose reloadable cards. RPS products are primarily provided to clients outside of the Bank’s market footprint.	Net interest income and Program fees

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

Segment information follows:

	Three Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$56,380	$3,549	$59,929	$62	$3,563	$12,648	$16,273	$76,202

Provision for expected credit loss expense	517	255	772	(3,932)	—	4,983	1,051	1,823

Net refund transfer fees	—	—	—	2,567	—	—	2,567	2,567
Mortgage banking income	1,896	—	1,896	—	—	—	—	1,896
Program fees	—	—	—	—	735	3,716	4,451	4,451
Gain on sale of Visa Class B-1 shares	—	—	—	—	—	—	—	—
Other noninterest income (1)	8,550	23	8,573	156	1	—	157	8,730
Total noninterest income	10,446	23	10,469	2,723	736	3,716	7,175	17,644

Salaries and employee benefits	25,866	735	26,601	1,963	1,035	1,202	4,200	30,801
Technology, Equipment, and Communication	7,427	45	7,472	132	27	1,053	1,212	8,684
Occupancy	3,291	30	3,321	60	5	5	70	3,391
Marketing and development	1,150	—	1,150	103	—	(10)	93	1,243
Core conversion and contract consulting fees	182	—	182	—	—	—	—	182
Other noninterest expense (2)	6,717	141	6,858	246	112	116	474	7,332
Total noninterest expense	44,633	951	45,584	2,504	1,179	2,366	6,049	51,633

Income (loss) before income tax expense	21,676	2,366	24,042	4,213	3,120	9,015	16,348	40,390
Income tax expense (benefit)	4,820	533	5,353	901	679	1,973	3,553	8,906

Net income (loss)	$16,856	$1,833	$18,689	$3,312	$2,441	$7,042	$12,795	$31,484

Period-end assets	$5,788,697	$672,166	$6,460,863	$32,771	$346,586	$130,697	$510,054	$6,970,917

Period-end loans	$4,582,152	$671,773	5,253,925	$95	$—	$119,000	$119,095	$5,373,020

Period-end deposits	$4,849,544	$37,704	4,887,248	$31,374	$346,586	$52,031	$429,991	$5,317,239

Net interest margin	3.84%	2.51%	3.72%	NM	4.28%	NM	NM	4.61%

Net-revenue concentration*	71%	4%	75%	3%	5%	17%	25%	100%

	Three Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$49,915	$2,914	$52,829	$823	$2,930	$11,954	$15,707	$68,536

Provision for expected credit loss expense	915	214	1,129	(1,182)	—	5,196	4,014	5,143

Net refund transfer fees	—	—	—	3,811	—	—	3,811	3,811
Mortgage banking income	1,612	—	1,612	—	—	—	—	1,612
Program fees	—	—	—	—	760	3,638	4,398	4,398
Other noninterest income (1)	8,435	13	8,448	75	1	1	77	8,525
Total noninterest income	10,047	13	10,060	3,886	761	3,639	8,286	18,346

Salaries and employee benefits	24,638	728	25,366	1,721	858	1,198	3,777	29,143
Technology, Equipment, and Communication	6,381	42	6,423	52	—	865	917	7,340
Occupancy	3,287	23	3,310	85	7	7	99	3,409
Marketing and development	958	—	958	(21)	30	1,738	1,747	2,705
Other noninterest expense (2)	6,448	134	6,582	187	123	145	455	7,037
Total noninterest expense	41,712	927	42,639	2,024	1,018	3,953	6,995	49,634

Income before income tax expense	17,335	1,786	19,121	3,867	2,673	6,444	12,984	32,105
Income tax expense	3,708	403	4,111	796	574	1,418	2,788	6,899

Net income	$13,627	$1,383	$15,010	$3,071	$2,099	$5,026	$10,196	$25,206

Period-end assets	$5,531,961	$549,472	$6,081,433	$32,106	$362,410	$140,625	$535,141	$6,616,574

Period-end loans	$4,589,167	$549,011	$5,138,178	$92	$—	$126,000	$126,092	$5,264,270

Period-end deposits	$4,565,297	$34,663	$4,599,960	$31,945	$361,980	$75,162	$469,087	$5,069,047

Net interest margin	3.53%	2.57%	3.46%	NM	5.03%	NM	NM	4.36%

Net-revenue concentration*	70%	3%	73%	5%	4%	18%	27%	100%

* Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

(1) Other noninterest income includes Service charges on deposit accounts, Interchange fee income, Increase in cash surrender value of BOLI, Net losses on OREO and Other noninterest income.

(2) Other noninterest expense includes FDIC insurance expense, Interchange related expense, Legal and professional fees, and Other noninterest expense.

NM – Not Meaningful

	Six Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$109,701	$6,577	$116,278	$29,874	$7,557	$25,181	$62,612	$178,890

Provision for expected credit loss expense	(252)	302	50	11,495	—	7,950	19,445	19,495

Net refund transfer fees	—	—	—	16,460	—	—	16,460	16,460
Mortgage banking income	3,717	—	3,717	—	—	—	—	3,717
Program fees	—	—	—	—	1,502	6,771	8,273	8,273
Gain on sale of Visa Class B-1 shares	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income (1)	18,003	43	18,046	210	1	1	212	18,258
Total noninterest income	25,810	43	25,853	16,670	1,503	6,772	24,945	50,798

Salaries and employee benefits	52,124	1,428	53,552	4,161	1,902	2,255	8,318	61,870
Technology, Equipment, and Communication	14,874	80	14,954	317	44	2,012	2,373	17,327
Occupancy	6,754	60	6,814	121	10	10	141	6,955
Marketing and development	1,438	—	1,438	178	—	1,014	1,192	2,630
Core conversion and contract consulting fees	5,896	—	5,896	—	—	—	—	5,896
Other noninterest expense (2)	13,453	255	13,708	950	283	222	1,455	15,163
Total noninterest expense	94,539	1,823	96,362	5,727	2,239	5,513	13,479	109,841

Income (loss) before income tax expense	41,224	4,495	45,719	29,322	6,821	18,490	54,633	100,352
Income tax expense (benefit)	8,656	1,013	9,669	6,399	1,485	4,047	11,931	21,600

Net income (loss)	$32,568	$3,482	$36,050	$22,923	$5,336	$14,443	$42,702	$78,752

Period-end assets	$5,788,697	$672,166	$6,460,863	$32,771	$346,586	$130,697	$510,054	$6,970,917

Period-end loans	$4,582,152	$671,773	5,253,925	$95	$—	$119,000	$119,095	$5,373,020

Period-end deposits	$4,849,544	$37,704	$4,887,248	$31,374	$346,586	$52,031	$429,991	$5,317,239

Net interest margin	3.81%	2.59%	3.71%	NM	4.42%	NM	NM	5.44%

Net-revenue concentration*	59%	3%	62%	20%	4%	14%	38%	100%

	Six Months Ended June 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$98,174	$5,171	$103,345	$31,733	$6,438	$23,939	$62,110	$165,455

Provision for expected credit loss expense	1,273	523	1,796	24,592	—	9,377	33,969	35,765

Net refund transfer fees	—	—	—	14,631	—	—	14,631	14,631
Mortgage banking income	1,922	—	1,922	—	—	—	—	1,922
Program fees	—	—	—	—	1,533	7,044	8,577	8,577
Other noninterest income (1)	16,421	26	16,447	138	2	2	142	16,589
Total noninterest income	18,343	26	18,369	14,769	1,535	7,046	23,350	41,719

Salaries and employee benefits	49,267	1,433	50,700	4,271	1,626	2,262	8,159	58,859
Technology, Equipment, and Communication	12,866	64	12,930	220	4	1,676	1,900	14,830
Occupancy	6,987	41	7,028	175	14	14	203	7,231
Marketing and development	1,442	—	1,442	134	30	3,023	3,187	4,629
Other noninterest expense (2)	12,544	267	12,811	1,736	298	211	2,245	15,056
Total noninterest expense	83,106	1,805	84,911	6,536	1,972	7,186	15,694	100,605

Income before income tax expense	32,138	2,869	35,007	15,374	6,001	14,422	35,797	70,804
Income tax expense	6,228	647	6,875	3,510	1,335	3,272	8,117	14,992

Net income	$25,910	$2,222	$28,132	$11,864	$4,666	$11,150	$27,680	$55,812

Period-end assets	$5,531,961	$549,472	$6,081,433	$32,106	$362,410	$140,625	$535,141	$6,616,574

Period-end loans	$4,589,167	$549,011	$5,138,178	$92	$—	$126,000	$126,092	$5,264,270

Period-end deposits	$4,565,297	$34,663	$4,599,960	$31,945	$361,980	$75,162	$469,087	$5,069,047

Net interest margin	3.43%	2.61%	3.38%	NM	5.05%	NM	NM	5.13%

Net-revenue concentration*	56%	3%	59%	22%	4%	15%	41%	100%

* Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

(1) Other noninterest income includes Service charges on deposit accounts, Interchange fee income, Increase in cash surrender value of BOLI, Net losses on OREO, and Other noninterest income.

(2) Other noninterest expense includes FDIC insurance expense, Interchange related expense, Legal and professional fees, and Other noninterest expense.

NM – Not Meaningful

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

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		June 30, 2025		December 31, 2024
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$82,500	$51,712	$72,415	$54,797
Life-to-date amortization		(26,212)	NA	(21,899)	NA
Low-income housing tax credit - Net		$56,288	$51,712	$50,516	$54,797
(1)	All obligations will be paid by the Company by December 31, 2038.
(2)	All obligations will be paid by the Company by December 31, 2039.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the three and six months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2025	2024	2025	2024

Amortization expense	$2,008	$1,561	$4,313	$3,179
Tax credits recognized	(2,803)	(2,326)	(5,978)	(4,852)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include the accounts of Republic Bancorp, Inc. (the “Parent Company”) and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this filing, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc., and, where the context requires, Republic Bancorp, Inc., and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as, its wholly owned subsidiary, RBT Insurance Agency LLC. All significant intercompany balances and transactions are eliminated in consolidation.

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.

Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	long-term and short-term interest rate fluctuations and the overall shape of the U.S. Treasury yield curve, as well as the corresponding impact on the Company’s net interest income and mortgage banking operations;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax policies including, but not limited to, changes in federal and state statutory rates;
●	changes in, or forecasts of, future political and economic conditions, inflation or recession and efforts to control related developments;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	behavior of securities and capital markets, including changes in interest rates, market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	accuracy of assumptions and estimates used in establishing the ACLL, ACLC, credit exposures and other estimates;
●	changes in the credit quality of the Company’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	impairment of investment securities, goodwill, MSRs, other intangible assets and/or DTAs;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	integration of acquired financial institutions, businesses, or future acquisitions;
●	changes in technology instituted by the Company, its counterparties, or competitors;
●	changes to or the effectiveness of the Company’s overall internal control environment;
●	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable ASUs, including the introduction of new ASUs;
●	changes in investor sentiment or behavior;

●	changes in consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;
●	occurrence of natural or human-caused disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and the Company’s ability to deal effectively with disruptions caused by the foregoing;
●	ability to maintain the security of the Company’s financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of the Company’s operational systems or those of third- parties;
●	the Company’s ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of its vendors, or its customers or to disrupt systems;
●	the Company’s ability to qualify for future research and development federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected RA and RT volume anticipated by TRS;
●	the impacts of actual or proposed tariffs to the U.S. economy, market interest rates, and the Company’s results of operations;
●	the ability of the Company to achieve savings from its new call center management system;
●	the ability for the Company to achieve its projected savings from a new core system contract;
●	the ability to launch the new core system by the Company’s fourth quarter 2025 target date;
●	the ability of RPS’ largest segment marketer-servicer to meet minimum contractual average deposit thresholds to earn revenue share payments;
●	the overall future impact of the non-renewal of the Company’s contract with its largest marketer-servicer within TRS;
●	the Company’s ability to replace RA and RT volume and revenue related to the above contract non-renewal; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and Part II Item 1A “Risk Factors” of the current filing.

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and operating results and require management to make estimates that are difficult, subjective, and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third-parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

Republic believes its critical accounting policies and estimates relate to its ACLL and Provision.

ACLL and Provision — As of June 30, 2025, the Bank maintains an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

Management’s evaluation of the appropriateness of the ACLL is often the most critical accounting estimate for a financial institution, as the ACLL requires significant reliance on the use of estimates and significant judgment as to the reliance on historical loss rates, consideration of quantitative and qualitative economic factors, and the reliance on a reasonable and supportable forecast.

Within the ACLL model, the Company utilizes the “static-pool” method. This method analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company employs a one-year forecast of general CRE values.

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

The impact of utilizing the CECL approach to calculate the ACLL is significantly influenced by the composition, characteristics, and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the ACLL, and therefore, greater volatility to the Company’s reported earnings.

During the first quarter of 2025, the Company further segmented its CRE portfolio into Owner Occupied CRE, Nonowner Occupied CRE, and Multi-family. The Multi-family portfolio consists of properties with five or more dwelling units in structures (including apartment buildings and apartment hotels) used primarily to accommodate households on a more-or-less permanent basis. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL in the future. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

BUSINESS SEGMENT COMPOSITION

As of June 30, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The Company’s Executive Chair and Chief Executive Officer serve as the Company’s CODM’s. Income (loss) before income tax expense is the reportable measure of segment profit or loss that the CODM’s regularly review and utilize to allocate resources and assess performance.

Prior to the first quarter of 2024, Republic had reported mortgage banking as a separate reportable segment under Core Banking. Due to the quantitative and qualitative immateriality of this division, Management concluded its mortgage banking operations no longer constituted a separate reportable segment for SEC reporting purposes and now includes these results in the Traditional Banking segment. All prior period mortgage banking results of operations have been reclassified into the Traditional Banking segment.

Core Bank

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint ,with all products and services generally offered under the Company’s traditional RB&T brand. As of June 30, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, as well as short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank.

Other sources of Traditional Banking income include service charges on consumer and commercial deposit accounts, mortgage banking income, debit and credit card interchange fee income, title insurance commissions, swap fee income and increases in the cash surrender value of BOLI.

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

Traditional Bank lending activities consist of the following:

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

During 2023, the Bank purchased a block of single-family, first-lien mortgage loans for investment through its Correspondent Lending Channel, with these loans secured by owner-occupied collateral generally located outside of the Bank’s market footprint. During the first quarter of 2024, Management elected to sell $67 million of these loans and the sale was completed during the second quarter of 2024.

The Bank offers single-family, first-lien residential real estate ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a premium interest rate for its ARMs if the property is nonowner-occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual or semi-annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to ten years, with demand dependent upon market conditions. While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on their first mortgage loans.

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSRs attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSRs, are included as a component of the Company’s Traditional Banking segment, as discussed elsewhere in this filing. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat NIM compression. Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

As part of the sale of loans with servicing retained, the Bank records MSRs. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSRs are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of “mortgage banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSRs to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSRs is initially amortized in proportion to and over the estimated period of net servicing income and subsequently adjusted quarterly based on the weighted average remaining life of the underlying loans. The MSR amortization is recorded as a reduction to net servicing income, a component of “mortgage banking income.”

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

Commercial Lending — As described in detail below, the Bank conducts commercial lending activities primarily through the following groups/divisions: Corporate Banking, CRE Banking, Commercial Banking, Business Banking, Private Banking, and Retail Banking channels and clients are primarily located within the Bank’s market footprint or in an adjoining market. In general, all commercial lending credit approvals and processing are prepared and underwritten through the Bank’s centralized CCAD.

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a primary focus on C&I lending, CRE, and multi-family lending.

C&I loans typically include those secured by general business assets, which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor. Credit facilities include annually renewable LOCs and term loans with maturities typically from three to five years and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based on the borrower’s capacity to repay these loans from operating cash flows, typically measured by EBITDA (earnings before interest, taxes, depreciation and amortization), with capital strength, collateral, and management experience also important underwriting considerations. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $35 million targeted by the Corporate Banking group.

CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of commercial use property. The CRE Banking group, which launched in 2022, focuses on large CRE projects, typically in amounts from $5 million to $25 million. Borrowers are generally single-asset entities, mostly nonowner-occupied CRE. Primary underwriting considerations are cash flow projections (current and historical), financial capacity of sponsors, and collateral value financed. Fixed rate financing and reciprocal interest rate swaps are used as well. Given the size of these credits, the Bank generally seeks established, well-known borrowers and projects with low credit risk.

The Commercial Banking group focuses on small and medium sized C&I and owner-occupied CRE opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are cash flow projections (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

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

Construction & Land Development Lending — The Bank originates business loans for the construction of both single-family, residential properties and commercial properties (apartment complexes, shopping centers, office buildings) to borrowers primarily located within the Bank’s market footprint or in an adjoining market. While not a focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

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

Consumer Lending — Traditional Banking consumer loans include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards originated to borrowers primarily located within the Bank’s market footprint or in an adjoining market. In 2024, the Traditional Bank ceased originating new consumer credit cards and sold its $5 million portfolio in the second quarter of 2025. Except for home equity loans, which are actively marketed in conjunction with single family, first lien residential real estate loans, other Traditional Banking consumer loan products while available, are not and have not been actively promoted in the Bank’s markets.

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades with borrowers across the U.S. Loans typically range between $200,000 and $4 million in size and have terms up to 20 years. The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of credit worthiness for approval.

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

Correspondent Lending — During 2023, the Bank purchased a block of single family, first-lien mortgage loans for investment through its Correspondent Lending channel. The Bank had previously purchased Correspondent loans dating back to 2014 and 2015. Correspondent Lending generally involves the Bank purchasing, primarily from its Warehouse Lending clients, closed loans that meet the Bank’s specifications. Substantially all loans purchased through the Correspondent Lending channel are purchased at a premium. Premiums on loans held for investment acquired though the Correspondent Lending channel will be amortized into interest income over the expected life of the loan utilizing the level-yield. Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. During the first quarter of 2024, Management elected to sell $67 million of these loans and the sale was completed during the second quarter of 2024.

Internet Banking — The Bank expands its market penetration and service delivery of its RB&T brand by offering clients Internet Banking services and products through its website, www.republicbank.com.

Mobile Banking — The Bank allows clients to securely access and manage their accounts through its mobile banking application.

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

See additional detail regarding the Traditional Banking segment under Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

(II) Warehouse Lending segment

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien residential real estate loans. The credit facility enables the mortgage banking clients to close single-family, first-lien residential real estate loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual advances for loans are expected to remain on the warehouse LOC for an average of 15 to 30 days. Advances for reverse mortgage loans and construction loans typically remain on the LOC longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual advance during the time the advance remains on the warehouse LOC and is collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

See additional detail regarding the Warehouse Lending segment under Footnote 15 “Segment Information” of Part I Item 1 “Financial Statements.”

Republic Processing Group

(III) Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs (collectively, the “Tax Providers”). The majority of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024 and 2003, TRS originated ERAs related to tax returns that were anticipated to be filed during the first quarter of the following tax filing season.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank is deducted from the taxpayer’s tax refund proceeds; and
●	If an insufficient refund to repay the RA occurs:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

●	Only offered during December and the up-coming January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer had the option to choose from multiple loan tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:

●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees paid for RAs, including ERAs, as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since RAs do not have a contractual due date, the Company considered an RA delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on RAs are estimated when advances are made. Unpaid RAs, including ERAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2025, RAs that were subject to Tax Provider loan loss guarantees were charged-off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Those corresponding receivables are expected to be settled during the third quarter of 2025. RAs collected during the second half of the year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

See additional detail regarding the RA product under Footnote 4 “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements.”

(IV) Republic Payment Solutions segment

The RPS segment offers a range of payment-related products and services to consumers through third-party service providers. Through the Bank, the RPS segment offers both issuing solutions and money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, automatic teller machine withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, automated teller machine withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement:

Through the Bank, the RPS segment participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs under RPS program fees. Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company has not shared interest income revenue with its largest prepaid marketer-servicer for the three and six months ended June 30, 2025, as minimum deposit balance thresholds were not met.

(V) Republic Credit Solutions segment

Through the Bank, the RCS segment offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for (1) RCS’ LOC products, (2) RCS’ installment loan product and (3) RCS’ healthcare receivables products.

LOC Products:

Through the Bank, RCS uses third-party service providers, to originate two LOC products to generally subprime or near-prime borrowers. borrowers in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

The Bank sells participation interests in this product. These participation interests are a 90% interest in advances made to borrowers under the borrower’s LOC account, and the participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 10% participation interest in each advance, it maintains 100% ownership of the underlying LOC I account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Similar to its LOC I product, the Bank provides oversight and supervision to a third-party for its LOC II product. In return, this third-party provides the Bank with marketing services and loan servicing for the LOC II product. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this product.

The Bank sells 95% participation interests in the LOC II product. These participation interests are generally sold three business days following the Bank’s funding of the associated advances. Although the Bank retains a 5% participation interest in each advance, it maintains 100% ownership of the underlying LOC II account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Installment Loan Product:

Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loans. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intention to sell these loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Healthcare Receivables Products:

Through RCS, Bank originates healthcare receivables products across the U.S. through three different third-party service providers.

For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default.

For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees earned on RCS loans under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “Program fees.”

RECENT DEVELOPMENTS

The One Big Beautiful Bill Act

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and development expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

Expiration of Largest Tax Provider Contract

All ERAs and RAs originated through TRS are done during the three-month period of December through February each year. As previously disclosed, the Company’s largest Tax Provider contract within TRS in terms of product volume expires in October 2025 and the Company does not expect to enter into a new contract with this Tax Provider to replace its existing contract.  For the 2025 calendar year, Management estimates that this existing large Tax Provider contract will contribute pre-tax net income equating to approximately 27% of the total TRS pre-tax net income for the previous 12 months as of June 30, 2025.

Other notable items in the Company’s financial statements impacted by this contract not being renewed include the following:

●	ERAs and RAs originated through this Tax Provider represented approximately 63% of the total dollars of ERAs and RAs originated through TRS from December 2024 through February 2025. As a result of these originations, RA/ERA fee income reported in interest income on loans related to this Tax Provider represented 63% of total RA/ERA fee income for the first six months of 2025, and 89% for the fourth quarter of 2024. Net RA/ERA fee income during the second quarter of 2025 was immaterial.

●	Provision for RAs/ERAs originated through this Tax Provider represented 72% of the TRS Provision for the second quarter of 2025 (the Provision for the second quarter of 2025 was a net credit for both TRS, as a whole, and for RAs/ERAs originated through this Tax Provider). The Provision for this Tax Provider was 56% of the total TRS Provision for the first six months of 2025, and 96% of the total TRS Provision for the fourth quarter of 2024.

●	Net RT revenue generated through this Tax Provider during the second quarter and first six months of 2025 represented approximately 6% and 20% of the total net RT revenue generated through TRS for the respective periods. Net RT revenue during the fourth quarter of 2024 was immaterial.

OVERVIEW (Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024)

Total Company net income for the second quarter of 2025 was $31.5 million, an increase of $6.3 million, or 25%, over the same period in 2024. Diluted EPS also increased to $1.61 for the second quarter of 2025 compared to $1.30 for the same period in 2024. The increase in net income primarily reflected the following by reportable segment:

Traditional Banking segment

●	Net income increased $3.2 million, or 24%, from the second quarter of 2024 to the second quarter of 2025.

●	Net interest income increased $6.5 million, or 13%, from the second quarter of 2024 to the second quarter of 2025.

●	Provision was a net charge of $517,000 for the second quarter of 2025 compared to a net charge of $915,000 for the same period in 2024.

●	Noninterest income increased $399,000, or 4%, from the second quarter of 2024 to the second quarter of 2025.

●	Noninterest expense increased $2.9 million, or 7%, from the second quarter of 2024 to the second quarter of 2025.

Warehouse Lending segment

●	Net income increased $450,000, or 33%, from the second quarter of 2024 to the second quarter of 2025.

●	Net interest income increased $635,000, or 22%, from the second quarter of 2024 to the second quarter of 2025.

●	The Warehouse Provision was a net charge of $255,000 for the second quarter of 2025 compared to a net charge of $214,000 for the same period in 2024.

●	Average committed Warehouse lines of credit increased to $995 million for the second quarter of 2025 from $940 million for the second quarter of 2024.

●	Average LOC usage was 57% during the second quarter of 2025 compared to 49% during the same period in 2024.

Tax Refund Solutions segment

●	Net income increased $241,000, or 8%, from the second quarter of 2024 to the second quarter of 2025.

●	Net interest income decreased $761,000 from the second quarter of 2024 to the second quarter of 2025.

●	TRS recorded a net credit to the Provision of $3.9 million during the second quarter of 2025 compared to a net credit of $1.2 million for the same period in 2024.

●	Noninterest income decreased $1.2 million, or 30%, from the second quarter of 2024 to the second quarter of 2025.

●	Within noninterest income, net RT revenue decreased $1.2 million, or 33%, from the second quarter of 2024 to the second quarter of 2025.

●	Noninterest expense was $2.5 million for the second quarter of 2025 compared to $2.0 million for the same period in 2024.

Republic Payment Solutions segment

●	Net income increased $342,000, or 16%, from the second quarter of 2024 to the second quarter of 2025.

●	Net interest income increased $633,000, or 22%, from the second quarter of 2024 to the second quarter of 2025.

●	Noninterest income was $736,000 for the second quarter of 2025 compared to $761,000 for the second quarter of 2024.

●	Noninterest expense was $1.2 million for the second quarter of 2025 compared to $1.0 million for the second quarter of 2024.

Republic Credit Solutions segment

●	Net income increased $2.0 million, or 40%, from the second quarter of 2024 to the second quarter of 2025.

●	Net interest income increased $694,000, or 6%, from the second quarter of 2024 to the second quarter of 2025.

●	Overall, RCS recorded a net charge to the Provision of $5.0 million during the second quarter of 2025 compared to a net charge of $5.2 million for the same period in 2024.

●	Noninterest income increased $77,000, or 2%, from the second quarter of 2024 to the second quarter of 2025.

●	Noninterest expense was $2.4 million for the second quarter of 2025 and $4.0 million for the same period in 2024.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024)

Net Interest Income

See the section titled “Asset/Liability Management and Market Risk” in this section of the filing regarding the Bank’s interest rate sensitivity.

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, SSUAR and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Since April 2025, when the President proposed the implementation of broad-based sweeping tariffs against many of the U.S.’s global trading partners, there have been numerous policy changes that have triggered ongoing financial volatility. While the FRB has maintained its FFTR at a range of 4.25% to 4.50%, recent FOMC commentary has indicated possible rate cuts in the second half of 2025.

Total Company net interest income was $76.2 million during the second quarter of 2025 compared to $68.5 million during the second quarter of 2024, representing a $7.7 million or 11% increase. The Total Company NIM increased 25 basis points to 4.61% during the second quarter of 2025 compared to 4.36% during the second quarter of 2024.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income was $56.4 million for the second quarter of 2025, a $6.5 million, or 13%, increase from $49.9 million during the second quarter of 2024 and was driven primarily by NIM expansion.

The Traditional Bank’s NIM increased from 3.53% during the second quarter of 2024 to 3.84% during the second quarter of 2025, the rise in its interest-earning asset yields outpacing the rise in funding costs.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the second quarter of 2024 and the second quarter of 2025 were as follows:

●	Traditional Bank average loans declined from $4.62 billion with a weighted-average yield of 5.57% during the second quarter of 2024 to $4.59 billion with a weighted average yield of 5.69% during the second quarter of 2025. The comparison of average loans for the Traditional Bank was negatively impacted by the sale of $67 million in residential real estate loans during the second quarter of 2024 that were previously held for investment. The increased period-over-period yield on loans was driven by the replacement of lower yielding loans in the portfolio through principal amortization and payoffs with new originations at a higher yield. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

●	Average interest-earning cash was $623 million with a weighted-average yield of 4.45% during the second quarter of 2025 compared to $393 million with a weighted-average yield of 5.46% for the second quarter of 2024. The lower yield on cash for the quarter was driven by a 100-basis-point decrease in the FFTR from the second quarter of 2024 to the second quarter of 2025. The growth in cash balances was primarily driven by excess funds from interest-bearing deposit growth, including cash from a $131 million short-term brokered CD obtained during April 2025 that matures in July 2025.

●	Average investments totaled $686 million with a weighted-average yield of 3.71% during the second quarter of 2025 compared to $670 million with a weighted-average yield of 3.09% for the second quarter of 2024. The increased period-over-period yield on investments was driven by the redeployment of cash from maturing investments into new purchases with longer durations and higher yields. The Company began buying investment securities with longer durations, such MBS’s, during 2025 as a result of a more favorable yield curve and the more attractive yield for these longer-duration securities above the overnight cash yield.

●	The weighted-average cost of total interest-bearing deposits decreased from 2.79% during the second quarter of 2024 to 2.34% for the second quarter of 2025, while average interest-bearing deposit balances grew $223 million, or 6%, for the same periods. Included within this growth in interest-bearing deposits was a $280 million net increase in the average balances for business and consumer money market accounts, which generally pay premium rates. The increase in money market balances was partially offset by an $85 million decrease in the average balance of third-party listing service deposits. In addition, the Company obtained a $131 million brokered CD during April 2025 that added $110 million to average deposit balances during the second quarter of 2025. This CD matures in July 2025.

●	Average noninterest-bearing deposits decreased $38 million from the second quarter of 2024 to the second quarter of 2025. The decline in noninterest-bearing deposits is an on-going trend for banks, in general, dating back to the fourth quarter of 2022, as the overall interest rate environment highlighted by the then-inverted yield curve, combined with the competition for deposits, continued to make premium-rate, interest-bearing checking and savings deposits a more attractive alternative for consumer and business clients.

Management believes that any future reductions to the FFTR will likely not benefit the Traditional Bank’s net interest income and NIM. The amount of such impact to the Traditional Bank’s net interest income and NIM resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” of this document.

Warehouse Lending segment

Net interest income within Warehouse increased $635,000, or 22%, from the second quarter of 2024 to the second quarter of 2025.

The rise in Warehouse net interest income was primarily driven by a $110 million, or 24%, increase in average outstanding Warehouse balances from $457 million during the second quarter of 2024 to $567 million for the second quarter of 2025. Average committed Warehouse LOCs increased from $940 million to $995 million during these same periods, while higher demand caused average usage rates for Warehouse LOC to increase from 49% during the second quarter of 2024 to 57% for the second quarter of 2025.

Because consumer mortgage demand drives the usage of Warehouse LOCs, overall LOC usage for the Warehouse segment has been sensitive, historically, to changes in interest rates on the long-end of the yield curve. As a result, a decreasing interest rate environment for the long end of the yield curve could positively impact Warehouse demand if the long term interest rate declines are substantial. Alternatively, if interest rates only decline on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Tax Refund Solutions segment

TRS’s net interest income decreased $761,000 for the second quarter of 2025 compared to the same period in 2024. Loan-related interest and fees decreased $731,000 for the quarter and was driven primarily by a $560,000 payment received during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season and eliminated for the 2025 tax season.

Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division increased $633,000 from the second quarter of 2024 to the second quarter of 2025. Driving this increase at RPS was a reduction in the segment’s revenue share component, as the Company’s largest marketer-servicer did not achieve the minimal contractual thresholds for average deposit balances in order to earn a revenue share for the second quarter of 2025. By contrast, this revenue share equated to $1.3 million during the second quarter of 2024 and was recorded as interest expense in the segment’s income statement. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

Partially offsetting the positive benefit of the decreased revenue share, RPS earned a lower yield of 4.28% for its $350 million average of prepaid program balances for the second quarter of 2025 compared to a yield of 5.03% for the $360 million in average prepaid card balances for the second quarter of 2024. The lower earnings rate was driven by a decrease in the FFTR of 100 basis points from the second quarter of 2024 to the second quarter of 2025.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A decreasing interest rate environment, however, would likely negatively impact the Company’s internal FTP credit more than it would impact any revenue share the Company pays for the product, decreasing the segment's NIM.

Republic Credit Solutions segment

RCS’s net interest income increased $694,000, or 6%, from the second quarter of 2024 to the second quarter of 2025. The increase was driven primarily by an increase in fee income from RCS’s LOC II product, as net interest income increased $388,000 to $7.1 million from the second quarter of 2024 to the second quarter of 2025. The rise in net interest income for this LOC product was driven primarily by a period-to-period increase in average outstanding loan balances of approximately $3 million.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would materially impact origination volume for its various consumer loan products. A decreasing interest rate environment would positively impact the Company’s internal FTP cost allocated to this segment, which would increase the NIM for the segment. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

The following table presents the average balance sheets for the three-month periods ended June 30, 2025, and 2024, along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$622,909	$6,917	4.45%	$393,095	$5,334	5.46%
Investment securities, including FHLB stock (a)	686,223	6,346	3.71	670,114	5,144	3.09

TRS Refund Advances (b)	26,353	25	0.38	37,103	742	8.04
RCS LOC products (b)	46,252	12,434	107.83	42,011	11,272	107.91
Other RPG loans	92,012	1,559	6.80	104,042	2,069	8.00
Outstanding Warehouse lines of credit	566,707	9,803	6.94	456,908	9,064	7.98
Traditional Bank loans (c)	4,587,342	65,119	5.69	4,622,655	64,075	5.57
Total loans (d)	5,318,666	88,940	6.71	5,262,719	87,222	6.67

Total interest-earning assets	6,627,798	102,203	6.19	6,325,928	97,700	6.21

Allowance for credit losses	(105,726)			(108,194)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	125,098			102,712
Premises and equipment, net	33,250			33,452
Bank owned life insurance	108,416			105,128
Other assets (a)	273,195			247,858
Total assets	$7,062,031			$6,706,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,699,450	$2,557	0.60%	$1,821,025	$6,323	1.40%
Money market accounts	1,406,053	10,183	2.90	1,120,833	9,652	3.46
Time deposits	445,129	4,168	3.76	387,150	3,859	4.01
Reciprocal money market and time deposits	318,576	2,622	3.30	334,496	3,514	4.23
Brokered deposits	212,001	2,320	4.39	184,734	2,425	5.28

Total interest-bearing deposits	4,081,209	21,850	2.15	3,848,238	25,773	2.69

SSUARs and other short-term borrowings	87,760	140	0.64	88,326	132	0.60
Federal Home Loan Bank advances	370,000	4,011	4.35	305,604	3,259	4.29

Total interest-bearing liabilities	4,538,969	26,001	2.30	4,242,168	29,164	2.77

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,323,622			1,366,862
Other liabilities	143,941			144,108
Stockholders’ equity	1,055,499			953,746
Total liabilities and stockholders’ equity	$7,062,031			$6,706,884

Net interest income		$76,202			$68,536

Net interest spread			3.89%			3.44%

Net interest margin			4.61%			4.36%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for TRS Refund Advances and RCS LOC products is composed entirely of loan fees.
c)	Average balances for loans include the principal balance of nonaccrual loans and loans HFS, and are inclusive of all loan premiums, discounts, fees and costs.
d)	See table 2 for detail of loan fees by reporting segment.

The following table illustrates loan fees recorded as interest income on loans, by segment, for the second quarters ended June 30, 2025, and 2024.

Table 2 — Loan Fee Income

	Three months ended June 30,
(dollars in thousands)	2025	2024

Traditional Banking	$1,367	$1,281
Warehouse Lending	369	322
Total Core Bank	1,736	1,603
TRS	25	756
RCS	12,434	11,272
Total RPG	12,459	12,028

Total loan fees - Total Company	$14,195	$13,631

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2025
	Compared to
	Three Months Ended June 30, 2024
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$1,583	$2,683	$(1,100)
Investment securities, including FHLB stock	1,202	126	1,076
TRS Refund Advance loans*	(717)	(167)	(550)
RCS LOC products	1,162	1,140	22
Other RPG loans	(510)	(223)	(287)
Outstanding Warehouse lines of credit	739	1,992	(1,253)
Traditional Bank loans	1,044	(492)	1,536
Net change in interest income	4,503	5,059	(556)

Interest expense:

Transaction accounts	(3,766)	(396)	(3,370)
Money market accounts	531	2,213	(1,682)
Time deposits	309	552	(243)
Reciprocal money market and time deposits	(892)	(160)	(732)
Brokered deposits	(105)	148	(253)
SSUARs and other short-term borrowings	8	(1)	9
Federal Home Loan Bank advances	752	696	56
Net change in interest expense	(3,163)	3,052	(6,215)

Net change in net interest income	$7,666	$2,007	$5,659

* Since interest income for RAs is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

Total Company Provision was a net charge of $1.8 million for the second quarter of 2025 compared to a net charge of $5.1 million for the same period in 2024.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the second quarter of 2025 was a net charge of $517,000 compared to a net charge of $915,000 for the second quarter of 2024.

The net charge of $517,000 for the second quarter of 2025 was driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $722,000 during the second quarter of 2025 related to a change in loan mix toward loans with higher formula reserve requirements in addition to $313,000 in net charge-offs. While loan balances at the Traditional Bank increased only $16 million during the second quarter, growth occurred in categories such as C&D, with higher loan loss reserve requirements.

●	Partially offsetting the above, in the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment that resulted in a $518,000 credit to Provision.

The net charge of $915,000 for the second quarter of 2024 was primarily driven by the following:

●	Traditional Bank provisioning during the second quarter of 2024 substantially related to general formula reserves in addition to $232,000 in net charge-offs. While loan balances at the Traditional Bank increased only $16 million during the second quarter, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.29% as of June 30, 2025, compared to 1.31% as of December 31, 2024, and 1.30% as of June 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2025.

See the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $255,000 for the second quarter of 2025 compared to a net charge of $214,000 for the same period in 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $102 million during the second quarter of 2025 compared to an increase of $86 million during the second quarter of 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2025, December 31, 2024, and June 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2025.

Tax Refund Solutions segment

TRS recorded a net credit to the Provision of $3.9 million during the second quarter of 2025 compared to a net credit of $1.2 million for the same period in 2024. Substantially all TRS Provision in both periods was related to its RA and ERAs products.

RAs related to the 2025 tax filing season were only originated during December of 2024 and the first two months of 2025, while RAs related to the 2024 tax filing season were only originated during December of 2023 and the first two months of 2024. As is the case each year as of March 31st, the ACLL related to RAs is an estimate with that estimate finalized during the second quarter when all uncollected RAs are ultimately charged off as of June 30th. The final charge-offs posted during the second quarter of a calendar year can be different (higher or lower) than the Company’s March 31st Provision estimate based on actual paydowns received during the second quarter. RAs collected during the second half of the year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

For the second quarter of 2025, TRS recorded a net credit to the Provision of $3.9 million to bring its preliminary March 31, 2025, ACLL estimate in-line with its final June 30, 2025, charge-offs. TRS’s incurred loss rate for unguaranteed RAs as of June 30, 2025, was 2.81% of total of the $801 million of the total loans originated during December 2024 and the first two months of 2025.

During the second quarter of 2024, TRS recorded a net credit to the Provision of $1.2 million. TRS’s incurred loss rate for unguaranteed RAs as of June 30, 2024, was 3.30% of total of the $874 million of the total loans originated during December 2023 and the first two months of 2024.

In-line with its customary June 30th charge-off policy for RA loans, the Company completely charged-off all remaining unpaid RAs as of June 30, 2025, with approximately $2.3 million of the RAs that are expected to be recovered under loan-loss guaranty arrangements with Tax Providers recorded as receivables in other assets on the balance sheet.

For factors affecting the comparison of the TRS results of operations for the second quarter of 2025 and the second quarter of 2024, see section titled “OVERVIEW (Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024) - Tax Refund Solutions.”

See additional detail regarding the RA product under Footnote 4 “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements.”

Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment offers prepaid and debit solutions to consumers.

Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $5.0 million during the second quarter of 2025 compared to a net charge to the Provision of $5.2 million for the same period in 2024. RCS recorded net charge-offs of $4.0 million during the second quarters of 2025 of 2024.

RCS ending loan balances decreased by $10 million during the first six months of 2025, driven by declines in the healthcare receivables programs.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.67% as of June 30, 2025, 16.30% as of December 31, 2024, and 15.44% as of June 30, 2024. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2025.

The following table presents net charges to the RCS Provision by product:

Table 4 — Republic Credit Solutions Provision by Product

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change

Product:
Lines of credit	$4,985	$5,211	$(226)	(4)%
Healthcare receivables	(2)	(15)	13	(87)
Total	$4,983	$5,196	$(213)	(4)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2025	2024

ACLL at beginning of period	$106,303	$108,702

Charge-offs:

Traditional Banking:
Residential real estate	(11)	(39)
Commercial & industrial	(18)	—
Lease financing receivables	(127)	(34)
Home equity	—	—
Consumer	(314)	(259)
Total Traditional Banking	(470)	(332)
Warehouse lines of credit	—	—
Total Core Banking	(470)	(332)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(24,893)	(32,556)
Other TRS loans	(166)	(137)
Republic Credit Solutions	(4,384)	(4,315)
Total Republic Processing Group	(29,443)	(37,008)
Total charge-offs	(29,913)	(37,340)

Recoveries:

Traditional Banking:
Residential real estate	23	21
Commercial real estate	3	3
Commercial & industrial	—	1
Lease financing receivables	17	9
Home equity	26	—
Consumer	88	66
Total Traditional Banking	157	100
Warehouse lines of credit	—	—
Total Core Banking	157	100

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,008	3,792
Other TRS commercial & industrial loans	2	14
Republic Credit Solutions	380	270
Total Republic Processing Group	3,390	4,076

Total recoveries	3,547	4,176

Net loan recoveries (charge-offs)	(26,366)	(33,164)

Provision - Core Bank Loans	772	1,135
Provision - RPG Loans	1,051	4,014
Total Provision for All Loans	1,823	5,149
ACLL at end of period	$81,760	$80,687

Credit Quality Ratios - Total Company:

ACLL to total loans	1.52%	1.53%
ACLL to nonperforming loans	378	393
Net loan charge-offs (recoveries) to average loans	1.99	2.52

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	1.19%
ACLL to nonperforming loans	282	308
Net loan charge-offs (recoveries) to average loans	0.02	0.02

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	June 30,
	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	—%	0.01%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	0.01	—
Lease financing receivables	0.47	0.11
Aircraft	—	—
Home equity	(0.03)	—
Consumer:
Credit cards	0.85	1.02
Overdrafts	100.67	70.66
Automobile loans	(1.88)	(0.34)
Other consumer	0.04	0.41
Total Traditional Banking	0.0.3	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	332.17	310.07
Other TRS commercial & industrial loans	62.93	55.22
Republic Credit Solutions	12.86	3.04
Total Republic Processing Group	63.31	19.26
Total	1.99%	2.52%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. RAs are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are typically analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

Total Company’s net charge-offs to average total Company loans decreased from 2.52% during the second quarter of 2024 to 1.99% during the second quarter of 2025, with net charge-offs decreasing $6.8 million, or 20%, and average total Company loans increasing $56 million, or 1%. The decrease in net charge-offs was driven by a $6.7 million decline in net charge-offs within the TRS segment related to significantly better payments received from the U.S. Treasury to pay off RAs and ERAs through June 30, 2025, compared to the same period in the prior year.

Noninterest Income

Total Company noninterest income decreased $702,000, or 4%, during the second quarter of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $399,000, or 4%, from the second quarter of 2024 compared to the second quarter of 2025. The increase in noninterest income was primarily driven by a $284,000 increase in mortgage banking income, which resulted a modest period-over-period improvement in pricing received on fixed rate loans sold into the secondary market. Other income also increased $280,000 for the second quarter of 2025 compared to the second quarter of 2024 and was driven primarily by a $328,000 net gain on sale of the Bank’s consumer credit card portfolio which was completed during the quarter.

The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended June 30, 2025, and 2024 were $1.7 million and $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended June 30, 2025, and 2024 were $287,000 and $298,000.

Tax Refund Solutions segment

TRS’s noninterest income decreased from $3.9 million for the second quarter of 2024 to $2.7 million for the second quarter of 2025, led by a $1.2 million decline in Net RT fees. The lower Net RT Fees collected was attributable to a 17% decline in number tax refunds funded during the second quarter of 2025 versus the second quarter of 2024, with a greater percentage of RT volume received and funded during the first quarter 2025 as compared to 2024.

For factors affecting the comparison of the TRS results of operations for the first quarter of 2024 and the first quarter of 2023, see section titled “OVERVIEW (Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024) - Tax Refund Solutions.”

Noninterest Expense

Total Company noninterest expense increased $2.0 million, or 4%, during the second quarter of 2025 compared to the same period in 2024.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $2.9 million, or 7%, for the second quarter of 2025 compared to the same period in 2024. Notable variances within the noninterest expense category included:

●	Salaries and benefits increased $1.2 million, or 5%, driven by a $691,000 increase in estimated bonus-related expenses and a $524,000 increase in health insurance claims. The larger estimated bonus-related expenses for the second quarter of 2025 were due to an increased probability of a larger bonus payout for the year based on the Company’s strong operating results.

●	Technology expenses increased $1.0 million, or 16%, over the second quarter of 2024. The increase in Technology expense was driven by enhanced security and new ancillary systems, including additional costs resulting from the transition to a new call center management system. Management expects to incur a net benefit in technology and communication costs in the future as a result of the new call center management system.

Republic Credit Solutions segment

Noninterest expense at the RCS segment decreased $1.6 million, or 40%, during the second quarter of 2025 compared to the same period in 2024, driven by a $1.7 million reduction in marketing expenses. The favorable decline in Marketing expenses included a $763,000 reimbursement for a prior period billing dispute.

OVERVIEW (Six months ended June 30, 2025, Compared to Six months ended June 30, 2024)

Total Company net income for the first six months of 2025 was $78.8 million, and $22.9 million, or 41%, increase from the same period in 2024. Diluted EPS increased to $4.03 for the first six months of 2025 compared to $2.87 for the same period in 2024. The increase in net income primarily reflected the following:

Traditional Banking segment

●	Net income increased $6.7 million, or 26%, for the first six months of 2025 compared to the same period in 2024.

●	Net interest income increased $11.5 million, or 12%, for the first six months of 2025 compared to the same period in 2024.

●	Provision was a net credit of $252,000 for the first six months of 2025 compared to a net charge of $1.3 million for the same period in 2024.

●	As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.29% as of June 30, 2025, compared to 1.30% as of June 30, 2024.

●	Noninterest income increased $7.5 million, or 41%, for the first six months of 2025 compared to the same period in 2024.

●	Noninterest expense increased $11.4 million, or 14%, for the first six months of 2025 compared to the same period in 2024.

●	Total Traditional Bank loans outstanding increased $13 million during the first six months of 2025.

●	Total nonperforming loans to total loans for the Traditional Banking segment was 0.47% as of June 30, 2025, compared to 0.50% as of December 31, 2024.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.22% as of June 30, 2025, unchanged from 0.22% as of December 31, 2024.

●	Total Traditional Bank deposits increased $278 million, or 6%, from December 31, 2024, to $4.85 billion as of June 30, 2025.

Warehouse Lending segment

●	Net income increased $1.3 million, or 57%, for the first six months of 2025 compared to the same period in 2024.

●	Net interest income increased $1.4 million, or 27%, for the first six months of 2025 compared to the same period in 2024.

●	The Warehouse Provision was a net charge of $302,000 for the first six months of 2025 compared to a net charge of $523,000 for the same period in 2024.

●	Average committed Warehouse lines of credit increased to $981 million for the first six months of 2025 from $935 million for first six months of 2024.

●	Average LOC usage increased to 52% during the first six months of 2025 compared to 43% during the same period in 2024.

Tax Refund Solutions segment

●	Net income increased $11.1 million, or 93%, for the first six months of 2025 compared to the same period in 2024.

●	Net interest income decreased $1.9 million, or 6%, for the first six months of 2025 compared to the same period in 2024.

●	Total RA originations were $663 million during the first six months of 2025 compared to $771 million for the first six months of 2024. Originations for both six month periods occurred during the first quarter of the respective periods.

●	TRS originated $139 million of ERAs during the fourth quarter of 2024 related to the anticipated filing of tax returns for the upcoming first quarter 2025 tax filing season compared to $103 million during the fourth quarter of 2023 related to the anticipated filing of tax returns for the first quarter of 2024.

●	TRS recorded a net charge to the Provision of $11.5 million during the first six months of 2025 compared to a net charge to the Provision of $24.6 million for the same period in 2024.

●	Noninterest income increased $1.9 million, or 13%, for the first six months of 2025 compared to the same period in 2024.

●	Within noninterest income, net RT revenue increased $1.8 million, or 13% for the first six months of 2025 compared to the same period in 2024.

●	Noninterest expense totaled $5.7 million for the first six months of 2025 compared to $6.5 million for the same period in 2024.

Republic Payment Solutions segment

●	Net income increased $670,000, or 14%, for the first six months of 2025 compared to the same period in 2024.

●	Net interest income increased $1.1 million, or 17%, for the first six months of 2025 compared to the same period in 2024.

●	Noninterest income was $1.5 million for the first six months of 2025 unchanged from $1.5 million for the first six months of 2024.

●	Noninterest expense totaled $2.2 million for the first six months of 2025 compared to $2.0 million for the first six months of 2024.

Republic Credit Solutions segment

●	Net income increased $3.3 million, or 30%, for the first six months of 2025 compared to the same period in 2024.

●	Net interest income increased $1.2 million, or 5%, for the first six months of 2025 compared to the same period in 2024.

●	RCS recorded a net charge to the Provision of $8.0 million during the first six months of 2025 compared to a net charge of $9.4 million for the same period in 2024.

●	Noninterest income decreased $274,000, or 4%, from the first six months of 2024 to the first six months of 2025.

●	Noninterest expense totaled $5.5 million for the first six months of 2025 and $7.2 million for the same period in 2024.

●	Total nonperforming loans to total loans for the RCS segment was 0.09% as of June 30, 2025, compared to 0.11% as of December 31, 2024.

●	Delinquent loans to total loans for the RCS segment was 7.67% as of June 30, 2025, compared to 8.00% as of December 31, 2024.

RESULTS OF OPERATIONS (Six months ended June 30, 2025, Compared to Six months ended June 30, 2024)

Net Interest Income

See the section titled “Asset/Liability Management and Market Risk” in this section of the filing regarding the Bank’s interest rate sensitivity.

Banking operations are significantly dependent upon net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investment securities and the interest expense on interest-bearing liabilities used to fund those assets, such as interest-bearing deposits, SSUAR and FHLB advances. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Since April 2025, when the President proposed the implementation of broad-based sweeping tariffs against many of the U.S.’s global trading partners, there have been numerous policy changes that have triggered ongoing financial volatility. While the FRB has maintained its FFTR at a range of 4.25% to 4.50%, recent FOMC commentary has indicated possible rate cuts in the second half of 2025.

Total Company net interest income was $178.9 million during the first six months of 2025 and represented an increase of $13.4 million, or 8%, from the first six months of 2024. Total Company NIM increased to 5.44% during the first six months of 2025 from 5.13% for the first six months of 2024.

The following were the most significant components affecting the Company’s net interest income by reportable segment:

Traditional Banking segment

The Traditional Bank’s net interest income increased $11.5 million, or 12%, for the first six months of 2025 compared to the same period in 2024, benefitted from period-over-period growth in average interest-earning assets and a NIM expansion. Traditional Banking’s NIM was 3.81% for the first six months of 2025, an increase of 38 basis points from the first six months of 2024, as the rise in its interest-earning asset yields outpacing the rise in funding costs.

The increase in the Traditional Bank’s net interest income and NIM during the first six months of 2025 was primarily attributable to the following factors:

●	Traditional Bank average loans declined from $4.63 billion with a weighted-average yield of 5.51% during the first six months of 2024 to $4.58 billion with a weighted average yield of 5.65% during the first six months of 2025. While the weighted-average yield earned on Traditional Bank loans increased 14 basis points, the average balance was impacted by the second quarter 2024 sale of $67 million in residential real estate loans that were previously held for investment. For additional discussion of the stricter pricing strategy for new loan originations, see section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” section of this document.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $570 million with a weighted-average yield of 4.45% during the first six months of 2025 compared to $424 million with a weighted-average yield of 5.52% for the first six months of 2024. The lower yield on cash for the first six months of 2025 was driven by a 100-basis-point decrease in the FFTR from the second quarter of 2024 to the second quarter of 2025. The growth in cash balances was primarily driven by excess funds from interest-bearing deposit growth, including cash from a $131 million short-term brokered CD obtained during April 2025 that matures in July 2025.

●	Average investments decreased to $653 million with a weighted-average yield of 3.60% during the first six months of 2025 from $701 million with a weighted-average yield of 3.03% for the first six months of 2024. The increased period-over-period yield on investments was driven by the redeployment of cash from maturing investments into new purchases with longer durations and higher yields. The Company began buying investment securities with longer durations, such MBS’s, during 2025 as a result of a more favorable yield curve and the more attractive yield for these longer-duration securities above the overnight cash yield.

●	The Traditional Bank’s average cost of interest-bearing liabilities decreased from 2.59% during the first six months of 2024 to 2.09% for the first six months of 2025.

o	While the weighted-average cost of total interest-bearing deposits decreased from 2.74% during the first six months of 2024 to 2.30% for the first six months of 2025, average interest-bearing deposits expanded $163 million, or 5%, from the first six months of 2024 to the first six months of 2025. Average balance growth of $275 million in business and consumer money market accounts, which generally pay premium rates, was partially offset by $100 million of contraction in lower-costing transaction accounts.

o	The average balance of FHLB advances increased from $421 million for the first six months of 2024 to $445 million for the first six months of 2025. The weighted-average cost of these borrowings decreased from 4.70% to 4.37% for the same time periods. The decrease in the overall weighted-average cost of FHLB advances resulted primarily from previous term extension strategies implemented earlier in 2024 to take advantage of the then-inverted yield curve.

●	The Traditional Bank’s average noninterest-bearing deposits decreased from $1.21 billion during the first six months of 2024 to $1.14 billion for the first six months of 2025, as the then-inverted yield curve and competition for deposits continued to make interest-bearing deposits a more attractive on-going alternative for consumer and business deposit accounts.

Management believes that any future reductions to the FFTR will likely not benefit the Traditional Bank’s net interest income and NIM. The amount of such impact to the Traditional Bank’s net interest income and NIM resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

Warehouse Lending segment

Net interest income within Warehouse rose $1.4 million, or 27%, from the first six months of 2024 to the first six months of 2025, as total interest income increased $2.1 million and total interest expense increased $699,000. While Warehouse NIM and loan yields declined two basis points and 99 basis points, respectively during the first six months of 2025 compared to the same period in 2024, average outstanding balances expanded $114 million, or 29%, driving the overall increase in net interest income. Average committed Warehouse lines of credit increased from $935 million as June 30, 2024, to $981 million as of June 30, 2025, while average usage rates for Warehouse lines increased from 43% to 52% during the same periods.

Consumer mortgage demand drives Warehouse LOC usage and the Warehouse segment has historically been sensitive to changes in interest rates on the long-end of the yield curve. As a result, a decreasing interest rate environment for the long-end of the yield curve could positively impact Warehouse demand if the long-term interest rate declines are substantial. Alternatively, if interest rates only decline substantially on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Tax Refund Solutions segment

TRS’s net interest income decreased $1.9 million, or 6%, from the first six months of 2024 to the first six months of 2025. Loan-related interest and fees decreased $2.9 million for the first six months of 2025, consistent with 8% decline in tax season origination volume. In addition, TRS received a $560,000 payment during the second quarter of 2024 representing a Tax Provider yield enhancement for the RA program to help offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season and eliminated for the 2025 tax season.

Republic Payment Solutions

Net interest income from the Company’s prepaid card division increased $1.1 million for the first six months of 2025 compared to the same period in 2024. Driving this increase at RPS was a reduction in the segment’s revenue share component for the first six months of 2025, as the RPS’s largest marketer-servicer did not achieve the minimal contractual thresholds for average deposit balances in order to earn a revenue share for the current year. By contrast, this revenue share totaled $2.3 million during the first six months of 2024 and was recorded as interest expense in the segment’s income statement. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

Partially offsetting the positive benefit of the decreased revenue share, RPS earned a lower yield of 4.42% applied to the $362 million average of prepaid program balances for the first six months of 2025 compared to a yield of 5.05% for the $368 million in average prepaid card balances for the first six months of 2024. The lower earnings rate was driven by a decrease in the FFTR of 100 basis points from the first six months of 2024 to the first six months of 2025.

Overall customer demand for the RPS segment has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would impact origination volume for its prepaid card products. A decreasing interest rate environment, however, would likely negatively impact the Company’s internally assigned net FTP funding credit more than it would impact any revenue share the Company pays for the product, decreasing the segment's NIM.

Republic Credit Solutions segment

RCS’s net interest income increased $1.2 million, or 5%, from the first six months of 2024 to the first six months of 2025. The increase was driven primarily by an increase in fee income from RCS’s LOC II product as net interest income increased $550,000 to $13.9 million from the first six months of 2024 to the same period in 2025. The rise in net interest income for this LOC product was driven primarily by a period-to-period increase in average outstanding loan balances.

Overall customer demand for the RCS segment’s products has historically not been interest rate sensitive and therefore management does not believe a changing interest rate environment would materially impact origination volume for its various consumer loan products. A decreasing interest rate environment would positively impact the Company’s internal FTP cost allocated to this segment, which would increase the NIM for the segment. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

The following table presents the average balance sheets for the six-month periods ended June 30, 2025, and 2024, along with the related calculations of net interest income, NIM and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$570,140	$12,587	4.45%	$423,761	$11,623	5.52%
Investment securities, including FHLB stock (a)	653,058	11,657	3.60	701,396	10,580	3.03

TRS Refund Advance loans (b)	150,923	33,315	44.51	162,454	35,393	43.81
RCS LOC products (b)	45,885	24,671	108.43	41,675	22,644	109.27
Other RPG loans	116,435	3,563	6.17	126,930	5,365	8.50
Outstanding Warehouse lines of credit	512,980	17,793	6.99	398,670	15,817	7.98
Traditional Bank loans (c)	4,581,598	128,455	5.65	4,628,802	126,910	5.51
Total loans (d)	5,407,821	207,797	7.75	5,358,531	206,129	7.74

Total interest-earning assets	6,631,019	232,041	7.06	6,483,688	228,332	7.08

Allowance for credit loss	(104,008)			(102,320)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	256,814			191,665
Premises and equipment, net	32,883			33,671
Bank owned life insurance	108,010			104,716
Other assets (a)	273,420			251,809
Total assets	$7,198,138			$6,963,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,717,873	$5,224	0.61%	$1,827,296	$12,053	1.33%
Money market accounts	1,377,543	19,658	2.88	1,093,439	18,459	3.39
Time deposits	429,194	8,140	3.82	380,195	7,440	3.94
Reciprocal money market and time deposits	307,536	5,100	3.34	322,697	6,746	4.20
Brokered deposits	229,563	5,106	4.49	302,915	8,071	5.36

Total interest-bearing deposits	4,061,709	43,228	2.15	3,926,542	52,769	2.70

SSUARs and other short-term borrowings	98,202	277	0.57	95,459	262	0.55
Federal Home Loan Bank advances	444,972	9,646	4.37	420,907	9,846	4.70

Total interest-bearing liabilities	4,604,883	53,151	2.33	4,442,908	62,877	2.85

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,406,890			1,428,455
Other liabilities	147,103			148,472
Stockholders’ equity	1,039,262			943,394
Total liabilities and stock-holders’ equity	$7,198,138			$6,963,229

Net interest income		$178,890			$165,455

Net interest spread			4.73%			4.23%

Net interest margin			5.44%			5.13%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for TRS RAs and RCS LOC products is composed entirely of loan fees.
c)	Average balances for loans include the principal balance of nonaccrual loans and loans HFS, and are inclusive of all loan premiums, discounts, fees and costs.
d)	See table 8 for detail of loan fees by reporting segment.

The following table illustrates loan fees recorded as interest income on loans, by segment, for the six months ended June 30, 2025, and 2024.

Table 8 — Loan Fee Income

	Six months ended June 30,
(dollars in thousands)	2025	2024

Traditional Banking	$2,658	$2,647
Warehouse Lending	679	585
Total Core Bank	3,337	3,232
TRS	33,700	36,627
RCS	24,671	22,644
Total RPG	58,371	59,271

Total loan fees - Total Company	$61,708	$62,503

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

Table 9 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2025
	Compared to
	Six Months Ended June 30, 2024
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$964	$3,497	$(2,533)
Investment securities, including FHLB stock	1,077	(760)	1,837
TRS Refund Advance loans*	(2,078)	(2,533)	455
RCS LOC products	2,027	2,264	(237)
Other RPG loans	(1,802)	(412)	(1,390)
Outstanding Warehouse lines of credit	1,976	4,118	(2,142)
Traditional Bank loans	1,545	(1,293)	2,838
Net change in interest income	3,709	4,881	(1,172)

Interest expense:

Transaction accounts	(6,829)	(677)	(6,152)
Money market accounts	1,199	4,309	(3,110)
Time deposits	700	933	(233)
Reciprocal money market and time deposits	(1,646)	(302)	(1,344)
Brokered deposits	(2,965)	(2,028)	(937)
SSUARs and other short-term borrowings	15	7	8
Federal Home Loan Bank advances	(200)	542	(742)
Net change in interest expense	(9,726)	2,784	(12,510)

Net change in net interest income	$13,435	$2,097	$11,338

* Since interest income for RAs is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

Total Company Provision was a net charge of $19.5 million for the first six months of 2025 compared to a net charge of $35.8 million for the same period in 2024.

The following were the most significant components comprising the Company’s Provision by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first six months of 2025 was a net credit of $252,000 compared to a net charge of $1.3 million for the first six months of 2024. An analysis of the Provision for the first six months of 2025 compared to the same period in 2024 follows:

For the first six months of 2025, the net credit of $252,000 to the Provision for the Traditional Bank primarily reflected the following:

●	In the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment resulting in a $518,000 credit to Provision.

●	During the first quarter of 2025, approximately $5 million of consumer credit cards were reclassified from held for investment into HFS, which generated a credit to Provision of $414,000. The consumer credit card sale was completed during the second quarter of 2025.

●	While loan balances at the Traditional Bank increased slightly, or $13 million, during the first six months of 2025, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements.

●	The Traditional Bank recorded net charge-offs of $449,000 during the first six months of 2025.

For the first six months of 2024, the net charge of $1.3 million to the Provision for the Traditional Bank primarily reflected the following:

●	The Traditional Bank recorded a net charge to the Provision of $860,000 during the first six months of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $29 million during the first six months of 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving the Provision fluctuation for the period.

●	The Traditional Bank recorded net charge-offs of $412,000 during the first six months of 2024.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.29% as of June 30, 2025, compared to 1.31% as of December 31, 2024, and 1.30% as of June 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of June 30, 2025.

See the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $302,000 for the first six months of 2025 compared to a net charge of $523,000 for the same period in 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $121 million during the first six months of 2025 compared to an increase of $209 million during the first six months of 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2025, December 31, 2024, and June 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of June 30, 2025.

Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $11.5 million during the first six months of 2025 compared to a net charge of $24.6 million for the same period in 2024.

ERAs/RAs related to the first quarter 2025 tax filing season were only originated during December of 2024 and the first two months of 2025, while ERAs/RAs related to the first quarter 2024 tax filing season were only originated during December of 2023 and the first two months of 2024. As is the case each year, as of March 31st the ACLL related to ERAs/RAs represented an estimate to be finalized on June 30th when all uncollected ERAs/RAs are ultimately charged-off. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. Any ERAs subject to a loss guaranty arrangement that are recovered during the second half of the year would be distributed to the guarantor.

During the fourth quarter of 2024, the Company revised its agreement with its largest third-party marketer-servicer for ERAs/RAs for the 2025 Tax Season. In addition to a new loss cap guarantee specific to ERAs for the 2025 Tax Season, the fee specific to ERAs for the 2025 Tax Season was increased with the fee applicable to in-season RAs for the 2025 Tax Season being reduced.

Total ERA/RA volume for the 2025 tax filing season totaled $801 million, representing a $73 million, or 8%, decline from the $874 million originated for the 2024 tax filing season. RA origination volume totaled $663 million during the first six months of 2025 compared to $771 million for the first six months of 2024. ERA origination volume totaled $139 million during the fourth quarter of 2024 related to the anticipated filing of tax returns for the upcoming first quarter 2025 tax filing season compared to $103 million during the fourth quarter of 2023 related to the anticipated filing of tax returns for the first quarter of 2024.

The lower Provision during the first six months of 2025 compared to the same period in 2024 related to the following factors:

●	The fee structure changes, and total ERA/RA volume decline detailed above;

●	A significant improvement in payments received from the U.S. Treasury to fund federal tax refunds for the first quarter 2025 tax filing season; and

●	TRS recorded a larger percentage of its total ERA Provision during the fourth quarter of 2024 than it did for ERAs during the fourth quarter of 2023, effectively leading to a lower Provision during the first six months of 2025 than the first six months of 2024. TRS recorded a larger percentage of its total ERA Provision during the fourth quarter of 2024 versus the fourth quarter of 2023 due to the final loss rate realized from the ERAs originated December 2023, with that final loss rate applied to the ERAs originated during December 2024 in the Company’s fourth quarter 2024 ACLL calculation.

As of June 30, 2025, TRS’s incurred loss rate related to unguaranteed loans associated with the first quarter 2025 tax filing season was 2.81% of the $801 million total originations. In-line with its customary June 30th charge-off policy for TRS loans, the Company completely charged-off all remaining unpaid ERAa/RAs as of June 30, 2025, with approximately $2.3 million of loans expected to be recovered under loan-loss guarantee arrangements with Tax Providers recorded as receivables in other assets on the balance sheet.

As of June 30, 2024, TRS’s incurred loss rate related to unguaranteed loans associated with the first quarter 2024 tax filing season was 3.30% of the $874 million of total originations. In June 2024, the Company charged off all unpaid TRS loans which equated to 3.22% of total originations. The final loss rate of unguaranteed RAs/ERAs for the 2024 Tax Season was 2.81% of originations.

See additional detail regarding the ERA/RA products under Footnote 4 “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements.”

Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $8.0 million during the first six months of 2025 compared to a net charge to the Provision of $9.4 million for the same period in 2024. RCS recorded net charge-offs of $7.9 million during the first six months of 2025 compared to net charge-offs of $8.2 million during the first six months of 2024.

RCS ending loan balances decreased by $10 million during the first six months of 2025, entirely related to the healthcare receivables programs. During the first six months of 2024, loan balances decreased by $6 million also led by the healthcare receivables programs.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.67% as of June 30, 2025, 16.30% as of December 31, 2024, and 15.44% as of June 30, 2024. The RCS segment has continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the first six months of 2025. The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of June 30, 2025.

The following table presents net charges to the RCS Provision by product:

Table 10 — Republic Credit Solutions Provision by Product

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change

Product:
Lines of credit	$7,975	$9,395	$(1,420)	(15)%
Healthcare receivables	(25)	(18)	(7)	39
Total	$7,950	$9,377	$(1,427)	(15)%

Table 11 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2025	2024

ACLL at beginning of period	$91,978	$82,130

Charge-offs:

Traditional Banking:
Residential real estate	(29)	(52)
Commercial & industrial	(18)	—
Lease financing receivables	(138)	(58)
Consumer	(556)	(604)
Total Traditional Banking	(741)	(714)
Warehouse lines of credit	—	—
Total Core Banking	(741)	(714)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(24,893)	(32,556)
Other TRS commercial & industrial loans	(165)	(137)
Republic Credit Solutions	(8,638)	(8,860)
Total Republic Processing Group	(33,696)	(41,553)
Total charge-offs	(34,437)	(42,267)

Recoveries:

Traditional Banking:
Residential real estate	63	80
Commercial real estate	3	23
Commercial & industrial	—	2
Lease financing receivables	22	22
Home equity	27	1
Consumer	177	174
Total Traditional Banking	292	302
Warehouse lines of credit	—	—
Total Core Banking	292	302

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,699	4,067
Other TRS commercial & industrial loans	3	44
Republic Credit Solutions	730	640
Total Republic Processing Group	4,432	4,751
Total recoveries	4,724	5,053

Net loan charge-offs	(29,713)	(37,214)

Provision - Core Banking	50	1,802
Provision - RPG	19,445	33,969
Total Provision	19,495	35,771
ACLL at end of period	$81,760	$80,687

Credit Quality Ratios - Total Company:

ACLL to total loans	1.52%	1.53%
ACLL to nonperforming loans	378	393
Net loan charge-offs to average loans	1.11	1.40

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	1.19%
ACLL to nonperforming loans	282	308
Net loan charge-offs to average loans	0.02	0.02

Table 12 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Six Months Ended
	June 30,
	2025	2024

Traditional Banking:
Residential real estate:
Owner occupied	(0.01)%	—%
Nonowner occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	0.01	—
Lease financing receivables	0.25	0.08
Aircraft	—	—
Home equity	—	—
Consumer:
Credit cards	0.58	1.28
Overdrafts	83.63	74.84
Automobile loans	(1.41)	(0.43)
Other consumer	0.07	0.44
Total Traditional Banking	0.02	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	27.34	34.58
Other TRS loans	1.34	0.78
Republic Credit Solutions	12.56	12.19
Total Republic Processing Group	19.18	22.76
Total	1.11%	1.40%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. RAs are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are typically analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans decreased from 1.40% during the first six months of 2024 to 1.11% during the first six months of 2025, with net charge-offs decreasing $7.5 million, or 20%, and average total Company loans increasing $49 million, or 1% over the same periods. As discussed in more detail above, the decrease in net charge-offs was primarily driven by a $7.3 million decrease in period-over-period net charge-offs within the Company’s TRS segment related to significantly better payments received from the U.S. Treasury to pay off ERAs/RAs during the 2025 tax season.

Noninterest Income

Total Company noninterest income increased $9.1 million, or 22%, during the first six months of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s noninterest income by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income increased $7.5 million, or 41%, for the first six months of 2025 compared to the same period in 2024, driven by the following:

●	Mortgage Banking income increased $1.8 million from the first six months of 2024 to the first six months of 2025. Approximately $1.0 million of the increase was the result of a negative fair value adjustment recorded during the first quarter of 2024 related to $67 million of correspondent loans that were re-designated from held for investment to HFS during the period. The remaining $800,000 increase related to a $20 million increase in the volume of fixed rate loans that were sold into the secondary market during the first six months of 2025 compared to the first six months of 2024 in addition to better pricing received on loans sold, especially during the second quarter.

●	The Traditional Bank recorded a $4.1 million gain on sale of Visa Class B-1 shares during the first quarter of 2025. The Visa Class B-1 common stock was issued to Visa’s U.S. member banks during 2008 in connection with a reorganization and Initial Public Offering.

●	The Traditional Bank recorded a $1.6 million insurance recovery during the first quarter of 2025 related to a $1.9 million charge-off recorded during the third quarter of 2024.

●	The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2025, and 2024 were $3.5 million and $3.5 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2025, and 2024 were $582,000 and $599,000.

Tax Refund Solutions segment

TRS’s noninterest income increased $1.9 million, or 13%, during the first six months of 2025 compared to the same period in 2024 with RT fees representing the majority of noninterest income for each period. Total RT fees increased $1.8 million during these periods, consistent with a 30% increase in the net revenue earned for each RT product, which more than offset a 5% decline in funded RT volume. The better per-unit profitability was generally brought about by a select increase in prices for the product combined with a minimal change in the revenue being shared.

For factors affecting the comparison of the TRS results of operations for the first six months of 2025 and the first six months of 2024, see section titled “OVERVIEW (Six Months Ended March 31, 2025, Compared to Six Months Ended March 31, 2024) - Tax Refund Solutions.”

Noninterest Expense

Total Company noninterest expense increased $9.2 million, or 9%, during the first six months of 2025 compared to the same period in 2024.

The following were the most significant components comprising the increase in noninterest expense by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense increased $11.4 million, or 14%, for the first six months of 2025 compared to the same period in 2024. The following drove the change in noninterest expense:

Salaries and employee benefits increased by a combined $2.9 million, or 6%, driven by a $1.7 million increase in estimated bonus-related expenses. The larger estimated bonus-related expenses for the first six months of 2025 were attributable to an increased probability of a larger bonus payout for the year based on the Company’s strong operating results. Additionally, elevated health insurance claims activity during the first six months of 2025 led to a $771,000 increase in employee benefits expense.

Technology, equipment and communication expenses increased $2.0 million, or 16%, over the first six months of 2024. The increase in Technology expense was driven by enhanced security and new ancillary systems, including additional costs resulting from the transition to a new call center management system. Management expects to incur a net benefit in technology and communication costs in the future as a result of the new call center management system.

The Traditional Bank recorded $5.9 million of expense during the six months of 2025 for Core Contract deconversion and consulting fees, with $5.7 million of the expense recorded during the first quarter of 2025. Approximately $1.8 million of this expense was related to data conversion and secondary system migration costs in preparation for the conversion to the new Core. Approximately $4.1 million of the expense related to contract negotiation assistance from a third-party consultant determined based on a percentage of anticipated savings over the five-year term of the new contract. Republic projects total savings in excess of $16 million over the contract’s five-year term. The Company is currently targeting the fourth quarter of 2025 to launch a new core system.

Republic Credit Solutions segment

Noninterest expense at the RCS segment decreased $1.7 million, or 23%, during the first six months of 2025 compared to the same period in 2024. The most notable items driving this increase were in the LOC II product, including a $282,000 increase in third-party servicing costs for growth in the product and a $2.0 million decrease in marketing and development expenses. Approximately $763,000 of the marketing and development expense decline related to reimbursement for a prior period billing dispute.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2025, AND DECEMBER 31, 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. Republic had $485 million in cash and cash equivalents as of June 30, 2025, compared to $432 million as of December 31, 2024. Comparing average balances for the first six months of 2025 and 2024, the Company had average interest-earning cash and cash equivalent balances of $570 million for the first six months of 2025 compared to $424 million for the first six months of 2024.

For cash held at the FRB, the Bank earns a yield on amounts more than required reserves. This cash earned a weighted-average yield of 4.45% during the first six months of 2025. For cash held within the Bank’s banking center and automated teller machine networks, the Bank does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Six Months Ended June 30, 2025
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2025
U.S. Government Agencies	$55,000	5.01%	4.86	yrs
Mortgage-backed securities - residential	79,584	5.20	5.53
Total	$134,584	5.12	5.26	yrs

Purchases by Class for the Three Months Ended June 30, 2025
U.S. Government Agencies	$35,000	4.71%	3.00	yrs
Mortgage-backed securities - residential	149,198	5.11	3.62
Total	$184,198	5.04	3.50	yrs

Total Purchases for the Six Months Ended June 30, 2025	$318,782	5.07%	3.77	yrs

Republic’s total investment portfolio increased $116 million, or 20%, from December 31, 2024, to June 30, 2025. The increase was driven by $319 million of securities purchases, partially offset by $211 million in calls and maturities of debt securities and paydowns on MBS. During 2025, the Company began buying MBS investment securities with longer durations, as a result of a more favorable yield curve and the more attractive yield for these longer-duration securities above the overnight cash yield.

The Company’s overall investment management strategy for the remainder of 2025 and beyond will be dependent upon many factors including, but not limited to, the Company’s overall current and projected liquidity positions, its customers’ demand for its loans and deposit products, the Company’s overall interest rate risk position, the steepness of the yield curve and the overall interest rate environment at the time, as well as the projected interest rate environment for the near-term and the long-term.

Federal Home Loan Bank Stock

FHLB stock holdings were unchanged at $25 million at June 30, 2025, and December 31, 2024. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings, thus FHLB stock holdings will fluctuate consistently with borrowing activity from period to period.

Loans

The composition of the loan portfolio follows:

Table 14 — Loan Portfolio Composition

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,031,898	$1,032,459	$(561)	(0)%
Nonowner-occupied	303,357	318,096	(14,739)	(5)
Commercial real estate:
Owner-occupied	650,771	659,216	(8,445)	(1)
Nonowner-occupied	818,367	840,517	(22,150)	(3)
Multi-Family	319,905	313,444	6,461	2
Construction & land development	258,817	244,121	14,696	6
Commercial & industrial	481,219	460,245	20,974	5
Lease financing receivables	96,547	93,304	3,243	3
Aircraft*	211,910	226,179	(14,269)	(6)
Home equity	387,599	353,441	34,158	10
Consumer:
Credit cards	10,315	16,464	(6,149)	(37)
Overdrafts	826	982	(156)	(16)
Automobile loans	916	1,156	(240)	(21)
Other consumer	9,705	9,555	150	2
Total Traditional Banking	4,582,152	4,569,179	12,973	0
Warehouse lines of credit*	671,773	550,760	121,013	22
Total Core Banking	5,253,925	5,119,939	133,986	3

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	138,614	(138,614)	(100)
Other TRS commercial & industrial loans	95	52,180	(52,085)	(100)
Republic Credit Solutions	119,000	128,733	(9,733)	(8)
Total Republic Processing Group	119,095	319,527	(200,432)	(63)

Total loans**	5,373,020	5,439,466	(66,446)	(1)
Allowance for credit losses	(81,760)	(91,978)	10,218	(11)

Total loans, net	$5,291,260	$5,347,488	$(56,228)	(1)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Gross loans decreased by $66 million, or 1%, during the first six months of 2025 to $5.37 billion as of June 30, 2025. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Period-end Traditional Banking loan balances increased $13 million from December 31, 2024, to June 30, 2025, highlighted by increased LOC usage within the HELOC and C&I portfolios. During March 2025, the Company reached an agreement to sell approximately $5 million of consumer credit cards that were previously classified as held for investment. The sale of these credit cards was completed during the second quarter of 2025.

In addition, Management has continued to generally maintain a stricter pricing strategy across all loan types due to the at times less-favorable yield curve and elevated funding costs in the market. This stricter pricing strategy has continued to lead to slower overall origination volume across most product types. Management believes it will maintain a generally stricter pricing strategy as long as the yield curve remains inverted, or flat, and incremental funding costs remain elevated. It is possible a stricter pricing policy could cause loan payoffs and paydowns to outpace new originations, leading to a possible decline in the Traditional Bank’s loan balances during the remainder of 2025.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $121 million, or 22%, from December 31, 2024, to June 30, 2025, representing the highest level achieved since March of 2022. Average committed Warehouse lines of credit increased from $938 million for the year ended December 31, 2024, to $981 million during the six months ended June 30, 2025, with higher demand driving average usage rates for Warehouse lines of credit from 50% during to 52% for the respective periods.

Due to mortgage market volatility and seasonality, it is challenging to accurately project future outstanding balances of Warehouse lines of credit, however expansion within the portfolio has historically followed industry trends. Since its entrance into this business during 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted average quarterly usage rates on the Bank’s Warehouse lines of credit ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Bank’s Warehouse lines of credit have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

TRS loan balances as of December 31, 2024, included ERAs of $139 million originated during December 2024 and $52 million of Commercial-related loan balances to tax providers during the fourth quarter of 2024 to assist Tax Providers with their short-term cashflow needs. These balances paid down to $0 as of June 30, 2025, or were charged off in line with the Company’s charge-off policy.

Allowance for Credit Losses on Loans

As of June 30, 2025, the Bank maintained an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintained an ACLC for expected OBS credit exposure losses. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL decreased to $82 million at June 30, 2025, compared to $92 million at December 31, 2024, with the total Company ACLL percent of total loans decreased to 1.52% as of June 30, 2025, compared to 1.69% as of December 31, 2024. An analysis of the ACLL by reportable segment follows:

Traditional Banking segment

While loan balances at the Traditional Bank increased slightly, or $13 million, during the first six months of 2025, the ACLL decreased $701,000 to $59 million as of June 30, 2025. In the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment that resulted in a $518,000 reduction in both the ACLL and Provision.

Warehouse Lending segment

The Warehouse ACLL increased $302,000, or 22%, to $2 million, while Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing June 30, 2025, to December 31, 2024. Outstanding Warehouse period-end balances increased $121 million, or 22%, from December 31, 2024, to June 30, 2025, representing the highest level achieved since March of 2022. As of June 30, 2025, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first six months of 2025.

Tax Refund Solutions segment

The TRS ACLL decreased $10 million from December 31, 2024, to $0 as of June 30, 2025, with this decrease driven by the June 30, 2025, charge-off of all unpaid ERAs and Commercial-related loan balances to tax providers originated in December 2024.

Republic Credit Solutions segment

The RCS ACLL increased $42,000 to $21 million as of June 30, 2025, driven by an increase in the RCS LOC II spot loan balances and a change in the RCS loan mix as the outstanding RCS LOC I and healthcare receivables spot loan balances decreased.

RCS maintained an ACLL for two distinct credit products offered as of June 30, 2025, including its LOC products and its healthcare receivables products. As of March 31, 2025, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare receivables products to as high as 70.63% for its LOC products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

The following table sets forth management’s allocation of the ACLL by loan class. The ACLL allocation is based on management’s assessment of economic conditions, historical loss experience, forecasting for unemployment and vacancy rates, and various other life-of-loan and forecast considerations, as well as qualitative factors.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	June 30, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,626	19%	1.03%	$10,849	20%	1.05%
Nonowner-occupied	3,883	6	1.28	4,140	6	1.30
Commercial real estate
Owner-occupied	7,143	12	1.10	7,425	12	1.13
Nonowner-occupied	11,952	15	1.46	12,474	16	1.48
Multi-Family	2,751	6	0.86	2,657	6	0.85
Total commercial real estate	21,846	33	1.22	22,556	34	1.24
Construction & land development	8,725	5	3.37	8,227	4	3.37
Commercial & industrial	2,455	9	0.51	2,527	8	0.55
Lease financing receivables	983	2	1.02	1,117	2	1.20
Aircraft	530	4	0.25	565	4	0.25
Home equity	8,106	7	2.09	7,378	6	2.09
Consumer:
Credit cards	990	—	9.60	1,379	—	8.38
Overdrafts	656	—	79.42	724	—	73.73
Automobile loans	2	—	0.22	11	—	0.95
Other consumer	253	—	2.61	283	—	2.96
Total Traditional Banking	59,055	85	1.29	59,756	84	1.31
Warehouse lines of credit	1,676	13	0.25	1,374	10	0.25
Total Core Banking	60,731	98	1.16	61,130	94	1.19

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	9,793	3	7.06
Other TRS commercial & industrial loans	—	—	—	68	1	0.13
Republic Credit Solutions	21,029	2	17.67	20,987	2	16.30
Total Republic Processing Group	21,029	2	17.66	30,848	6	9.65
Total	$81,760	100	1.52	$91,978	100	1.69

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” The Bank’s Classified loans increased by $21 million while Special Mention loans decreased approximately $31 million during the first six months of 2025.

In the second quarter of 2025, the Company downgraded a $22 million hospitality relationship from Special Mention to Substandard based on the overall performance of the underlying operations. Based on the value of the collateral securing the relationship and current exit strategy, no future loss is currently expected. The Company does not have a material concentration of hospitality credits.

See Footnote 4 “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	49,148	27,350	21,798	80
PCD - Substandard	904	1,378	(474)	(34)
Total Classified Loans	50,052	28,728	21,324	74

Special Mention	23,341	53,924	(30,583)	(57)
PCD - Special Mention	—	359	(359)	(100)
Total Special Mention Loans	23,341	54,283	(30,942)	(57)

Total Classified and Special Mention Loans	$73,393	$83,011	$(9,618)	(12)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Nonperforming loans to total loans decreased to 0.40% as of June 30, 2025, from 0.42% as of December 31, 2024, as the total balance of nonperforming loans decreased by $1 million, or 5%, while total loans decreased $66 million during the first six months of 2025.

The ACLL to total nonperforming loans decreased to 378% as of June 30, 2025, from 404% as of December 31, 2024, as the total ACLL decreased $10 million and the balance of nonperforming loans decreased by $1 million.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2025	December 31, 2024

Loans on nonaccrual status*	$21,537	$22,619
Loans past due 90-days-or-more and still on accrual**	105	141
Total nonperforming loans	21,642	22,760
Other real estate owned	1,054	1,160
Total nonperforming assets	$22,696	$23,920

Credit Quality Ratios - Total Company:
ACLL to total loans	1.52%	1.69%
Nonaccrual loans to total loans	0.40	0.42
ACLL to nonperforming loans	378	404
Nonperforming loans to total loans	0.40	0.42
Nonperforming assets to total loans (including OREO)	0.42	0.44
Nonperforming assets to total assets	0.33	0.35

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.16%	1.19%
Nonaccrual loans to total loans	0.41	0.44
ACLL to nonperforming loans	282	270
Nonperforming loans to total loans	0.41	0.44
Nonperforming assets to total loans (including OREO)	0.43	0.46
Nonperforming assets to total assets	0.35	0.39
*

Loans on nonaccrual status include collateral-dependent loans. See Footnote 4 “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	June 30, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$17,095	1.66%	$17,331	1.68%
Nonowner-occupied	54	0.02	81	0.03
Commercial real estate:
Owner-occupied	706	0.11	424	0.06
Nonowner-occupied	—	—	799	0.10
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	635	0.13	860	0.19
Lease financing receivables	91	0.09	147	0.16
Aircraft	—	—	56	0.02
Home equity	2,953	0.76	2,359	0.67
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	3	0.33	5	0.43
Other consumer	—	—	557	5.83
Total Traditional Banking	21,537	0.47	22,619	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,537	0.41	22,619	0.44

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	105	0.09	141	0.11
Total Republic Processing Group	105	0.09	141	0.04

Total nonperforming loans	$21,642	0.40%	$22,760	0.42%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
June 30, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	137	$4,887	69	$10,381	2	$1,827	208	$17,095
Nonowner-occupied	2	54	—	—	—	—	2	54
Commercial real estate:
Owner-occupied	—	—	2	706	—	—	2	706
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	19	2	616	—	—	4	635
Lease financing receivables	5	91	—	—	—	—	5	91
Aircraft	—	—	—	—	—	—	—	—
Home equity	44	1,488	9	1,465	—	—	53	2,953
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	3	—	—	—	—	1	3
Other consumer	—	—	—	—	—	—	—	—
Total Traditional Banking	191	6,542	82	13,168	2	1,827	275	21,537
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	191	6,542	82	13,168	2	1,827	275	21,537

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	105	—	—	—	—	NM	105
Total Republic Processing Group	NM	105	—	—	—	—	NM	105

Total	191	$6,647	82	$13,168	2	$1,827	275	$21,642

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2024 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,119	65	$10,247	2	$1,965	207	$17,331
Nonowner-occupied	3	81	—	—	—	—	3	81
Commercial real estate:
Owner-occupied	—	—	2	424	—	—	2	424
Nonowner-occupied	—	—	1	275	1	524	2	799
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	182	2	678	—	—	6	860
Lease financing receivables	—	—	1	147	—	—	1	147
Aircraft	1	56	—	—	—	—	1	56
Home equity	37	1,288	7	1,071	—	—	44	2,359
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	57	—	—	1	556	3	613
Total Traditional Banking	188	6,788	78	12,842	4	3,045	270	22,675
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	188	6,788	78	12,842	4	3,045	270	22,675

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	1	141	—	—	1	141
Total Republic Processing Group	—	—	1	141	—	—	1	141

Total	188	$6,788	79	$12,983	4	$3,045	271	$22,816

Table 20 — Roll-forward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Nonperforming loans at the beginning of the period	$22,850	$21,374	$22,760	$20,618
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	1,862	2,978	4,111	4,656
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,518)	(1,902)	(4,191)	(2,573)
Principal balance paydowns of loans nonperforming at both period ends	(536)	(408)	(946)	(1,323)
Net change in principal balance of other nonperforming loans*	(16)	(1,501)	(92)	(837)

Nonperforming loans at the end of the period	$21,642	$20,541	$21,642	$20,541
*	Includes small consumer portfolios, e.g., RCS loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Loans charged-off	$—	$—	$—	$(13)
Loans transferred to OREO	—	—	—	(169)
Loan payoffs and paydowns	(1,727)	—	(2,571)	(155)
Loans returned to accrual status	(791)	(1,902)	(1,620)	(2,236)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,518)	$(1,902)	$(4,191)	$(2,573)

Based on the Bank’s review as of June 30, 2025, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.36% as of June 30, 2025, from 0.38% as of December 31, 2024. Core Bank delinquent loans to total Core Bank loans decreased to 0.19% as of June 30, 2025, from 0.20% as of December 31, 2024. Except for small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of June 30, 2025, and December 31, 2024, were on nonaccrual status.

Table 22 — Delinquent Loan Composition*

	June 30, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$7,335	0.71%	$7,015	0.68%
Nonowner-occupied	—	—	21	0.01
Commercial real estate:
Owner-occupied	263	0.04	244	0.04
Nonowner-occupied	—	—	275	0.03
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	661	0.14	904	0.20
Lease financing receivables	114	0.12	75	0.08
Aircraft	—	—	—	—
Home equity	1,397	0.36	1,396	0.39
Consumer:
Credit cards	13	0.13	28	0.17
Overdrafts	123	14.89	173	17.62
Automobile loans	—	—	11	0.95
Other consumer	47	0.48	43	0.45
Total Traditional Banking	9,953	0.22	10,185	0.22
Warehouse lines of credit	—	—	—	—
Total Core Banking	9,953	0.19	10,185	0.20

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	9,133	7.67	10,304	8.00
Total Republic Processing Group	9,133	7.67	10,304	3.22

Total delinquent loans	$19,086	0.36%	$20,489	0.38%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Roll-forward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Delinquent loans at the beginning of the period	$17,313	$21,412	$20,489	$22,092
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	4,283	3,455	5,010	4,296
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(3,192)	(1,866)	(5,029)	(2,438)
Principal balance paydowns of loans delinquent at both period ends	(111)	(99)	(187)	(716)
Net change in principal balance of other delinquent loans*	793	(3,619)	(1,197)	(3,951)
Delinquent loans at the end of period	$19,086	$19,283	$19,086	$19,283
*	Includes small consumer portfolios, e.g., RCS loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024

Loans charged-off	$—	$—	$—	$(15)
Loans transferred to OREO	—	—	—	(169)
Loan payoffs and paydowns	(475)	(360)	(1,631)	(426)
Loans paid current	(2,717)	(1,506)	(3,398)	(1,828)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(3,192)	$(1,866)	$(5,029)	$(2,438)

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related accumulated depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $4 million, or 13%, between December 31, 2024, and June 30, 2025. The Company’s branch network currently consists of 47 locations throughout Kentucky, Indiana, Florida, Ohio, and Tennessee.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At June 30, 2025, and December 31, 2024, the Company had $41 million in goodwill recorded on its balance sheet. Goodwill of $24 million is attributed to the 2023 CBank acquisition. Additionally, goodwill totaling $6 million and $10 million is attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006, respectively. The acquisitions of Tennessee Commerce Bank and First Commercial Bank in 2012 resulted in bargain purchase gains.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e., stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2024, the Company performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Bank Owned Life Insurance

BOLI assets increased $2 million, or 2%, to $109 million at June 30, 2025, compared to $107 million at December 31, 2024, the increase being attributed to general appreciation of the cash surrender values within the policy plans experienced during the first six months of 2025.

Core Deposit Intangibles

CDIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2025, and December 31, 2024, the Company’s CDI assets totaled $1.7 million and $2.0 million, respectively.

Other Assets and Other Liabilities

Other assets increased $3.0 million, or 2%, to $200 million between December 31, 2024, and June 30, 2025. Other liabilities increased $7 million, or 7%, to $116 million over the same period. The increase in other assets stems from the largely offsetting impact of recording additional tax credit investment assets. The increase in other liabilities was driven largely by a reduction in various accrued liabilities, such as employee incentive compensation and other benefit-related accruals.

Deposits

Table 25 — Deposit Composition

(dollars in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change

Core Bank:
Demand	$1,132,866	$1,166,517	$(33,651)	(3)%
Money market	1,387,704	1,295,024	92,680	7
Savings	228,469	238,596	(10,127)	(4)
Reciprocal money market	237,668	212,033	25,635	12
Individual retirement accounts (1)	35,042	34,543	499	1
Time deposits, $250 and over (1)	144,867	129,593	15,274	12
Other certificates of deposit (1)	275,271	239,643	35,628	15
Reciprocal time deposits (1)	75,104	80,016	(4,912)	(6)
Wholesale brokered deposits (1)	218,746	87,285	131,461	151
Total Core Bank interest-bearing deposits	3,735,737	3,483,250	252,487	7
Total Core Bank noninterest-bearing deposits	1,151,511	1,123,208	28,303	3
Total Core Bank deposits	4,887,248	4,606,458	280,790	6

Republic Processing Group:
Wholesale brokered deposits (1)	14,341	199,964	(185,623)	(93)
Interest-bearing prepaid card deposits	320,056	296,921	23,135	8
Money market accounts	24,089	22,647	1,442	6
Total RPG interest-bearing deposits	358,486	519,532	(161,046)	(31)

Noninterest-bearing prepaid card deposits	4,285	2,842	1,443	51
Other noninterest-bearing deposits	67,220	81,714	(14,494)	(18)
Total RPG noninterest-bearing deposits	71,505	84,556	(13,051)	(15)
Total RPG deposits	429,991	604,088	(174,097)	(29)

Total deposits	$5,317,239	$5,210,546	$106,693	2%
(1)	Represents time deposits

Total deposits increased $107 million, or 2%, from December 31, 2024, to $5.32 billion as of June 30, 2025.

Total Core Bank deposits increased by $281 million, or 6%, from December 31, 2024. Within the Core Bank’s deposits, interest-bearing deposits increased $253 million and noninterest-bearing deposits increased $28 million.

Total Core Bank time deposits increased $178 million during the first six months of 2025, with $131 million of the increase attributed to a brokered CD with a 4.15% APY and 3-month maturity purchased in April for short-term liquidity purposes. In addition, consumer and money market accounts, which pay premium rates, increased $93 million, or 7% during the first six months of 2025, as the Core Bank continues to experience general migration from low and noninterest-bearing accounts to higher costing accounts.

While the Core Bank period-end noninterest-bearing deposits increased $28 million for the first six months of 2025, the average balances of Core Bank noninterest-bearing deposits for the first six months of 2025 decreased $27 million compared to the fourth quarter of 2024. Overall, the Core Bank’s noninterest-bearing deposits have experienced a general quarterly decline in balances dating back to the fourth quarter of 2022.

RPG Deposits

Within RPG, period-end total deposit balances decreased $174 million, or 29%. Interest-bearing deposits at TRS declined $200 million due to the maturity of short-term brokered deposits used to partially fund RA and ERA loan volume for the 2025 Tax Season, while Prepaid card balances increased by approximately $12 million, or 3%, due primarily to growth in balances from the segment’s largest marketer-servicer.

As previously disclosed, RPS began sharing a sizable portion of the interest revenue it earns on its prepaid card balances with its prepaid card marketer-servicers during the first quarter of 2024. This revenue share is reported as interest expense on deposits. As a result, all prepaid card deposit balances subject to a revenue share arrangement will be reported as interest-bearing deposits on an on-going basis, as long as they remain subject to a revenue share arrangement. Conversely, for any periods reported prior to 2024, these deposits will remain noninterest-bearing as they were not subject to a revenue share arrangement during those periods.

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

SSUARs decreased $31 million, or 30%, during 2025 to $72 million as of June 30, 2025. SSUARs represent large customer relationships deposited into the Bank that require security collateral above the $250,000 FDIC insurance limit of the Bank. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Federal Home Loan Bank Advances

FHLB advances totaled $370 million as of June 30, 2025, compared to $395 million as of December 31, 2024. There were no overnight borrowings as of June 30, 2025, compared to $25 million as of December 31, 2024. The Company has utilized FHLB advances over the past year to partially fund its noninterest-bearing deposit outflow and overall loan growth.

As of June 30, 2025, the Company’s $370 million of FHLB advances had a weighted-average maturity of just over 3 years and a weighted-average cost of 4.35%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Interest Rate Swaps

The Bank enters into interest rate swaps to facilitate client transactions and meet their financing needs. Upon entering into these instruments, the Bank enters into offsetting positions to minimize the Bank’s interest rate risk. These swaps are derivatives, but are not designated as hedging instruments, and therefore changes in fair value are reported in current year’s earnings.

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

See Footnote 11 “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets, primarily in the form of cash, cash equivalents, and unencumbered investment securities. Funding and cash flows can also be realized through deposit product promotions, the sale of AFS debt securities, principal paydowns on loans and mortgage-backed securities, and proceeds realized from loans HFS.

Table 26 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	June 30, 2025	December 31, 2024

Cash and cash equivalents	$484,808	$432,151
Unencumbered debt securities	516,685	432,183
Total liquid assets	1,001,493	864,334

Available borrowing capacity with the FHLB	734,538	755,288
Available borrowing capacity with the FRB	46,759	45,880
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	881,297	901,168

Total liquid assets and available borrowing capacity	$1,882,790	$1,765,502

The Bank had a period-end loan-to-deposit ratio (excluding brokered deposits) of 106% as of June 30, 2025, and 111% as of December 31, 2024. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of June 30, 2025, the Bank had approximately $1.1 billion in deposits from 235 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.0 billion, or 37%, of total deposits as of June 30, 2025. The 20 largest non-sweep deposit relationships represented approximately $321 million, or 6%, of the Company’s total deposit balances as of June 30, 2025. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of June 30, 2025, and December 31, 2024, these pledged investment securities had a fair value of $114 million and $152 million.

Capital

Total stockholders’ equity increased from $992 million as of December 31, 2024, to $1.1 billion as of June 30, 2025. The increase in stockholders’ equity was attributable to net income earned during the first six months of 2025 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of July 1, 2025, RB&T could, without prior approval, declare dividends of approximately $151 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

Regulatory Capital Requirements — The Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain OBS items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

Banking regulators have categorized the Bank as well capitalized. For prompt corrective action, the regulations in accordance with Basel III define “well capitalized” as a 10.0% Total Risk-Based Capital ratio, a 6.5% Common Equity Tier 1 Risk-Based Capital ratio, an 8.0% Tier 1 Risk-Based Capital ratio, and a 5.0% Tier 1 Leverage ratio. Additionally, to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, the Company and Bank must hold a capital conservation buffer of 2.5% composed of Common Equity Tier 1 Risk-Based Capital above their minimum risk-based capital requirements.

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.44% as of June 30, 2025, and 14.02% as of December 31, 2024. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 27 — Capital Ratios (1)

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,102,805	17.86%	$1,042,149	16.98%
Republic Bank & Trust Company	1,045,586	16.95	989,800	16.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,026,876	16.63%	$965,243	15.73%
Republic Bank & Trust Company	968,413	15.70	912,968	14.89

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,026,876	16.63%	$965,243	15.73%
Republic Bank & Trust Company	968,413	15.70	912,968	14.89

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,026,876	14.63%	$965,243	14.07%
Republic Bank & Trust Company	968,413	13.78	912,968	13.29
(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 3 basis points lower than those presented in the table above as of December 31, 2024. This five-year transition option is no longer applicable for periods subsequent to December 31, 2024.

Asset/Liability Management and Market Risk

Asset/liability management is designed to ensure safety and soundness, maintain liquidity, meet regulatory capital standards, and achieve acceptable net interest income based on the Bank’s risk tolerance. Interest rate risk is the exposure to adverse changes in net interest income as a result of market fluctuations in interest rates. The Bank, on an ongoing basis, monitors interest rate and liquidity risk to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be a significant risk to the Bank’s overall earnings and balance sheet.

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

As of June 30, 2025, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2025, and ending June 30, 2026, based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 28 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2025	(2.1)%	(2.6)%	(5.0)%	(2.6)%	2.7%	5.5%	8.1%	10.8%
% Change from base net interest income as of December 31, 2024	3.4%	4.4%	(0.2)%	0.2%	1.5%	3.1%	4.4%	6.0%

The results of the interest rate sensitivity analysis performed as of June 30, 2025, were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

The Company’s current interest rate sensitivity analysis projects that increases in market interest rates (in all illustrated scenarios) would have a positive effect on net interest income, while decreases in market interest rates (in all illustrated scenarios) would have a negative impact. These results depict an asset-sensitive interest rate risk profile.

In comparing the Company’s interest rate sensitivity projections from December 31, 2024, to June 30, 2025, there were notable changes in all illustrated scenarios. In declining market interest rate scenarios, the Company projects that the rates the Company pays for its non-maturity, interest-bearing deposits cannot be lowered sufficiently to offset the decrease in interest income associated with its declining asset yields. Conversely, the Company projects a notable improvement in all illustrated scenarios, as the yield the Company projects it will earn for its interest-earning assets is expected to increase more than the increase in its projected funding costs.

More specifically, driving the period-to-period improvement in net interest income in the illustrated up-rate scenarios are the following:

●	The Company had higher average interest-earning cash balances as of June 30, 2025, with yields that increase immediately in up-rate scenarios; and

●	The Company had higher floating rate loan balances as of June 30, 2025, most notably within the Warehouse lending portfolio, with yields that increase immediately in an up-rate scenario.

More specifically, driving the period-to-period deterioration in net interest income in the illustrated down-rate scenarios are the following:

●	The elevated average interest-earning cash balances that are projected to benefit net interest income in the illustrated up-rate scenarios is projected to drive corresponding declines to net interest income in the illustrated down-rate rate scenarios; and

●	Management lowered its deposit beta assumptions to assume that, due to greater competition for deposits and liquidity, it will not be able to sufficiently lower the rates the Company pays for its premium rate, non-maturity interest-bearing deposits in order to offset the projected decline in the Company’s interest-earning assets yields.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024) and “RESULTS OF OPERATIONS (Six months ended June 30, 2025 Compared to Six months ended June 30, 2024).”

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

Item 1A.Risk Factors.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Except for the additional risk factor information described below, there have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the risk factors discussed below and in Republic’s 2024 Form 10-K, which could materially affect the Company’s business, financial condition, and results of operations in the future.

The Company plans to convert its core customer operating system during the fourth quarter of 2025 and could encounter significant adverse developments. The Company plans to replace its core customer operating system (the “Core System”). The Core System, among many other functions, is used to track customer relationships, deposit accounts, and loan accounts. The Core System is integrated with many other customer-facing applications and ancillary back-office systems that are used to service customers. Changing the Core System will subject the Company to operational risks during and after the conversion, which may adversely impact the Company’s customers, including, but not limited to, possible disruptions to technology systems, loss of data, improperly posted transactions and the inability to correct transaction errors. While the Company has plans and procedures designed to prevent or limit the risks of a failure during and after the conversion of our Core System, there can be no assurance that any such adverse development(s) will not occur or, if they do occur, that they will be timely and adequately remediated. The ultimate impact of any adverse development could result in the write-off of unidentified outages, damage the Company's reputation, result in a loss of customer business, subject the Company to regulatory scrutiny, and expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2025 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended June 30, 2025	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—	434,410
May 1 - May 31	1,015	70.62	1,015	433,395
June 1 - June 30	—	—	—	433,395
Total	1,015	$—	1,015	433,395

The Company repurchased 1,015 shares of its Class A Common Stock during the second quarter of 2025. In addition, in connection with employee stock awards, there were 1,988 shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of June 30, 2025 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During the second quarter of 2025, there were 1,214 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.Exhibits.

The following exhibits are filed or furnished as a part of this report:

Exhibit Number	Description of Exhibit

10.1	Republic Bancorp, Inc. 2025 Stock Incentive Plan (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed May 21, 2025)

31.1	Certification of Principal Executive Officer pursuant to the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and six months ended June 30, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the Three and six months ended June 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the Six months ended June 30, 2025 and 2024 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 7, 2025	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: August 7, 2025	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer