Form 10-Q
period 2025-09-30
REPUBLIC BANCORP INC /KY/
filed 2025-11-06
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

◻ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-24649

REPUBLIC BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-0862051
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 West Market Street, Louisville, Kentucky	40202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 584-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common	RBCAA	The Nasdaq Stock Market, LLC

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 31, 2025 was 17,388,491 and 2,148,876.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2024 Tax Season	December 2023 through February 2024
2025 Tax Season	December 2024 through February 2025
ACH	Automated Clearing House
ACL	Allowance for Credit Losses
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Basic EPS	Basic earnings per Class A Common Share
BOLI	Bank Owned Life Insurance
BPO	Brokered Price Opinion
C&LD	Construction and Land Development
C&I	Commercial and Industrial
CCAD	Commercial Credit Administration Department
CD	Certificate of Deposit
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
DTA	Deferred Tax Asset
EPS	Earnings Per Share
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HEAL	Home Equity Amortizing Loan
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held to Maturity
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
MBS	Mortgage Backed Security
MSR	Mortgage Servicing Right
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
RA	Refund Advance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group segment
RPS	Republic Payment Solutions segment
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Right
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TBA	To Be Announced
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	September 30,	December 31,
	2025	2024
ASSETS

Cash and cash equivalents	$484,238	$432,151
Available-for-sale debt securities, at fair value (amortized cost of $849,734 in 2025 and $602,493 in 2024)	843,171	584,155
Held-to-maturity debt securities (fair value of $5,087 in 2025 and $10,735 in 2024)	5,110	10,778
Equity securities with readily determinable fair value	945	693
Mortgage loans held for sale, at fair value	15,338	8,312
Consumer loans held for sale, at fair value	8,444	5,443
Consumer loans held for sale, at the lower of cost or fair value	16,424	18,632
Loans	5,281,374	5,439,466
Allowance for credit losses	(79,865)	(91,978)
Loans, net	5,201,509	5,347,488
Federal Home Loan Bank stock, at cost	25,849	24,478
Premises and equipment, net	37,884	32,309
Right-of-use assets	32,804	36,182
Goodwill	40,516	40,516
Other real estate owned	1,246	1,160
Bank owned life insurance	109,773	107,125
Other assets and accrued interest receivable	191,668	197,245

TOTAL ASSETS	$7,014,919	$6,846,667

LIABILITIES

Deposits:
Noninterest-bearing	$1,239,023	$1,207,764
Interest-bearing	4,099,322	4,002,782
Total deposits	5,338,345	5,210,546

Securities sold under agreements to repurchase and other short-term borrowings	74,522	103,318
Operating lease liabilities	33,833	37,121
Federal Home Loan Bank advances	375,000	395,000
Other liabilities and accrued interest payable	108,699	108,653

Total liabilities	5,930,399	5,854,638

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,387,179 shares (2025) and 17,297,878 shares (2024) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,148,876 shares (2025) and 2,150,090 shares (2024) issued and outstanding	4,600	4,587
Additional paid in capital	154,978	148,053
Retained earnings	932,042	853,627
Accumulated other comprehensive loss	(7,100)	(14,238)

Total stockholders’ equity	1,084,520	992,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,014,919	$6,846,667

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME:

Loans, including fees	$89,675	$90,594	$297,472	$296,723
Taxable investment securities	7,698	4,167	18,033	13,147
Federal Home Loan Bank stock and other	5,866	6,785	19,775	20,008
Total interest income	103,239	101,546	335,280	329,878

INTEREST EXPENSE:

Deposits	22,094	25,802	65,322	78,571
Securities sold under agreements to repurchase and other short-term borrowings	116	141	393	403
Federal Home Loan Bank advances	4,059	4,298	13,705	14,144
Total interest expense	26,269	30,241	79,420	93,118

NET INTEREST INCOME	76,970	71,305	255,860	236,760

Provision for expected credit loss expense on loans	2,023	5,660	21,518	41,425

NET INTEREST INCOME AFTER PROVISION	74,947	65,645	234,342	195,335

NONINTEREST INCOME:

Service charges on deposit accounts	3,646	3,693	10,611	10,532
Net refund transfer fees	1,117	582	17,577	15,213
Mortgage banking income	2,064	2,062	5,781	3,984
Interchange fee income	3,030	3,286	9,307	9,794
Program fees	4,888	4,962	13,161	13,539
Increase in cash surrender value of bank owned life insurance	1,035	826	2,649	2,372
Net losses on other real estate owned	(52)	(53)	(158)	(154)
Gain on sale of Visa Class B-1 shares	—	—	4,090	—
Other	840	1,455	4,348	3,252
Total noninterest income	16,568	16,813	67,366	58,532

NONINTEREST EXPENSE:

Salaries and employee benefits	31,027	28,792	92,897	87,651
Technology, equipment, and communication	8,710	7,544	26,037	22,374
Occupancy	3,547	3,224	10,502	10,455
Marketing and development	2,668	1,983	5,298	6,612
FDIC insurance expense	763	764	2,313	2,284
Interchange related expense	1,640	1,540	4,764	4,250
Legal and professional fees	1,100	870	2,884	2,695
Core conversion and contract consulting fees	97	—	5,993	—
Merger expense	—	—	—	41
Other	4,201	3,892	12,906	12,852
Total noninterest expense	53,753	48,609	163,594	149,214

INCOME BEFORE INCOME TAX EXPENSE	37,762	33,849	138,114	104,653
INCOME TAX EXPENSE	8,018	7,306	29,618	22,298
NET INCOME	$29,744	$26,543	$108,496	$82,355

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.53	$1.37	$5.57	$4.25
Class B Common Stock	1.39	1.25	5.07	3.87

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.52	$1.37	$5.55	$4.24
Class B Common Stock	1.39	1.24	5.05	3.85

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$29,744	$26,543	$108,496	$82,355

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	51	(3,134)	(2,122)	(3,580)
Reclassification amount for net derivative losses realized in income	(47)	(289)	(138)	(380)
Unrealized gain on AFS debt securities	3,275	9,503	11,775	12,195
Total other comprehensive income before income tax	3,279	6,080	9,515	8,235
Income tax expense related to items of other comprehensive income	(818)	(1,520)	(2,377)	(2,060)
Total other comprehensive income, net of tax	2,461	4,560	7,138	6,175

COMPREHENSIVE INCOME	$32,205	$31,103	$115,634	$88,530

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

Net income	—	—	—	—	29,744	—	29,744
Net change in AOCI	—	—	—	—	—	2,461	2,461
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,802)	—	(7,802)
Class B Shares ($0.410 per share)	—	—	—	—	(881)	—	(881)
Stock options exercised, net of shares withheld	7	—	2	366	(325)	—	43
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(17)	—	—	(17)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	135	—	—	135
Designated key employees	—	—	—	147	—	—	147
Employee stock purchase plan - Class A Common Stock	2	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	—	—	—	264	(31)	—	233
Stock options	—	—	—	152	—	—	152

Balance, September 30, 2025	17,387	2,149	$4,600	$154,978	$932,042	$(7,100)	$1,084,520

	Three Months Ended September 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2024	17,275	2,150	$4,581	$144,139	$825,496	$(18,793)	$955,423

Net income	—	—	—	—	26,543	—	26,543
Net change in AOCI	—	—	—	—	—	4,560	4,560
Dividends declared on Common Stock:
Class A Shares ($0.407 per share)	—	—	—	—	(7,007)	—	(7,007)
Class B Shares ($0.370 per share)	—	—	—	—	(796)	—	(796)
Stock options exercised, net of shares withheld	17	—	4	1,767	(1,601)	—	170
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	60	—	—	60
Deferred compensation - Class A Common Stock:
Directors	—	—	—	109	—	—	109
Designated key employees	—	—	—	164	—	—	164
Employee stock purchase plan - Class A Common Stock	3	—	1	177	—	—	178
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	36	—	—	36
Restricted stock, net of shares withheld	(2)	—	(1)	262	(120)	—	141
Stock options	—	—	—	124	—	—	124

Balance, September 30, 2024	17,293	2,150	$4,585	$146,838	$842,515	$(14,233)	$979,705

	Nine Months Ended September 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	108,496	—	108,496
Net change in AOCI	—	—	—	—	—	7,138	7,138
Dividends declared on Common Stock:
Class A Shares ($1.353 per share)	—	—	—	—	(23,404)	—	(23,404)
Class B Shares ($1.230 per share)	—	—	—	—	(2,644)	—	(2,644)
Stock options exercised, net of shares withheld	53	—	12	3,974	(3,578)	—	408
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Net change in notes receivable on Class A Common Stock	—	—	—	(65)	—	—	(65)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	437	—	—	437
Designated key employees	18	—	(1)	405	(179)	—	225
Employee stock purchase plan - Class A Common Stock	8	—	2	529	—	—	531
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	108	—	—	108
Restricted stock, net of shares withheld	10	—	—	1,078	(212)	—	866
Stock options	—	—	—	467	—	—	467

Balance, September 30, 2025	17,387	2,149	$4,600	$154,978	$932,042	$(7,100)	$1,084,520

	Nine Months Ended September 30, 2024

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2024	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	82,355	—	82,355
Net change in AOCI	—	—	—	—	—	6,175	6,175
Dividends declared on Common Stock:
Class A Shares ($1.221 per share)	—	—	—	—	(20,989)	—	(20,989)
Class B Shares ($1.110 per share)	—	—	—	—	(2,388)	—	(2,388)
Stock options exercised, net of shares withheld	65	—	32	1,784	(2,510)	—	(694)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	106	—	—	106
Deferred compensation - Class A Common Stock:
Directors	—	—	—	620	—	—	620
Designated key employees	11	—	—	560	—	—	560
Employee stock purchase plan - Class A Common Stock	10	—	3	573	—	—	576
Stock-based awards - Class A Common Stock:
Performance stock units	—	—	—	108	—	—	108
Restricted stock, net of shares withheld	(1)	—	(3)	507	(440)	—	64
Stock options	—	—	—	456	—	—	456

Balance, September 30, 2024	17,293	2,150	$4,585	$146,838	$842,515	$(14,233)	$979,705

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
OPERATING ACTIVITIES:

Net income	$108,496	$82,355
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	6,379	4,617
Net accretion and amortization on loans and deposits	(2,999)	(2,266)
Unrealized and realized gains on equity securities with readily determinable fair value	(252)	(65)
Depreciation of premises and equipment	5,069	5,278
Amortization of mortgage servicing rights	1,306	1,271
Provision for on-balance sheet exposures	21,518	41,425
Provision for off-balance sheet exposures	(10)	(340)
Net gain on sale of mortgage loans held for sale	(4,604)	(2,430)
Origination of mortgage loans held for sale	(152,515)	(136,894)
Proceeds from sale of mortgage loans held for sale	150,093	135,022
Net gain on sale of consumer loans held for sale	(11,206)	(11,221)
Origination of consumer loans held for sale	(859,496)	(940,901)
Proceeds from sale of consumer loans held for sale	869,581	950,249
Net gain realized on sale of other real estate owned	—	(4)
Writedowns of other real estate owned	158	158
Deferred compensation expense - Class A Common Stock	662	1,180
Stock-based awards and ESPP expense - Class A Common Stock	1,521	714
Amortization of right-of-use assets	4,590	4,076
Repayment of operating lease liabilities	(4,505)	(4,024)
Increase in cash surrender value of bank owned life insurance	(2,649)	(2,372)
Gain on sale of Visa Class B-1 shares	(4,090)	—
Net change in other assets and liabilities:
Accrued interest receivable	(669)	557
Accrued interest payable	(670)	1,106
Other assets	(9,071)	(7,687)
Other liabilities	18,281	6,666
Net cash provided by operating activities	134,918	126,470

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(636,155)	(110,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	388,947	246,769
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	5,668	65,483
Net change in outstanding warehouse lines of credit	(59,066)	(255,440)
Net change in other loans, net of allowance	181,560	91,380
Proceeds from sale of mortgage loans transferred to held for sale	—	67,176
Net proceeds from sale of consumer loans transferred to held for sale	5,305	—
Purchases of Federal Home Loan Bank stock	(1,371)	(211)
Proceeds from sale of other real estate owned	—	172
Proceeds from sale of Visa Class B-1 shares	4,090	—
Investments in low-income housing tax partnerships	(19,054)	(10,018)
Net purchases of premises and equipment	(7,380)	(4,874)
Net cash (used in) provided by investing activities	(137,456)	90,437

FINANCING ACTIVITIES:
Net change in deposits	127,799	48,533
Net change in securities sold under agreements to repurchase and other short-term borrowings	(28,796)	(18,235)
Payments of Federal Home Loan Bank advances	(503,000)	(815,000)
Proceeds from Federal Home Loan Bank advances	483,000	805,000
Repurchase of Class A Common Stock	(72)	—
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	451	490
Net proceeds from option exercises and equity awards vested - Class A Common Stock	408	(694)
Cash dividends paid	(25,165)	(22,703)
Net cash (used in) provided by financing activities	54,625	(2,609)

NET CHANGE IN CASH AND CASH EQUIVALENTS	52,087	214,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	432,151	316,567
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484,238	$530,865
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$80,089	$92,013
Income taxes	19,953	20,955
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,129	$913
Transfers from loans to real estate acquired in settlement of loans	212	169
Loans provided for sale of other real estate owned	244	—
Net transfers from loans held for investment to loans held for sale	4,977	68,173
New unfunded obligations in low-income-housing investments	7,000	11,000
Right-of-use assets obtained in exchange for new operating lease liabilities	1,212	5,282
Premises and equipment obtained through the use of vendor credits	3,264	—

See accompanying footnotes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –SEPTEMBER 30, 2025 and 2024 AND DECEMBER 31, 2024 (UNAUDITED)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2024. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2025, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint ,with all products and services generally offered under the Company’s traditional RB&T brand. As of September 30, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank RTs, RAs, and ERAs (collectively, the “Tax Providers”). The majority of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024 and 2003, TRS originated ERAs related to tax returns that were anticipated to be filed during the first quarter of the following tax filing season.

RTs are fee-based products whereby a tax refund is issued to the taxpayer after the Bank has received the refund from the federal or state government. There is no credit risk or borrowing cost associated with these products, as they are only delivered to the taxpayer upon receipt of the tax refund directly from the governmental paying authority. An RT allows a taxpayer to pay any applicable tax preparation and filing related fees directly from their federal or state government tax refund, with the remainder of the tax refund disbursed directly to the taxpayer. RT fees and all applicable tax preparation, transmitter, audit, and any other taxpayer authorized amounts are deducted from the tax refund by either the Bank or the Bank’s service provider and automatically forwarded to the appropriate party as authorized by the taxpayer. RT fees generally receive first priority when applying fees against the taxpayer’s refund, with the Bank’s share of RT fees generally superior to the claims of other third-party service providers, including the Tax Providers. The remainder of the refund is disbursed to the taxpayer by a Bank check, direct deposit to the taxpayer’s personal bank account, or loaded to a prepaid card.

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

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Since its introduction in December of 2022, the ERA product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, e.g., W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024 and 2025 Tax Seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees paid ERAs/RAs, as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on ERAs/RAs are estimated when advances are made. Unpaid ERAs/RAs related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2025, RAs that were subject to Tax Provider loan loss guarantees were charged-off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Corresponding receivables are settled during the third quarter of each year. RAs collected during the second half of each year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

Related to the overall credit losses on ERAs/RAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund payment patterns change materially between years.

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises ERA/RA product parameters. Changes in product parameters do not ensure positive results and could have an overall material negative impact on the performance of all ERA/RA product offerings and therefore on the Company’s financial condition and results of operations.

(IV)Republic Payment Solutions segment

The RPS segment offers a range of payment-related products and services to consumers through third-party service providers. Through the Bank, the RPS segment offers both (1) issuing solutions and (2) money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, automated teller machine withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, automated teller machine withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through the Bank, the RPS segment participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company has not shared interest income revenue with its largest prepaid marketer-servicer for the three and nine months ended September 30, 2025, as minimum deposit balance thresholds were not met.

(V)	Republic Credit Solutions segment

Through the Bank, the RCS segment offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Ordinary gains or losses on the sale of RCS products are reported as a component of “Program fees.” Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for RCS’ (1) LOC products, (2) Installment loan product and (3) Healthcare receivables products.

LOC Products:

Through the Bank, RCS uses third-party service providers to originate two LOC products to generally subprime or near-prime borrowers. in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

Installment Loan Product:

Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loan product. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell loans to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

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

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “Program fees.”

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the nine months ended September 30, 2025:

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

			Annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027.	Retrospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-05	Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets.	Annual reporting periods beginning after Dec. 15, 2025, and interim reporting periods within those annual reporting periods.	Prospectively	Immaterial

2025-06	Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.

This ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.

			Annual reporting periods beginning after Dec. 15, 2027, and interim reporting periods within those annual reporting periods.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-07

Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

This ASU refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. The guidance also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract.

			Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities along with the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$265,913	$109	$(2,296)	$263,726
Private label mortgage-backed security	—	1,452	—	1,452
Mortgage-backed securities - residential	560,809	2,655	(8,011)	555,453
Collateralized mortgage obligations	18,100	24	(656)	17,468
Corporate bonds	1,002	—	—	1,002
Trust preferred security	3,910	160	—	4,070
Total available-for-sale debt securities	$849,734	$4,400	$(10,963)	$843,171

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$395,609	$4	$(6,527)	$389,086
Private label mortgage-backed security	121	1,429	—	1,550
Mortgage-backed securities - residential	180,765	193	(12,725)	168,233
Collateralized mortgage obligations	20,127	27	(911)	19,243
Corporate bonds	2,008	1	—	2,009
Trust preferred security	3,863	171	—	4,034
Total available-for-sale debt securities	$602,493	$1,825	$(20,163)	$584,155

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities along with the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$14	$—	$—	$14
Collateralized mortgage obligations	5,096	31	(54)	5,073
Total held-to-maturity debt securities	$5,110	$31	$(54)	$5,087

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$23	$1	$—	$24
Collateralized mortgage obligations	5,756	36	(86)	5,706
Corporate bonds	4,999	6	—	5,005
Total held-to-maturity debt securities	$10,778	$43	$(86)	$10,735

Sales and Calls of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2025, and 2024, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of September 30, 2025, follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
September 30, 2025 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$11,002	$10,780	$—	$—
Due from one year to five years	255,913	253,948	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,910	4,070	—	—
Private label mortgage-backed security	—	1,452	—	—
Mortgage-backed securities - residential	560,809	555,453	14	14
Collateralized mortgage obligations	18,100	17,468	5,096	5,073
Total debt securities	$849,734	$843,171	$5,110	$5,087

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$50,939	$(30)	$77,717	$(2,266)	$128,656	$(2,296)
Mortgage-backed securities - residential	87,466	(362)	89,791	(7,649)	177,257	(8,011)
Collateralized mortgage obligations	664	(1)	14,647	(655)	15,311	(656)
Total available-for-sale debt securities	$139,069	$(393)	$182,155	$(10,570)	$321,224	$(10,963)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$145,048	$(212)	$209,033	$(6,315)	$354,081	$(6,527)
Mortgage-backed securities - residential	52,347	(874)	104,453	(11,851)	156,800	(12,725)
Collateralized mortgage obligations	700	(8)	15,951	(903)	16,651	(911)
Total available-for-sale debt securities	$198,095	$(1,094)	$329,437	$(19,069)	$527,532	$(20,163)

As of September 30, 2025, the Bank’s security portfolio consisted of 198 securities, 93 of which were in an unrealized loss position.

As of December 31, 2024, the Bank’s security portfolio consisted of 182 securities, 114 of which were in an unrealized loss position.

As of September 30, 2025, and December 31, 2024, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2025, with the exception of the $1.5 million private label MBS, all other MBS’s and CMO’s held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of September 30, 2025, and December 31, 2024, there were gross unrealized losses of approximately $9 million and $14 million related to AFS MBS’s and CMO’s. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of September 30, 2025, and December 31, 2024. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2024. There were no HTM debt securities considered collateral dependent as of September 30, 2025, and December 31, 2024.

Accrued interest receivable on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS, if applicable. Accrued interest on AFS debt securities totaled $4 million and $3 million as of September 30, 2025, and December 31, 2024. Accrued interest receivable on HTM debt securities totaled $13,000 as of September 30, 2025, and $60,000 as of December 31, 2024.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and debt securities held for other purposes, as required or permitted by law, were as follows:

	As of
(in thousands)	September 30, 2025	December 31, 2024

Amortized cost	$137,382	$205,160
Fair value	135,151	199,607
Carrying amount	135,151	199,607

Equity Securities

The amortized cost, gross unrealized gains and losses, and fair value of equity securities with readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities	$—	$945	$—	$945

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities	$—	$693	$—	$693

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$189	$189	$—	$42	$42
Total equity securities	$—	$189	$189	$—	$42	$42

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$252	$252	$—	$65	$65
Total equity securities	$—	$252	$252	$—	$65	$65

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

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans HFS under the Footnote titled “Mortgage Banking Activities.”

Consumer Loans Held for Sale, at Fair Value

Through RCS, the Bank offers RCS installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following origination. Loans originated under the RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Activity for consumer loans HFS and carried at fair value follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$8,312	$8,341	$5,443	$7,914
Origination of consumer loans held for sale	40,388	43,268	123,200	120,668
Proceeds from the sale of consumer loans held for sale	(42,095)	(46,704)	(123,995)	(125,795)
Net gain on sale of consumer loans held for sale	1,839	1,175	3,796	3,293
Balance, end of period	$8,444	$6,080	$8,444	$6,080

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its LOC products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

During the first quarter of 2025, Management reached an agreement to sell $5 million of consumer credit cards, and as a result, these balances were re-designated from held for investment to HFS as of March 31, 2025 with the sale finalized during the second quarter of 2025.

Activity for consumer loans HFS and carried at the lower of cost or market value was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$19,640	$23,860	$18,632	$16,094
Origination of consumer loans held for sale	231,330	307,145	736,296	820,233
Transferred from held for investment to held for sale	—	—	4,977	—
Proceeds from the sale of consumer loans held for sale	(236,813)	(314,206)	(750,891)	(824,454)
Net gain on sale of consumer loans held for sale	2,267	3,002	7,410	7,928
Balance, end of period	$16,424	$19,801	$16,424	$19,801

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio follows:

(in thousands)	September 30, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$1,044,737	$1,032,459
Nonowner-occupied	291,373	318,096
Commercial real estate:
Owner-occupied	643,519	659,216
Nonowner-occupied	801,644	840,517
Multi-family	321,453	313,444
Construction & land development	246,065	244,121
Commercial & industrial	488,786	460,245
Lease financing receivables	96,605	93,304
Aircraft*	202,742	226,179
Home equity	399,691	353,441
Consumer:
Credit cards	10,787	16,464
Overdrafts	881	982
Automobile loans	813	1,156
Other consumer	9,210	9,555
Total Traditional Banking	4,558,306	4,569,179
Warehouse lines of credit*	609,826	550,760
Total Core Banking	5,168,132	5,119,939

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	138,614
Other TRS commercial & industrial loans	292	52,180
Republic Credit Solutions	112,950	128,733
Total Republic Processing Group	113,242	319,527

Total loans**	5,281,374	5,439,466
Allowance for credit losses	(79,865)	(91,978)

Total loans, net	$5,201,509	$5,347,488

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts, and net loan origination fees and costs. See the following table for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	September 30, 2025	December 31, 2024

Contractually receivable	$5,289,347	$5,445,531
Unearned income	(3,126)	(2,932)
Unamortized premiums	144	184
Unaccreted discounts	(1,238)	(1,619)
Other net unamortized deferred origination (fees) and costs	(3,753)	(1,698)
Carrying value of loans	$5,281,374	$5,439,466

Credit Quality Indicators

The following tables include loans by segment, risk category, and, for non-revolving loans, based upon year of origination. Loan segments and risk categories as of September 30, 2025 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$116,527	$60,041	$214,910	$167,712	$139,824	$312,329	$—	$9,051	$1,020,394
Special Mention	—	—	—	1,657	—	3,719	—	—	5,376
Substandard	182	556	2,082	2,693	2,513	10,941	—	—	18,967
Doubtful	—	—	—	—	—	—	—	—	—
Total	$116,709	$60,597	$216,992	$172,062	$142,337	$326,989	$—	$9,051	$1,044,737
YTD Gross Charge-offs	$—	$—	$—	$18	$17	$45	$—	$—	$80

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$10,335	$13,252	$50,310	$51,121	$64,798	$98,277	$—	$2,740	$290,833
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	540	—	—	540
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,335	$13,252	$50,310	$51,121	$64,798	$98,817	$—	$2,740	$291,373
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$57,325	$40,557	$65,885	$104,309	$94,985	$186,287	$14,572	$66,051	$629,971
Special Mention	759	1,118	949	5,165	597	2,225	—	429	11,242
Substandard	339	—	—	—	—	1,967	—	—	2,306
Doubtful	—	—	—	—	—	—	—	—	—
Total	$58,423	$41,675	$66,834	$109,474	$95,582	$190,479	$14,572	$66,480	$643,519
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$31,536	$49,047	$104,084	$134,881	$103,403	$247,295	$19,283	$90,543	$780,072
Special Mention	—	—	—	—	—	712	—	—	712
Substandard	—	—	—	—	4,000	16,860	—	—	20,860
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,536	$49,047	$104,084	$134,881	$107,403	$264,867	$19,283	$90,543	$801,644
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$8,973	$12,905	$47,926	$68,386	$46,894	$61,209	$4,491	$70,669	$321,453
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,973	$12,905	$47,926	$68,386	$46,894	$61,209	$4,491	$70,669	$321,453
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$57,705	$59,654	$85,876	$23,898	$13,257	$4,349	$1,326	$—	$246,065
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$57,705	$59,654	$85,876	$23,898	$13,257	$4,349	$1,326	$—	$246,065
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$72,259	$72,934	$65,005	$49,067	$39,663	$42,313	$129,508	$11,178	$481,927
Special Mention	—	926	78	1,964	1,626	—	292	—	4,886
Substandard	—	—	250	92	—	1,287	—	344	1,973
Doubtful	—	—	—	—	—	—	—	—	—
Total	$72,259	$73,860	$65,333	$51,123	$41,289	$43,600	$129,800	$11,522	$488,786
YTD Gross Charge-offs	$—	$—	$—	$18	$—	$—	$—	$—	$18

Lease financing receivables:
Risk Rating
Pass or not rated	$28,234	$26,356	$27,068	$10,362	$2,723	$1,208	$—	$—	$95,951
Special Mention	—	—	37	68	144	—	—	—	249
Substandard	—	42	227	120	8	8	—	—	405
Doubtful	—	—	—	—	—	—	—	—	—
Total	$28,234	$26,398	$27,332	$10,550	$2,875	$1,216	$—	$—	$96,605
YTD Gross Charge-offs	$—	$—	$107	$31	$—	$—	$—	$—	$138

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$13,752	$28,804	$58,116	$35,708	$30,917	$35,144	$—	$—	$202,441
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	301	—	—	—	301
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,752	$28,804	$58,116	$35,708	$31,218	$35,144	$—	$—	$202,742
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$394,928	$—	$394,928
Special Mention	—	—	—	—	—	—	1,742	—	1,742
Substandard	—	—	—	—	—	—	3,021	—	3,021
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$399,691	$—	$399,691
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$3	$—	$3

Consumer:
Risk Rating
Pass or not rated	$1,860	$5,068	$1,896	$71	$37	$651	$12,024	$—	$21,607
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	83	—	84
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,860	$5,068	$1,896	$71	$37	$652	$12,107	$—	$21,691
YTD Gross Charge-offs	$27	$1	$2	$—	$1	$5	$798	$—	$834

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$609,826	$—	$609,826
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$609,826	$—	$609,826
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$292	$—	$—	$—	$—	$—	$—	$—	$292
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$292	$—	$—	$—	$—	$—	$—	$—	$292
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

RCS:
Risk Rating
Pass or not rated	$1,007	$4,235	$5,456	$791	$57	$196	$101,208	$—	$112,950
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,007	$4,235	$5,456	$791	$57	$196	$101,208	$—	$112,950
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$14,142	$—	$14,142

Grand Total:
Risk Rating
Pass or not rated	$399,805	$372,853	$726,532	$646,306	$536,558	$989,258	$1,287,166	$250,232	$5,208,710
Special Mention	759	2,044	1,064	8,854	2,367	6,656	2,034	429	24,207
Substandard	521	598	2,559	2,905	6,822	31,604	3,104	344	48,457
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$401,085	$375,495	$730,155	$658,065	$545,747	$1,027,518	$1,292,304	$251,005	$5,281,374
YTD Gross Charge-offs	$15,528	$9,558	$109	$67	$18	$50	$14,943	$—	$40,273

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$79,874	$236,681	$181,703	$157,834	$150,449	$191,013	$—	$8,840	$1,006,394
Special Mention	—	—	—	—	83	4,343	—	—	4,426
Substandard	875	1,052	2,566	2,806	4,099	10,241	—	—	21,639
Doubtful	—	—	—	—	—	—	—	—	—
Total	$80,749	$237,733	$184,269	$160,640	$154,631	$205,597	$—	$8,840	$1,032,459
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$15,147	$53,718	$58,776	$69,355	$57,310	$59,130	$—	$2,431	$315,867
Special Mention	—	—	1,795	—	—	20	—	—	1,815
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,147	$53,718	$60,571	$69,355	$57,310	$59,564	$—	$2,431	$318,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$44,982	$68,442	$113,338	$101,216	$114,208	$120,576	$16,503	$64,832	$644,097
Special Mention	1,177	—	5,324	832	545	5,897	317	—	14,092
Substandard	—	—	—	—	785	242	—	—	1,027
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,159	$68,442	$118,662	$102,048	$115,538	$126,715	$16,820	$64,832	$659,216
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$50,179	$106,785	$139,026	$112,082	$144,363	$148,481	$16,337	$97,321	$814,574
Special Mention	—	—	—	4,000	4,171	17,592	—	—	25,763
Substandard	—	—	—	—	—	180	—	—	180
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,179	$106,785	$139,026	$116,082	$148,534	$166,253	$16,337	$97,321	$840,517
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$52,732	$105,616	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$243,796
Special Mention	—	325	—	—	—	—	—	—	325
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,732	$105,941	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$244,121
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$82,096	$77,333	$63,187	$48,621	$25,608	$25,286	$125,002	$4,722	$451,855
Special Mention	1,225	34	359	2,126	922	2,022	843	—	7,531
Substandard	—	81	73	2	—	333	26	344	859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,321	$77,448	$63,619	$50,749	$26,530	$27,641	$125,871	$5,066	$460,245
YTD Gross Charge-offs	—	$—	$27	$—	$—	$—	$—	$—	27

Lease financing receivables:
Risk Rating
Pass or not rated	$34,335	$34,370	$15,427	$5,759	$2,226	$451	$—	$—	$92,568
Special Mention	—	23	46	41	73	48	—	—	231
Substandard	—	115	360	30	—	—	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,335	$34,508	$15,833	$5,830	$2,299	$499	$—	$—	$93,304
YTD Gross Charge-offs	—	$45	$124	$—	$4	$32	$—	$—	205

Aircraft:
Risk Rating
Pass or not rated	$36,972	$71,706	$40,778	$35,652	$23,933	$16,380	$—	$—	$225,421
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	312	—	446	—	—	758
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,972	$71,706	$40,778	$35,964	$23,933	$16,826	$—	$—	$226,179
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$350,828	$—	$350,828
Special Mention	—	—	—	—	—	—	100	—	100
Substandard	—	—	—	—	—	—	2,513	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$353,441	$—	$353,441
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$64	$—	$64

Consumer:
Risk Rating
Pass or not rated	$5,156	$2,403	$240	$94	$19	$1,256	$18,426	$—	$27,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	556	—	—	—	—	7	—	—	563
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,712	$2,403	$240	$94	$19	$1,263	$18,426	$—	$28,157
YTD Gross Charge-offs	$828	$1,170	$2	$1	$—	$1	$1,103	$—	$3,105

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
YTD Gross Charge-offs	$23,534	$9,158	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$8,625	$9,954	$3,000	$295	$247	$47,383	$58,959	$—	$128,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	270	—	270
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,625	$9,954	$3,000	$295	$247	$47,383	$59,229	$—	$128,733
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,239	$—	$19,239

Grand Total:
Risk Rating
Pass or not rated	$614,658	$808,179	$757,773	$603,642	$558,960	$655,118	$1,143,030	$215,095	$5,356,455
Special Mention	2,402	382	7,524	6,999	5,794	29,922	1,260	—	54,283
Substandard	1,431	1,248	2,999	3,150	4,884	11,863	2,809	344	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$618,491	$809,809	$768,296	$613,791	$569,638	$696,903	$1,147,099	$215,439	$5,439,466
YTD Gross Charge-offs	$24,362	$10,383	$192	$14	$4	$33	$20,406	$—	$55,394

Allowance for Credit Losses on Loans

The following tables present the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended September 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,626	$274	$(51)	$5	$10,854	$9,544	$(141)	$(10)	$24	$9,417
Nonowner-occupied	3,883	(177)	—	—	3,706	2,957	(52)	—	1	2,906
Commercial real estate*:
Owner-occupied*	7,143	(32)	—	—	7,111
Nonowner-occupied*	11,952	(330)	—	—	11,622
Multi-Family*	2,751	14	—	—	2,765
Total commercial real estate*	21,846	(348)	—	—	21,498	26,161	(135)	—	313	26,339
Construction & land development	8,725	(475)	—	—	8,250	6,922	(261)	—	—	6,661
Commercial & industrial	2,455	30	—	—	2,485	4,133	(122)	—	1	4,012
Lease financing receivables	983	47	—	—	1,030	1,116	8	(32)	24	1,116
Aircraft	530	(23)	—	—	507	601	(13)	—	—	588
Home equity	8,106	208	(3)	1	8,312	6,059	310	(29)	10	6,350
Consumer:										—
Credit cards	990	(1)	(37)	14	966	1,067	24	(59)	48	1,080
Overdrafts	656	157	(229)	51	635	658	181	(231)	51	659
Automobile loans	2	1	(3)	1	1	19	(25)	—	20	14
Other consumer	253	(18)	(9)	9	235	628	1,714	(1,947)	12	407
Total Traditional Banking	59,055	(325)	(332)	81	58,479	59,865	1,488	(2,308)	504	59,549
Warehouse lines of credit	1,676	(154)	—	—	1,522	1,370	116	—	—	1,486
Total Core Banking	60,731	(479)	(332)	81	60,001	61,235	1,604	(2,308)	504	61,035

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	(1,454)	—	1,454	—	—	(2,311)	—	2,311	—
Other TRS commercial & industrial loans	—	(13)	—	14	1	—	1	—	—	1
Republic Credit Solutions	21,029	3,969	(5,504)	369	19,863	19,452	6,365	(5,022)	327	21,122
Total Republic Processing Group	21,029	2,502	(5,504)	1,837	19,864	19,452	4,055	(5,022)	2,638	21,123

Total	$81,760	$2,023	$(5,836)	$1,918	$79,865	$80,687	$5,659	$(7,330)	$3,142	$82,158

* The CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. For the three months ended September 30, 2024 presented above, the Total CRE line represents the ACLL Roll-forward information for the total CRE loan pool, as previously presented.

	ACLL Roll-forward
	Nine Months Ended September 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,849	$17	$(80)	$68	$10,854	$10,337	$(961)	$(62)	$103	$9,417
Nonowner-occupied	4,140	(434)	—	—	3,706	3,047	(143)	—	2	2,906
Commercial real estate*:
Owner-occupied*	7,319	(208)	—	—	7,111
Nonowner-occupied*	12,523	(904)	—	3	11,622
Multi-Family*	2,714	51	—	—	2,765
Total commercial real estate*	22,556	(1,061)	—	3	21,498	25,830	173	—	336	26,339
Construction & land development	8,227	23	—	—	8,250	6,060	601	—	—	6,661
Commercial & industrial	2,527	(24)	(18)	—	2,485	4,236	(227)	—	3	4,012
Lease financing receivables	1,117	29	(138)	22	1,030	1,061	99	(90)	46	1,116
Aircraft	565	(58)	—	—	507	625	(37)	—	—	588
Home equity	7,378	909	(3)	28	8,312	5,501	867	(29)	11	6,350
Consumer:
Credit cards	1,379	(348)	(129)	64	966	1,074	133	(190)	63	1,080
Overdrafts	724	426	(669)	154	635	694	443	(658)	180	659
Automobile loans	11	(10)	(3)	3	1	32	(41)	—	23	14
Other consumer	283	(46)	(33)	31	235	501	1,860	(1,993)	39	407
Total Traditional Banking	59,756	(577)	(1,073)	373	58,479	58,998	2,767	(3,022)	806	59,549
Warehouse lines of credit	1,374	148	—	—	1,522	847	639	—	—	1,486
Total Core Banking	61,130	(429)	(1,073)	373	60,001	59,845	3,406	(3,022)	806	61,035

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	9,793	9,947	(24,893)	5,153	—	3,929	22,249	(32,555)	6,377	—
Other TRS commercial & industrial loans	68	81	(165)	17	1	61	33	(137)	44	1
Republic Credit Solutions	20,987	11,919	(14,142)	1,099	19,863	18,295	15,742	(13,882)	967	21,122
Total Republic Processing Group	30,848	21,947	(39,200)	6,269	19,864	22,285	38,024	(46,574)	7,388	21,123

Total	$91,978	$21,518	$(40,273)	$6,642	$79,865	$82,130	$41,430	$(49,596)	$8,194	$82,158

* The CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. For the nine months ended September 30, 2024 presented above, the Total CRE line represents the ACLL Roll-forward information for the total CRE loan pool, as previously presented.

During the first quarter of 2025, the Company further segmented its CRE portfolio into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL on a go-forward basis. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL as of September 30, 2025. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of September 30, 2025, was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2024, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs one-year forecasts of unemployment and CRE values within its ACLL model, with reversion to long-term averages following the forecasted period. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., loan modifications. During the second quarter of 2025, the Company implemented a minimum loan balance threshold, as a practical expedient, for assessing individual loans for impairment. This threshold applies to loans with a risk rating of Special Mention or worse. The application of this new practical expedient resulted in a $518,000 net credit to the Provision during the second quarter of 2025.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Loans on nonaccrual status*	$21,572	$22,619
Loans past due 90-days-or-more and still on accrual**	137	141
Total nonperforming loans	21,709	22,760
Other real estate owned	1,246	1,160
Total nonperforming assets	$22,955	$23,920

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.41%	0.42%
Nonperforming assets to total loans (including OREO)	0.43	0.44
Nonperforming assets to total assets	0.33	0.35

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.42%	0.44%
Nonperforming assets to total loans (including OREO)	0.44	0.46
Nonperforming assets to total assets	0.35	0.39
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by portfolio class:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Traditional Banking:
Residential real estate:
Owner-occupied	$17,510	$17,331	$—	$—
Nonowner-occupied	126	81	—	—
Commercial real estate:
Owner-occupied	421	424	—	—
Nonowner-occupied	—	799	—	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	588	860	—	—
Lease financing receivables	87	147	—	—
Aircraft	—	56	—	—
Home equity	2,837	2,359	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	3	5	—	—
Other consumer	—	557	—	—
Total Traditional Banking	21,572	22,619	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,572	22,619	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	137	141
Total Republic Processing Group	—	—	137	141

Total	$21,572	$22,619	$137	$141

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended	Nine Months Ended
	As of September 30, 2025			September 30, 2025	September 30, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$17,510	$17,510	$364	$1,039
Nonowner-occupied	—	126	126	3	23
Commercial real estate:
Owner-occupied	421	—	421	47	119
Nonowner-occupied	—	—	—	4	12
Multi-family	—	—	—	—	4
Construction & land development	—	—	—	—	—
Commercial & industrial	344	244	588	1	22
Lease financing receivables	—	87	87	—	—
Aircraft	—	—	—	—	—
Home equity	—	2,837	2,837	107	286
Consumer	—	3	3	9	67
Total	$765	$20,807	$21,572	$535	$1,572

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2024			September 30, 2024	September 30, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$688	$16,643	$17,331	$273	$813
Nonowner-occupied	25	56	81	—	15
Commercial real estate:
Owner-occupied	180	244	424	43	112
Nonowner-occupied	524	275	799	—	—
Multi-family	—	—	—	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	726	134	860	9	9
Lease financing receivables	—	147	147	—	—
Aircraft	—	56	56	—	—
Home equity	—	2,359	2,359	84	241
Consumer	562	—	562	100	101
Total	$2,705	$19,914	$22,619	$509	$1,291

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by portfolio class:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
September 30, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,844	$1,749	$2,013	$7,606	$1,037,131	$1,044,737
Nonowner-occupied	—	—	—	—	291,373	291,373
Commercial real estate:
Owner-occupied	—	—	—	—	643,519	643,519
Nonowner-occupied	—	—	—	—	801,644	801,644
Multi-family	—	—	—	—	321,453	321,453
Construction & land development	—	—	—	—	246,065	246,065
Commercial & industrial	548	—	344	892	487,894	488,786
Lease financing receivables	8	13	95	116	96,489	96,605
Aircraft	—	—	—	—	202,742	202,742
Home equity	547	406	926	1,879	397,812	399,691
Consumer:
Credit cards	7	17	—	24	10,763	10,787
Overdrafts	109	6	1	116	765	881
Automobile loans	—	—	—	—	813	813
Other consumer	57	1	—	58	9,152	9,210
Total Traditional Banking	5,120	2,192	3,379	10,691	4,547,615	4,558,306
Warehouse lines of credit	—	—	—	—	609,826	609,826
Total Core Banking	5,120	2,192	3,379	10,691	5,157,441	5,168,132

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	292	292
Republic Credit Solutions	6,880	1,675	136	8,691	104,259	112,950
Total Republic Processing Group	6,880	1,675	136	8,691	104,551	113,242

Total	$12,000	$3,867	$3,515	$19,382	$5,261,992	$5,281,374
Delinquency ratio***	0.23%	0.07%	0.07%	0.37%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status as of September 30, 2025.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2024 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,320	$2,292	$2,403	$7,015	$1,025,444	$1,032,459
Nonowner-occupied	—	—	21	21	318,075	318,096
Commercial real estate:
Owner-occupied	—	—	244	244	658,972	659,216
Nonowner-occupied	—	275	—	275	840,242	840,517
Multi-family	—	—	—	—	313,444	313,444
Construction & land development	—	—	—	—	244,121	244,121
Commercial & industrial	104	15	785	904	459,341	460,245
Lease financing receivables	8	14	53	75	93,229	93,304
Aircraft	—	—	—	—	226,179	226,179
Home equity	714	204	478	1,396	352,045	353,441
Consumer:
Credit cards	25	3	—	28	16,436	16,464
Overdrafts	163	10	—	173	809	982
Automobile loans	11	—	—	11	1,145	1,156
Other consumer	41	1	1	43	9,512	9,555
Total Traditional Banking	3,386	2,814	3,985	10,185	4,558,994	4,569,179
Warehouse lines of credit	—	—	—	—	550,760	550,760
Total Core Banking	3,386	2,814	3,985	10,185	5,109,754	5,119,939

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	138,614	138,614
Other TRS commercial & industrial loans	—	—	—	—	52,180	52,180
Republic Credit Solutions	7,915	2,248	141	10,304	118,429	128,733
Total Republic Processing Group	7,915	2,248	141	10,304	309,223	319,527

Total	$11,301	$5,062	$4,126	$20,489	$5,418,977	$5,439,466
Delinquency ratio***	0.21%	0.09%	0.08%	0.38%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status as of December 31, 2024.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class:

	September 30, 2025		December 31, 2024
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$18,967	$—	$23,116	$—
Nonowner-occupied	540	—	414	—
Commercial real estate:
Owner-occupied	2,307	—	149	—
Nonowner-occupied	20,860	—	1,061	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	1,973	—	859	—
Lease financing receivables	—	405	—	504
Aircraft	—	301	—	758
Home equity	3,021	—	2,513	—
Consumer	—	1	—	563
Total Traditional Banking	$47,668	$707	$28,112	$1,825

Collateral-dependent loans are generally secured by real estate or personal property. If there is insufficient collateral value to secure the Company’s recorded investment in these loans, they are charged down to collateral value less estimated selling costs, when selling costs are applicable. Estimated selling costs range from 10% to 13%, with those percentages based on annual studies performed by the Company.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The ACLL incorporates an estimate of lifetime expected credit losses using historical loss information. The Company uses a static pool loss rate method to determine an estimate which is recorded for each asset upon origination. Occasionally, the Company has reason to modify certain terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, interest rate reduction or an other than insignificant payment delay. The Company may make any or all of these types of concessions as part of such modifications. Since an estimate for historical losses is already included as a component of the ACLL, a change to the ACLL is generally not recorded at the time of such modifications unless the loan is individually analyzed and the modification changes the specific reserve allocation. In the event forgiveness of principal is provided, the amount of the forgiveness is charged off against the ACLL.

During the second quarter of 2025, the Company modified one loan for a borrower experiencing financial difficulty with an amortized cost basis of $4 million. The term of the loan was extended 12 months. There were no other material modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, the Company made no material modifications to borrowers experiencing financial difficulty.

During the three and nine months ended September 30, 2025 and 2024, there were no payment defaults by borrowers experiencing financial difficulty related to loans that were modified in the prior 12 months.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	September 30, 2025	December 31, 2024

Residential real estate:
Owner-occupied	$244	$—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	1,002	1,160
Multi-family	—	—
Total other real estate owned	$1,246	$1,160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	September 30, 2025	December 31, 2024

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,294	$1,562

Refund Advances

The Company’s TRS segment offered (i) its RA product during the first two months of 2025, along with its ERA product during December 2024 for the 2025 Tax Season and (ii) its RA product during the first two months of 2024, along with its ERA product during December 2023 for the 2024 Tax Season. The ERA originations during December 2024 and the first two weeks of 2025 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2025 tax season, while the ERA originations during December 2023 and the first two weeks of 2024 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2024 tax season. Each year, all unpaid RAs, including ERAs, are charged off by June 30th, and each quarter thereafter, any credits to the Provision for ERAs/RAs, are recorded as recoveries of previously charged-off accounts.

Information regarding calendar year activities for ERAs/RAs follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Refund Advances originated	$—	$—	$662,556	$771,091
Net charge (credit) to the Provision for RAs, including ERAs	(1,454)	(2,311)	9,947	22,249
Provision as a percentage of RAs originated, including ERAs	NA	NA	1.50%	2.89%
Refund Advances net charge-offs	$(1,454)	$(2,311)	$19,740	$26,178
Refund Advances net charge-offs to total Refund Advances originated	NA	NA	2.98%	3.39%

5. DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	September 30, 2025	December 31, 2024

Core Bank:
Demand	$1,143,036	$1,166,517
Money market	1,513,646	1,295,024
Savings	214,261	238,596
Reciprocal money market	261,994	212,033
Individual retirement accounts (1)	35,029	34,543
Time deposits, $250 and over (1)	154,240	129,593
Other certificates of deposit (1)	288,553	239,643
Reciprocal time deposits (1)	78,167	80,016
Wholesale brokered deposits (1)	87,383	87,285
Total Core Bank interest-bearing deposits	3,776,309	3,483,250
Total Core Bank noninterest-bearing deposits	1,169,772	1,123,208
Total Core Bank deposits	4,946,081	4,606,458

Republic Processing Group:
Wholesale brokered deposits (1)	13,304	199,964
Interest-bearing prepaid card deposits	286,567	296,921
Money market	23,142	22,647
Total RPG interest-bearing deposits	323,013	519,532

Noninterest-bearing prepaid card deposits	4,040	2,842
Other noninterest-bearing deposits	65,211	81,714
Total RPG noninterest-bearing deposits	69,251	84,556
Total RPG deposits	392,264	604,088

Total deposits	$5,338,345	$5,210,546
(1)	Represents time deposits.

6. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

As of September 30, 2025 and December 31, 2024, all SSUAR had overnight maturities. Information regarding SSUAR follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Outstanding balance at end of period	$74,522	$103,318
Weighted average interest rate at end of period	0.62%	0.53%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$99,438	$151,972
Total securities pledged	$99,438	$151,972

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$73,135	$73,660	$89,755	$88,140
Weighted average interest rate during the period	0.63%	0.76%	0.59%	0.61%
Maximum outstanding at any month end during the period	$74,522	$79,383	$112,826	$113,281

7. FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	September 30, 2025	December 31, 2024

Overnight advances	$—	$25,000
Fixed interest rate advances	375,000	370,000
Total FHLB advances	$375,000	$395,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2025, and December 31, 2024, Republic had available borrowing capacity of $743 million and $755 million from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of September 30, 2025, and December 31, 2024.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted-average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2026	$130,000	4.65%
2027	80,000	4.01
2028	160,000	4.39
2030	5,000	—
Total	$375,000	4.34%

As more fully disclosed in the Footnote titled “Interest Rate Swaps,” the Bank elected to extend $100 million of FHLB advances during the second quarter of 2024 through a third-party, fixed rate swap to take advantage of the then-inverted yield curve and lower its overall borrowing costs. As a result of this swap, the Bank was able to lock in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted-average cost of all advances, including the impact of any corresponding swaps, is 4.34%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Average outstanding balance during the period	$—	$17,989	$49,707	$96,058
Weighted average interest rate during the period	—%	5.42%	4.47%	5.46%
Maximum outstanding at any month end during the period	$—	$55,000	$428,000	$760,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	September 30, 2025	December 31, 2024

First-lien, single family residential real estate	$1,133,555	$1,177,113
Home equity lines of credit	339,068	312,168
Multi-family commercial real estate	94,854	94,334
Commercial real estate	267,084	330,911

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

The following table presents the Company’s commitments, exclusive of mortgage banking loan commitments:

(in thousands)	September 30, 2025	December 31, 2024

Unused warehouse lines of credit	$450,749	$404,240
Unused home equity lines of credit	485,364	478,040
Unused loan commitments - other	1,202,096	1,093,990
Standby letters of credit	12,173	11,282
Total commitments	$2,150,382	$1,987,552

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

The following tables present a roll-forward of the ACLC:

	ACLC Roll-forward
	Three Months Ended September 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$92	$(9)	$—	$—	$83	$77	$2	$—	$—	$79
Unused home equity lines of credit	195	(4)	—	—	191	110	24	—	—	134
Unused construction lines of credit	703	14	—	—	717	591	(64)	—	—	527
Unused RCS lines of credit	220	5	—	—	225	—	—	—	—	—
Unused loan commitments - other	290	(26)	—	—	264	332	(72)	—	—	260

Total	$1,500	$(20)	$—	$—	$1,480	$1,110	$(110)	$—	$—	$1,000

	ACLC Roll-forward
	Nine Months Ended September 30,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$4	$—	$—	$83	$116	$(37)	$—	$—	$79
Unused home equity lines of credit	183	8	—	—	191	55	79	—	—	134
Unused construction lines of credit	677	40	—	—	717	820	(293)	—	—	527
Unused RCS lines of credit	300	(75)	—	—	225	—	—	—	—	—
Unused loan commitments - other	251	13	—	—	264	349	(89)	—	—	260

Total	$1,490	$(10)	$—	$—	$1,480	$1,340	$(340)	$—	$—	$1,000

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

Authoritative guidance requires maximization of use of observable inputs and minimization of use of unobservable inputs in fair value measurements. Where there exists limited or no observable market data, the Company derives its own estimates by generally considering characteristics of the asset/liability, the current economic and competitive environment, and other factors. For this reason, results cannot be determined with precision and may not be realized on an actual sale or immediate settlement of the asset or liability.

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

See the Footnote titled “Investment Securities” for additional discussion regarding the Bank’s private label MBS.

The Company acquired its TRUP investment in 2015 and considers the most recent bid price for the same instrument to approximate market value as of September 30, 2025. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

Mortgage servicing rights: At least quarterly, MSR’s are evaluated for impairment based upon the fair value of the MSR’s as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded, and the respective individual tranche is carried at fair value. If the carrying amount of an individual tranche does not exceed fair value, impairment is reversed if previously recognized and the carrying value of the individual tranche is based on the amortization method. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and can generally be validated against available market data (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below.

	Fair Value Measurements at
	September 30, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,750	$228,976	$—	$263,726
Private label mortgage-backed security	—	—	1,452	1,452
Mortgage-backed securities - residential	—	555,453	—	555,453
Collateralized mortgage obligations	—	17,468	—	17,468
Corporate bonds	—	1,002	—	1,002
Trust preferred security	—	—	4,070	4,070
Total available-for-sale debt securities	$34,750	$802,899	$5,522	$843,171

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$15,338	$—	$15,338
Consumer loans held for sale	—	—	8,444	8,444
Rate lock commitments	—	475	—	475
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,745	—	6,745

Financial liabilities:
Mandatory forward contracts	$—	$101	$—	$101
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,745	—	6,745
Interest rate swap agreements on FHLB advances	—	2,907	—	2,907

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,775	$304,311	$—	$389,086
Private label mortgage-backed security	—	—	1,550	1,550
Mortgage-backed securities - residential	—	168,233	—	168,233
Collateralized mortgage obligations	—	19,243	—	19,243
Corporate bonds	—	2,009	—	2,009
Trust preferred security	—	—	4,034	4,034
Total available-for-sale debt securities	$84,775	$493,796	$5,584	$584,155

Equity securities with readily determinable fair value:
Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with readily determinable fair value	$—	$693	$—	$693

Mortgage loans held for sale	$—	$8,312	$—	$8,312
Consumer loans held for sale	—	—	5,443	5,443
Rate lock commitments	—	223	—	223
Mandatory forward contracts	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,588	—	6,588

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$6,588	$—	$6,588
Interest rate swap agreements on FHLB advances	—	647	—	647

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2, or 3 assets during the three and nine months ended September 30, 2025 and 2024.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label MBS measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Balance, beginning of period	$1,489	$1,716	$1,550	$1,773
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	14	54	26	102
Principal paydowns	(51)	(105)	(124)	(210)
Balance, end of period	$1,452	$1,665	$1,452	$1,665

The fair value of the Bank’s single private label MBS is supported by analysis prepared by an independent third-party. The third-party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value, and the weighted-average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (probability of default, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label MBS follows:

September 30, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,452	Discounted cash flow	(1) Constant prepayment rate	3.4% - 4.3%

			(2) Probability of default	0.4% - 6.1%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,550	Discounted cash flow	(1) Constant prepayment rate	1.5% - 2.6%

			(2) Probability of default	0.5% - 9.1%

			(3) Loss severity	25%

(1) The bank owns one private label mortgage-back security; therefore, the range presented is equivalent to the weighted average range.

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Balance, beginning of period	$4,075	$4,092	$4,034	$4,118
Total gains or losses included in earnings:
Discount accretion	16	16	48	46
Net change in unrealized gain (loss)	(21)	(85)	(12)	(141)
Balance, end of period	$4,070	$4,023	$4,070	$4,023

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans HFS. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2025, and December 31, 2024.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	September 30, 2025	December 31, 2024

Aggregate fair value	$15,338	$8,312
Contractual balance	14,786	8,117
Unrealized gain	552	195

The total amount of net gains from changes in fair value included in earnings for mortgage loans HFS, at fair value, are presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Interest income	$183	$179	$520	$456
Change in fair value	376	70	357	177
Total included in earnings	$559	$249	$877	$633

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of September 30, 2025, and December 31, 2024.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$8,444	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10.00%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS, at fair value, were as follows:

(in thousands)	September 30, 2025	December 31, 2024

Aggregate fair value	$8,444	$5,443
Contractual balance	8,504	5,476
Unrealized loss	(60)	(33)

The total amount of net gains from changes in fair value included in earnings for consumer loans HFS, at fair value, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024

Interest income	$2,215	$1,464	$4,957	$3,995
Change in fair value	(2)	13	(27)	10
Total included in earnings	$2,213	$1,477	$4,930	$4,005

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	September 30, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Nonowner-occupied	$—	$—	$305	$305
Commercial real estate:
Owner-occupied	—	—	339	339
Total collateral-dependent loans	$—	$—	$644	$644

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$244	$244
Commercial real estate:
Nonowner-occupied	—	—	1,002	$1,002
Total other real estate owned	$—	$—	$1,246	$1,246

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans	$—	$—	$201	$201

Other real estate owned:
Commercial real estate
Nonowner-occupied	$—	$—	$1,160	$1,160
Total other real estate owned	$—	$—	$1,160	$1,160

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$305	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - commercial real estate owner-occupied	$339	Appraisal	Appraisal discounts	13% (13%)

Other real estate owned - commercial real estate nonowner-occupied	$1,246	Appraisal	Appraisal discounts	10-63% (53%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Appraisal	Appraisal discounts	3% (3%)

Other real estate owned - commercial real estate	$1,160	Appraisal	Appraisal discounts	57% (57%)

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

During the three and nine months ended September 30, 2025, and 2024, the Provision recorded for collateral-dependent loans was not material.

Other Real Estate Owned

OREO, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals or BPOs using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Detail of OREO carrying value and write downs follows:

(in thousands)	September 30, 2025	December 31, 2024

Other real estate owned carried at fair value	$1,246	$1,160
Total carrying value of other real estate owned	$1,246	$1,160

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Other real estate owned write-downs during the period	$52	$53	$158	$154

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments follows:

		Fair Value Measurements at
		September 30, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$484,238	$484,238	$—	$—	$484,238
Available-for-sale debt securities	843,171	34,750	802,899	5,522	843,171
Held-to-maturity debt securities	5,110	—	5,087	—	5,087
Equity securities with readily determinable fair values	945	—	945	—	945
Mortgage loans held for sale, at fair value	15,338	—	15,338	—	15,338
Consumer loans held for sale, at fair value	8,444	—	—	8,444	8,444
Consumer loans held for sale, at the lower of cost or fair value	16,424	—	—	16,498	16,498
Loans, net	5,201,509	—	—	5,106,317	5,106,317
Federal Home Loan Bank stock	25,849	—	—	—	NA
Accrued interest receivable	20,797	—	20,797	—	20,797
Mortgage servicing rights	6,798	—	16,941	—	16,941
Rate lock commitments	475	—	475	—	475
Interest rate swap agreements - Bank clients and institutional swap dealer	6,745	—	6,745	—	6,745

Liabilities:
Noninterest-bearing deposits	$1,239,023	$—	$1,239,023	$—	$1,239,023
Transaction deposits	3,442,646	—	3,442,646	—	3,442,646
Time deposits	656,676	—	646,284	—	646,284
Securities sold under agreements to repurchase and other short-term borrowings	74,522	—	74,522	—	74,522
Federal Home Loan Bank advances	375,000	—	379,059	—	379,059
Accrued interest payable	4,483	—	4,483	—	4,483
Mandatory forward contracts	101	—	101	—	101
Interest rate swap agreements - Bank clients and institutional swap dealer	6,745	—	6,745	—	6,745
Interest rate swap agreements on FHLB advances	2,907	—	2,907	—	2,907

		Fair Value Measurements at
		December 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$432,151	$432,151	$—	$—	$432,151
Available-for-sale debt securities	584,155	84,775	493,796	5,584	584,155
Held-to-maturity debt securities	10,778	—	10,735	—	10,735
Equity securities with readily determinable fair values	693	—	693	—	693
Mortgage loans held for sale, at fair value	8,312	—	8,312	—	8,312
Consumer loans held for sale, at fair value	5,443	—	—	5,443	5,443
Consumer loans held for sale, at the lower of cost or fair value	18,632	—	—	18,714	18,714
Loans, net	5,347,488	—	—	5,209,571	5,209,571
Federal Home Loan Bank stock	24,478	—	—	—	NA
Accrued interest receivable	20,128	—	20,128	—	20,128
Mortgage servicing rights	6,975	—	17,159	—	17,159
Rate lock commitments	223	—	223	—	223
Mandatory forward contracts	70	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588

Liabilities:
Noninterest-bearing deposits	$1,207,764	$—	$1,207,764	$—	$1,207,764
Transaction deposits	3,231,738	—	3,231,738	—	3,231,738
Time deposits	771,044	—	773,415	—	773,415
Securities sold under agreements to repurchase and other short-term borrowings	103,318	—	103,318	—	103,318
Federal Home Loan Bank advances	395,000	—	395,814	—	395,814
Accrued interest payable	5,153	—	5,153	—	5,153
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588
Interest rate swap agreements on FHLB advances	647	—	647	—	647

10. MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans HFS, at fair value, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$8,850	$9,703	$8,312	$3,227
Origination of mortgage loans held for sale	59,494	57,142	152,515	136,894
Transferred from held for investment to held for sale	—	—	—	68,173
Proceeds from the sale of mortgage loans held for sale	(54,716)	(59,732)	(150,093)	(202,198)
Net gain on mortgage loans held for sale	1,710	1,413	4,604	2,430
Balance, end of period	$15,338	$8,526	$15,338	$8,526

The following table presents the components of mortgage banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Net gain realized on sale of mortgage loans held for sale	$1,529	$1,325	$4,166	$3,010
Fair value adjustment for correspondent loans reclassified to held for sale	—	—	—	(997)
Net change in fair value recognized on loans held for sale	376	70	357	177
Net change in fair value recognized on rate lock loan commitments	(226)	90	252	292
Net change in fair value recognized on forward contracts	31	(72)	(171)	(52)
Net gain recognized	1,710	1,413	4,604	2,430

Loan servicing income	833	1,071	2,483	2,825
Amortization of mortgage servicing rights	(479)	(422)	(1,306)	(1,271)
Net servicing income recognized	354	649	1,177	1,554
Total mortgage banking income	$2,064	$2,062	$5,781	$3,984

Activity for capitalized MSR’s was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Balance, beginning of period	$6,841	$7,030	$6,975	$7,411
Additions	436	445	1,129	913
Amortized to expense	(479)	(422)	(1,306)	(1,271)
Balance, end of period	$6,798	$7,053	$6,798	$7,053

There was no valuation allowance for capitalized MSR’s for the three and nine months ended September 30, 2025 and 2024.

Other information relating to MSR’s follows:

(dollars in thousands)	September 30, 2025	December 31, 2024

Fair value of mortgage servicing rights portfolio	$16,941	$17,159
Monthly weighted average prepayment rate of unpaid principal balance*	134%	125%
Discount rate	9.84%	10.25%
Weighted average foreclosure rate	0.12%	0.06%
Weighted average life in years	7.28	7.51
*	Rates are applied to individual tranches with similar characteristics.

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

The Bank is exposed to interest rate risk on loans HFS and rate lock loan commitments. As market interest rates fluctuate, the fair value of mortgage loans HFS and rate lock commitments will decline or increase. To offset this interest rate risk the Bank enters into derivatives, such as mandatory forward contracts to sell loans or purchase TBA securities. The fair value of these mandatory forward contracts will fluctuate as market interest rates fluctuate, and the change in the value of these instruments is expected to largely, though not entirely, offset the change in fair value of loans HFS and rate lock commitments. The objective of this activity is to minimize the exposure to losses on rate loan lock commitments and loans HFS due to market interest rate fluctuations. The net effect of derivatives on earnings will depend on risk management activities and a variety of other factors, including market interest rate volatility; the amount of rate lock commitments that close; the ability to fill the forward contracts before expiration; and the time period required to close and sell loans.

The following table includes the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives:

	September 30, 2025		December 31, 2024
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$14,786	$15,338	$8,117	$8,312

Included in other assets:
Rate lock loan commitments	$27,438	$475	$12,592	$223
Mandatory forward contracts	—	—	18,776	70

Included in other liabilities:
Mandatory forward contracts	$37,066	$101	$—	$—

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

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into three interest rate swap agreements during the second quarter of 2024 related to FHLB advances tied to 1-month SOFR. The counterparty for all three swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. As of August 8, 2024 the Bank designated the swaps to be effective for hedge accounting purposes. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

The following tables reflect information about swaps designated as cash flow hedges:

		September 30, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(2,907)	$100,000	$(647)

						September 30, 2025		December 31, 2024
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(2,180)	$100,000	$(647)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Interest rate swaps on FHLB advances	$(47)	$(289)	$(138)	$(380)
Total interest (benefit) expense on swap transactions	$(47)	$(289)	$(138)	$(380)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Losses recognized in OCI on derivative (effective portion)	$51	$(3,134)	$(2,122)	$(3,580)

Losses reclassified from OCI on derivative (effective portion)	(47)	289	(138)	380

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		September 30, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$165,550	$4,159	$103,707	$1,070
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	74,436	(2,586)	128,621	(5,518)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$239,986	$1,573	$232,328	$(4,448)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	74,436	2,586	128,621	5,518
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	165,550	(4,159)	103,707	(1,070)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$239,986	$(1,573)	$232,328	$4,448

Total		$479,972	$—	$464,656	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of September 30, 2025 and December 31, 2024, the Bank’s counterparties had cash of $0 and $4 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $5 million and $0 pledged to its counterparties as of September 30, 2025 and December 31, 2024, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the basic and diluted EPS computations follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024

Net income	$29,744	$26,543	$108,496	$82,355
Dividends declared on Common Stock:
Class A Shares	(7,802)	(7,007)	(23,404)	(20,989)
Class B Shares	(881)	(796)	(2,644)	(2,388)
Undistributed net income for basic earnings per share	21,061	18,740	82,448	58,978
Weighted average potential dividends on Class A shares upon exercise of dilutive options	(26)	(33)	(94)	(88)
Undistributed net income for diluted earnings per share	$21,035	$18,707	$82,354	$58,890

Weighted average shares outstanding:
Class A Shares	17,583	17,504	17,584	17,487
Class B Shares	2,150	2,150	2,150	2,150
Effect of dilutive securities on Class A Shares outstanding	58	81	69	72
Weighted average shares outstanding including dilutive securities	19,791	19,735	19,803	19,709

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41	$1.35	$1.22
Undistributed earnings per share*	1.08	0.96	4.22	3.03
Total basic earnings per share - Class A Common Stock	$1.53	$1.37	$5.57	$4.25

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37	$1.23	$1.11
Undistributed earnings per share*	0.98	0.88	3.84	2.76
Total basic earnings per share - Class B Common Stock	$1.39	$1.25	$5.07	$3.87

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.45	$0.41	$1.35	$1.22
Undistributed earnings per share*	1.07	0.96	4.20	3.02
Total diluted earnings per share - Class A Common Stock	$1.52	$1.37	$5.55	$4.24

Class B Common Stock:
Per share dividends distributed	$0.41	$0.37	$1.23	$1.11
Undistributed earnings per share*	0.98	0.87	3.82	2.74
Total diluted earnings per share - Class B Common Stock	$1.39	$1.24	$5.05	$3.85
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Stock options excluded from the detailed EPS calculation because their impact was antidilutive are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Antidilutive stock options	38,422	—	38,422	22,388
Average antidilutive stock options	38,422	—	35,912	22,388

13. OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Available-for-Sale Debt Securities:
Unrealized gain on AFS debt securities	$3,275	$9,503	$11,775	$12,195
Income tax expense related to items of other comprehensive income	(817)	(2,376)	(2,942)	(3,050)
Net of tax	2,458	7,127	$8,833	$9,145

Derivatives:
Change in fair value of derivatives	51	(3,134)	(2,122)	(3,580)
Reclassification amount for net derivative losses realized in income	(47)	(289)	(138)	(380)
Net losses	4	(3,423)	(2,260)	(3,960)
Tax effect	(1)	856	565	990
Net of tax	3	(2,567)	(1,695)	(2,970)

Total other comprehensive income components, net of tax	$2,461	$4,560	$7,138	$6,175

The following is a summary of the AOCI balances, net of tax:

		Change
(in thousands)	December 31, 2024	Nine Months Ended September 30, 2025	September 30, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$8,833	$(4,920)
Unrealized loss on derivatives	(485)	(1,695)	(2,180)
Total unrealized gain (loss)	$(14,238)	$7,138	$(7,100)

		Change
(in thousands)	December 31, 2023	Nine Months Ended September 30, 2024	September 30, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$9,145	$(11,263)
Unrealized gain (loss) on derivatives	—	(2,970)	(2,970)
Total unrealized gain (loss)	$(20,408)	$6,175	$(14,233)

14. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$57,424	$3,805	$61,229	$280	$3,193	$12,268	$15,741	$76,970

Noninterest income:
Service charges on deposit accounts	3,625	21	3,646	—	—	—	—	3,646
Net refund transfer fees	—	—	—	1,117	—	—	1,117	1,117
Mortgage banking income (1)	2,064	—	2,064	—	—	—	—	2,064
Interchange fee income	3,012	—	3,012	16	1	1	18	3,030
Program fees (1)	—	—	—	—	781	4,107	4,888	4,888
Increase in cash surrender value of BOLI (1)	1,035	—	1,035	—	—	—	—	1,035
Net losses on OREO	(52)	—	(52)	—	—	—	—	(52)
Other	818	—	818	22	—	—	22	840
Total noninterest income	10,502	21	10,523	1,155	782	4,108	6,045	16,568

Total net revenue	$67,926	$3,826	$71,752	$1,435	$3,975	$16,376	$21,786	$93,538

Net-revenue concentration (2)	72%	4%	76%	2%	4%	18%	24%	100%

	Three Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$51,023	$3,580	$54,603	$440	$2,783	$13,479	$16,702	$71,305

Noninterest income:
Service charges on deposit accounts	3,676	16	3,692	—	—	1	1	3,693
Net refund transfer fees	—	—	—	582	—	—	582	582
Mortgage banking income (1)	2,062	—	2,062	—	—	—	—	2,062
Interchange fee income	3,267	—	3,267	19	—	—	19	3,286
Program fees (1)	—	—	—	—	786	4,176	4,962	4,962
Increase in cash surrender value of BOLI (1)	826	—	826	—	—	—	—	826
Net losses on OREO	(53)	—	(53)	—	—	—	—	(53)
Other	1,300	—	1,300	8	147	—	155	1,455
Total noninterest income	11,078	16	11,094	609	933	4,177	5,719	16,813

Total net revenue	$62,101	$3,596	$65,697	$1,049	$3,716	$17,656	$22,421	$88,118

Net-revenue concentration (2)	71%	4%	75%	1%	4%	20%	25%	100%

(1)	Revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$167,125	$10,382	$177,507	$30,154	$10,750	$37,449	$78,353	$255,860

Noninterest income:
Service charges on deposit accounts	10,546	64	10,610	—	—	1	1	10,611
Net refund transfer fees	—	—	—	17,577	—	—	17,577	17,577
Mortgage banking income (1)	5,781	—	5,781	—	—	—	—	5,781
Interchange fee income	9,213	—	9,213	91	2	1	94	9,307
Program fees (1)	—	—	—	—	2,283	10,878	13,161	13,161
Increase in cash surrender value of BOLI (1)	2,649	—	2,649	—	—	—	—	2,649
Net losses on OREO	(158)	—	(158)	—	—	—	—	(158)
Gain on sale of Visa Class B-1 Shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	4,191	—	4,191	157	—	—	157	4,348
Total noninterest income	36,312	64	36,376	17,825	2,285	10,880	30,990	67,366

Total net revenue	$203,437	$10,446	$213,883	$47,979	$13,035	$48,329	$109,343	$323,226

Net-revenue concentration (2)	63%	3%	66%	15%	4%	15%	34%	100%

	Nine Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$149,197	$8,751	$157,948	$32,173	$9,221	$37,418	$78,812	$236,760

Noninterest income:
Service charges on deposit accounts	10,488	42	10,530	—	—	2	2	10,532
Net refund transfer fees	—	—	—	15,213	—	—	15,213	15,213
Mortgage banking income (1)	3,984	—	3,984	—	—	—	—	3,984
Interchange fee income	9,697	—	9,697	94	2	1	97	9,794
Program fees (1)	—	—	—	—	2,319	11,220	13,539	13,539
Increase in cash surrender value of BOLI (1)	2,372	—	2,372	—	—	—	—	2,372
Net losses on OREO	(154)	—	(154)	—	—	—	—	(154)
Other	3,034	—	3,034	71	147	—	218	3,252
Total noninterest income	29,421	42	29,463	15,378	2,468	11,223	29,069	58,532

Total net revenue	$178,618	$8,793	$187,411	$47,551	$11,689	$48,641	$107,881	$295,292

Net-revenue concentration (2)	61%	3%	64%	16%	4%	16%	36%	100%

(1)	Revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

The following represents information for significant revenue streams subject to ASC 606:

Service charges on deposit accounts – The Company earns revenue for account-based and event-driven services on its retail and commercial deposit accounts. Contracts for these services are generally in the form of deposit agreements, which disclose fees for deposit services. Revenue for event-driven services is recognized in close proximity or simultaneously with service performance. Revenue for certain account-based services may be recognized at a point in time or over the period the service is rendered, typically no longer than a month. Examples of account-based and event-driven service charges on deposits include per item fees, stop payment fees, paper-statement fees, check-cashing fees, below balance fees, check upcharge fees and analysis fees.

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program, with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfilment of RT contracts are generally expensed during the first half of each year.

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

Net gains/(losses) on other real estate – The Company routinely sells OREO it has acquired through loan foreclosure. Net gains/(losses) on OREO reflect both 1) the gain or loss recognized upon an executed deed and 2) mark-to-market write-downs the Company may record on its OREO inventory.

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

As of September 30, 2025, the Company was divided into five reportable segments: Traditional Banking (which includes the results of the former mortgage banking segment), Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$57,424	$3,805	$61,229	$280	$3,193	$12,268	$15,741	$76,970

Provision for expected credit loss expense	(325)	(154)	(479)	(1,467)	—	3,969	2,502	2,023

Net refund transfer fees	—	—	—	1,117	—	—	1,117	1,117
Mortgage banking income	2,064	—	2,064	—	—	—	—	2,064
Program fees	—	—	—	—	781	4,107	4,888	4,888
Other noninterest income (1)	8,438	21	8,459	38	1	1	40	8,499
Total noninterest income	10,502	21	10,523	1,155	782	4,108	6,045	16,568

Salaries and employee benefits	26,446	719	27,165	1,855	916	1,091	3,862	31,027
Technology, Equipment, and Communication	7,556	48	7,604	96	26	984	1,106	8,710
Occupancy	3,442	34	3,476	61	5	5	71	3,547
Marketing and development	1,614	—	1,614	47	—	1,007	1,054	2,668
Core conversion and contract consulting fees	97	—	97	—	—	—	—	97
Other noninterest expense (2)	7,039	144	7,183	289	158	74	521	7,704
Total noninterest expense	46,194	945	47,139	2,348	1,105	3,161	6,614	53,753

Income (loss) before income tax expense	22,057	3,035	25,092	554	2,870	9,246	12,670	37,762
Income tax expense (benefit)	4,591	684	5,275	95	624	2,024	2,743	8,018

Net income (loss)	$17,466	$2,351	$19,817	$459	$2,246	$7,222	$9,927	$29,744

Period-end assets	$5,952,561	$610,155	$6,562,716	$22,673	$310,220	$119,310	$452,203	$7,014,919

Period-end loans	$4,558,306	$609,826	5,168,132	$292	$—	$112,950	$113,242	$5,281,374

Period-end deposits	$4,909,513	$36,568	4,946,081	$22,612	$310,220	$59,432	$392,264	$5,338,345

Net interest margin	3.89%	2.62%	3.78%	NM	4.06%	NM	NM	4.65%

Net-revenue concentration*	72%	4%	76%	2%	4%	18%	24%	100%

	Three Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$51,023	$3,580	$54,603	$440	$2,783	$13,479	$16,702	$71,305

Provision for expected credit loss expense	1,489	116	1,605	(2,310)	—	6,365	4,055	5,660

Net refund transfer fees	—	—	—	582	—	—	582	582
Mortgage banking income	2,062	—	2,062	—	—	—	—	2,062
Program fees	—	—	—	—	786	4,176	4,962	4,962
Other noninterest income (1)	9,016	16	9,032	27	147	1	175	9,207
Total noninterest income	11,078	16	11,094	609	933	4,177	5,719	16,813

Salaries and employee benefits	24,564	697	25,261	1,744	756	1,031	3,531	28,792
Technology, Equipment, and Communication	6,423	44	6,467	78	—	999	1,077	7,544
Occupancy	3,085	40	3,125	85	7	7	99	3,224
Marketing and development	642	—	642	165	—	1,176	1,341	1,983
Other noninterest expense (2)	6,552	108	6,660	179	184	43	406	7,066
Total noninterest expense	41,266	889	42,155	2,251	947	3,256	6,454	48,609

Income before income tax expense	19,346	2,591	21,937	1,108	2,769	8,035	11,912	33,849
Income tax expense	4,189	584	4,773	189	595	1,749	2,533	7,306

Net income	$15,157	$2,007	$17,164	$919	$2,174	$6,286	$9,379	$26,543

Period-end assets	$5,559,357	$595,624	$6,154,981	$26,503	$367,857	$143,129	$537,489	$6,692,470

Period-end loans	$4,566,896	$595,163	$5,162,059	$302	$—	$134,556	$134,858	$5,296,917

Period-end deposits	$4,616,573	$37,015	$4,653,588	$26,412	$367,432	$54,264	$448,108	$5,101,696

Net interest margin	3.61%	2.70%	3.53%	NM	4.91%	NM	NM	4.49%

Net-revenue concentration*	71%	4%	75%	1%	4%	20%	25%	100%

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

NM – Not Meaningful

	Nine Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$167,125	$10,382	$177,507	$30,154	$10,750	$37,449	$78,353	$255,860

Provision for expected credit loss expense	(577)	148	(429)	10,028	—	11,919	21,947	21,518

Net refund transfer fees	—	—	—	17,577	—	—	17,577	17,577
Mortgage banking income	5,781	—	5,781	—	—	—	—	5,781
Program fees	—	—	—	—	2,283	10,878	13,161	13,161
Gain on sale of Visa Class B-1 shares	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income (1)	26,441	64	26,505	248	2	2	252	26,757
Total noninterest income	36,312	64	36,376	17,825	2,285	10,880	30,990	67,366

Salaries and employee benefits	78,570	2,147	80,717	6,016	2,818	3,346	12,180	92,897
Technology, Equipment, and Communication	22,430	128	22,558	413	70	2,996	3,479	26,037
Occupancy	10,196	94	10,290	182	15	15	212	10,502
Marketing and development	3,052	—	3,052	225	—	2,021	2,246	5,298
Core conversion and contract consulting fees	5,993	—	5,993	—	—	—	—	5,993
Other noninterest expense (2)	20,492	399	20,891	1,239	441	296	1,976	22,867
Total noninterest expense	140,733	2,768	143,501	8,075	3,344	8,674	20,093	163,594

Income (loss) before income tax expense	63,281	7,530	70,811	29,876	9,691	27,736	67,303	138,114
Income tax expense (benefit)	13,247	1,697	14,944	6,494	2,109	6,071	14,674	29,618

Net income (loss)	$50,034	$5,833	$55,867	$23,382	$7,582	$21,665	$52,629	$108,496

Period-end assets	$5,952,561	$610,155	$6,562,716	$22,673	$310,220	$119,310	$452,203	$7,014,919

Period-end loans	$4,558,306	$609,826	5,168,132	$292	$—	$112,950	$113,242	$5,281,374

Period-end deposits	$4,909,513	$36,568	$4,946,081	$22,612	$310,220	$59,432	$392,264	$5,338,345

Net interest margin	3.84%	2.60%	3.73%	NM	4.31%	NM	NM	5.18%

Net-revenue concentration*	63%	3%	66%	15%	4%	15%	34%	100%

	Nine Months Ended September 30, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$149,197	$8,751	$157,948	$32,173	$9,221	$37,418	$78,812	$236,760

Provision for expected credit loss expense	2,762	639	3,401	22,282	—	15,742	38,024	41,425

Net refund transfer fees	—	—	—	15,213	—	—	15,213	15,213
Mortgage banking income	3,984	—	3,984	—	—	—	—	3,984
Program fees	—	—	—	—	2,319	11,220	13,539	13,539
Other noninterest income (1)	25,437	42	25,479	165	149	3	317	25,796
Total noninterest income	29,421	42	29,463	15,378	2,468	11,223	29,069	58,532

Salaries and employee benefits	73,831	2,130	75,961	6,015	2,382	3,293	11,690	87,651
Technology, Equipment, and Communication	19,289	108	19,397	298	4	2,675	2,977	22,374
Occupancy	10,072	81	10,153	260	21	21	302	10,455
Marketing and development	2,084	—	2,084	299	30	4,199	4,528	6,612
Other noninterest expense (2)	19,096	375	19,471	1,915	482	254	2,651	22,122
Total noninterest expense	124,372	2,694	127,066	8,787	2,919	10,442	22,148	149,214

Income before income tax expense	51,484	5,460	56,944	16,482	8,770	22,457	47,709	104,653
Income tax expense	10,417	1,231	11,648	3,699	1,930	5,021	10,650	22,298

Net income	$41,067	$4,229	$45,296	$12,783	$6,840	$17,436	$37,059	$82,355

Period-end assets	$5,559,357	$595,624	$6,154,981	$26,503	$367,857	$143,129	$537,489	$6,692,470

Period-end loans	$4,566,896	$595,163	$5,162,059	$302	$—	$134,556	$134,858	$5,296,917

Period-end deposits	$4,616,573	$37,015	$4,653,588	$26,412	$367,432	$54,264	$448,108	$5,101,696

Net interest margin	3.49%	2.64%	3.43%	NM	5.01%	NM	NM	4.92%

Net-revenue concentration*	61%	3%	64%	16%	4%	16%	36%	100%

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

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		September 30, 2025		December 31, 2024
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$91,469	$42,743	$72,415	$54,797
Life-to-date amortization		(28,308)	NA	(21,899)	NA
Low-income housing tax credit - Net		$63,161	$42,743	$50,516	$54,797
(1)	All obligations will be paid by the Company by December 31, 2038.
(2)	All obligations will be paid by the Company by December 31, 2039.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands)	2025	2024	2025	2024

Amortization expense	$2,097	$1,616	$6,409	$4,795
Tax credits recognized	(3,117)	(2,363)	(9,095)	(7,215)

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

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the statement. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or other similar expressions. These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about the industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond Management’s control.

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

There is no assurance that any list of risks and uncertainties or risk factors is complete. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

●	litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
●	long-term and short-term interest rate fluctuations and the overall shape of the U.S. Treasury yield curve, as well as the corresponding impact on the Company’s net interest income and mortgage banking operations;
●	the magnitude and frequency of changes to the FFTR implemented by the FOMC of the FRB;
●	changes in fiscal, monetary, and/or regulatory policies;
●	changes in tax policies including, but not limited to, changes in federal and state statutory rates;
●	behavior of securities and capital markets, including changes in interest rates, market volatility and liquidity;
●	ability to effectively manage capital and liquidity;
●	accuracy of assumptions and estimates used in establishing the ACLL, ACLC, credit exposures and other estimates;
●	changes in the credit quality of the Company’s customers and counterparties, deteriorating asset quality and charge-off levels;
●	impairment of investment securities, goodwill, MSR’s, other intangible assets and/or DTA’s;
●	competitive product and pricing pressures in each of the Company’s five reportable segments;
●	projections of revenue, expenses, capital expenditures, losses, EPS, dividends, capital structure, etc.;
●	integration of acquired financial institutions, businesses, or future acquisitions;
●	changes in technology instituted by the Company, its counterparties, or competitors;
●	changes to or the effectiveness of the Company’s overall internal control environment;
●	adequacy of the Company’s risk management framework, disclosure controls and procedures and internal control over financial reporting;
●	changes in applicable ASUs, including the introduction of new ASUs;
●	changes in investor sentiment or behavior;
●	changes in consumer/business spending or savings behavior;
●	ability to appropriately address social, environmental and sustainability concerns that may arise from business activities;

●	occurrence of natural or human-caused disasters or calamities, including health emergencies, the spread of infectious diseases, pandemics or outbreaks of hostilities, and the Company’s ability to deal effectively with disruptions caused by the foregoing;
●	ability to maintain the security of the Company’s financial, accounting, technology, data processing and other operational systems and facilities;
●	ability to withstand disruptions that may be caused by any failure of the Company’s operational systems or those of third- parties;
●	the Company’s ability to effectively defend itself against cyberattacks or other attempts by unauthorized parties to access information of its vendors, or its customers or to disrupt systems;
●	the Company’s ability to qualify for future research and development federal tax credits;
●	the ability for Tax Providers to successfully market and realize the expected ERA/RA and RT volume anticipated by TRS;
●	an ineffective risk management framework;
●	disruption of the U.S. and global financial system and markets, including ongoing volatility in the capital and bond markets and the impact of inflation, tariffs, and a potential global economic downturn or recession;
●	changes in, or forecasts of, future political and economic conditions, inflation or recession and efforts to control related developments;
●	ability to effectively navigate an economic slowdown or other economic or market disruptions;
●	the Company’s exposure to a wide range of climate-related physical risks across different geographical areas;
●	severe weather, natural disasters, including earthquakes, floods, droughts, and fires, including direct and indirect costs and impacts on the Company’s clients
●	the ability for the Company to achieve its projected savings from a new core system contract;
●	the ability of the Company to achieve savings from its new call center management system;
●	the ability of RPS’ largest segment marketer-servicer to meet minimum contractual average deposit thresholds to earn revenue share payments;
●	the overall future impact of the non-renewal of the Company’s contract with its largest marketer-servicer within TRS;
●	the Company’s ability to replace ERA/RA and RT volume and revenue related to the above contract non-renewal; and
●	other risks and uncertainties reported from time to time in the Company’s filings with the SEC, including Part 1 Item 1A “Risk Factors.” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, and Part II Item 1A “Risk Factors” of the current filing.

ACCOUNTING STANDARDS UPDATE

For disclosure regarding the impact to the Company’s financial statements of ASUs, see the Footnote titled, “Basis of Presentation and Summary of Significant Accounting Policies” of Part I Item 1 “Financial Statements.”

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

ACLL and Provision — As of September 30, 2025, the Bank maintains an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board of Directors quarterly.

Management’s evaluation of the appropriateness of the ACLL is often the most critical accounting estimate for a financial institution, as the ACLL requires significant reliance on the use of estimates and significant judgment as to the reliance on historical loss rates, consideration of quantitative and qualitative economic factors, and the reliance on a reasonable and supportable forecast.

Within the ACLL model, the Company utilizes a static pool method. This method analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. For its CRE loan pool, the Company employs a one-year forecast of general CRE values.

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

During the first quarter of 2025, the Company further segmented its CRE portfolio into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family. The Multi-family portfolio consists of properties with five or more dwelling units in structures (including apartment buildings) used primarily to accommodate households on a more-or-less permanent basis. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL in the future. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

During the second quarter of 2025, the Company implemented a minimum loan balance threshold, as a practical expedient, for assessing individual loans for impairment. This threshold applies to loans with a risk rating of Special Mention or worse. The application of this new practical expedient resulted in a $518,000 net credit adjustment to the Provision during the second quarter of 2025.

BUSINESS SEGMENT COMPOSITION

As of September 30, 2025, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

The Traditional Banking segment, which also includes the results of the former mortgage banking segment, provides traditional banking products primarily to customers in the Company’s market footprint ,with all products and services generally offered under the Company’s traditional RB&T brand. As of September 30, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Bank lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family residential real estate loans and HELOCs. In addition, the Bank originates HEALs through its retail banking centers. Such loans are generally collateralized by owner-occupied, residential real estate properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through its Consumer Direct channel are generally secured by owner-occupied collateral located outside of the Bank’s market footprint.

During 2023, the Bank purchased a block of single-family, first-lien residential real estate loans for investment through its Correspondent Lending Channel, with these loans secured by owner-occupied collateral generally located outside of the Bank’s market footprint. During the first quarter of 2024, Management elected to sell $67 million of this portfolio, with the sale completed during the second quarter of the same year.

The Bank offers single-family, first-lien residential real estate ARMs with interest rate adjustments tied to various market indices with specified minimum and maximum adjustments. The Bank generally charges a premium interest rate for its ARMs if the property is nonowner-occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual or semi-annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to ten years, with demand dependent upon market conditions. While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on first-lien mortgage loans.

Single-family, first-lien residential real estate loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSR’s attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSR’s, are included as a component of the Company’s Traditional Banking segment, as discussed elsewhere in this filing. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat NIM compression. Any such loans retained on the Company’s balance sheet would be reported as a component of the Traditional Banking segment.

As part of the sale of loans with servicing retained, the Bank records MSR’s. MSR’s represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSR’s are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of noninterest income under “mortgage banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSR’s to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSR’s is initially amortized in proportion to and over the estimated period of net servicing income. MSR amortization is recorded as a reduction to net servicing income, a component of “mortgage banking income.”

With the assistance of an independent third-party, the MSR’s asset is reviewed at least quarterly for impairment based on the fair value of the MSR’s using groupings of the underlying loans based on predominant risk characteristics. Any impairment of a grouping is reported as a valuation allowance. A primary factor influencing the fair value is the estimated remaining life of the underlying loans serviced which is significantly influenced by market interest rates. During a period of declining interest rates, the fair value of the MSR’s is expected to decline due to increased anticipated prepayment speeds within the portfolio. Alternatively, during a period of rising interest rates, the fair value of MSR’s would be expected to increase as prepayment speeds on the underlying loans would be expected to decline.

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

C&I loans typically include those secured by general business assets, which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor. Credit facilities include annually renewable LOCs and term loans with maturities typically ranging from three to five years and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based upon the borrower’s capacity to repay these loans from operating cash flows, typically measured by EBITDA (earnings before interest, taxes, depreciation, and amortization), with capital strength, collateral, and management experience also important underwriting considerations. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $35 million targeted by the Corporate Banking group.

CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of commercial use property. The CRE Banking group, which launched in 2022, focuses on large CRE projects, typically in amounts from $5 million to $25 million. Borrowers are generally single-asset entities and the underlying collateral is nonowner-occupied. Primary underwriting considerations are cash flow projections (current and historical), financial capacity of sponsors, and collateral value financed. Fixed rate financing and reciprocal interest rate swaps are used as well. Given the size of these credits, the Bank generally seeks established, well-known borrowers and projects with low credit risk.

The Commercial Banking group focuses on small and medium sized C&I and CRE Owner-occupied opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are cash flow projections (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

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

The Bank is an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. The Bank makes loans to borrowers generally up to $3 million under both the SBA “7A Program” and the “504 Program” for CRE Owner-occupied opportunities. The Bank utilizes these programs to reduce credit risk exposure.

Construction & Land Development Lending — The Bank originates business loans for the construction of both single-family, residential properties and commercial properties (apartment complexes, shopping centers and office buildings) to borrowers primarily located within the Bank’s market footprint or in an adjoining market. While not a major focus for the Bank, the Bank may originate loans for the acquisition and development of residential or commercial land into buildable lots.

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

Correspondent Lending — During 2014, 2015 and 2023, the Bank purchased select blocks of single family, first-lien mortgage loans for investment from Warehouse Lending clients through its Correspondent Lending channel. These loans were purchased at a premium that is amortized into interest income over the expected life of the loan utilizing the level-yield. Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. During the first quarter of 2024, Management elected to sell $67 million of the loans purchased in 2023 and the sale was completed during the second quarter of 2024.

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

Correspondent Lending — During 2014, 2015 and 2023, the Bank purchased select blocks of single family, first-lien mortgage loans for investment from Warehouse Lending clients through its Correspondent Lending channel. These loans were purchased at a premium that is amortized into interest income over the expected life of the loan utilizing the level-yield. Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint. During the first quarter of 2024, Management elected to sell $67 million of the loans purchased in 2023 and the sale was completed during the second quarter of 2024.

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

See additional detail regarding the Traditional Banking segment under the Footnote titled, “Segment Information” of Part I Item 1 “Financial Statements.”

(II)Warehouse Lending segment

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

See additional detail regarding the Warehouse Lending segment under the Footnote titled, “Segment Information” of Part I Item 1 “Financial Statements.”

Republic Processing Group

(III) Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank RTs, RAs and ERAs, collectively, the “Tax Providers”). The majority of the business generated by the TRS business occurs during the first half of each year. During the second half of each year, TRS generates limited revenue and incurs costs preparing for the next year’s tax season. During December 2024 and 2023, TRS originated ERAs related to tax returns that were anticipated to be filed during the first quarter of the following tax filing season.

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program, with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfilment of RT contracts are generally expensed during the first half of each year. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

The RA product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024 and 2025 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

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

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for the 2025 Tax Season;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees paid for ERAs/RAs, as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 tax filing season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on ERAs/RAs are estimated when advances are made. Unpaid ERAs/RAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, as of June 30, 2025, RAs that were subject to Tax Provider loan loss guarantees were charged-off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Corresponding receivables are settled during the third quarter of each year. RAs collected during the second half of each year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

Related to the overall credit losses on ERAs/RAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a year could be higher than management’s predictions if tax refund payment patterns change materially between years.

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the ERA/RA product parameters. Changes in product parameters do not ensure positive results and could have an overall material negative impact on the performance of all ERA/RA product offerings and therefore on the Company’s financial condition and results of operations.

See additional detail regarding the ERA/RA product under the Footnotes titled “Loans and Allowance for Credit Losses on Loans” and “Segment Information” of Part I Item 1 “Financial Statements.”

(IV)Republic Payment Solutions segment

The RPS segment offers a range of payment-related products and services to consumers through third-party service providers. Through the Bank, the RPS segment offers both (1) issuing solutions and (2) money movement capabilities.

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional point of sale purchasing, automated teller machine withdrawals and direct deposit;

●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional point of sale purchasing, automated teller machine withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through the Bank, the RPS segment participates in traditional money movement solutions including ACH transactions, wire transfer, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company has not shared interest income revenue with its largest prepaid marketer-servicer for the three and nine months ended September 30, 2025, as minimum deposit balance thresholds were not met.

See additional detail regarding the RPS segment under the Footnote titled, “Segment Information” of Part I Item 1 “Financial Statements.”

(V)	Republic Credit Solutions segment

Through the Bank, the RCS segment offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Ordinary gains or losses on the sale of RCS products are reported as a component of “Program fees.” Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for RCS’s (1) LOC products, (2) Installment loan product and (3) Healthcare receivables products.

LOC Products:

Through the Bank, RCS uses third-party service providers to originate two LOC products to generally subprime or near-prime borrowers. in multiple states. Elastic Marketing, LLC and Elevate Decision Sciences, LLC are third-party service providers for the LOC I product and are subject to the Bank’s oversight and supervision. Together, these companies provide certain marketing, servicing, technology, and support services, while a separate third-party provides customer support, servicing, and other services on the Bank’s behalf. The Bank is the lender for this product and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of the product.

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

Installment Loan Product:

Through RCS, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loan product. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

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

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment product are reported as noninterest income under “Program fees.”

See additional detail regarding the RCS segment under the Footnote titled, “Segment Information” of Part I Item 1 “Financial Statements.”

RECENT DEVELOPMENTS

The One Big Beautiful Bill Act

On July 4, 2025, new tax legislation referred to as the One Big Beautiful Bill Act was enacted into law by the federal government. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on the Company’s income tax expense. The retroactive extension of bonus depreciation and the repeal requiring the capitalization of research and development expenditures has afforded the Company additional income tax deductions for 2025, reducing the anticipated income taxes payable for 2025.

Expiration of Largest TRS Tax Provider Contract

As previously disclosed, the Company’s largest Tax Provider contract within TRS in terms of product volume expired in October 2025 and the Company did not enter into a new contract with this Tax Provider to replace its existing contract. In total, the Company estimates that this Tax Provider will represent approximately $6 million of TRS segment pre-tax net income over the 12 month period from December 1, 2024, through November 30, 2025.

All ERAs/RAs originated through TRS occur during the three month period of December through February each year. ERAs/ RAs originated through this Tax Provider represented approximately 63% of the total dollars of ERAs/RAs originated through TRS from December 2024 through February 2025. As a result of these originations, ERA/RA fee income reported in interest income on loans related to this Tax Provider represented 63%, 49% and 89% of the total ERA/RA fee income reported for TRS during the second quarter of 2025, the first six months of 2025, and the fourth quarter of 2024. In addition, Provision expense for ERAs/RAs originated through this Tax Provider represented 72%, 56% and 96% of the total Provision reported for TRS during the second quarter of 2025, the first six months of 2025, and the fourth quarter of 2024. Provision for the second quarter of 2025 was a net credit for both TRS, as a whole, and for ERAs/RAs originated through this Tax Provider.

Net RT revenue generated through this Tax Provider during the second quarter and first six months of 2025 represented approximately 6% and 20% of total net RT revenue generated through TRS for the respective periods. Net RT revenue during the fourth quarter of 2024 was nominal.

OVERVIEW (Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024)

Total Company net income for the third quarter of 2025 was $29.7 million, an increase of $3.2 million, or 12%, over the same period in 2024. Diluted EPS increased 11% to $1.52 for the third quarter of 2025 compared to $1.37 for the same period in 2024.

The following were the most significant components comprising the total Company’s net income fluctuation by reportable segment:

Traditional Banking segment

●	Net income increased $2.3 million, or 15%, from the third quarter of 2024 to the third quarter of 2025.

●	Net interest income increased $6.4 million, or 13%, from the third quarter of 2024 to the third quarter of 2025.

●	Provision was a net credit of $325,000 for the third quarter of 2025 compared to a net charge of $1.5 million for the same period in 2024.

●	As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of September 30, 2025, compared to 1.31% as of December 31, 2024 and 1.30% as of September 30, 2024.

●	Noninterest income decreased $576,000, or 5%, from the third quarter of 2024 to the third quarter of 2025.

●	Noninterest expense increased $4.9 million, or 12%, from the third quarter of 2024 to the third quarter of 2025.

Warehouse Lending segment

●	Net income increased $344,000, or 17%, from the third quarter of 2024 to the third quarter of 2025.

●	Net interest income increased $225,000, or 6%, from the third quarter of 2024 to the third quarter of 2025.

●	Provision was a net credit of $154,000 for the third quarter of 2025 compared to a net charge of $116,000 for the same period in 2024.

●	Average committed Warehouse lines of credit increased to $1.06 billion for the third quarter of 2025 from $940 million for the third quarter of 2024.

●	Average LOC usage was 54% during the third quarter of 2025 compared to 56% during the same period in 2024.

Tax Refund Solutions segment

●	Net income decreased $460,000 from the third quarter of 2024 to the third quarter of 2025.

●	Net interest income decreased $160,000 from the third quarter of 2024 to the third quarter of 2025.

●	Provision was net credit of $1.5 million during the third quarter of 2025 compared to a net credit of $2.3 million for the same period in 2024.

●	Noninterest income increased $546,000 from the third quarter of 2024 to the third quarter of 2025.

●	Noninterest expense was $2.3 million for both the third quarters of 2025 and 2024.

Republic Payment Solutions segment

●	Net income increased $72,000 from the third quarter of 2024 to the third quarter of 2025.

●	Net interest income increased $410,000 from the third quarter of 2024 to the third quarter of 2025.

●	Noninterest income was $782,000 for the third quarter of 2025 compared to $933,000 for the third quarter of 2024.

●	Noninterest expense was $1.1 million for the third quarter of 2025 compared to $947,000 for the third quarter of 2024.

Republic Credit Solutions segment

●	Net income increased $936,000, or 15%, from the third quarter of 2024 to the third quarter of 2025.

●	Net interest income decreased $1.2 million, or 9%, from the third quarter of 2024 to the third quarter of 2025.

●	Provision was a net charge of $4.0 million during the third quarter of 2025 compared to a net charge of $6.4 million for the same period in 2024.

●	Noninterest income decreased $69,000, or 2%, from the third quarter of 2024 to the third quarter of 2025.

●	Noninterest expense was $3.2 million for the third quarter of 2025 compared to $3.3 million for the same period in 2024.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024)

Net Interest Income

See the section titled “Asset/Liability Management and Market Risk” in this section of the document regarding the Bank’s interest rate sensitivity.

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

On September 18, 2025, the FRB lowered the FFTR by 25 basis points bringing the FFTR to 4.25% as of September 30, 2025. Prior to this, the FFTR was lowered 50 basis points in late September 2024, and an additional 25 basis points in both November and December of the same year. Since April 2025, when the President proposed the implementation of broad-based sweeping tariffs against many of the U.S.’s global trading partners, there have been numerous policy changes and events that have triggered ongoing financial volatility, including the recent shutdown of the federal government. While the FRB is currently maintaining the FFTR at a range of 4.00% to 4.25%, recent FOMC commentary has indicated additional possible rate cuts in the fourth quarter of 2025.

Total Company net interest income was $77.0 million during the third quarter of 2025 compared to $71.3 million during the third quarter of 2024, representing a $5.7 million or 8% increase. Total Company NIM increased 16 basis points to 4.65% during the third quarter of 2025 compared to 4.49% during the third quarter of 2024.

The following were the most significant components comprising the total Company’s net interest income and NIM fluctuations by reportable segment:

Traditional Banking segment

Traditional Bank net interest income was $57.4 million for the third quarter of 2025, a $6.4 million, or 13%, increase from $51.0 million achieved during the third quarter of 2024. The increase in net interest income was primarily driven by period-over-period growth in average interest-earning assets and NIM expansion.

Traditional Bank NIM increased from 3.61% during the third quarter of 2024 to 3.89% during the third quarter of 2025, consistent with the slight rise in its interest-earning asset yields and significant decrease in cost of funds.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the third quarter of 2024 and the third quarter of 2025 were as follows:

●	Traditional Bank average loans declined $9 million, or less than 1%, from $4.58 billion with a weighted-average yield of 5.63% during the third quarter of 2024 to $4.57 billion with a weighted-average yield of 5.71% during the third quarter of 2025. The increased period-over-period yield on loans was primarily driven by the replacement of lower yielding loans in the portfolio through principal amortization and payoffs with new originations with higher yields. For additional discussion of the stricter pricing strategy for new loan originations, see the section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $477 million with a weighted-average yield of 4.40% during the third quarter of 2025 compared to $458 million with a weighted-average yield of 5.36% for the third quarter of 2024. The growth in average interest earning cash balances was primarily driven by excess funds from interest-bearing deposit growth. The lower yield on cash for the third quarter of 2025 was driven by the 125 basis point decrease in the FFTR over the past 12 months as discussed above.

●	Average investments totaled $806 million with a weighted-average yield of 4.07% during the third quarter of 2025, compared to $593 million with a weighted-average yield of 3.20% during the third quarter of 2024. The increased period-over-period yield on investments was primarily driven by the more favorable yield curve and strategic redeployment of cash from maturing investments into longer-term investment securities that provided more attractive yields than overnight interest-earning cash options.

●	The weighted-average cost of total interest-bearing deposits decreased from 2.77% during the third quarter of 2024 to 2.32% for the third quarter of 2025, while average interest-bearing deposit balances grew $260 million, or 7%, for the same periods. Included within this growth in interest-bearing deposits was a $277 million increase in the average balances for business and consumer money market accounts, which generally pay premium rates, and a $73 million increase in average time deposits. The increase in average money market and time balances was partially offset by a $74 million decrease in average transaction accounts and a $38 million decrease in the average balance of third-party listing service deposits. In addition, the Company obtained a $131 million brokered CD during April 2025 that matured in July.

●	Average FHLB advances decreased from $388 million for the third quarter of 2024 to $372 million for the third quarter of 2025, while the weighted-average cost of these borrowings decreased from 4.41% to 4.33% for the same time periods. The decrease in the overall weighted-average cost of FHLB advances resulted primarily from previous term extension strategies implemented in 2024 to take advantage of the then-inverted yield curve.

●	Average noninterest-bearing deposits decreased $32 million, or 3%, from the third quarter of 2024 to the third quarter of 2025. The decline in noninterest-bearing deposits is an on-going trend for banks, in general, dating back to the fourth quarter of 2022, as the overall interest rate environment highlighted by the then-inverted yield curve, combined with the competition for deposits, continues to make premium-rate, interest-bearing checking and savings deposits a more attractive alternative for consumer and business clients.

Management believes that continued reductions to the FFTR will likely not benefit the Traditional Bank’s net interest income and NIM. The amount of such impact to the Traditional Bank’s net interest income and NIM resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

Warehouse Lending segment

Warehouse Lending net interest income increased $225,000, or 6%, from the third quarter of 2024 to the third quarter of 2025, as total interest income decreased $493,000, or 5%, and total interest expense decreased $718,000, or 10%. While Warehouse NIM and loan yields declined 8 basis points and 102 basis points, respectively, during the third quarter of 2024 compared to the same period in 2025, average outstanding balances grew $47 million, or 9%. Average committed Warehouse lines of credit increased from $940 million for the third quarter of 2024 to $1.06 billion for the third quarter 2025 and average LOC usage fluctuated from 56% to 54% during the same periods.

Because consumer mortgage demand drives the usage of Warehouse LOCs, overall LOC usage for the Warehouse segment has historically been sensitive to changes in interest rates on the long-end of the yield curve. As a result, a decreasing interest rate environment for the long-end of the yield curve could positively impact Warehouse demand if the long-term interest rate declines are substantial. Alternatively, if interest rates only decline on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division increased $410,000, or 15%, from the third quarter of 2024 to the third quarter of 2025. Driving this increase at RPS was a reduction in the segment’s revenue share component, as its largest marketer-servicer did not achieve the minimal contractual thresholds for average deposit balances in order to earn a revenue share for the third quarter of 2025. By contrast, this revenue share totaled $1.3 million during the third quarter of 2024 and was recorded as interest expense in the segment’s income statement. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

Partially offsetting the positive benefit of the decreased revenue share, RPS earned a lower yield of 4.06% for its $324 million average of prepaid program balances for the third quarter of 2025 compared to a yield of 4.91% for the $351 million in average prepaid card balances for the third quarter of 2024. The lower earnings rate was primarily driven by a decrease in the FFTR of 125 basis points over the past 12 months.

Historically, overall customer prepaid card demand has not been interest rate sensitive, and therefore management does not believe a changing interest rate environment would impact origination volume for these products. A declining interest rate environment, however, would likely negatively impact the Company’s internal FTP credit allocated to this segment more than it would impact any revenue share the Company pays, decreasing the segment's NIM. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume.

Republic Credit Solutions segment

RCS’s net interest income decreased $1.2 million, or 9%, from the third quarter of 2024 to the third quarter of 2025. The decline in net interest income was primarily driven by the period-to-period decrease in average outstanding loan balances related to the LOC II product and hospital receivable programs.

Historically, overall customer demand for RCS consumer loan products has not been interest rate sensitive, and therefore management does not believe a changing interest rate environment would materially impact origination volume for these products. A declining interest rate environment, however, would likely positively impact the Company’s internal FTP cost allocated to this segment, increasing the segments NIM. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$476,681	$5,292	4.40%	$457,797	$6,172	5.36%
Investment securities, including FHLB stock (a)	806,304	8,272	4.07	593,449	4,780	3.20
RCS LOC products (b)	45,764	12,123	105.10	46,805	12,935	109.94
Other RPG loans	90,362	1,591	6.99	106,634	2,133	7.96
Outstanding Warehouse lines of credit	575,273	10,180	7.02	528,363	10,672	8.04
Traditional Bank loans (c)	4,569,970	65,781	5.71	4,579,371	64,854	5.63
Total loans (d)	5,281,369	89,675	6.74	5,261,173	90,594	6.85

Total interest-earning assets	6,564,354	103,239	6.24	6,312,419	101,546	6.40

Allowance for credit losses	(81,196)			(81,567)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	82,616			82,969
Premises and equipment, net	37,557			33,319
Bank owned life insurance	109,381			105,974
Other assets (a)	279,166			258,704
Total assets	$6,991,878			$6,711,818

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,667,600	$2,600	0.62%	$1,754,355	$5,882	1.33%
Money market accounts	1,490,557	10,969	2.92	1,215,354	10,770	3.53
Time deposits	463,657	4,363	3.73	390,413	3,952	4.03
Reciprocal money market and time deposits	334,939	2,763	3.27	372,725	4,030	4.30
Brokered deposits	122,172	1,399	4.54	87,231	1,168	5.33

Total interest-bearing deposits	4,078,925	22,094	2.15	3,820,078	25,802	2.69

SSUARs and other short-term borrowings	73,135	116	0.63	73,660	141	0.76
Federal Home Loan Bank advances	372,283	4,059	4.33	387,989	4,298	4.41

Total interest-bearing liabilities	4,524,343	26,269	2.30	4,281,727	30,241	2.81

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,254,609			1,313,207
Other liabilities	131,269			140,761
Stockholders’ equity	1,081,657			976,123
Total liabilities and stockholders’ equity	$6,991,878			$6,711,818

Net interest income		$76,970			$71,305

Net interest spread			3.94%			3.59%

Net interest margin			4.65%			4.49%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for TRS Refund Advances and RCS LOC products is composed entirely of loan fees.
c)	Average balances for loans include the principal balance of nonaccrual loans and loans HFS, and are inclusive of all loan premiums, discounts, fees and costs.
d)	See Table 2 for detail of loan fees by reporting segment.

The following table illustrates loan fees recorded as interest income on loans by segment:

Table 2 — Loan Fee Income

	Three months ended September 30,
(dollars in thousands)	2025	2024

Traditional Banking	$1,393	$1,518
Warehouse Lending	364	392
Total Core Bank	1,757	1,910
TRS	17	42
RCS	12,123	12,935
Total RPG	12,140	12,977

Total loan fees - Total Company	$13,897	$14,887

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2025
	Compared to
	Three Months Ended September 30, 2024
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(880)	$248	$(1,128)
Investment securities, including FHLB stock	3,492	1,991	1,501
RCS LOC products	(812)	(286)	(526)
Other RPG loans	(542)	(305)	(237)
Outstanding Warehouse lines of credit	(492)	905	(1,397)
Traditional Bank loans	927	(135)	1,062
Net change in interest income	1,693	2,418	(725)

Interest expense:

Transaction accounts	(3,282)	(280)	(3,002)
Money market accounts	199	2,215	(2,016)
Time deposits	411	707	(296)
Reciprocal money market and time deposits	(1,267)	(382)	(885)
Brokered deposits	231	420	(189)
SSUARs and other short-term borrowings	(25)	(1)	(24)
Federal Home Loan Bank advances	(239)	(173)	(66)
Net change in interest expense	(3,972)	2,506	(6,478)

Net change in net interest income	$5,665	$(88)	$5,753

Provision

For additional discussion regarding Provision, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing.

Total Company Provision was a net charge of $2.0 million for the third quarter of 2025 compared to a net charge of $5.7 million for the same period in 2024.

The following were the most significant components comprising the total Company’s Provision fluctuation by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the third quarter of 2025 was a net credit of $325,000 compared to a net charge of $1.5 million for the third quarter of 2024.

The net credit for the third quarter of 2025 was primarily driven by the following:

●	The Traditional Bank recorded a net credit to the Provision of $325,000 during the third quarter of 2025 consistent with a $24 million decline in Traditional Bank period-end loan balances, the change in loan mix toward loans with higher formula reserve requirements, and net charge-offs of $576,000.

The net charge for the third quarter of 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net credit to the Provision of $315,000 during the third quarter of 2024 primarily related to a $22 million decline in Traditional Bank period-end loan balances for the quarter.

●	The Traditional Bank recorded $1.9 million in charge-offs related to three linked, broker-related marine loans. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery to noninterest income associated with these loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of September 30, 2025, compared to 1.31% as of December 31, 2024, and 1.30% as of September 30, 2024.

The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2025.

Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $154,000 for the third quarter of 2025 compared to a net charge of $116,000 for the same period in 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $62 million during the third quarter of 2025 compared to an increase of $46 million during the third quarter of 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2025, December 31, 2024, and September 30, 2024.

The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2025.

Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to its ERA/RA products.

TRS recorded a net credit to the Provision of $1.5 million during the third quarter of 2025 compared to a net credit of $2.3 million for the same period in 2024 related primarily to a decline in recoveries of prior period charge-offs. TRS experienced notably better paydowns of RAs during the first six months of 2025 compared to the same period in 2024 which has led to fewer recovery opportunities during the third quarter of 2025, as compared to the third quarter of 2024.

ERAs/RAs related to the first quarter 2025 tax filing season were only originated during December of 2024 and the first two months of 2025, while ERAs/RAs related to the first quarter 2024 tax filing season were only originated during December of 2023 and the first two months of 2024. As is the case each year, as of March 31st the ACLL related to ERAs/RAs represented an estimate to be finalized on June 30th when all uncollected ERAs/RAs are ultimately charged-off. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. ERAs/RAs subject to a loss guaranty arrangement that are recovered during the second half of each year are distributed to the guarantor.

The Company believes, based on information presently available, that it has adequately provided for TRS loan losses as of September 30, 2025.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segment Composition” in this section of the filing.

Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment offers prepaid and debit solutions to consumers.

Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $4.0 million during the third quarter of 2025 compared to a net charge of $6.4 million for the same period in 2024. RCS recorded net loan charge-offs of $5.1 million and $4.7 million during the third quarters of 2025 of 2024. The remainder of the Provision fluctuation was generally in-line with average outstanding balances, with higher balances in the prior year leading to higher reserve build. RCS ending loan balances decreased by $16 million during the first nine months of 2025, driven primarily by declines in the healthcare receivables programs.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.59% as of September 30, 2025, 16.30% as of December 31, 2024, and 15.70% as of September 30, 2024. The RCS segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter.

The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2025.

The following table presents net charges to the RCS Provision by product:

Table 4 — Republic Credit Solutions Provision by Product

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change

Product:
Lines of credit	$3,980	$6,351	$(2,371)	(37)%
Healthcare receivables	(11)	14	(25)	NM
Total	$3,969	$6,365	$(2,396)	(38)%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2025	2024

ACLL at beginning of period	$81,760	$80,687

Charge-offs:

Traditional Banking:
Residential real estate	(51)	(10)
Commercial & industrial	—	—
Lease financing receivables	—	(32)
Home equity	(3)	(29)
Consumer	(278)	(2,237)
Total Traditional Banking	(332)	(2,308)
Warehouse lines of credit	—	—
Total Core Banking	(332)	(2,308)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(5,504)	(5,022)
Total Republic Processing Group	(5,504)	(5,022)
Total charge-offs	(5,836)	(7,330)

Recoveries:

Traditional Banking:
Residential real estate	5	25
Commercial real estate	—	313
Commercial & industrial	—	1
Lease financing receivables	—	24
Home equity	1	10
Consumer	75	131
Total Traditional Banking	81	504
Warehouse lines of credit	—	—
Total Core Banking	81	504

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	1,454	2,311
Other TRS commercial & industrial loans	14	—
Republic Credit Solutions	369	327
Total Republic Processing Group	1,837	2,638

Total recoveries	1,918	3,142

Net loan recoveries (charge-offs)	(3,918)	(4,188)

Provision - Core Bank Loans	(479)	1,604
Provision - RPG Loans	2,502	4,055
Total Provision for All Loans	2,023	5,659
ACLL at end of period	$79,865	$82,158

Credit Quality Ratios - Total Company:

ACLL to total loans	1.51%	1.55%
ACLL to nonperforming loans	368	420
Net loan charge-offs (recoveries) to average loans	0.29	0.32

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	1.18%
ACLL to nonperforming loans	278	315
Net loan charge-offs (recoveries) to average loans	0.02	0.14

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	September 30,
	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	0.02%	(0.01)%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	—	0.04
Aircraft	—	—
Home equity	—	0.02
Consumer:
Credit cards	0.68	0.24
Overdrafts	74.02	80.85
Automobile loans	7.32	(9.87)
Other consumer	—	72.14
Total Traditional Banking	0.02	0.16
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.14

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	16.93	3.40
Total Republic Processing Group	10.69	1.73
Total	0.29%	0.32%

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

Total Company’s net charge-offs to average total Company loans decreased from 0.32% during the third quarter of 2024 to 0.29% during the third quarter of 2025, with net charge-offs decreasing $270,000, or 6%, and average total Company loans increasing $252 million, or 4%.

During the third quarter of 2024, the Traditional Bank recorded $1.9 million in charge-offs related to three linked, broker-related marine loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery to noninterest income associated with these loans.

Noninterest Income

Total Company noninterest income decreased $245,000, or 1%, during the third quarter of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s net interest income fluctuation by reportable segment:

Traditional Banking segment

Traditional Banking’s noninterest income decreased $576,000, or 5%, from the third quarter of 2024 compared to the third quarter of 2025.

Other noninterest income decreased $481,000 from the third quarter of 2024 to the third quarter of 2025. During the third quarter of 2024, the Company recorded $610,000 of annual card volume incentives, while the 2025 annual incentives, which totaled $781,000, were not received and recorded until October 2025.

The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the three months ended September 30, 2025, and 2024 were $1.8 million and $2.0 million. The total daily overdraft charges, net of refunds, included in interest income for the three months ended September 30, 2025, and 2024 were $312,000 and $328,000.

Tax Refund Solutions segment

TRS’s noninterest income increased $546,000, or 90%, from $609,000 for the third quarter of 2024 to $1.2 million for the third quarter of 2025, led primarily by a $535,000 increase in Net RT fees associated with final TRS rebate calculations.

Noninterest Expense

Total Company noninterest expense increased $5.1 million, or 11%, during the third quarter of 2025 compared to the same period in 2024. The following were the most significant components comprising the total Company’s net interest expense fluctuation by reportable segment:

Traditional Banking segment

Traditional Banking noninterest expense increased $4.9 million, or 12%, for the third quarter of 2025 compared to the same period in 2024, primarily driven by the following:

●	Salaries and employee benefits increased by a combined $1.9 million, or 8%, driven primarily by a $737,000 increase in health insurance claims and a $559,000 increase in estimated bonus-related expenses. The larger estimated bonus-related expenses for the third quarter of 2025 were due to a larger expected bonus payout for 2025 based on the Company’s strong operating results through the first nine months of the year.

●	Technology, equipment and communication expenses increased $1.1 million, or 18%, over the third quarter of 2024. The increase was driven primarily by expanded data storage, enhanced security and new ancillary systems, including additional costs resulting from the transition to a new call center management system. In addition, the Company operated on a month-to-month contract basis from July to October, as it transitioned to a new core system provider. Under the month-to-month contract terms, the Company paid a 25% premium above its previous contractual run rate. Management expects to incur a net benefit in technology costs in the future as a result of the new call center management system and core system conversion. In addition, the third quarter of 2024 included a $450,000 refund related to a contract billing dispute.

●	Marketing and development expenses increased $972,000 over the third quarter of 2024, driven primarily by the Bank’s current marketing campaigns which include a new branding initiative. Overall, Traditional Banking marketing expenses are expected to remain near current levels into the foreseeable future.

Republic Credit Solutions segment

Noninterest expense at the RCS segment decreased $95,000, or 3%, during the third quarter of 2025 compared to the same period in 2024, driven primarily by a $169,000 reduction in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

OVERVIEW (Nine months ended September 30, 2025, Compared to Nine months ended September 30, 2024)

Total Company net income for the first nine months of 2025 was $108.5 million, a $26.1 million, or 32%, increase from the same period in 2024. Diluted EPS increased 32% to $5.55 for the first nine months of 2025 compared to $4.24 for the same period in 2024.

The following were the most significant components comprising the total Company’s net income fluctuation by reportable segment:

Traditional Banking segment

●	Net income increased $9.0 million, or 22%, for the first nine months of 2025 compared to the same period in 2024.

●	Net interest income increased $17.9 million, or 12%, for the first nine months of 2025 compared to the same period in 2024.

●	Provision was a net credit of $577,000 for the first nine months of 2025 compared to a net charge of $2.8 million for the same period in 2024.

●	As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of September 30, 2025, compared to 1.31% as of December 31, 2024 and 1.30% as of September 30, 2024.

●	Noninterest income increased $6.9 million, or 23%, for the first nine months of 2025 compared to the same period in 2024.

●	Noninterest expense increased $16.4 million, or 13%, for the first nine months of 2025 compared to the same period in 2024.

●	Total Traditional Bank loans outstanding declined $11 million during the first nine months of 2025.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.47% as of September 30, 2025, compared to 0.50% as of December 31, 2024 and 0.42% as of September 30, 2024.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.23% as of September 30, 2025, compared to 0.22% as of December 31, 2024 and 0.22% as of September 30, 2024.

●	Total Traditional Bank deposits increased $337 million, or 7%, from December 31, 2024, to $4.91 billion as of September 30, 2025.

Warehouse Lending segment

●	Net income increased $1.6 million, or 38%, for the first nine months of 2025 compared to the same period in 2024.

●	Net interest income increased $1.6 million, or 19%, for the first nine months of 2025 compared to the same period in 2024.

●	Provision was a net charge of $148,000 for the first nine months of 2025 compared to a net charge of $639,000 for the same period in 2024.

●	Average committed Warehouse lines of credit increased to $1.01 billion for the first nine months of 2025 from $936 million for first nine months of 2024.

●	Average LOC usage increased to 53% during the first nine months of 2025 compared to 47% during the same period in 2024.

Tax Refund Solutions segment

●	Net income increased $10.6 million, or 83%, for the first nine months of 2025 compared to the same period in 2024.

●	Net interest income decreased $2.0 million, or 6%, for the first nine months of 2025 compared to the same period in 2024.

●	Total ERA/RA origination volume for the 2025 tax filing season totaled $802 million, representing a $72 million, or 8%, decline from $874 million originated for the 2024 tax filing season.

o	RA origination volume totaled $663 million during the first nine months of 2025 compared to $771 million for the first nine months of 2024. Originations for both periods occurred during the first quarter.

o	ERA origination volume totaled $139 million during the fourth quarter of 2024 related to the anticipated filing of tax returns for the upcoming first quarter 2025 tax filing season compared to $103 million during the fourth quarter of 2023 related to the anticipated filing of tax returns for the first quarter of 2024.

●	Provision was a net charge of $10.0 million during the first nine months of 2025 compared to a net charge of $22.3 million for the same period in 2024.

●	Noninterest income increased $2.4 million, or 16%, for the first nine months of 2025 compared to the same period in 2024.

●	Within noninterest income, net RT revenue increased $2.4 million, or 16% for the first nine months of 2025 compared to the same period in 2024.

●	Noninterest expense totaled $8.1 million for the first nine months of 2025 compared to $8.8 million for the same period in 2024.

Republic Payment Solutions segment

●	Net income increased $742,000, or 11%, for the first nine months of 2025 compared to the same period in 2024.

●	Net interest income increased $1.5 million, or 17%, for the first nine months of 2025 compared to the same period in 2024.

●	Noninterest income was $2.3 million for the first nine months of 2025 compared to $2.5 million for the first nine months of 2024.

●	Noninterest expense totaled $3.3 million for the first nine months of 2025 compared to $2.9 million for the first nine months of 2024.

Republic Credit Solutions segment

●	Net income increased $4.2 million, or 24%, for the first nine months of 2025 compared to the same period in 2024.

●	Net interest income increased $31,000 for the first nine months of 2025 compared to the same period in 2024.

●	Provision was a net charge of $11.9 million during the first nine months of 2025 compared to a net charge of $15.7 million for the same period in 2024.

●	Noninterest income decreased $343,000, or 3%, from the first nine months of 2024 to the first nine months of 2025.

●	Noninterest expense totaled $8.7 million for the first nine months of 2025 compared to $10.4 million for the same period in 2024.

●	Nonperforming loans to total loans for the RCS segment was 0.12% as of September 30, 2025, compared to 0.11% as of December 31, 2024 and 0.12% at September 30, 2024.

●	Delinquent loans to total loans for the RCS segment was 7.69% as of September 30, 2025, compared to 8.00% as of December 31, 2024 and 8.10% at September 30, 2024.

RESULTS OF OPERATIONS (Nine months ended September 30, 2025, Compared to Nine months ended September 30, 2024)

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

On September 18, 2025, the FRB lowered the FFTR by 25 basis points bringing the FFTR to 4.25% as of September 30, 2025. Prior to this, the FFTR was lowered 50 basis points in late September 2024, and an additional 25 basis points in both November and December of the same year. Since April 2025, when the President proposed the implementation of broad-based sweeping tariffs against many of the U.S.’s global trading partners, there have been numerous policy changes and events that have triggered ongoing financial volatility, including the recent shutdown of the Federal government. While the FRB is currently maintaining the FFTR at a range of 4.00% to 4.25%, recent FOMC commentary has indicated additional possible rate cuts in the fourth quarter of 2025.

Total Company net interest income was $255.9 million during the first nine months of 2025 and represented an increase of $19.1 million, or 8%, from the first nine months of 2024. NIM increased to 5.18% during the first nine months of 2025 from 4.92% for the first nine months of 2024.

The following were the most significant components comprising the total Company’s net interest income and NIM fluctuations by reportable segment:

Traditional Banking segment

Traditional Bank net interest income was $167.1 million for the first nine months of 2025, a $17.9 million, or 12%, increase from $149.2 million for the first nine months of 2024. The increase in net interest income was primarily driven by period-over-period growth in average interest-earning assets and NIM expansion.

Traditional Bank NIM increased from 3.49% during the first nine months of 2024 to 3.84% for the first nine months of 2025, consistent with the rise in its interest-earning asset yields and significant decrease in cost of funds.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the first nine months of 2024 and the first nine months of 2025 were as follows:

●	Traditional Bank average loans declined $35 million, or 1%, from $4.61 billion with a weighted-average yield of 5.55% during the first nine months of 2024 to $4.58 billion with a weighted-average yield of 5.67% during the first nine months of 2025. While the weighted-average yield earned on Traditional Bank loans increased 12 basis points, the average balance was impacted by the second quarter 2024 sale of $67 million in residential real estate loans that were previously held for investment. The increased period-over-period yield on loans was primarily driven by the replacement of lower yielding loans in the portfolio through principal amortization and payoffs with new originations with higher yields. For additional discussion of the stricter pricing strategy for new loan originations, see the section titled “Loan Portfolio” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

●	Average interest-earning cash, which is managed as a separate but complementary component of the Company’s overall investment portfolio, was $539 million with a weighted-average yield of 4.44% during the first nine months of 2025 compared to $435 million with a weighted-average yield of 5.46% for the first nine months of 2024. The growth in average interest-earning cash balances was primarily driven by excess funds from interest-bearing deposit growth. The lower yield on cash was driven by the 125 basis point decrease in the FFTR over the past 12 months as discussed above.

●	Average investments increased to $705 million with a weighted-average yield of 3.78% during the first nine months of 2025 from $665 million with a weighted-average yield of 3.08% for the first nine months of 2024. The increased period-over-period yield on investments was primarily driven by the more favorable yield curve and strategic redeployment of cash from maturing investments into longer-term investment securities that provided more attractive yields than overnight interest-earning cash options.

●	The weighted-average cost of total interest-bearing deposits decreased from 2.75% during the first nine months of 2024 to 2.31% for the first nine months of 2025, while average interest-bearing deposit balances grew $195 million, or 6%, for the same period. Included within this growth in interest-bearing deposits was a $276 million net increase in the average balances for business and consumer money market accounts, which generally pay premium rates, and a $57 million increase in average time deposits. The increase in average money market and time balances was partially offset by a $91 million decrease in average transaction accounts and $23 million decrease in the average balance of third-party listing service deposits. In addition, the Company obtained a $131 million brokered CD during April 2025 that matured in July.

●	Average FHLB advances increased from $410 million for the first nine months of 2024 to $420 million for the first nine months of 2025, while the weighted-average cost of these borrowings decreased from 4.61% to 4.36% for the same time periods. The decrease in the overall weighted-average cost of FHLB advances resulted primarily from previous term extension strategies implemented in 2024 to take advantage of the then-inverted yield curve.

●	Average noninterest-bearing deposits decreased $52 million, or 4%, during the first nine months of 2024 compared to the same period in 2025. The decline in noninterest-bearing deposits is an on-going trend for banks, in general, dating back to the fourth quarter of 2022, as the overall interest rate environment highlighted by the then-inverted yield curve, combined with the competition for deposits, continues to make premium-rate, interest-bearing checking and savings deposits a more attractive alternative for consumer and business clients.

Management believes that continued reductions to the FFTR will likely not benefit the Traditional Bank’s net interest income and NIM. The amount of such impact to the Traditional Bank’s net interest income and NIM resulting from the most recent change and any future changes to the FFTR will be dependent upon many factors including, but not limited to, the magnitude of the continuing shift from noninterest-bearing deposits into interest-bearing deposits, the actual steepness and shape of the yield curve, future demand for the Company’s financial products, the Company’s ability to lower its deposit costs in conjunction with, and in line with the magnitude to, the decreases to the FFTR, as well as the Company’s overall future liquidity needs.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

Warehouse Lending segment

Warehouse Lending net interest income increased $1.6 million, or 19%, from the first nine months of 2024 to the first nine months of 2025, as total interest income increased $1.6 million, or 6%, and total interest expense decreased $19,000. While Warehouse NIM and loan yields declined 4 basis points and 100 basis points, respectively, during the first nine months of 2024 compared to the same period in 2025, average outstanding balances grew $92 million, or 21%, driving the overall increase in net interest income. Average committed Warehouse lines of credit increased from $936 million for the first nine months of 2024 to $1.01 billion for first nine months of 2025 and average LOC usage increased from 47% to 53% during the same periods.

Because consumer mortgage demand drives the usage of Warehouse LOCs, overall LOC usage for the Warehouse segment has historically been sensitive to changes in interest rates on the long-end of the yield curve. As a result, a decreasing interest rate environment for the long-end of the yield curve could positively impact Warehouse demand if the long-term interest rate declines are substantial. Alternatively, if interest rates only decline on the short-end of the yield curve, Warehouse demand would not likely be materially impacted.

Tax Refund Solutions segment

TRS’s net interest income decreased $2.0 million, or 6%, from the first nine months of 2024 to the first nine months of 2025. Loan-related interest and fees decreased $3.0 million, or 8%, for the first nine months of 2025, consistent with the 8% decline in total ERA/RA volume for the 2025 tax filing season. In addition, TRS received a $560,000 payment during the third quarter of 2024 representing a Tax Provider yield enhancement for the RA program to offset the Company’s higher funding costs. This yield enhancement was new for the 2024 tax season and eliminated for the 2025 tax season.

Republic Payment Solutions

Net interest income from the Company’s prepaid card division increased $1.5 million, or 17%, for the first nine months of 2025 compared to the same period in 2024. Driving this increase at RPS was a reduction in the segment’s revenue share component for the first nine months of 2025, as its largest marketer-servicer did not achieve the minimal contractual thresholds for average deposit balances in order to earn a revenue share for the current year. By contrast, this revenue share totaled $3.6 million during the first nine months of 2024 and was recorded as interest expense in the segment’s income statement. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

Partially offsetting the positive benefit of the decreased revenue share, RPS earned a lower yield of 4.31% applied to the $349 million average of prepaid program balances for the first nine months of 2025 compared to a yield of 5.01% for the $362 million in average prepaid card balances for the first nine months of 2024. The lower earnings rate was driven primarily by a decrease in the FFTR of 125 basis points from September of 2024 to September of 2025.

Historically, overall customer prepaid card demand has not been interest rate sensitive, and therefore management does not believe a changing interest rate environment would impact origination volume for these products. A declining interest rate environment, however, would likely negatively impact the Company’s internal FTP credit allocated to this segment more than it would impact any revenue share the Company pays, decreasing the segment's NIM. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume.

Republic Credit Solutions segment

Historically, overall customer demand for RCS consumer loan products has not been interest rate sensitive, and therefore management does not believe a changing interest rate environment would materially impact origination volume for these products. A declining interest rate environment, however, would likely positively impact the Company’s internal FTP cost allocated to this segment, increasing the segments NIM. The exact amount of the impact would depend on the final internal FTP cost assigned, as well as the overall volume and mix of loans the segment generates.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$538,644	$17,879	4.44%	$435,189	$17,795	5.46%
Investment securities, including FHLB stock (a)	704,701	19,929	3.78	665,151	15,360	3.08
TRS Refund Advance loans (b)	99,988	33,332	44.57	107,742	35,436	43.93
RCS LOC products (b)	45,844	36,794	107.31	43,398	35,579	109.51
Other RPG loans	107,723	5,137	6.38	120,280	7,455	8.28
Outstanding Warehouse lines of credit	533,979	27,973	7.00	442,217	26,489	8.00
Traditional Bank loans (c)	4,577,673	194,236	5.67	4,612,204	191,764	5.55
Total loans (d)	5,365,207	297,472	7.41	5,325,841	296,723	7.44

Total interest-earning assets	6,608,552	335,280	6.78	6,426,181	329,878	6.86

Allowance for credit loss	(96,320)			(95,352)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	198,110			155,169
Premises and equipment, net	34,458			33,553
Bank owned life insurance	108,472			105,138
Other assets (a)	275,358			254,126
Total assets	$7,128,630			$6,878,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,700,931	$7,824	0.61%	$1,802,805	$17,935	1.33%
Money market accounts	1,415,628	30,627	2.89	1,134,374	29,228	3.44
Time deposits	440,808	12,503	3.79	383,626	11,392	3.97
Reciprocal money market and time deposits	316,771	7,863	3.32	339,495	10,776	4.24
Brokered deposits	193,373	6,505	4.50	230,496	9,240	5.35

Total interest-bearing deposits	4,067,511	65,322	2.15	3,890,796	78,571	2.70

SSUARs and other short-term borrowings	89,755	393	0.59	88,140	403	0.61
Federal Home Loan Bank advances	420,476	13,705	4.36	409,854	14,144	4.61

Total interest-bearing liabilities	4,577,742	79,420	2.32	4,388,790	93,118	2.83

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,355,572			1,389,759
Other liabilities	141,767			145,883
Stockholders’ equity	1,053,549			954,383
Total liabilities and stock-holders’ equity	$7,128,630			$6,878,815

Net interest income		$255,860			$236,760

Net interest spread			4.46%			4.03%

Net interest margin			5.18%			4.92%

a)	For the purpose of this calculation, the fair market value adjustment on debt securities is included as a component of other assets.
b)	Interest income for TRS RAs and RCS LOC products is composed entirely of loan fees.
c)	Average balances for loans include the principal balance of nonaccrual loans and loans HFS, and are inclusive of all loan premiums, discounts, fees and costs.
d)	See Table 8 for detail of loan fees by reporting segment.

The following table illustrates loan fees recorded as interest income on loans by segment:

Table 8 — Loan Fee Income

	Nine months ended September 30,
(dollars in thousands)	2025	2024

Traditional Banking	$4,051	$4,165
Warehouse Lending	1,043	977
Total Core Bank	5,094	5,142
TRS	33,717	36,669
RCS	36,794	35,579
Total RPG	70,511	72,248

Total loan fees - Total Company	$75,605	$77,390

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

Table 9 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2025
	Compared to
	Nine Months Ended September 30, 2024
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$84	$3,779	$(3,695)
Investment securities, including FHLB stock	4,569	954	3,615
TRS Refund Advance loans*	(2,104)	(2,577)	473
RCS LOC products	1,215	1,972	(757)
Other RPG loans	(2,318)	(721)	(1,597)
Outstanding Warehouse lines of credit	1,484	5,058	(3,574)
Traditional Bank loans	2,472	(1,440)	3,912
Net change in interest income	5,402	7,025	(1,623)

Interest expense:

Transaction accounts	(10,111)	(959)	(9,152)
Money market accounts	1,399	6,529	(5,130)
Time deposits	1,111	1,637	(526)
Reciprocal money market and time deposits	(2,913)	(683)	(2,230)
Brokered deposits	(2,735)	(1,365)	(1,370)
SSUARs and other short-term borrowings	(10)	7	(17)
Federal Home Loan Bank advances	(439)	359	(798)
Net change in interest expense	(13,698)	5,525	(19,223)

Net change in net interest income	$19,100	$1,500	$17,600

* Since interest income for RAs is composed entirely of loan fees and RAs are only offered during the first two months of each year, volume and rate measurements for this product are not a meaningful metric for the periods presented above.

Provision

For additional discussion regarding Provision, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

Total Company Provision was a net charge of $21.5 million for the first nine months of 2025 compared to a net charge of $41.4 million for the same period in 2024.

The following were the most significant components comprising the total Company’s Provision fluctuation by reportable segment:

Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2025 was a net credit of $577,000 compared to a net charge of $2.8 million for the first nine months of 2024.

The net credit for the first nine months of 2025 was primarily driven by the following:

●	During the first quarter of 2025, approximately $5 million of consumer credit cards were re-designated from held for investment to HFS, which generated a credit to the Provision of $414,000. The consumer credit card sale was completed during the second quarter of 2025.

●	During the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment resulting in a $518,000 credit adjustment to the Provision.

●	While loan balances at the Traditional Bank decreased $11 million, or less than 1%, during the first nine months of 2025, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision for the quarter.

●	The Traditional Bank recorded net charge-offs of $701,000 during the first nine months of 2025.

The net charge for the first nine months of 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $545,000 during the first nine months of 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $52 million during the first nine months of 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision for the quarter.

●	The Traditional Bank recorded $1.9 million in charge-offs related to three linked, broker-related marine loans during the third quarter of 2024. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery to noninterest income associated with these loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of September 30, 2025, compared to 1.31% as of December 31, 2024 and 1.30% as of September 30, 2024.

The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2025.

Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $148,000 for the first nine months of 2025 compared to a net charge of $639,000 for the same period in 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $59 million during the first nine months of 2025 compared to an increase of $255 million during the first nine months of 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2025, December 31, 2024, and September 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of September 30, 2025.

Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to its ERA/RA products.

TRS recorded a net charge to the Provision of $10.0 million during the first nine months of 2025 compared to a net charge of $22.3 million for the same period in 2024.

ERAs/RAs related to the first quarter 2025 tax filing season were only originated during December of 2024 and the first two months of 2025, while ERAs/RAs related to the first quarter 2024 tax filing season were only originated during December of 2023 and the first two months of 2024. As is the case each year, as of March 31st the ACLL related to ERAs/RAs represented an estimate to be finalized on June 30th when all uncollected ERAs/RAs are ultimately charged-off. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. ERAs/RAs subject to a loss guaranty arrangement that are recovered during the second half of each year are distributed to the guarantor.

During the fourth quarter of 2024, the Company revised its agreement with its largest third-party marketer-servicer for ERAs/RAs for the 2025 Tax Season. In addition to a new loss cap guarantee specific to ERAs for the 2025 Tax Season, the fee specific to ERAs for the 2025 Tax Season was increased with the fee applicable to in-season RAs for the 2025 Tax Season being reduced.

Total ERA/RA origination volume for the 2025 tax filing season totaled $802 million, representing a $72 million, or 8%, decline from $874 million originated for the 2024 tax filing season. RA origination volume totaled $663 million during the first nine months of 2025 compared to $771 million for the first nine months of 2024. Originations for both periods occurred during the first quarter. ERA origination volume totaled $139 million during the fourth quarter of 2024 related to the anticipated filing of tax returns for the upcoming first quarter 2025 tax filing season compared to $103 million during the fourth quarter of 2023 related to the anticipated filing of tax returns for the first quarter of 2024.

The lower Provision during the first nine months of 2025 compared to the same period in 2024 related to the following factors:

●	Fee structure changes and volume decline detailed above;

●	Significant improvement in payments received from the U.S. Treasury to fund federal tax refunds for the first quarter 2025 tax filing season; and

●	A larger percentage of ERA Provision was recorded during December 2024 compared to December 2023, effectively leading to a lower Provision during the first nine months of 2025 than the first nine months of 2024. ERA provisioning in December 2024 was based on the final loss rate realized from the ERAs originated December 2023.

As of September 30, 2025, TRS’s incurred loss rate related to unguaranteed loans associated with the first quarter 2025 tax filing season was 2.66% of the $801 million total originations. In-line with its customary June 30th charge-off policy for TRS loans, the Company completely charged-off all remaining unpaid ERAa/RAs as of June 30, 2025 which equated to 2.81% of total originations.

As of September 30, 2024, TRS’s incurred loss rate related to unguaranteed loans associated with the first quarter 2024 tax filing season was 3.30% of the $874 million of total originations. In June 2024, the Company charged off all unpaid TRS loans which equated to 3.22% of total originations. The final loss rate of unguaranteed ERAs/RAs for the 2024 Tax Season was 2.81% of originations.

The Company believes, based on information presently available, that it has adequately provided for TRS loan losses as of September 30, 2025.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segment Composition” in this section of the filing.

Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment offers prepaid and debit solutions to consumers.

Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $11.9 million during the first nine months of 2025 compared to a net charge of $15.7 million for the same period in 2024. RCS recorded net charge-offs of $14.1 million during the first nine months of 2025 compared to $12.9 million during the first nine months of 2024. The remainder of the Provision fluctuation was generally in-line with average outstanding balances, with higher balances in the prior year leading to higher reserve build. RCS ending loan balances decreased by $16 million during the first nine months of 2025, primarily related to the healthcare receivables programs. During the first nine months of 2024, loan balances increased by a net $2 million.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.59% as of September 30, 2025, 16.30% as of December 31, 2024, and 15.70% as of September 30, 2024.

The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of September 30, 2025.

Table 10 — Republic Credit Solutions Provision by Product Type

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change

Product:
Lines of credit	$11,955	$15,746	$(3,791)	(24)%
Healthcare receivables	(36)	(4)	(32)	800
Total	$11,919	$15,742	$(3,823)	(24)%

Table 11 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2025	2024

ACLL at beginning of period	$91,978	$82,130

Charge-offs:

Traditional Banking:
Residential real estate	(80)	(62)
Commercial & industrial	(18)	—
Lease financing receivables	(138)	(90)
Home equity	(3)	(29)
Consumer	(834)	(2,841)
Total Traditional Banking	(1,073)	(3,022)
Warehouse lines of credit	—	—
Total Core Banking	(1,073)	(3,022)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(24,893)	(32,555)
Other TRS commercial & industrial loans	(165)	(137)
Republic Credit Solutions	(14,142)	(13,882)
Total Republic Processing Group	(39,200)	(46,574)
Total charge-offs	(40,273)	(49,596)

Recoveries:

Traditional Banking:
Residential real estate	68	105
Commercial real estate	3	336
Commercial & industrial	—	3
Lease financing receivables	22	46
Home equity	28	11
Consumer	252	305
Total Traditional Banking	373	806
Warehouse lines of credit	—	—
Total Core Banking	373	806

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	5,153	6,377
Other TRS commercial & industrial loans	17	44
Republic Credit Solutions	1,099	967
Total Republic Processing Group	6,269	7,388
Total recoveries	6,642	8,194

Net loan charge-offs	(33,631)	(41,402)

Provision - Core Banking	(429)	3,406
Provision - RPG	21,947	38,024
Total Provision	21,518	41,430
ACLL at end of period	$79,865	$82,158

Credit Quality Ratios - Total Company:

ACLL to total loans	1.51%	1.55%
ACLL to nonperforming loans	368	420
Net loan charge-offs to average loans	0.84	1.04

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.16%	1.18%
ACLL to nonperforming loans	278	315
Net loan charge-offs to average loans	0.02	0.06

Table 12 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Nine Months Ended
	September 30,
	2025	2024

Traditional Banking:
Residential real estate:
Owner occupied	—%	—%
Nonowner occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	(0.02)
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	0.16	0.08
Aircraft	—	—
Home equity	(0.01)	—
Consumer:
Credit cards	0.61	1.28
Overdrafts	79.84	74.84
Automobile loans	—	(0.43)
Other consumer	0.05	0.44
Total Traditional Banking	0.02	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.06

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	25.42	34.58
Other TRS loans	1.22	0.78
Republic Credit Solutions	13.94	12.19
Total Republic Processing Group	17.36	22.76
Total	0.84%	1.04%

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

The Company’s net charge-offs to average total Company loans decreased from 1.04% during the first nine months of 2024 to 0.84% during the first nine months of 2025, with net charge-offs decreasing $7.8 million, or 19%, and average total Company loans increasing $39 million, or 1% over the same periods. As discussed in the previous section, the decrease in net charge-offs was primarily driven by a $6.4 million, or 24%, decrease in period-over-period net charge-offs within the Company’s TRS segment related to significantly better payments received from the U.S. Treasury to pay off ERAs/RAs during the 2025 tax season.

During the third quarter of 2024, the Traditional Bank recorded $1.9 million in charge-offs related to three linked, broker-related marine loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery to noninterest income associated with these broker-related loans.

Noninterest Income

Total Company noninterest income increased $8.8 million, or 15%, during the first nine months of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s noninterest income fluctuation by reportable segment:

Traditional Banking segment

Noninterest income increased $6.9 million, or 23%, for the first nine months of 2025 compared to the same period in 2024, primarily driven by the following:

●	Mortgage Banking income increased $1.8 million, or 45% from the first nine months of 2024 to the first nine months of 2025. Approximately $1.0 million of the increase was the result of a negative fair value adjustment recorded during the first quarter of 2024 related to $67 million of correspondent loans that were re-designated from held for investment to HFS during the period. The remaining $800,000 increase related to a $15 million, or 11%, increase in the volume of fixed rate loans that were sold into the secondary market during the first nine months of 2025 compared to the first nine months of 2024.

●	The Traditional Bank recorded a $4.1 million gain on sale of Visa Class B-1 shares during the first quarter of 2025. The Visa Class B-1 common stock was issued to Visa’s U.S. member banks during 2008 in connection with a reorganization and Initial Public Offering.

●	Other noninterest income increased $1.2 million, or 38%, during the nine months ended September 30, 2025 compared to the same period in 2024, led primarily by a $1.6 million insurance recovery related to a $1.9 million charge-off recorded in 2024. Partially offsetting the insurance recovery, annual card volume incentives decreased $612,000, or 85%. During the third quarter of 2024, the Company recorded $610,000 of annual card volume incentives, while the 2025 annual incentives, which totaled $781,000, were not received and recorded until October 2025.

●	The Traditional Bank also earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the nine months ended September 30, 2025, and 2024 were $5.3 million and $5.5 million. The total daily overdraft charges, net of refunds, included in interest income for the nine months ended September 30, 2025, and 2024 were $894,000 and $928,000.

Tax Refund Solutions segment

TRS’s noninterest income increased $2.4 million, or 16%, during the first nine months of 2025 compared to the same period in 2024, with RT fees representing the majority of noninterest income for each period. Despite a 5.6% decrease in overall volume, RT income expanded $2.4 million, or 16%, in 2025 attributable to a 22.8% increase in the per-unit net fee earned. The better per-unit profitability was led primarily by select product price increases combined with a minimal change in revenue share.

For factors affecting the comparison of the TRS results of operations for the first nine months of 2025 and the first nine months of 2024, see section titled “OVERVIEW (Nine Months Ended September, 2025, Compared to Nine Months Ended September 30, 2024) - Tax Refund Solutions.”

Noninterest Expense

Total Company noninterest expense increased $14.4 million, or 10%, during the first nine months of 2025 compared to the same period in 2024.

The following were the most significant components comprising the total Company’s noninterest expense fluctuation by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense increased $16.4 million, or 13%, for the first nine months of 2025 compared to the same period in 2024, driven primarily by the following:

●	Salaries and employee benefits increased by a combined $4.7 million, or 6%, driven primarily by a $1.5 million increase in health insurance claims and a $2.3 million increase in estimated bonus-related expenses. The larger estimated bonus-related expenses for 2025 were due to a larger expected bonus payout for 2025 based on the Company’s strong operating results through the first nine months of the year.

●	Technology, equipment and communication expenses increased $3.1 million, or 16%, over the first nine months of 2024. The increase in Technology expense was driven primarily by expanded data storage, enhanced security and new ancillary systems, including additional costs resulting from the transition to a new call center management system. In addition, the Company operated on a month-to-month contract basis from July to October, as it transitioned to a new core system provider. Under the month-to-month contract terms, the Company paid a 25% premium above its previous contractual run rate. Management expects to incur a net benefit in technology costs in the future as a result of the new call center management system and core system conversion. In addition, the third quarter of 2024 included a $450,000 refund related to a contract billing dispute.

●	Marketing and development expenses increased $968,000, or 46%, over the first nine months of 2024 driven primarily by the Bank’s current marketing campaigns which include a new branding initiative. Overall, Traditional Banking marketing expenses are expected to remain near current levels into the foreseeable future.

Republic Credit Solutions segment

Noninterest expense at the RCS segment decreased $1.8 million, or 17%, during the first nine months of 2025 compared to the same period in 2024, primarily driven by a $2.2 million, or 52%, reduction in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new line of credit originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2025, AND DECEMBER 31, 2024

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. The Company had $484 million in cash and cash equivalents as of September 30, 2025, compared to $432 million as of December 31, 2024. Average interest-earning cash and cash equivalent totaled $539 million for the first nine months of 2025, compared to $435 million for the first nine months of 2024. Despite the increase in ending and average interest-earning cash balances, over the past several months the Company has deployed a higher percentage of its excess cash into investment securities.

Beginning in 2020, the Company utilized a general investing strategy of purchasing securities with shorter-term durations and maintained a large amount of excess cash at the FRB. Beginning in the fourth quarter of 2024 and continuing through first nine months of 2025, the Company purchased investment securities with longer durations, as a result of a more favorable yield curve and the more attractive yield above the overnight cash yield. The yield curve, which began to steepen during the fourth quarter of 2024, became positively sloped in late March 2025 and remained so through the end of September 2025.

For cash held at the FRB, the Bank earns a yield on amounts in excess of required reserves. This cash earned a weighted-average yield of 4.44% during the first nine months of 2025. For cash held within the Bank’s banking center and automated/integrated teller machine networks, the Bank does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Nine Months Ended September 30, 2025
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2025
U.S. Government Agencies	$55,000	5.01%	4.86	yrs
Mortgage-backed securities - residential	79,584	5.20	5.53
Total	$134,584	5.12	5.26	yrs

Purchases by Class for the Three Months Ended June 30, 2025
U.S. Government Agencies	$35,000	4.71%	3.00	yrs
Mortgage-backed securities - residential	149,198	5.11	3.62
Total	$184,198	5.04	3.50	yrs

Purchases by Class for the Three Months Ended September 30, 2025
U.S. Government Agencies	$119,979	4.36%	3.98	yrs
Mortgage-backed securities - residential	197,394	4.62	3.88
Total	$317,373	4.52	3.92	yrs

Total Purchases for the Nine Months Ended September 30, 2025	$636,155	4.80%	3.84	yrs

Republic’s investment portfolio increased $254 million, or 43%, from December 31, 2024, to September 30, 2025. The increase was primarily driven by $636 million of securities purchases, partially offset by $184 million in calls and maturities of debt securities and paydowns on MBS’s.

Beginning in 2020, the Company utilized a general investing strategy of purchasing securities with shorter-term durations and maintained a large amount of excess cash at the FRB. Beginning in the fourth quarter of 2024 and continuing through first nine months of 2025, the Company purchased investment securities with longer durations, as a result of a more favorable yield curve and the more attractive yield above the overnight cash yield. The yield curve, which began to steepen during the fourth quarter of 2024, became positively sloped in late March 2025 and remained so through the end of September 2025.

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

Federal Home Loan Bank Stock

FHLB stock holdings increased $1 million to $26 million at September 30, 2025 compared to $25 million at December 31, 2024. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of advances, thus FHLB stock holdings will fluctuate consistently with borrowing activity from period to period.

Loans

The composition of the loan portfolio follows:

Table 14 — Loan Portfolio Composition

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,044,737	$1,032,459	$12,278	1%
Nonowner-occupied	291,373	318,096	(26,723)	(8)
Commercial real estate:
Owner-occupied	643,519	659,216	(15,697)	(2)
Nonowner-occupied	801,644	840,517	(38,873)	(5)
Multi-Family	321,453	313,444	8,009	3
Construction & land development	246,065	244,121	1,944	1
Commercial & industrial	488,786	460,245	28,541	6
Lease financing receivables	96,605	93,304	3,301	4
Aircraft*	202,742	226,179	(23,437)	(10)
Home equity	399,691	353,441	46,250	13
Consumer:
Credit cards	10,787	16,464	(5,677)	(34)
Overdrafts	881	982	(101)	(10)
Automobile loans	813	1,156	(343)	(30)
Other consumer	9,210	9,555	(345)	(4)
Total Traditional Banking	4,558,306	4,569,179	(10,873)	(0)
Warehouse lines of credit*	609,826	550,760	59,066	11
Total Core Banking	5,168,132	5,119,939	48,193	1

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	138,614	(138,614)	(100)
Other TRS commercial & industrial loans	292	52,180	(51,888)	(99)
Republic Credit Solutions	112,950	128,733	(15,783)	(12)
Total Republic Processing Group	113,242	319,527	(206,285)	(65)

Total loans**	5,281,374	5,439,466	(158,092)	(3)
Allowance for credit losses	(79,865)	(91,978)	12,113	(13)

Total loans, net	$5,201,509	$5,347,488	$(145,979)	(3)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Total gross loans decreased by $158 million, or 3%, during the first nine months of 2025 to $5.28 billion as of September 30, 2025. The most significant components comprising the change in loans by reportable segment follow:

Traditional Banking segment

Traditional Banking period-end loan balances decreased $11 million from December 31, 2024, to September 30, 2025, as increased LOC usage within the HELOC and C&I portfolios was more than offset by contraction within the residential real estate, CRE and aircraft lending portfolios. During March 2025, the Company reached an agreement to sell approximately $5 million of consumer credit cards that were previously classified as held for investment. The sale of these credit cards was completed during the second quarter of 2025.

In addition, Management has continued to generally maintain a stricter pricing strategy across all lending types due to the at times less-favorable yield curve and elevated funding costs in the market. As expected, this stricter pricing strategy has continued to lead to slower overall origination volume across most product types.

Warehouse Lending segment

Outstanding Warehouse period-end balances increased $59 million, or 11%, from December 31, 2024, to September 30, 2025. Average committed Warehouse lines of credit increased from $938 million for the year ended December 31, 2024, to $1.01 billion during the nine months ended September 30, 2025, with higher demand driving average usage rates for Warehouse lines of credit from 50% to 53% for the respective periods.

Due to mortgage market volatility and seasonality, it is challenging to accurately project future outstanding balances of Warehouse lines of credit, however expansion within the portfolio has historically followed industry trends. Since entering the line of business in 2011, the Bank has experienced volatility in the Warehouse portfolio consistent with overall demand for mortgage products. Weighted-average quarterly usage rates on the Bank’s Warehouse lines of credit ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates on the Warehouse lines of credit have ranged from a low of 39% during 2022 to a high of 66% during 2020.

Tax Refund Solutions segment

TRS loan balances as of December 31, 2024, included ERAs of $139 million originated during December 2024 and $52 million of commercial-related loans to Tax Providers to assist with their short-term cashflow needs. These balances paid down to $0 as of June 30, 2025, or were charged off in line with the Company’s charge-off policy.

Allowance for Credit Losses on Loans

The Bank maintains an ACLL for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintains an ACLC for expected OBS credit exposure losses. Management evaluates the adequacy of the ACLL monthly, and the adequacy of the ACLC quarterly. All ACLs are presented and discussed with the Audit Committee and the Board of Directors quarterly.

The Company’s ACLL decreased to $80 million at September 30, 2025, compared to $92 million at December 31, 2024, with the total Company ACLL percent of total loans decreased to 1.51% as of September 30, 2025, compared to 1.69% as of December 31, 2024. An analysis of the ACLL by reportable segment follows:

Traditional Banking segment

While loan balances at the Traditional Bank decreased slightly, or $11 million, during the first nine months of 2025, the ACLL decreased $1 million to $58 million as of September 30, 2025. In the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment that resulted in a $518,000 credit adjustment to both the ACLL and Provision.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.28% as of September 30, 2025, compared to 1.31% as of December 31, 2024 and 1.30% as of September 30, 2024. The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of September 30, 2025.

Warehouse Lending segment

The Warehouse ACLL increased $148,000, to $1.5 million, while the Warehouse ACLL to total Warehouse loans remained at 0.25% when comparing September 30, 2025 to December 31, 2024. Outstanding Warehouse period-end balances increased $59 million, or 11%, from December 31, 2024 to September 30, 2025. As of September 30, 2025, the Warehouse ACLL was entirely qualitative in nature with no adjustments to the qualitative reserve percentage required for the first nine months of 2025.

Tax Refund Solutions segment

The TRS ACLL decreased $10 million from December 31, 2024, to $0 as of September 30, 2025, with this decrease primarily driven by the June 30, 2025, charge-off of all unpaid ERAs and Commercial-related loan balances to tax providers originated in December 2024.

Republic Credit Solutions segment

The RCS ACLL decreased $1.1 million to $20 million as of September 30, 2025, driven primarily by the decrease in the LOC II and hospital receivable product spot loan balances.

RCS maintained an ACLL for two distinct credit products offered as of September 30, 2025, including its LOC products and its healthcare receivables products. As of September, 2025, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare receivables products to as high as 70.63% for its LOC products. The lower reserve percentage of 0.25% was provided for RCS’s healthcare receivables, as such receivables have recourse back to the third-party providers.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.59% as of September 30, 2025, 16.30% as of December 31, 2024, and 15.70% as of September 30, 2024. The segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter.

The following table sets forth management’s allocation of the ACLL by loan class. The ACLL allocation is based on management’s assessment of economic conditions, historical loss experience, forecasting for unemployment and vacancy rates, and various other life-of-loan and forecast considerations, as well as qualitative factors.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	September 30, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,854	19%	1.04%	$10,849	20%	1.05%
Nonowner-occupied	3,706	6	1.27	4,140	6	1.30
Commercial real estate
Owner-occupied	7,111	12	1.11	7,425	12	1.13
Nonowner-occupied	11,622	15	1.45	12,474	16	1.48
Multi-Family	2,765	6	0.86	2,657	6	0.85
Total commercial real estate	21,498	33	1.22	22,556	34	1.24
Construction & land development	8,250	5	3.35	8,227	4	3.37
Commercial & industrial	2,485	9	0.51	2,527	8	0.55
Lease financing receivables	1,030	2	1.07	1,117	2	1.20
Aircraft	507	4	0.25	565	4	0.25
Home equity	8,312	8	2.08	7,378	6	2.09
Consumer:
Credit cards	966	—	8.96	1,379	—	8.38
Overdrafts	635	—	72.08	724	—	73.73
Automobile loans	1	—	0.12	11	—	0.95
Other consumer	235	—	2.55	283	—	2.96
Total Traditional Banking	58,479	86	1.28	59,756	84	1.31
Warehouse lines of credit	1,522	12	0.25	1,374	10	0.25
Total Core Banking	60,001	98	1.16	61,130	94	1.19

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	9,793	3	7.06
Other TRS commercial & industrial loans	1	—	0.34	68	1	0.13
Republic Credit Solutions	19,863	2	17.59	20,987	2	16.30
Total Republic Processing Group	19,864	2	17.54	30,848	6	9.65
Total	$79,865	100	1.51	$91,978	100	1.69

* Values of less than 50 basis points are rounded down to zero.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies. Such internal policies are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.” Classified loans increased by $20 million from December 31, 2024 to September 30, 2025, while Special Mention loans decreased approximately $30 million for the same period.

In the second quarter of 2025, the Company downgraded a $22 million hospitality relationship from Special Mention to Substandard based on the overall performance of the underlying operations. Based on the value of the collateral securing the relationship and current exit strategy, no future loss is currently expected. The Company does not have a material concentration of hospitality credits.

See the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for additional discussion regarding Classified and Special Mention loans.

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	47,604	27,350	20,254	74
PCD - Substandard	853	1,378	(525)	(38)
Total Classified Loans	48,457	28,728	19,729	69

Special Mention	24,207	53,924	(29,717)	(55)
PCD - Special Mention	—	359	(359)	(100)
Total Special Mention Loans	24,207	54,283	(30,076)	(55)

Total Classified and Special Mention Loans	$72,664	$83,011	$(10,347)	(12)%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Nonperforming loans to total loans decreased to 0.41% as of September 30, 2025, from 0.42% as of December 31, 2024, as the total balance of nonperforming loans decreased by $1 million and total loans decreased $158 million.

The ACLL to total nonperforming loans decreased to 368% as of September 30, 2025, from 404% as of December 31, 2024, as the total ACLL decreased $12 million and the balance of nonperforming loans decreased by $1 million.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2025	December 31, 2024

Loans on nonaccrual status*	$21,572	$22,619
Loans past due 90-days-or-more and still on accrual**	137	141
Total nonperforming loans	21,709	22,760
Other real estate owned	1,246	1,160
Total nonperforming assets	$22,955	$23,920

Credit Quality Ratios - Total Company:
ACLL to total loans	1.51%	1.69%
ACLL to nonperforming loans	368	404
Nonaccrual loans to total loans	0.41	0.42
Nonperforming loans to total loans	0.41	0.42
Nonperforming assets to total loans (including OREO)	0.43	0.44
Nonperforming assets to total assets	0.33	0.35

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.16%	1.19%
ACLL to nonperforming loans	278	270
Nonaccrual loans to total loans	0.42	0.44
Nonperforming loans to total loans	0.42	0.44
Nonperforming assets to total loans (including OREO)	0.44	0.46
Nonperforming assets to total assets	0.35	0.39
*

Loans on nonaccrual status include collateral-dependent loans. See the Footnote titled“Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for additional discussion regarding collateral-dependent loans.

**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	September 30, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$17,510	1.68%	$17,331	1.68%
Nonowner-occupied	126	0.04	81	0.03
Commercial real estate:
Owner-occupied	421	0.07	424	0.06
Nonowner-occupied	—	—	799	0.10
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	588	0.12	860	0.19
Lease financing receivables	87	0.09	147	0.16
Aircraft	—	—	56	0.02
Home equity	2,837	0.71	2,359	0.67
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	3	0.37	5	0.43
Other consumer	—	—	557	5.83
Total Traditional Banking	21,572	0.47	22,619	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	21,572	0.42	22,619	0.44

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	137	0.12	141	0.11
Total Republic Processing Group	137	0.12	141	0.04

Total nonperforming loans	$21,709	0.41%	$22,760	0.42%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
September 30, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	142	$5,349	68	$10,381	2	$1,780	212	$17,510
Nonowner-occupied	3	126	—	—	—	—	3	126
Commercial real estate:
Owner-occupied	—	—	1	421	—	—	1	421
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	2	588	—	—	2	588
Lease financing receivables	4	87	—	—	—	—	4	87
Aircraft	—	—	—	—	—	—	—	—
Home equity	49	1,692	7	1,145	—	—	56	2,837
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	3	—	—	—	—	1	3
Other consumer	—	—	—	—	—	—	—	—
Total Traditional Banking	199	7,257	78	12,535	2	1,780	279	21,572
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	199	7,257	78	12,535	2	1,780	279	21,572

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	137	—	—	—	—	NM	137
Total Republic Processing Group	NM	137	—	—	—	—	NM	137

Total	199	$7,394	78	$12,535	2	$1,780	279	$21,709

NM – Not meaningful. RCS loans are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2024 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,119	65	$10,247	2	$1,965	207	$17,331
Nonowner-occupied	3	81	—	—	—	—	3	81
Commercial real estate:
Owner-occupied	—	—	2	424	—	—	2	424
Nonowner-occupied	—	—	1	275	1	524	2	799
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	182	2	678	—	—	6	860
Lease financing receivables	—	—	1	147	—	—	1	147
Aircraft	1	56	—	—	—	—	1	56
Home equity	37	1,288	7	1,071	—	—	44	2,359
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	57	—	—	1	556	3	613
Total Traditional Banking	188	6,788	78	12,842	4	3,045	270	22,675
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	188	6,788	78	12,842	4	3,045	270	22,675

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	—	—	1	141	—	—	1	141
Total Republic Processing Group	—	—	1	141	—	—	1	141

Total	188	$6,788	79	$12,983	4	$3,045	271	$22,816

NM – Not meaningful. RCS loans are generally small dollar homogenous consumer loans.

Table 20 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Nonperforming loans at the beginning of the period	$21,642	$20,541	$22,760	$20,618
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	2,930	2,007	6,693	5,565
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,454)	(1,599)	(6,466)	(3,919)
Principal balance paydowns of loans nonperforming at both period ends	(437)	(1,071)	(1,214)	(1,549)
Net change in principal balance of other nonperforming loans*	28	(333)	(64)	(1,170)

Nonperforming loans at the end of the period	$21,709	$19,545	$21,709	$19,545
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Loans charged-off	$—	$—	$—	$(13)
Loans transferred to OREO	(212)	—	(212)	(168)
Loan payoffs and paydowns	(1,619)	—	(4,555)	(155)
Loans returned to accrual status	(623)	(1,599)	(1,699)	(3,583)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,454)	$(1,599)	$(6,466)	$(3,919)

Based on the Bank’s review as of September 30, 2025, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans decreased to 0.37% as of September 30, 2025, from 0.38% as of December 31, 2024. Core Bank delinquent loans to total Core Bank loans increased slightly to 0.21% as of September 30, 2025, from 0.20% as of December 31, 2024. Except for small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of September 30, 2025, and December 31, 2024, were on nonaccrual status.

Table 22 — Delinquent Loan Composition*

	September 30, 2025		December 31, 2024
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$7,606	0.73%	$7,015	0.68%
Nonowner-occupied	—	—	21	0.01
Commercial real estate:
Owner-occupied	—	—	244	0.04
Nonowner-occupied	—	—	275	0.03
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	892	0.18	904	0.20
Lease financing receivables	116	0.12	75	0.08
Aircraft	—	—	—	—
Home equity	1,879	0.47	1,396	0.39
Consumer:
Credit cards	24	0.22	28	0.17
Overdrafts	116	13.17	173	17.62
Automobile loans	—	—	11	0.95
Other consumer	58	0.63	43	0.45
Total Traditional Banking	10,691	0.23	10,185	0.22
Warehouse lines of credit	—	—	—	—
Total Core Banking	10,691	0.21	10,185	0.20

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	8,691	7.69	10,304	8.00
Total Republic Processing Group	8,691	7.67	10,304	3.22

Total delinquent loans	$19,382	0.37%	$20,489	0.38%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Delinquent loans at the beginning of the period	$19,086	$19,283	$20,489	$22,092
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	5,265	4,678	7,146	5,606
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(4,455)	(3,253)	(6,455)	(3,073)
Principal balance paydowns of loans delinquent at both period ends	(78)	(738)	(166)	(704)
Net change in principal balance of other delinquent loans*	(436)	980	(1,632)	(2,971)
Delinquent loans at the end of period	$19,382	$20,950	$19,382	$20,950
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Loans charged-off	$—	$—	$—	$(15)
Loans transferred to OREO	(212)	—	(212)	(168)
Loan payoffs and paydowns	(1,250)	(360)	(2,626)	(640)
Loans paid current	(2,993)	(2,893)	(3,617)	(2,250)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(4,455)	$(3,253)	$(6,455)	$(3,073)

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related accumulated depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $6 million, or 17%, between December 31, 2024, and September 30, 2025. The Company’s branch network currently consists of 47 locations throughout Kentucky, Indiana, Florida, Ohio, and Tennessee.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At September 30, 2025, and December 31, 2024, the Company had $41 million in goodwill recorded on its balance sheet. Goodwill of $24 million is attributed to the 2023 CBank acquisition. Additionally, goodwill totaling $6 million and $10 million is attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006, respectively. The acquisitions of Tennessee Commerce Bank and First Commercial Bank in 2012 resulted in bargain purchase gains.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e., stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2025, the Company performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Bank Owned Life Insurance

BOLI assets increased $3 million, or 2%, to $110 million at September 30, 2025, compared to $107 million at December 31, 2024, the increase being attributed to general appreciation of the cash surrender values within the policy plans experienced during the first nine months of 2025.

Core Deposit Intangibles

CDIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2025, and December 31, 2024, the Company’s CDI assets totaled $1.6 million and $2.0 million, respectively.

Other Assets and Other Liabilities

Other assets decreased $6 million, or 3%, to $192 million between December 31, 2024, and September 30, 2025. Other liabilities increased $46,000, to $109 million over the same period. The decline in other assets stems from the largely offsetting impact of recording additional tax credit investment assets.

Deposits

Table 25 — Deposit Composition

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change

Core Bank:
Demand	$1,143,036	$1,166,517	$(23,481)	(2)%
Money market	1,513,646	1,295,024	218,622	17
Savings	214,261	238,596	(24,335)	(10)
Reciprocal money market	261,994	212,033	49,961	24
Individual retirement accounts (1)	35,029	34,543	486	1
Time deposits, $250 and over (1)	154,240	129,593	24,647	19
Other certificates of deposit (1)	288,553	239,643	48,910	20
Reciprocal time deposits (1)	78,167	80,016	(1,849)	(2)
Wholesale brokered deposits (1)	87,383	87,285	98	0
Total Core Bank interest-bearing deposits	3,776,309	3,483,250	293,059	8
Total Core Bank noninterest-bearing deposits	1,169,772	1,123,208	46,564	4
Total Core Bank deposits	4,946,081	4,606,458	339,623	7

Republic Processing Group:
Wholesale brokered deposits (1)	13,304	199,964	(186,660)	(93)
Interest-bearing prepaid card deposits	286,567	296,921	(10,354)	(3)
Money market accounts	23,142	22,647	495	2
Total RPG interest-bearing deposits	323,013	519,532	(196,519)	(38)

Noninterest-bearing prepaid card deposits	4,040	2,842	1,198	42
Other noninterest-bearing deposits	65,211	81,714	(16,503)	(20)
Total RPG noninterest-bearing deposits	69,251	84,556	(15,305)	(18)
Total RPG deposits	392,264	604,088	(211,824)	(35)

Total deposits	$5,338,345	$5,210,546	$127,799	2%
(1)	Represents time deposits

Total deposits increased $128 million, or 2%, from December 31, 2024, to $5.34 billion as of September 30, 2025.

Total Core Bank deposits increased by $340 million, or 7%, from December 31, 2024 to September 30, 2025. Within the Core Bank’s deposits, interest-bearing deposits increased $293 million and noninterest-bearing deposits increased $47 million over the respective period.

Core Bank time deposits increased $74 million during the first nine months of 2025 ending at $404 million. In addition, consumer and money market accounts, which pay premium rates, increased $219 million, or 17% during the first nine months of 2025. The Core Bank continues to experience general migration from low and noninterest-bearing accounts to higher costing accounts.

While Core Bank period-end noninterest-bearing deposits increased $47 million for the first nine months of 2025, the average balances of Core Bank noninterest-bearing deposits for the first nine months of 2025 decreased $51 million, or 4%, compared to the fourth quarter of 2024. Overall, the Core Bank’s noninterest-bearing deposits have experienced a general quarterly decline in balances dating back to the fourth quarter of 2022.

Within RPG, period-end total deposit balances decreased $212 million, or 35%, during the first nine months of 2025, with $194 million of the decline associated with the maturity of short-term brokered deposits used to partially fund TRS ERA/RA loan volume for the 2025 Tax Season. Deposits related to the prepaid card program declined $25 million, or 7%, during the first nine months of 2025 due primarily to contraction in balances from the segment’s largest marketer-servicer.

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

SSUARs decreased $29 million, or 28%, during 2025 to $75 million as of September 30, 2025. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Federal Home Loan Bank Advances

FHLB advances totaled $375 million as of September 30, 2025, compared to $395 million as of December 31, 2024. There were no overnight borrowings as of September 30, 2025, compared to $25 million as of December 31, 2024. The Company has utilized FHLB advances over the past year to partially fund its noninterest-bearing deposit outflow and overall loan growth.

As of September 30, 2025, the Company’s outstanding FHLB advances had a weighted-average maturity of 1.78 years and a weighted-average cost of 4.33%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

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

In addition, as noted in the section above, the Company entered into $100 million of notional amount balance sheet related interest rate swaps during the second quarter of 2024 in order to take advantage of the more attractive long-term pricing resulting from the then-inverted yield.

See the Footnote titled “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank maintains sufficient liquidity to fund routine loan demand and routine deposit withdrawal activity. Liquidity is managed by maintaining sufficient liquid assets, primarily in the form of cash, cash equivalents, and unencumbered investment securities. Funding and cash flows can also be realized through deposit product promotions, the sale of AFS debt securities, principal paydowns on loans and MBSs, and proceeds realized from loans HFS.

Table 26 — Liquid Assets and Borrowing Capacity

The Bank’s liquid assets and borrowing capacity included the following:

(in thousands)	September 30, 2025	December 31, 2024

Cash and cash equivalents	$484,238	$432,151
Unencumbered debt securities	708,020	432,183
Total liquid assets	1,192,258	864,334

Available borrowing capacity with the FHLB	743,085	755,288
Available borrowing capacity with the FRB	9,527	45,880
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	852,612	901,168

Total liquid assets and available borrowing capacity	$2,044,870	$1,765,502

Republic had a period-end loan-to-deposit ratio (excluding brokered deposits) of 101% as of September 30, 2025 and 111% as of December 31, 2024. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of September 30, 2025, the Bank had approximately $1.2 billion in deposits from 236 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.0 billion, or 38%, of total deposits as of September 30, 2025. The 20 largest non-sweep deposit relationships represented approximately $361 million, or 7%, of the Company’s total deposit balances as of September 30, 2025. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of September 30, 2025, and December 31, 2024, these pledged investment securities had a fair value of $99 million and $152 million.

Capital

Total stockholders’ equity increased from $992 million as of December 31, 2024, to $1.1 billion as of September 30, 2025. The increase in stockholders’ equity was attributable to net income earned during the first nine months of 2025 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of October 1, 2025, RB&T could, without prior approval, declare dividends of approximately $168 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board of Directors.

Regulatory Capital Requirements — The Parent Company and the Bank are subject to capital regulations in accordance with Basel III, as administered by banking regulators. Regulatory agencies measure capital adequacy within a framework that makes capital requirements, in part, dependent on the individual risk profiles of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain OBS items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

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

Republic continues to exceed the regulatory requirements for Total Risk-Based Capital, Common Equity Tier I Risk-Based Capital, Tier I Risk Based-Capital, and Tier I Leverage Capital. Republic and the Bank intend to maintain a capital position that meets or exceeds the “well-capitalized” requirements as defined by the FRB and the FDIC, in addition to the Capital Conservation Buffer. Republic’s average stockholders’ equity to average assets ratio was 14.78% as of September 30, 2025, and 14.02% as of December 31, 2024. Formal measurements of the capital ratios for Republic and the Bank are performed by the Company at each quarter end.

Table 27 — Capital Ratios (1)

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,124,914	18.21%	$1,042,149	16.98%
Republic Bank & Trust Company	1,064,434	17.25	989,800	16.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,048,985	16.98%	$965,243	15.73%
Republic Bank & Trust Company	987,230	15.99	912,968	14.89

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,048,985	16.98%	$965,243	15.73%
Republic Bank & Trust Company	987,230	15.99	912,968	14.89

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,048,985	14.94%	$965,243	14.07%
Republic Bank & Trust Company	987,230	14.20	912,968	13.29
(1)	The Company and the Bank elected in 2020 to defer the impact of CECL on regulatory capital. The deferral period is five years, with the total estimated CECL impact 100% deferred for the first two years, then phased in over the next three years. If not for this election, the Company’s regulatory capital ratios would have been approximately 3 basis points lower than those presented in the table above as of December 31, 2024. This five-year transition option is no longer applicable for periods subsequent to December 31, 2024.

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

As of September 30, 2025, a dynamic simulation model was run for interest rate changes from “Down 400” basis points to “Up 400” basis points. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2025, and ending September 30, 2026, based on instantaneous movements in interest rates from Down 400 to Up 400 basis points equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 28 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2025	(1.1)%	(1.8)%	(4.6)%	(2.3)%	2.4%	5.0%	7.2%	9.5%
% Change from base net interest income as of December 31, 2024	3.4%	4.4%	(0.2)%	0.2%	1.5%	3.1%	4.4%	6.0%

The results of the interest rate sensitivity analysis performed as of September 30, 2025, were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

The Company’s current interest rate sensitivity analysis projects that increases in market interest rates (in all illustrated scenarios) would have a positive effect on net interest income, while decreases in market interest rates (in all illustrated scenarios) would have a negative impact. These results depict an asset-sensitive interest rate risk profile.

In comparing the Company’s interest rate sensitivity projections from December 31, 2024, to September 30, 2025, there were notable changes in all illustrated scenarios. In declining market interest rate scenarios, the Company projects that the rates the Company pays for its non-maturity, interest-bearing deposits cannot be lowered sufficiently to offset the decrease in interest income associated with its declining asset yields. Conversely, the Company projects a notable improvement in all illustrated scenarios, as the yield the Company projects it will earn for its interest-earning assets is expected to increase more than the increase in its projected funding costs.

More specifically, driving the period-to-period improvement in net interest income in the illustrated up-rate scenarios are the following:

●	The Company had higher average interest-earning cash balances as of September 30, 2025, with yields that increase immediately in up-rate scenarios; and

●	The Company had higher floating rate loan balances as of September 30, 2025, most notably within the Warehouse lending portfolio, with yields that increase immediately in an up-rate scenario.

More specifically, driving the period-to-period deterioration in net interest income in the illustrated down-rate scenarios are the following:

●	The elevated average interest-earning cash balances that are projected to benefit net interest income in the illustrated up-rate scenarios are projected to drive corresponding declines to net interest income in the illustrated down-rate rate scenarios; and

●	Management lowered its deposit beta assumptions to assume that, due to greater competition for deposits and liquidity, it will not be able to sufficiently lower the rates the Company pays for its premium rate, non-maturity interest-bearing deposits in order to offset the projected decline in the Company’s interest-earning assets yields.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “RESULTS OF OPERATIONS (Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024) and “RESULTS OF OPERATIONS (Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024).”

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2025 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended September 30, 2025	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—	433,395
August 1 - August 31	—	—	—	433,395
September 1 - September 30	—	—	—	433,395
Total	—	$—	—	433,395

The Company did not repurchase any of its shares during the third quarter of 2025. In addition, in connection with employee stock awards, there were 473 shares withheld upon exercise of stock options to satisfy the withholding taxes. On January 24, 2024, the Board of Directors of Republic Bancorp, Inc. increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board of Directors terminates the program. As of September 30, 2025 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During the third quarter of 2025, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion option of the Class B Common Stock. The exemption from registration of newly issued Class A Common Stock relies upon Section (3)(a)(9) of the Securities Act of 1933.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine months ended September 30, 2025 and 2024, (iii) Consolidated Statements of Stockholders’ Equity for the Three and Nine months ended September 30, 2025 and 2024, (iv) Consolidated Statements of Cash Flows for the Nine months ended September 30, 2025 and 2024 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 6, 2025	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: November 6, 2025	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer