Form 10-K
period 2025-12-31
REPUBLIC BANCORP INC /KY/
filed 2026-03-06
CIK 921557

7777F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ⌧ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $620,362,810 (for purposes of this calculation, the market value of the Class B Common Stock was based on the market value of the Class A Common Stock into which it is convertible).

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of February 27, 2026 was 17,461,076 and 2,148,269.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2026 are incorporated by reference into Part III of this Form 10-K.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-K. You may find it helpful to refer to this page as you read this report.

Term	Definition	Term	Definition	Term	Definition

2024 Tax Season	December 2023 through February 2024	Diluted EPS	Diluted earnings per Class A Common Share	NA	Not Applicable
2025 Tax Season	December 2024 through February 2025	Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act	NASDAQ	The NASDAQ Stock Market LLC
2026 Tax Season	December 2025 through February 2026	DTA	Deferred Tax Assets	NIM	Net Interest Margin
ACH	Automated Clearing House	DTL	Deferred Tax Liabilities	NM	Not Meaningful
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures	EBITDA	Earnings Before Interest, Taxes, Depreciation and Amortization	NOW	Negotiable Order of Withdrawal account
ACLL	Allowance for Credit Losses on Loans	EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act of 2018	OBS	Off-Balance Sheet
ACLS	Allowance for Credit Losses on Securities	ELC	Executive Loan Committee	OCI	Other Comprehensive Income
AFS	Available-for-Sale	ERA	Early Season Refund Advance	OFAC	Office of Foreign Asset Control
AI	Artificial Intelligence	ESPP	Employee Stock Purchase Plan	OREO	Other Real Estate Owned
Allowance	Allowance for Losses	EVP	Executive Vice President	PCD	Purchased Credit Deteriorated
AML	Anti-Money Laundering	Exchange Act	Securities Exchange Act of 1934, as amended	PD	Probability of Default
AOCI	Accumulated Other Comprehensive Income	FD	Regulation Fair Disclosure	PATH Act	Protecting Americans from Tax Hikes of 2015
ARM	Adjustable Rate Mortgage	FDIA	Federal Deposit Insurance Act	POS	Point of Sale
ASC	Accounting Standards Codification	FDIC	Federal Deposit Insurance Corporation	Prime	The Wall Street Journal Prime Interest Rate
ASU	Accounting Standards Update	FDICIA	Federal Deposit Insurance Corporation Improvement Act	Provision	Provision for Expected Credit Loss Expense
ATM	Automated Teller Machine	FFTR	Federal Funds Target Rate	PSU	Performance Stock Unit
Basic EPS	Basic earnings per Class A Common Share	FHC	Financial Holding Company	R&D	Research and Development
BHC	Bank Holding Company	FinTech	Financial Technology	RA	Refund Advance
BHCA	Bank Holding Company Act	FHLB	Federal Home Loan Bank	RB&T / the Bank	Republic Bank & Trust Company
Board	Board of Directors	FHLMC	Federal Home Loan Mortgage Corporation or Freddie Mac	RBF	Republic Bank Finance
BOLI	Bank Owned Life Insurance	FICO	Fair Isaac Corporation	RCS	Republic Credit Solutions segment
BPO	Broker Price Opinion	FNMA	Federal National Mortgage Association or Fannie Mae	Republic / Company	Republic Bancorp, Inc.
BSA	Bank Secrecy Act	FOMC	Federal Open Market Committee	ROA	Return on Average Assets
C&I	Commercial & Industrial	FRB	Federal Reserve Bank	ROE	Return on Average Equity
C&LD	Construction & Land Development	FTE	Full Time Equivalent	RPG	Republic Processing Group division
CAMELS	Capital adequacy, Asset quality, Management quality, Earnings, Liquidity, and Sensitivity to market risk.	FTP	Funds Transfer Pricing	RPS	Republic Payment Solutions segment
CBLR	Community Bank Leverage Ratio	GAAP	Generally Accepted Accounting Principles in the United States	RT	Refund Transfer
CCAD	Commercial Credit Administration Department	GLBA	Gramm-Leach-Bliley Act	RRE	Residential Real Estate
CCPA	California Consumer Privacy Act	GNMA	Ginnie Mae	S&P	Standard and Poor's
CDI	Core Deposit Intangible	HEAL	Home Equity Amortizing Loan	SAC	Special Asset Committee
CECL	Current Expected Credit Losses	HELOC	Home Equity Line of Credit	SBA	Small Business Administration
CEO	Chief Executive Officer	HFS	Held for Sale	Securities Act	Securities Act of 1933, as amended
CFO	Chief Financial Officer	HTM	Held-to-Maturity	SEC	Securities and Exchange Commission
CISO	Chief Information Security Officer	IRS	Internal Revenue Service	SERP	Supplemental Executive Retirement Plan
CLO	Chief Lending Officer	ITM	Interactive Teller Machine	SOFR	Secured Overnight Financing Rate
CFPB	Consumer Financial Protection Bureau	KDFI	Kentucky Department of Financial Institutions	SSUAR	Securities Sold Under Agreements to Repurchase
CMO	Collateralized Mortgage Obligation	LOC	Line of Credit	SVP	Senior Vice President
CODM	Chief Operating Decision Maker	LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest	TBA	To be Announced
Core Bank	The Traditional Bank and Warehouse Lending reportable segments	LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest	TDR	Troubled Debt Restructuring
CPRA	California Privacy Rights and Enforcement Act	LRA	Lender Risk Account	TRS	Tax Refund Solutions segment
CRA	Community Reinvestment Act	LTV	Loan to Value	TRUP	Trust Preferred Security
CRE	Commercial Real Estate	MBS	Mortgage-Backed Security	U.S.	United States
DDA	Demand Deposit Account	MSR	Mortgage Servicing Right	Warehouse	Warehouse Lending segment
DIF	Deposit Insurance Fund

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “report”) contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in Part I Item 1 “Business,” Part I Item 1A “Risk Factors,” and Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied in such statements. These statements are often, but not always, identified by words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or similar expressions. Forward-looking statements are not historical facts; rather, they are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management—many of which are inherently uncertain and beyond management’s control.

Forward-looking statements detail management’s expectations regarding the future and are based on information known to management only as of the date the statements are made and management undertakes no obligation to update forward-looking statements to reflect events or circumstances that occur after the date forward-looking statements are made, except as required by applicable law.

There is no assurance that the following list of risks and uncertainties is complete. However, risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements include:

Financial, Economic, and Market Risks

●	Litigation and regulatory outcomes, including liabilities, costs, expenses, settlements, judgments, or adverse decisions in litigation or regulatory proceedings.
●	Interest rate fluctuations and U.S. Treasury yield curve shifts, which may affect the Company’s net interest income, NIM, mortgage banking operations, warehouse lending operations and overall interest rate risk profile.
●	Magnitude and frequency of changes to the FFTR implemented by the FOMC.
●	Changes in fiscal, monetary, tax, or regulatory policies, including federal and/or statutory tax rates, regulatory rules or standards, which may impact the Company’s operations and compliance requirements.
●	Changes in ASUs, including the introduction of new accounting standards that may affect financial reporting and disclosures.
●	Economic and political conditions, including inflation, recession, geopolitical developments, risk of further government shutdowns, and U.S government efforts to control related trends, which could disrupt financial markets, consumer confidence, or spending behaviors.
●	Market volatility and capital market disruptions, including liquidity pressures and pricing shifts that may affect investment securities, funding sources, and investor sentiment.
●	Disruption of the U.S. and global financial system, including volatility in the capital and bond markets, inflationary pressures, tariffs, threats to the FRB’s independence and potential global economic downturns.
●	Changes in investor sentiment or behavior, which may affect the Company’s stock price, funding costs, and strategic flexibility.
●	Changes in consumer/business spending or savings behavior, which may impact loan demand, deposit levels, and overall economic activity.

Credit and Liquidity Risks

●	Ability to effectively manage capital and liquidity, particularly during periods of economic stress or market disruption.
●	Credit quality deterioration, including changes in customer and counterparty creditworthiness, the ACLL, the ACLC, charge-offs, or impairments in investment securities, goodwill, MSR’s, or DTA’s.
●	Accuracy of assumptions and estimates, including those used in establishing the ACLL, ACLC, and other financial models.
●	Model risk, including reliance on complex financial models for CECL, fair value, and stress testing, and the potential for material error or miscalibration.

Operational and Strategic Execution Risks

●	Competitive product and pricing pressures across the Company’s five reportable segments, which may impact volume, market share, margins, and profitability.
●	Projections of financial performance, including incorrect assumptions by management of future financial performance regarding revenue, expenses, cost saving opportunities, capital expenditures, EPS, dividends, and capital structure, which may differ materially from actual results.
●	Operational changes and integration risk, including:
o	Financial and operational impact thresholds that trigger enhanced governance reviews;
o	Integration challenges from acquired institutions, new systems and related savings realization;
o	AI, particularly generative AI, adoption risks including performance failures, bias, or reliance on third-party AI vendors, and more effective adoption by industry competitors;
o	Third-party/vendor dependencies, including contractual, data security, and operational integrity risks; and
o	Cross-departmental impact, which introduces complexity and coordination risk, potentially requiring multiple governance body reviews.
●	Dependence on key contracts and partners, including:
o	Non-renewal of major contracts (e.g., with marketer-servicers in TRS);
o	Ability to qualify for or realize tax-credit incentives;
o	Achievement of cost savings from system implementations; and
o	Replacement of lost revenue from expiring or terminated arrangements.
●	ERA/RA and RT volume realization risk, including the ability of Tax Providers to successfully market and deliver expected volumes.
●	RPS’ largest segment marketer-servicer’s ability to meet minimum contractual average deposit thresholds to earn revenue share payments.
●	Qualification for future R&D federal tax credits.

Technology, Cybersecurity, and Compliance Risks

●	Technology and cybersecurity risk, including internal control deficiencies, system failures, cyberattacks, data breaches, business continuity issues, and third-party service disruptions.
●	Ability to maintain the security of financial, accounting, technology, data processing, and operational systems, including resilience against unauthorized access or system failures.
●	Ability to withstand disruptions caused by failures of third-party systems or vendors.
●	Effectiveness of the Company’s risk management and governance framework, including internal control environment, disclosure controls, AML/OFAC compliance, third-party risk management and Board and audit committee of the Board oversight.
●	Data privacy and regulatory compliance risk, including evolving federal and state privacy laws (such as GLBA, CCPA, CPRA) and potential for regulatory penalties or reputational harm.

Environmental, Social, and Geopolitical Risks

●	Operational disruptions from natural disasters, pandemics, climate-related physical risks, and sustainability-related reputation or regulatory concerns.
●	Exposure to climate-related transition risks, including regulatory shifts, carbon pricing, and potential stranded asset exposures.
●	Geopolitical and supply chain risk, including trade tensions, regional conflicts, and disruptions to vendor or operational continuity.

Other Risks

●	Other risks and uncertainties reported from time to time in the Company’s reports with the SEC, including in Part I Item 1A “Risk Factors.”

PART I

Item 1. Business.

OVERVIEW

The consolidated financial statements included in this report include the accounts of Republic Bancorp, Inc. and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this report, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc. and, where the context requires, Republic Bancorp, Inc. and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as its wholly owned subsidiary, RBT Insurance Agency LLC. The Company dissolved Republic Insurance Services, Inc., its former insurance captive subsidiary, in 2023. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is an FHC headquartered in Louisville, Kentucky, which is the most populous city in Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products and services through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its geographical market footprint where it has physical locations, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S.

The principal business of Republic is directing, planning, and coordinating the business activities of the Bank. The financial condition and results of operations of Republic are primarily dependent upon the results of operations of the Bank. As of December 31, 2025, Republic had total assets of $7.04 billion, total loans of $5.45 billion, total deposits of $5.20 billion, and total stockholders’ equity of $1.10 billion. Based on total assets as of December 31, 2025, Republic ranked as the second largest Kentucky-based FHC. The executive offices of Republic are located at 601 West Market Street, Louisville, Kentucky 40202, telephone number (502) 584-3600. The Company’s website address is www.republicbank.com.

AVAILABLE INFORMATION

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge through its website, https:republicbank.q4ir.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company also uses its Investor Relations website to disclose material non-public information and may use the site to satisfy its disclosure obligations under Regulation FD. Accordingly, the Company encourages investors, the media, and other interested parties to review the information posted on the Investor Relations website. The website address is provided for informational purposes only; it is not intended to be an active link. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference, unless that information is otherwise specifically referenced elsewhere in this report.

The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC.

Also available on the Company’s website are its Code of Conduct and Ethics, the charter of each active committee of the Board, and other materials outlining the Company's corporate governance practices. If the Company amends or grants a waiver of one or more of the provisions of its Code of Conduct and Ethics, the Company intends to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of the Company’s Code of Conduct and Ethics that apply to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting the required information on our corporate website at www.republicbank.com.

BUSINESS SEGMENTS

The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of December 31, 2025, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Banking Operations:

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint, with all products and services generally offered under the Company’s traditional RB&T brand. As of December 31, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities used to fund those assets. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, and short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Other sources of Traditional Banking income include service charges on consumer and commercial deposit accounts, mortgage banking income, debit and credit card interchange fee income, title insurance commissions, swap fee income and increases in the cash surrender value of BOLI.

Traditional Banking operating expenses consist primarily of salaries and employee benefits; technology, equipment, and communication; occupancy; interchange related expense; marketing and development; FDIC insurance expense; and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

Traditional Bank lending activities consist of the following:

Retail Mortgage Lending — Through its retail banking centers and its online Consumer Direct channel, the Bank originates single-family RRE loans and HELOCs which are typically indexed to Prime. In addition, the Bank originates HEALs through its retail banking centers. Such loans are generally collateralized by owner-occupied, RRE properties. For those loans originated through the Bank’s retail banking centers, the collateral is predominately located in the Bank’s market footprint, while loans originated through its Consumer Direct channel are generally secured by owner-occupied collateral located within and outside of the Bank’s market footprint.

The Bank offers single-family, first-lien RRE ARMs with interest rate adjustments tied to the SOFR index with specified minimum and maximum adjustments. The Bank generally charges a premium interest rate for its ARMs if the property is nonowner-occupied. The interest rates on the majority of ARMs are adjusted after their fixed rate periods on an annual or semi-annual basis, with most having annual and lifetime limitations on upward rate adjustments to the loan. These loans typically feature amortization periods of up to 30 years and have fixed interest-rate periods generally ranging from five to seven years, with demand dependent upon market conditions. While there is no requirement for clients to refinance their loans at the end of the fixed-rate period, clients have historically done so the majority of the time, as most clients are interest-rate-risk averse on first-lien mortgage loans.

Single-family, first-lien RRE loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSR’s attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSR’s, are included as a component of the Company’s Traditional Banking segment, as discussed elsewhere in this report. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat NIM compression.

As part of the sale of loans with servicing retained, the Bank records MSR’s. MSR’s represent an estimate of the present value of future cash servicing income, net of estimated costs, which the Bank expects to receive on loans sold with servicing retained by the Bank. MSR’s are capitalized as separate assets. This transaction is posted to net gain on sale of loans, a component of noninterest income under “mortgage banking income” in the income statement. Management considers all relevant factors, in addition to pricing considerations from other servicers, to estimate the fair value of the MSR’s to be recorded when the loans are initially sold with servicing retained by the Bank. The carrying value of MSR’s is initially amortized in proportion to and over the estimated period of net servicing income. MSR amortization is recorded as a reduction to net servicing income.

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

The Bank does, on occasion, purchase single-family, first-lien RRE loans made to low-to-moderate income borrowers and/or secured by property located in low-to-moderate income areas, which assists the Bank in meeting its obligations under the CRA. In connection with loan purchases, the Bank receives various representations and warranties from the sellers regarding the quality and characteristics of the loans.

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

Credit opportunities are generally driven by the following: companies expanding their businesses; companies acquiring new businesses; and/or companies refinancing existing debt from other institutions. The Bank has a primary focus on C&I, CRE, and multi-family lending.

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

The Commercial Banking group focuses on small and medium-sized C&I and CRE owner-occupied opportunities. Borrowers are generally single-asset entities and loan sizes typically range from $1 million to $5 million. As with Corporate Banking, the primary underwriting considerations are cash flow projections (current and historical), quality of leases, financial capacity of sponsors, and collateral value of property financed. Interest rates offered are based on both fixed and variable interest-rate formulas.

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

Lease financing receivables, which are generally direct financing leases, are reported at their principal balance outstanding, including any lease residual amount, net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on the basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The transaction closed in February 2026 and the Company recorded a gain, net of broker commissions, of $6 million as a result of the sale in the first quarter of 2026. See additional discussion under the section titled “Recent Developments” of Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Consumer Lending — Traditional Banking consumer loans include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards originated to borrowers primarily located within the Bank’s market footprint or in an adjoining market. In 2024, the Traditional Bank ceased originating new consumer credit cards and sold its $5 million portfolio in the second quarter of 2025. Except for home equity loans, which are actively marketed in conjunction with single family, first lien RRE loans, other Traditional Banking consumer loan products while available, are not and have not been actively promoted in the Bank’s markets.

Aircraft Lending — Aircraft loans are typically made to purchase or refinance personal aircrafts, along with engine overhauls and avionic upgrades with borrowers across the U.S. Loans typically range between $200,000 and $4 million in size and have terms up to 20 years. The credit characteristics of an aircraft borrower are higher than a typical consumer in that they must demonstrate and indicate a higher degree of creditworthiness for approval.

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

See additional discussion regarding the Traditional Banking segment under the Footnote titled “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

(II)	Warehouse Lending segment

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien RRE loans. The credit facility enables the mortgage banking clients to close single-family, first-lien RRE loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse LOC for an average of 15 to 30 days. Advances for reverse mortgage loans and construction loans typically remain on the LOC longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual advance during the time the advance remains on the warehouse LOC and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

See additional discussion regarding the Warehouse Lending segment under the Footnote titled “Segment Information” of Part II Item 8 “Financial Statements and Supplementary Data.”

Republic Processing Group Operations:

Republic Processing Group consists of the Tax Refund Solutions, Republic Payment Solutions and Republic Credit Solutions segments.

(III)	Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers across the U.S., as well as through tax-preparation software providers that offer Republic Bank ERAs, RAs and RTs (collectively, the “Tax Providers”). The substantial majority of TRS’s business activity occurs during the first half of each year, while the second half of the year is characterized by limited revenue and costs associated with preparing for the upcoming tax season.

Contract Expiration:

As previously disclosed, the Company’s largest Tax Provider contract within TRS based on product volume expired in October 2025 and the Company did not enter into a new contract with this Tax Provider for the 2026 Tax Season (which began in December 2025).

ERAs/RAs originated through this Tax Provider represented approximately 67% of total ERA/RA dollars originated through TRS from December 2024 through February 2025. As a result, ERA/RA fee income attributable to this Tax Provider accounted for 61% of TRS’s total ERA/RA fee income for the 2025 calendar year, 88% for the fourth quarter of 2024 and 0% during the fourth quarter of 2025, respectively.

In addition, the Provision for ERAs/RAs originated through this Tax Provider represented 58% of TRS’s total ERA/RA Provision for the 2025 calendar year, 96% for the fourth quarter of 2024 and 0% for the fourth quarter of 2025, respectively.

Net RT revenue generated from this Tax Provider accounted for approximately 20% of TRS’s total net RT revenue for the 2025 calendar year. RT revenue recognized in the fourth quarter of any year is minimal, as the RT product is primarily earned and recognized during the first half of the year.

Management estimates that the TRS segment earned approximately $6 million of pre-tax net income from this expiring contract during the twelve month period from October 1, 2024 through September 30, 2025, which the Company considers to be TRS’s fiscal operating year. Management further estimates that the TRS segment earned approximately $13 million of pre-tax net income from this expiring contract for the 2025 calendar year.

Management does not believe that the net revenue from this Tax Provider will be replaced during the 2026 calendar year.

Refund Advances:

The RA loan product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024, 2025, and 2026 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Early Season Refund Advances:

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024, 2025 and 2026 Tax Seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees earned for ERAs/RAs as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 Tax Season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

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

Related to the overall credit losses on ERAs/RAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a given year could be higher than management’s predictions if tax refund payment patterns change materially between years.

In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises the ERA/RA product parameters. Changes in product parameters do not ensure positive results and could have an overall material negative impact on the performance of all ERA/RA product offerings and therefore on the Company’s financial condition and results of operations.

See additional discussion regarding the ERA/RA products under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote titled “Loans and Allowance for Credit Losses”

Refund Transfers:

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

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional POS purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional POS purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through RPS, the Bank participates in traditional money movement solutions including ACH transactions, wire transfers, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company did not share interest income revenue with its largest prepaid marketer-servicer for the year ended December 31, 2025, as minimum deposit balance thresholds were not met.

See additional discussion regarding the RPS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote titled “Segment Information”

(V)Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Ordinary gains or losses on the sale of RCS products are reported as a component of “Program fees.” Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for RCS’s LOC products, Installment loan product and Healthcare receivables products.

LOC Products:

Through the RCS segment, the Bank uses third-party service providers to originate two line-of-credit products (“LOC I” and “LOC II”) offered generally to subprime or near-prime borrowers across multiple states. These service providers, operating under the Bank’s oversight and supervision, perform certain marketing, servicing, technology, and support functions. In addition, a separate third-party provides customer support, servicing, and other operational services on the Bank’s behalf. The Bank is the lender for both products and is marketed as such. The Bank establishes and controls the loan terms and underwriting guidelines and exercises consumer-compliance oversight over each product. The Bank sells participation interests in these products as follows:

●	LOC I – The Bank sells a 90% participation interest in advances made to borrowers, generally three business days after funding the associated advances. Although the Bank retains a 10% participation interest in each advance, it retains 100% ownership of the underlying LOC I account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

●	LOC II – The Bank sells a 95% participation interest in advances made to borrowers, generally three business days after funding the associated advances. Although the Bank retains a 5% participation interest in each advance, it retains 100% ownership of the underlying LOC II account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Installment Loan Product:

Through the RCS segment, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loan product. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Healthcare Receivables Products:

Through the RCS segment, the Bank originates healthcare receivables products across the U.S. through three different third-party service providers. For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default. For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment loan product are reported as noninterest income under “Program fees.”

See additional discussion regarding the RCS segment under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote titled “Segment Information”

HUMAN CAPITAL

As of December 31, 2025, Republic had 973 FTE employees, consisting of 963 full-time and 20 part-time employees. None of the Company’s employees are subject to a collective bargaining agreement, and Republic has never experienced a work stoppage. Management strives to be an employer of choice and believes that it has had and continues to have good employee relations.

Attracting and retaining talented employees is essential to the Company’s ability to execute its strategy and compete effectively. The Company values the diverse talents, backgrounds, and experiences that each employee brings to the organization and recognizes that its long-term success depends on cultivating a workforce that is engaged, capable, and well supported. To that end, the Company strives to provide an environment that promotes personal well-being, professional fulfillment, and meaningful opportunities for career development. The Company is proud to be an Equal Opportunity Employer and enforces those values consistently throughout the organization. In alignment with applicable federal, state, and local laws, the Company prohibits discrimination in hiring, promotion, compensation, and all other employment practices on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, mental disability, genetics, veteran status, sexual orientation, or any other protected characteristic. The Company is committed to fostering a workplace that is inclusive, respectful, and supportive, where all employees feel empowered to contribute and succeed.

Management promotes its core values by prioritizing employee well-being, supporting long-term career development, offering competitive compensation, and maintaining flexible work arrangements. To attract and retain a high-quality workforce, the Company provides a comprehensive suite of benefits and programs, including:

●	A defined retirement contribution with a company match;
●	An employee stock purchase plan that enables employees to acquire Company stock at a discounted market price;
●	Medical, dental, and vision insurance, along with flexible spending and health savings account options;
●	Wellness programs and activities designed to encourage and reward healthy behaviors;
●	An employee assistance program offering mental-health benefits and access to professional counselors for a variety of needs;
●	Company-paid life insurance and a broad selection of voluntary supplemental insurance plans;
●	Short-term and long-term disability coverage;
●	Merit-based incentive compensation;
●	Paid time off and parental leave benefits;
●	Employee recognition and reward programs;
●	A management training program focused on developing future talent;
●	Tuition assistance and educational reimbursement opportunities;
●	Access to a variety of internal and external professional training courses;
●	An employee home-ownership program;
●	An employee fitness reimbursement program; and
●	Access to associate-led, voluntary Business Resource Groups that support diversity, inclusion, networking, and cross-organizational collaboration.

The safety, health, and wellness of Republic’s employees is considered a top priority. The Company promotes a healthy and supportive work environment by encouraging work-life balance, offering flexible work schedules, and striving to maintain employee healthcare premiums at competitive levels relative to the local market. In addition, the Company supports employee well-being through a range of programs and resources, including wellness initiatives, mental-health support offerings, and access to employee assistance services.

Republic also places significant emphasis on maintaining a strong ethical culture. To reinforce its corporate values, the Company communicates expectations for ethical conduct clearly and consistently through multiple channels, including regular town hall meetings, senior leadership updates, and internal communications. These efforts are designed to ensure that employees understand and adhere to the highest standards of integrity, professionalism, and accountability in all aspects of their work.

INFORMATION REGARDING EXECUTIVE OFFICERS

See Part III, Item 10. “Directors, Executive Officers and Corporate Governance” for information about the Company’s executive officers.

SEASONALITY OF BUSINESS

Core Banking operations are not materially affected by seasonal factors. Demand for the Bank’s core products and services—including commercial and consumer lending, deposit accounts, and treasury management services—has historically remained relatively stable throughout the year. Although certain business lines may experience predictable but immaterial seasonal variations, such as higher consumer spending and payment activity during the fourth quarter or increased mortgage and Warehouse lending origination volumes during spring and summer months, these fluctuations have not had a material impact on the Bank’s consolidated financial condition, results of operations, or liquidity.

Customer deposit activity may reflect limited seasonal behaviors, including tax-related outflows during the first half of the year and year-end liquidity management by commercial clients. These patterns have been consistent and not significant to the Bank’s overall funding profile.

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers across the U.S., as well as through tax-preparation software providers that offer Republic Bank ERAs, RAs and RTs (collectively, the “Tax Providers”). The substantial majority of TRS’s business activity occurs during the first half of each year, while the second half of the year is characterized by limited revenue and costs associated with preparing for the upcoming tax season.

COMPETITION

I.	Traditional Banking segment

The Traditional Bank encounters intense competition in its market footprint in originating loans, attracting deposits, and selling other banking-related financial services. The deregulation of the banking industry, the ability to create financial services holding companies to engage in a wide range of financial services other than banking, and the widespread enactment of state laws that permit multi-bank BHC’s, as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial institutions. In one or more aspects of the Bank’s business, the Bank competes with local and regional retail and commercial banks, savings banks, credit unions, finance companies, mortgage companies, FinTech companies, and other financial intermediaries operating in Kentucky, Indiana, Florida, Tennessee, Ohio, and other states where the Bank offers its products. The Bank also competes with insurance companies, consumer finance companies, investment banking firms, and mutual fund managers. Some of the Company’s competitors are not subject to the same degree of regulatory review and restrictions that apply to the Company and the Bank. Many of the Bank’s primary competitors, some of which are affiliated with large BHC’s or other larger financial based institutions, have substantially greater resources, larger established client bases, higher lending limits, more extensive banking center networks, numerous ATMs or ITMs, and greater advertising and marketing budgets. They may also offer services that the Bank does not currently provide. These competitors attempt to gain market share through their financial product mix, pricing strategies, and banking center locations. Legislative developments related to interstate branching and banking in general, by providing large banking institutions easier access to a broader marketplace, can act to create more pressure on smaller financial institutions to consolidate. It is anticipated that competition from both bank and non-bank entities will continue to remain strong in the near future.

The Bank competes for customers by offering convenient branch locations, ATMs, ITMs, flexible operating hours, competitive interest rates, a broad range of services, and robust digital capabilities such as internet and mobile banking. Its diverse lending products and competitive fee structure also play key roles in attracting and retaining clients. The Bank believes that personalized service remains a primary differentiator within its competitive markets. Personalized service at the Bank extends beyond traditional customer interaction and reflects a deliberate strategy to understand and respond to the unique financial goals, preferences, and circumstances of individual clients and local businesses. Relationship managers and front-line staff are trained to provide attentive, initiative-taking support, including tailored product recommendations, timely problem resolution, and consistent follow-up to ensure client satisfaction. The Bank believes that its focus on delivering highly personalized service combined with its strong local presence and community-banking philosophy will continue to strengthen its competitive position within its market footprint.

The financial services industry continues to undergo rapid technological transformation, driven by the frequent introduction of new digital products, delivery channels, and customer-facing innovations. These developments include advanced mobile payment capabilities, digital wallets, contactless transaction technologies, person-to-person payment platforms, and emerging digital currencies, all of which provide consumers with alternative ways to make payments, access funds, or manage their financial lives.

In recent years, competitive pressures have intensified as non-bank institutions—particularly financial technology companies, or Fin-techs—have expanded their presence in the marketplace. Many of these providers offer bank-like products or services, including payments, lending, deposit-like stored-value accounts, and money-movement solutions, while operating outside the regulatory frameworks applicable to domestic banks and bank holding companies. This creates competitive challenges, as such entities may be able to innovate and bring products to market more quickly, operate with lower regulatory compliance costs, or tailor user experiences in ways that differentiate them from traditional financial institutions.

As technological innovation accelerates and Fin-tech providers continue to broaden their offerings, the Company expects competition to remain strong across consumer banking, commercial banking, and payments-related services. The Company monitors these developments closely and continues to invest in digital capabilities, cybersecurity, fraud prevention, and operational infrastructure to maintain its competitive position and meet evolving customer expectations.

II.	Warehouse Lending segment

The Bank faces strong competition from financial institutions across the U.S. for mortgage banking clients in need of warehouse lines of credit. Competitors may have substantially greater resources, larger established client bases, higher lending limits, and different underwriting standards or oversight requirements that could be viewed more favorably by some clients. A few or all of these factors can lead to a competitive disadvantage to the Company when attempting to retain or grow its Warehouse Lending client base.

III.	Tax Refund Solutions segment

The TRS segment encounters direct competition for RT and RA market share from a limited number of banks in the industry. The Bank promotes these products to Tax Providers using various revenue-share and pricing incentives, as well as product features and overall service levels.

IV.	Republic Payment Solutions segment

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

V.Republic Credit Solutions segment

The small-dollar consumer loan industry is highly competitive. Competitors include, but are not limited to, billers who accept late payments for a fee, overdraft privilege programs of other banks and credit unions, payday lenders, and Fin-tech companies.

New entrants to the small-dollar consumer loan market must successfully implement underwriting and fraud prevention processes, overcome consumer brand loyalty, and have sufficient capital to withstand early losses associated with unseasoned loan portfolios. In addition, there are substantial regulatory and compliance costs, including the need for expertise to customize products associated with licenses to lend in various states across the U.S.

REGULATION AND SUPERVISION

The Company and the Bank are separate and distinct entities and are subject to extensive federal and state banking laws and regulations, which establish a comprehensive framework of activities in which the Company and the Bank may engage. These laws and regulations are primarily intended to provide protection to depositors and the DIF, not stockholders. The Company, as a public reporting company, is also subject to various federal securities laws and regulations. Because the Company’s Class A Common Stock is listed on the NASDAQ, the Company is subject to NASDAQ’s rules for listed companies.

As an umbrella supervisor, the FRB requires that FHCs operate in a safe and sound manner so that their financial condition does not threaten the viability of affiliated depository institutions. The FRB conducts periodic examinations to review the Company’s compliance with various legal and safety and soundness requirements, which directly impact the Bank.

The Bank is a Kentucky-chartered commercial banking and trust corporation that is not a member of the Federal Reserve System, and as such it is subject to supervision and regulation by the FDIC and the KDFI. The Bank operates physical locations in Florida, Indiana, Kentucky, Ohio, and Tennessee and originates and purchases loans on a national basis. All deposits, subject to regulatory prescribed limitations, held by the Bank are insured by the FDIC. The Bank is subject to the restrictions and requirements of potential enforcement actions and examinations by the FDIC and KDFI. The Bank is a member of the FHLB system. As a member of the FHLB system, the Bank must also comply with applicable regulations of the Federal Housing Finance Agency. Regulation and supervision by each of these agencies is intended primarily for the protection of the Bank’s depositors and the DIF and not for the benefit of the Company’s stockholders. The Bank’s activities are also regulated under federal and state consumer protection laws applicable to the Bank’s lending, deposit, and other activities. An adverse ruling or finding against the Company or the Bank under these laws could have a material adverse effect on the Company’s results of operations.

The Company and the Bank are also subject to the regulations of the CFPB. The CFPB has consolidated rules and orders with respect to consumer financial products and services and has substantial power to define the rights of consumers and responsibilities of lending institutions, such as the Bank. The CFPB does not, however, examine or supervise the Bank for compliance with such regulations; rather, based on the Bank’s size (less than $10 billion in assets), enforcement authority remains with the FDIC and the KDFI although the Bank may be required to submit reports or other materials to the CFPB upon its request. Notwithstanding jurisdictional limitations set forth in the Dodd-Frank Act, the CFPB and federal banking regulators may endeavor to work jointly on supervision matters. The CFPB has recently been the target of intense scrutiny from the current Presidential administration, which has indicated a desire to dismantle, or significantly reform, the agency, one which it perceives as lacking sufficient supervision and regularly exceeding its statutory authority. The future structure, operation, and authority of the CFPB, as well as its fate, are currently uncertain and cannot be predicted.

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

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere in this report. The description of statutory provisions and regulations applicable to banks and their holding companies set forth in this report does not purport to be a complete description of such statutes and regulations. The description of these statutes and regulations and their effect on the Company and the Bank are qualified in their entirety by reference to the actual laws and regulations.

The Dodd-Frank Act

The Dodd-Frank Act, signed into law in 2010, introduced extensive and complex regulatory reforms impacting the banking industry. Key provisions include, but are not limited to:

●	Creation of the CFPB, which has oversight of federal consumer protection laws and regulations and oversees banks with assets of $10 billion or greater while issuing and maintaining regulations applicable to all banks;
●	Establishment of Federal Reserve authority to determine debit-card interchange fee standards;
●	Enhanced regulation of derivatives and other complex financial instruments;
●	Phase-out of certain forms of trust-preferred securities and hybrid instruments previously eligible for inclusion in regulatory capital; and
●	Increases to FDIC deposit-insurance coverage, revised methodologies for calculating deposit-insurance premiums, and numerous additional measures designed to strengthen financial-institution regulation, enhance oversight of non-bank financial entities, and improve depositor protection.

The EGRRCPA and its implementing regulations rolled back several Dodd-Frank Act requirements for community banks with total consolidated assets of less than $10 billion, such as the Bank. As a result of exemptions within the Dodd-Frank Act, the EGRRCPA, and related regulations, the Company and the Bank are not subject to several significant provisions of Dodd-Frank Act, including:

●	The Durbin Amendment, which would otherwise cap interchange fees on debit-card transactions;
●	The Volcker Rule, which would otherwise restrict certain investment and proprietary trading activities; and
●	Heightened regulatory capital requirements applicable to larger or more complex banking organizations.

The Company

Source of Strength Doctrine — The Dodd-Frank Act codified the FRB’s longstanding “source of strength” doctrine, a policy that bank holding companies act as a source of strength to their insured depository institution subsidiaries by providing capital, liquidity, and other support in times of distress. FRB policies and regulations also prohibit BHC’s from engaging in unsafe and unsound banking practices. The FDIC and the KDFI have similar restrictions with respect to the Bank. Under the Dodd-Frank Act and in line with prior FRB policy, a BHC is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit resources for their support. Providing financial support of this nature could restrict the Company’s ability to pay dividends and may be required at times when the Company may not be inclined to provide it. A BHC may also be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary and any applicable cross-guarantee provisions that may apply to the BHC. In addition, any capital loans by the Company to its bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a BHC’s bankruptcy, any commitment by the BHC to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The Change in Bank Control Act generally requires the approval of the appropriate federal banking regulatory agency before any person can acquire control of a bank or BHC. An acquisition of control occurs if, immediately after a transaction, the acquiring person directly or indirectly owns, controls, or holds with the power to vote 25% or more of the outstanding shares of any class of voting securities of the bank or BHC. Additionally, control is refutably presumed to exist if, immediately after a transaction, the acquiring person owns, controls, or holds with the power to vote 10% or more of any class of voting securities of an institution and (i) the institution has registered securities under Section 12 of the Exchange Act or (ii) no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction.

Financial Activities — The Company is an FHC. A BHC may elect to become an FHC if it and each of its banking subsidiaries is well capitalized, is professionally managed and has at least a “Satisfactory” rating under the CRA. The failure to continue to meet such requirements could result in material restrictions on the activities of the Company and may also adversely affect the Company’s ability to enter into certain transactions (including mergers and acquisitions) or obtain necessary approvals in connection therewith, as well as the loss of FHC status. If restrictions are imposed on the activities of an FHC, such information may not necessarily be available to the public.

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

Safety and Soundness — The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure and market risk; (v) asset growth; (vi) asset quality; (vii) earnings; (viii) capital; (ix) management; (x) liquidity; and (xi) compensation and benefits. These guidelines set forth safety and soundness standards that the federal banking regulatory agencies use to identify and address problems at FDIC insured institutions before capital becomes impaired. If the FDIC determines that the Bank fails to meet any standard prescribed by these guidelines, the FDIC may require the Bank to submit to it an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans in response to any such determination.

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

Restrictions on Affiliate Transactions and Loans to Insiders — Transactions between the Bank or its subsidiaries and affiliates (including the Company), and in some cases the Bank’s correspondent banks, are subject to FDIC regulations, the FRB’s Regulations O and W, and Sections 23A, 23B, 22(g), and 22(h) of the Federal Reserve Act. In general, these transactions must be on terms and conditions that are consistent with safe and sound banking practices and substantially the same, or at least as favorable to the Bank or its subsidiaries, as those for comparable transactions with non-affiliated parties. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank or its subsidiaries may engage in with each individual affiliate and with all affiliates in the aggregate. Limitations are also imposed on loans and extensions of credit by a bank to its executive officers, directors, and principal stockholders and each of their related interests. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions.

The FRB promulgated Regulation W to implement Sections 23A and 23B of the Federal Reserve Act. This regulation contains many of the foregoing restrictions and addresses derivative transactions, overdraft facilities, and other transactions between a bank and its non-bank affiliates.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets — Bank regulators may declare a dividend payment to be unsafe and unsound even if the Bank continues to meet its capital requirements after the dividend. Dividends paid by the Bank substantially provide all of the Company’s operating funds. Regulatory requirements limit the amount of dividends that may be paid by the Bank. Under applicable federal regulations, the Bank generally cannot pay a dividend if the Bank is not adequately capitalized or if, after paying the dividend, the Bank would be undercapitalized. Under applicable federal capital adequacy guidelines, banks are also subject to dividend limitations and restrictions if they fail to maintain an appropriate capital conservation buffer.

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

FDIC Deposit Insurance Assessments — All Bank deposits are insured to the maximum extent permitted by the DIF. Insured Bank deposits are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the DIF.

The FDIC assesses all banks quarterly. A bank’s assessment base and assessment rates are determined quarterly and are risk-based. For “small” banks, such as the Bank, individual assessment rates are individually assigned based on the FDIC’s financial ratios method that estimates the probability of a bank’s failure over three years using financial data and a weighted-average of the bank’s CAMELS component ratings, subject to adjustment. CAMELS composite ratings are used to set minimum and maximum assessment rates. The assessment base consists of average consolidated total assets minus average tangible equity. Management cannot predict what insurance assessment rates will be in the future.

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

Anti-Money Laundering and Related Laws — The Company and the Bank are subject to federal laws that are designed to counter money laundering and terrorist financing and transactions with persons, companies, or foreign governments sanctioned by the U.S. These laws include the BSA, the Money Laundering Control Act, the AML Act of 2020, the Corporate Transparency Act, and the U.S Patriot Act, as administered by the U.S. Treasury Department’s Financial Crimes Enforcement Network. These laws obligate depository institutions and broker-dealers to verify their customers’ identity, conduct customer due diligence, report on suspicious activity, file reports of certain transactions in currency, and conduct enhanced due diligence on certain accounts. The U.S. Treasury Department’s OFAC prohibits persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these AML and anti-terrorist financing obligations.

Failure to comply with these laws or maintain an adequate compliance program can lead to significant monetary penalties and reputational damage. Additionally, federal banking regulatory agencies evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve, among other things, a proposed bank merger, acquisition, restructuring, or other expansionary activity.

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

CRA Final Rule — In July 2025, the federal banking agencies issued a notice of proposed rulemaking to rescind the October 2023 final CRA modernization rule and reinstate the prior CRA regulatory framework. The October 2023 rule had remained stayed due to a preliminary injunction, and therefore the previously existing framework has continued to apply.

Privacy and Data Security — The FRB, FDIC, other bank regulatory agencies, and states have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its Board or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. If the Bank fails to properly safeguard customer information or is the subject of a successful cyber-attack, it could result in material fines and/or liabilities that could materially affect the Company’s results of operations. Additionally, in November 2021, the FRB, FDIC, and Office of the Comptroller of the Currency issued a joint final rule establishing computer-security incident notification requirements for banking organizations and their bank service providers. Banking organizations are required to satisfy specified consumer notice requirements if certain computer-security incidents occur, including incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the organization’s (i) ability to carry out banking operations, activities, or processes, or deliver banking products and services to a material portion of its customer base, in the ordinary course of business, (ii) business lines, including associated operations, services, functions, and support, that upon failure would result in a material loss of revenue, profit, or franchise value, or (iii) operations the failure or discontinuance of which would pose a threat to the financial stability of the U.S.

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

Federal Home Loan Bank System — The FHLB offers credit to its members, which include savings banks, commercial banks, insurance companies, credit unions, and other entities. The FHLB system is currently divided into eleven federally chartered regional FHLBs that are regulated by the Federal Housing Finance Agency. The Bank is a member and owns capital stock in the FHLB Cincinnati. The amount of capital stock the Bank must own to maintain its membership depends on its balance of outstanding advances. It is required to acquire and hold shares in an amount at least equal to 1% of the aggregate principal amount of its unpaid single-family, RRE loans and similar obligations at the beginning of each year, or 1/20th of its outstanding advances from the FHLB, whichever is greater. Advances are secured by pledges of loans, mortgage backed securities, and capital stock of the FHLB. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program. The Bank began selling loans to the Mortgage Purchase Program during 2024.

In the event of a default on an advance, the FHLB Act establishes priority of the FHLB’s claim over various other claims. If an FHLB falls below its minimum capital requirements, the FHLB may seek to require its members to purchase additional capital stock of the FHLB. If problems within the FHLB system were to occur, it could adversely affect the pricing or availability of advances, the amount and timing of dividends on capital stock issued by FHLB Cincinnati to its members, or the ability of members to have their FHLB capital stock redeemed on a timely basis. Congress continues to consider various proposals that could establish a new regulatory structure for the FHLB system, as well as for other government-sponsored entities. The Bank cannot predict at this time which, if any, of these proposals may be adopted or what effect they would have on the Bank’s business.

Federal Reserve System — Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The Bank is in compliance with the foregoing reserve requirements as of the date of this report. Required reserves must be maintained in the form of vault cash, a depository account at the FRB, or a pass-through account as defined by the FRB. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the FDIC. The Bank is also authorized to borrow from the FRB discount window.

Loans to One Borrower — Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of the Bank’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus.

Capital Adequacy Requirements

Capital Guidelines — The Company and the Bank are subject to regulatory capital requirements established under the Basel III framework, as administered by federal banking regulators. These regulations measure capital adequacy within a framework that links required capital levels to the risk profiles of individual financial institutions. Failure to meet minimum capital requirements can trigger certain mandatory, and potentially additional discretionary, regulatory actions—including prompt corrective action described below—which could materially impact the Company’s financial condition and results of operations.

Under the capital adequacy guidelines and the prompt corrective action framework, the Company and the Bank must satisfy specific quantitative capital standards that consider the levels and risk characteristics of their assets, liabilities, and certain OBS exposures, as measured under regulatory accounting practices. In addition to these quantitative measures, regulators may apply qualitative judgment when assessing capital adequacy, including evaluating capital composition, risk weightings, and other supervisory factors.

As of the date of this report, banking regulators have categorized the Bank as well-capitalized. Consistent with Basel III regulatory standards, a bank is considered well-capitalized if it maintains a Total Risk-Based Capital ratio of at least 10.0%, a Common Equity Tier 1 Risk-Based Capital ratio of at least 6.5%, a Tier 1 Risk-Based Capital ratio of at least 8.0%, and a Tier 1 Leverage ratio of at least 5.0%. Additionally, to avoid limitations on capital distributions—including dividend payments and certain discretionary bonus payments to executive officers—the Company and the Bank must maintain a capital conservation buffer of 2.5%, composed entirely of Common Equity Tier 1 capital, above the minimum risk-based capital requirements.

As of December 31, 2025 and 2024, the Company’s consolidated and Bank capital ratios* were as follows:

	2025		2024
Years Ended December 31, (in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,144,661	17.79%	$1,042,149	16.98%
Republic Bank & Trust Company	1,079,675	16.80	989,800	16.14

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,064,167	16.54%	$965,243	15.73%
Republic Bank & Trust Company	999,248	15.55	912,968	14.89

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,064,167	16.54%	$965,243	15.73%
Republic Bank & Trust Company	999,248	15.55	912,968	14.89

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,064,167	15.11%	$965,243	14.07%
Republic Bank & Trust Company	999,248	14.17	912,968	13.29

* The Company and the Bank elected in 2020 to defer the regulatory capital impact of adopting CECL. The deferral period spanned five years and allowed 100% of the estimated CECL impact to be deferred during the first two years, followed by a phased-in recognition over the subsequent three years. Absent this election, the Company’s regulatory capital ratios as of December 31, 2024 would have been approximately 3 bps lower than the ratios presented in the table above.

CBLR Framework — The EGRRCPA simplified certain regulatory capital requirements for qualifying financial institutions and holding companies with total consolidated assets of less than $10 billion. Among other provisions, the EGRRCPA directed the federal banking agencies to establish a CBLR framework for such institutions with an appropriate risk profile. The statute required that the CBLR be set at a minimum of not less than 8% and not more than 10%.

In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework, establishing a CBLR of 9%. Under this rule, the CBLR is generally calculated as Tier 1 capital divided by average total consolidated assets, reduced by amounts deducted from Tier 1 capital. Effective January 1, 2020, a qualifying community banking organization that elects to use the CBLR framework is deemed to have satisfied the generally applicable risk-based and leverage capital requirements, the capital thresholds required to be considered “well capitalized” under the prompt corrective action framework, and any other applicable capital or leverage requirements, provided it maintains a CBLR greater than 9%.

In November 2025, the federal banking agencies issued a notice of proposed rulemaking proposing to lower the CBLR to 8% and make certain other modifications to the CBLR framework; however, there can be no assurance that a final rule lowering the CBLR will be issued by the federal banking agencies.

A qualifying community banking organization must:

●	Be a non-advanced approaches banking organization;
●	Maintain a leverage ratio greater than 9%;
●	Have total consolidated assets of less than $10 billion;
●	Have total off-balance-sheet exposures (excluding certain derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
●	Have total trading assets and total trading liabilities of 5% or less of total consolidated assets.

While the Company believes it meets the criteria to qualify under the CBLR framework, it has not elected to opt into the CBLR framework.

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

Governmental Policies

The Bank’s earnings depend significantly on the spread between interest earned on loans and investments and the interest paid on deposits and other borrowings. The yields on interest-earning assets and the rates paid on interest-bearing liabilities are sensitive to changes in prevailing market interest rates. As a result, the Bank’s earnings and growth are influenced by general economic conditions, federal fiscal policy, and the actions of regulatory agencies—particularly the FRB, which establishes national monetary policy. The timing and effect of future fiscal or monetary policy changes cannot be predicted.

Commercial banks, including the Bank, are also affected by the credit policies of regulatory authorities such as the FRB. A key function of the FRB is to regulate the supply of bank credit. The FRB uses various monetary policy tools—including open market operations in U.S. Government securities, adjustments to reserve requirements, changes in the discount rate on bank borrowings, and limits on interest rates payable on deposits—to influence the growth of bank loans, investments, and deposits, as well as the interest rates charged on loans, earned on investments, and paid on deposits.

More broadly, the monetary and fiscal policies of federal regulatory authorities affect the banking industry as a whole. Through changes in reserve requirements, open market operations, and adjustments to the discount rate, the FRB affects the cost and availability of funds for lending and investing. Future changes in interest rates, deposit levels, or loan demand—and their impact on the Company’s or the Bank’s business, results of operations, or earnings—cannot be predicted.

Future Regulatory and Legislative Initiatives

Future changes in laws and regulations affecting the Company or the Bank are inherently uncertain and could impact operations or profitability. Congress and various state legislatures regularly consider proposals that could alter the regulatory framework, competitive landscape, or structure of financial institutions. It is not possible to predict whether, or in what form, these proposals or other regulatory initiatives will be adopted, the impact they may have on the financial services industry, or how they may affect the Company’s business, financial condition, or results of operations.

STATISTICAL DISCLOSURES

The statistical disclosures required by Part I Item 1 “Business” are located under Part I Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 1A.Risk Factors.

Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock, however, the Company’s Class B Common Stock is fully convertible into the Company’s publicly-traded Class A Common Stock on a one-for-one basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in Republic’s common stock is subject to risks inherent in its business. There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. The following are the material risk factors that impact the Company of which it is currently aware. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition, and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

For information regarding forward-looking statements, see the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Republic’s Business and Industry

ECONOMIC, INTEREST RATE, AND LIQUIDITY RISKS

Fluctuations in interest rates could reduce profitability. The Bank’s asset/liability management strategy may not be able to prevent changes in interest rates from having a material adverse effect on financial condition and results of operations. The Bank’s primary source of income is from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. The Bank expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities, meaning that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa. In either event, if market interest rates move contrary to the Bank’s balance sheet position, earnings may be negatively affected.

Inversion of the interest rate yield curve may reduce profitability. Changes in the slope of the “yield curve,” or the spread between short-term and long-term interest rates, could reduce the Bank’s NIM. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s interest-bearing liabilities tend to be shorter in duration than its interest-earning assets, when the yield curve flattens or even inverts, the Bank’s NIM generally decreases, as its cost of funds rises higher and at a faster pace than the yield on its interest-earning assets. A rise in the Bank’s cost of interest-bearing liabilities without a corresponding increase in the yield on its interest-earning assets would have an adverse effect on the Bank’s NIM and overall results of operations.

The Bank may be compelled to offer market-leading interest rates to maintain sufficient funding and liquidity levels. The Bank has traditionally relied on client deposits (with approximately 8% of deposits concentrated with the Bank’s top 20 depositors as of December 31, 2025), brokered deposits, and advances from the FHLB to fund operations. Such traditional sources may be unavailable, limited, or insufficient in the future. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled or curtailed, such as its borrowing line at the FHLB, or if the Bank cannot obtain brokered deposits, the Bank may be compelled to offer market-leading interest rates to meet its funding and liquidity needs. Obtaining funds at market-leading interest rates would have an adverse impact on the Company’s net interest income and overall results of operations.

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

The proportion of Republic’s deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk and earnings risks in times of financial distress. Historically, uninsured deposits have been less stable than insured deposits. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Company estimates that 41% of its total deposits as of December 31, 2025, were uninsured as they were above the FDIC’s insurance limit. If a sizable portion of these uninsured deposits were to be withdrawn within an abbreviated period of time such that additional sources of funding would be required to meet withdrawal demands, the Bank may be unable to obtain funding at favorable terms or obtain funding at all, which may have an adverse effect on its NIM. Moreover, obtaining adequate funding to meet the Bank’s deposit obligations may be more challenging during periods of elevated prevailing interest rates. The Bank’s ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. If the Bank had to rely more on higher-cost wholesale borrowings to fund a loss of deposits, it could materially, negatively impact the Company’s results of operations.

Prepayment of loans may negatively impact the Bank’s financial condition and results of operations. The Bank’s clients may prepay the principal amount of their outstanding loans at any time. The speeds at which such prepayments occur, as well as the size of such prepayments, are within the Bank’s clients’ discretion. If clients prepay the principal amount of their loans, and the Bank is unable to lend those funds to other clients or invest the funds at the same or higher interest rates, the Bank’s interest income will be reduced. A significant reduction in interest income would have a negative impact on the Bank’s financial condition and results of operations.

CREDIT RISKS

RAs represent a significant credit risk, and if the Bank is unable to collect a sizable portion of its RAs, it would materially, negatively impact the Company’s financial condition and results of operations. There is credit risk associated with an RA because the funds are disbursed to the taxpayer customer prior to the Bank receiving the taxpayer customer’s refund as claimed on the return. Management annually reviews and revises its RAs underwriting criteria. These changes in the RAs underwriting criteria do not ensure positive results and could have an overall material negative impact on the performance of the RA and therefore on the Company’s financial condition and results of operations.

Because there is no recourse to the taxpayer customer if the RA is not paid off by the taxpayer customer’s tax refund, the Bank must collect all of its payments related to RAs through the refund process. Losses will generally occur on RAs when the Bank does not receive payment due to several reasons, such as IRS revenue protection strategies, including audits of returns, errors in the tax return, tax return fraud, and tax debts not previously disclosed to the Bank during its underwriting process. The Bank’s underwriting during the RA approval process takes these factors into consideration based on prior years’ payment patterns, such that if the IRS significantly alters its revenue protection strategies, if refund payment patterns for a given tax season meaningfully change, if the federal government fails to timely deliver refunds, or if the Bank is incorrect in its underwriting assumptions, the Bank could experience higher loan loss provisions above those projected. The Provision is a significant determining factor of the RPG division’s overall net earnings.

In addition, as a result of 2015 PATH Act, the federal government mandates that tax refunds for tax returns with certain characteristics cannot receive their corresponding refunds before February 15th each year. Substantially all the tax returns driving TRS’s product volume meet the criteria of those subject to this later funding under the PATH Act. These funding delays effectively restrict the Bank’s ability to make in-season modifications to its RA underwriting model based on then-current year tax refund funding patterns, because the substantial majority of all RAs are issued prior to February 15th. As a result, the underwriting criteria that TRS establishes for the RA product at the beginning of the tax season could have a material negative impact on the performance of the RA before mitigating revisions can be made.

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

Management’s changes to RPG product parameters could have a material negative impact on the performance of the RPG products. In response to changes in the legal, regulatory, and competitive environment, management annually reviews and revises RPG product parameters. Further changes in product parameters do not ensure positive results and could have an overall material negative impact on the performance of the product and therefore on the Company’s financial condition and results of operations.

The ACLL could be insufficient to cover the Bank’s actual loan losses. The Bank makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of its loans. In determining the amount of the ACLL, the Bank considers, among other factors, its historical loss and delinquency experience and prevailing economic conditions. If its assumptions are incorrect, the ACLL may not be sufficient to cover losses inherent in its loan portfolio, resulting in additions to its ACLL. In addition, regulatory agencies periodically review the ACLL and may require the Bank to increase its Provision or recognize further loan charge-offs. A material increase in the ACLL or loan charge-offs would have a material adverse effect on the Bank’s financial condition and results of operations.

Deterioration in the quality of the Traditional Banking loan portfolio may result in additional charge-offs, which would adversely impact the Bank’s financial condition and results of operations. When borrowers default on their loan obligations, it may result in lost principal and interest income and increased operating expenses associated with the increased allocation of management time and resources associated with collection efforts. In certain situations where collection efforts are unsuccessful or acceptable “work-out” arrangements cannot be reached or performed, the Bank may charge-off loans, either in part or in whole. Additional charge-offs will adversely affect the Bank’s financial condition and results of operations.

The Bank’s financial condition and results of operations could be negatively impacted to the extent the Bank relies on borrower information that is false, misleading, or inaccurate. The Bank relies on the accuracy and completeness of information provided by vendors, clients, and other parties in deciding whether to extend credit and/or enter into transactions with other parties. If the Bank relies on incomplete and/or inaccurate information, the Bank may incur additional charge-offs that adversely affect its financial condition and results of operations.

The Traditional Bank uses appraisals as part of the decision process to make a loan for, or secured by, real property. In addition, appraisals are used to value a loan if it becomes “collateral dependent” as a problem credit. Appraisals do not ensure the value of the real property collateral. As part of the new loan process or in valuing a collateral dependent problem credit, the Bank generally requires an independent third-party appraisal of the real property. An appraisal, however, is only an estimate of the value of the property at the time the appraisal is made. An error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral securing a loan may be less than supposed, and if a default occurs, the Bank may not recover the outstanding balance of the loan. Approximately 38% of the Traditional Bank’s portfolio is secured by RRE and 40% is secured by CRE properties as of December 31, 2025. Both of these loan types are heavily dependent upon third-party appraisals in the decision process. Additional charge-offs in either of these portfolios as a result of inaccurate appraisals could adversely affect the Bank’s financial condition and results of operations.

The Warehouse Lending business is subject to numerous risks that may have a material adverse impact on the Bank’s financial statements and results of operations. Risks associated with warehouse loans include, without limitation, (i) credit risks relating to the mortgage bankers that borrow from the Bank, including but not limited to bankruptcy, (ii) the risk of intentional misrepresentation or fraud by any of such mortgage bankers and their third-party service providers, (iii) changes in the market value of mortgage loans originated by the mortgage banker during the time in warehouse, the sale of which is the expected source of repayment of the borrowings under a warehouse LOC, or (iv) unsalable or impaired mortgage loans so originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the mortgage banker. Failure to mitigate these risks could have a material adverse impact on the Bank’s financial statements and results of operations.

The Bank holds a significant amount of BOLI, which creates credit risk relative to the insurers and liquidity risk relative to the product. The Bank holds BOLI on certain employees. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to the Bank if needed for liquidity purposes. The Bank continually monitors the financial strength of the various insurance companies that carry these policies. However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return the Bank’s cash surrender value. If the Bank needs to liquidate these policies for liquidity purposes, it would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

OPERATIONAL AND STRATEGIC RISKS

RPG products represent a significant operational risk, and RPG relies heavily on the accuracy and timeliness of data received from the Bank’s third-party marketers and service providers. To conduct its RPG businesses, the Bank must implement and test new systems, train associates for new products and changes to existing products, and process information and data received from third-party marketers and service providers. Due to the high volume of transaction activity across all the RPG product lines, the Bank relies heavily on the communications and information systems of the Bank, as well as the communications and information systems of its third-party providers to operate these products. Any failure, sustained interruption, or breach in security, including the cybersecurity, of these systems could result in failures or disruptions in client relationship management and other systems. If the Bank were unable to properly service this business as a result of inaccurate or untimely data from its third-party marketers and service providers, it could materially impact earnings.

RCS revenues and earnings are highly concentrated in its LOC products. The discontinuation of these LOC products, or a substantial change in the terms under which these products are offered, would have a material adverse effect on the Company’s financial condition and results of operations.

Many of the RCS programs are heavily reliant on the ability of the Bank to sell all or a sizable portion of the loans originated to a third party in order to fund the programs. If the Bank were unable to sell these loans to a third-party purchaser for any reason, RCS would likely cease originating new loans under that product line, which would significantly and negatively impact the overall earnings of RCS. RCS originates installment loans and lines of credits through its various product lines. For some of its installment products, RCS sells 100% of the balances after its origination. For its LOC products, the Bank sells a 90% or 95% participation in the product after origination, depending upon the product. If the Bank were unable to sell these loan balances for any reason, RCS would likely cease originating new loans for that particular product as soon as practical under the terms of its various agreements. The inability of RCS to originate new loans under any of its higher-yield RCS products would cause a material adverse impact to the results of operation of RCS.

In addition, the agreements between the Bank and the consumer for many of its LOC products do not allow RCS to stop originating new customer draws on that product if RCS chooses to exit the product line. For these products, if the Bank were unable to sell these balances for any reason, RCS would retain 100% of the balances it originates on those products. In those circumstances, the credit risk for the Bank would increase substantially, as it would then be responsible for 100% of any charge-offs for these loans, as opposed to 5% or 10%, when it is able to sell participating balances to a third-party purchaser. While the Bank would also be retaining 100% of the revenue from these balances as well, there is no guarantee the additional revenue would offset the charge-offs in the event of an economic downturn. Such an increase in charge-offs could have a material adverse impact on the results of operations of the RCS segment and the Company, as a whole.

Difficult or volatile market conditions in the national financial markets, the U.S. economy generally, or the Company’s markets in particular may adversely affect the Company’s lending activity or other businesses, as well as its financial condition. The Company’s business and financial performance are vulnerable to weak economic conditions in the financial markets and economic conditions generally and specifically in the markets in which the Company operates. The Company conducts its Core Banking operations across Kentucky (Louisville MSA/central/northern), Indiana (southern), Florida (Tampa MSA), Ohio (Cincinnati MSA), and Tennessee (Nashville MSA). Because of this geographic concentration, the Company’s financial condition and results of operations depend heavily on economic conditions within these specific markets. A favorable business environment is typically characterized by sustained economic growth, low inflation, low unemployment, strong business and investor confidence, solid business earnings, and healthy capital markets. Conversely, unfavorable or uncertain economic and market conditions may arise from a decline in economic growth locally or nationally; reductions in business activity or consumer confidence; limited availability or increased cost of credit and capital; rising inflation or interest rates; elevated unemployment; commodity price volatility; natural disasters; or a combination of these or other factors. Any regional or local economic downturn affecting the Company’s geographic markets—particularly one that impacts existing or prospective borrowers, depositors, or real estate values—could adversely affect the Company’s profitability more significantly than competitors with more geographically diversified operations.

The Company operates in a highly competitive banking and financial services environment and competes with significantly larger regional, national, and international institutions, many of which have limited or no physical presence in the Company’s markets and instead compete through digital channels and other electronic delivery platforms. In addition, banking and financial services competitors—including newly formed institutions—may enter the Company’s geographic markets through branch expansion or acquisitions of existing competitors. FinTech companies continue to emerge and expand in key areas of banking, further intensifying competition. Many competitors possess substantially greater financial resources, higher lending limits, broader geographic reach, and, in some cases, lower cost structures, and may offer products and services that the Company does not or cannot provide. Certain non-bank competitors are also subject to fewer regulatory constraints. Increased competition may result in reduced loan and deposit volumes, compressed interest margins, or more favorable pricing and terms for customers, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations, or liquidity.

Clients may pursue alternatives to traditional bank deposits, which could reduce the Bank’s access to a relatively inexpensive and stable source of funding. Checking and savings account balances, as well as other forms of client deposits, may decline if clients perceive alternative investments—such as equity or bond markets, money-market funds, or other higher-yield financial products—as offering superior expected returns. If clients reallocate funds away from deposit accounts in favor of these alternatives, the Bank could experience deposit outflows, resulting in a loss of low-cost funding. Replacing these deposits with higher-cost funding sources, such as brokered deposits or wholesale borrowings, would increase the Bank’s overall funding costs and could negatively impact its NIM and results of operations.

The Company may be adversely affected by the soundness of other financial institutions. Financial services institutions are interrelated because of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s information systems may experience an interruption that could adversely impact the Company’s financial condition and results of operations. The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in client relationship management, general ledger, deposit, loan, and other systems. While the Company has policies and procedures designed to prevent or limit the impact of the failure or interruption of information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions of the Company’s information systems could damage the Company’s reputation, result in a loss of client business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s operations could be impacted if its third-party service providers experience difficulty. The Company depends on several relationships with third-party service providers, including core systems processing and web hosting. These providers are well-established vendors that provide these services to a sizable number of financial institutions. If these third-party service providers experience difficulty, including but not limited to a cybersecurity incident, or terminate their services, and the Company is unable to replace them with other providers, its operations could be interrupted, which would adversely impact its business.

The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cybersecurity threats. The Company is exposed to the risk of cyber-attacks in the normal course of business and incurs substantial cybersecurity protection costs. In general, cyber incidents can result from deliberate attacks or unintentional events. Management has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Further, the rapid evolution and increased adoption of AI technologies may further intensify cybersecurity risks by making cyber-attacks more difficult to detect, contain or mitigate. Cyber-attacks may be carried out directly against the Company, or against the Company’s clients or service providers/vendors by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. While the Company, to its knowledge, has not incurred any material losses related to cyber-attacks, the Bank may incur substantial costs and suffer other negative consequences if the Bank, the Bank’s clients, or one of the Bank’s third-party service providers fall victim to successful cyber-attacks. Such negative consequences could include: remediation costs for stolen assets or information; system repairs; consumer protection costs; increased cybersecurity protection costs that may include organizational changes; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract clients following an attack; litigation and payment of damages; and reputational damage adversely affecting client or investor confidence.

The evolving federal “AI Action Plan” and related regulatory initiatives could increase compliance costs, constrain the Company’s use of AI, and expose the Company to new legal, operational, and reputational risks. The U.S. federal government has announced an “AI Action Plan” pursuant to a January 2025 Executive Order directing federal agencies to develop a coordinated framework for the governance, development, and use of AI. The Company is in the initial stages of incorporating AI into its business activities to increase employee productivity. The Company has not deployed AI-driven systems in critical decision making or client-facing processes. While the scope, timing, and final form of the AI Action Plan and any resulting laws, regulations, supervisory guidance, or enforcement priorities remain uncertain, these initiatives may significantly affect how financial institutions develop, deploy, and oversee AI-enabled systems.

The AI Action Plan may result in new or enhanced requirements related to model governance, data usage, explainability, human oversight, testing, recordkeeping, vendor management, and accountability for AI-driven outcomes. Compliance with these requirements could require substantial investments in technology, personnel, controls, documentation, and third-party risk management, and may reduce the efficiency or effectiveness of certain AI-enabled processes. In addition, heightened regulatory scrutiny of AI systems—particularly in areas such as fair lending, consumer protection, privacy, and model risk management—could increase the risk of supervisory findings, enforcement actions, civil litigation, or reputational harm, even where AI systems are designed and implemented in good faith. The use of third-party AI models or data sources may further increase these risks if such vendors fail to meet evolving regulatory expectations or contractual standards.

If the AI Action Plan or related regulatory actions limit the Company’s ability to use AI technologies, require material changes to existing systems, or impose inconsistent or overlapping obligations across federal and state regulators, operating costs could increase and the Company’s ability to compete with other financial institutions or non-bank competitors could be adversely affected. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations, or reputation.

The adoption of cryptocurrency and blockchain technology has rapidly expanded in recent years, and future regulatory changes may lead to additional growth of digital assets. In the past year, there has been an increased governmental focus on digital assets with the passage of the Guiding and Establishing National Innovation for U.S. Stablecoins Act, which was signed into law in July 2025 and provides a regulatory framework for the adoption and issuance of stablecoins. Cryptocurrency and other new forms of payment could result in increased BSA/AML compliance risks, particularly with respect to “know-your-customer” and transaction monitoring requirements. In addition, future regulatory developments may increase the ability of Fin-tech’s and other competitors to compete with traditional banks, including through the use of cryptocurrency and other digital assets or alternative payment systems.

New lines of business or new products and services may subject the Company to additional risks. From time to time, the Company may develop and grow new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest considerable amounts of time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal control. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations. All service offerings, including current offerings and those that may be provided in the future, may become riskier due to changes in economic, competitive, and market conditions beyond the Company’s control.

The Company is dependent upon retaining and recruiting key qualified personnel and the loss of one or more of these key individuals could curtail its growth and adversely affect its prospects. The Company is materially dependent upon the ability and experience of a number of its key management personnel who have substantial experience with Company operations, including specialized products and services, and the markets in which the Company offers services. It is possible that the loss of the services of one or more of its key personnel would have an adverse effect on operations. Management believes that future results also will depend in part upon attracting and retaining highly skilled and qualified management, as well as sales and marketing personnel. The failure to attract or retain, including as a result of an untimely death or illness, key personnel, or to find suitable replacements for them, could have a negative effect on Company operating results. Competition for such personnel is intense, and management cannot be sure that the Company will be successful in attracting or retaining such personnel.

REGULATORY AND LEGAL RISKS

The Bank’s RPG products represent a significant legal, compliance, and regulatory risk, and if the Bank fails to comply with all statutory and regulatory requirements, it could have a material negative impact on earnings. Federal and state laws and regulations govern numerous matters relating to the offering of consumer loan products and consumer deposits. Failure to comply with disclosure requirements or with laws relating to the permissibility of interest rates and fees charged could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose the Bank to civil money penalties and litigation risk, including client and shareholder actions. Various states and consumer groups have, from time to time, questioned the fairness of the products offered by RPG. Initiatives at the federal and state level, including by governmental agencies and consumer groups, could result in regulatory, governmental, or legislative action or litigation, which could have a material adverse effect on the Company’s RPG operations. If the Company can no longer offer or must substantially alter its RPG products, it will have a material negative impact on earnings.

The Company is significantly impacted by the regulatory, fiscal, and monetary policies of federal and state governments that could negatively impact the Company’s liquidity position and earnings. These policies can materially affect the value of the Company’s financial instruments and can also adversely affect the Company’s clients and their ability to repay their outstanding loans. In addition, failure to comply with laws, regulations or policies, or adverse examination findings, could result in significant penalties, negatively impact operations, or result in other sanctions against the Company. The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the U.S. Its policies determine, in large part, the Company’s cost of funds for lending and investing and the return the Company earns on these loans and investments, all of which impact NIM.

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

Federal and state laws and regulations govern numerous aspects of the business of banking, including changes in the ownership or control of banks and BHC’s, maintenance of adequate capital and the financial condition of a financial institution, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. Various federal and state regulatory agencies possess cease and desist powers and other authority to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulations. The FRB possesses similar powers with respect to BHC’s. These, and other restrictions, can limit in varying degrees the way Republic conducts its business.

Federal and state laws and regulations also govern numerous matters relating to the offering of banking products. Failure to comply with these laws and regulations, including those mandating disclosure requirements or relating to the permissibility of interest rates and fees charged, could have a material negative impact on earnings. In addition, failure to comply with applicable laws and regulations could also expose the Bank to civil money penalties and litigation risk, including shareholder actions. Initiatives of the current President and the current Congress, along with actions of the states, governmental agencies, and consumer groups, could result in regulatory, governmental, or legislative action or litigation that could have a material adverse effect on the Company’s operations.

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

Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Regulatory or legislative changes to laws applicable to the financial services industry, if enacted or adopted, may impact the profitability of the Company’s business activities, require more oversight or change certain business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose Republic to additional costs, including increased compliance costs. These changes also may require Republic to invest significant management attention and resources to make any necessary changes to operations and could have an adverse effect on its business, financial condition, and results of operations.

Use of third parties creates a third-party management risk. If RB&T’s third-party service providers fail to comply with all the statutory and regulatory requirements for products offered or if RB&T fails to properly monitor its third-party service providers offering these products, it could have a material negative impact on earnings. The Bank, including RPG, and its third-party service providers operate in a highly regulated environment and deliver products and services that are subject to strict legal and regulatory requirements. Failure by the Bank’s third-party service providers to comply with, or failure of the Bank to properly monitor the compliance of its third-party service providers with, laws and regulations could result in fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could include the discontinuance of any or all third-party program manager products and services.

The Bank’s “Overdraft Honor” program represents a significant business risk, and if the Bank terminated the program, it would materially impact the earnings of the Bank. There can be no assurance that Congress, the Bank’s regulators, or others will not impose additional limitations on this program or prohibit the Bank from offering the program. The Bank’s “Overdraft Honor” program permits eligible customers to opt into the Bank’s overdraft program and overdraft their checking accounts up to a limit that is calculated and assigned each day for the Bank’s customary overdraft fee(s). Generally, to be eligible for the Overdraft Honor program, customers must qualify for one of the Bank’s traditional checking products when the account is opened and have recurring deposit activity. During the first 30 days after an account is opened, a client may participate in the Overdraft Honor program with a small, fixed limit amount depending upon the account type. After the initial 30-day period a daily overdraft limit is calculated based upon deposits and other activity in the account. If an overdraft occurs, the Bank may pay the overdraft, at its discretion, up to the client’s individual overdraft limit. Under regulatory guidelines, customers utilizing the Overdraft Honor program may remain in overdraft status for no more than 60 days before it must be closed and charged off. Substantially altering this program, or terminating it altogether, would have an adverse impact to the Company’s results of operations.

Loans originated through the Bank’s Consumer Direct and Correspondent Lending channels subject the Bank to regulatory and legal risks that the Bank does not have through its historical origination and servicing channels. Loans serviced outside the Bank’s traditional footprint also subject the Bank to various state-level servicing laws and regulations that are different than those within the Bank’s traditional footprint and may impact the Bank’s ability to collect a deficiency and timely foreclose on a loan. Failure by the Bank to properly comply with these various state-level laws and regulations could subject the Bank to fines and penalties that materially and adversely affect the Bank’s earnings. Such penalties could include the discontinuance of the Consumer Direct Channel or Correspondent Lending operations. Failure to appropriately manage these additional risks could lead to regulatory and compliance risks, as well as create burdens that reduce profitability or cause operating losses from these origination channels.

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

In order to maintain and improve the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the Company has expended and anticipates that it will continue to expend significant resources, including for accounting, internal audit, and compliance costs, along with significant management oversight. If any of these new or improved controls and systems do not perform as expected, the Company may experience further deficiencies in its controls.

The Company’s current controls and any new controls that it develops may become inadequate because of changes in conditions in its business. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the Company’s results of operations, cause the Company to fail to meet its reporting obligations, and adversely affect the results of periodic management evaluations and the Company’s independent registered public accounting firm’s attestation reports required by the SEC. Ineffective internal control over financial reporting could diminish investor confidence, negatively affect the price of the Company’s Class A common stock, and could result in the Company’s delisting from the NASDAQ. See Item 9A. “Controls and Procedures” for further discussion.

The Company is required to use judgment in applying accounting policies and different estimates and assumptions in the application of these policies could result in a decrease in capital and/or other material changes to the Company’s reports of financial condition and results of operations. Material estimates that are particularly susceptible to meaningful change relate to the determination of the ACLL, the fair value of certain financial instruments, particularly securities, goodwill, and purchase accounting. While the Company has identified those accounting policies that it considers critical and has procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may be adversely affected by changes in tax laws. Any change in federal or state tax laws or regulations, including any increase in the federal corporate income tax rate from the current level of 21%, could have a material adverse effect on the Company’s financial condition and results of operations.

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

Risks Related to Acquisition Activity

The Company’s ability to successfully complete acquisitions will affect its ability to grow and compete effectively in its market footprint. The Company pursues a policy of strategic growth through acquisitions to supplement organic growth. The Company’s efforts to acquire other financial institutions and financial service companies or branches may not be successful. Numerous potential acquirers exist for many acquisition candidates, creating intense competition, which affects the purchase price for which the institutions can be acquired. In many cases, the Company’s competitors have significantly greater resources than the Company has, and greater flexibility to structure the consideration for the transaction. The Company may also not be the successful bidder in acquisition opportunities that it pursues due to the willingness or ability of other potential acquirers to propose a higher purchase price or more attractive terms and conditions than the Company is willing or able to propose. Further, there can be no assurance that the Company will be able to secure any regulatory approvals required for the Company to acquire another financial institution, financial services company, or branch. Additionally, the pursuit and completion of acquisitions may divert the attention of management away from the operation of our existing business. The Company intends to continue to pursue acquisition opportunities in its market footprint. The risks presented by the acquisition of other financial institutions could adversely affect the Bank’s financial condition and results of operations.

Successful Company acquisitions present many risks that could adversely affect the Company’s financial condition and results of operations. An institution that the Company acquires may have unknown asset quality issues or unknown or contingent liabilities that the Company did not discover or fully recognize in the due diligence process, thereby resulting in unanticipated losses. The acquisition of other institutions also typically requires the integration of different corporate cultures, loan and deposit products, pricing strategies, data processing systems and other technologies, accounting, internal audit and financial reporting systems, operating systems and internal controls, marketing programs, and personnel of the acquired institution, to make the transaction economically advantageous. The integration process is complicated and time consuming and could divert the Company’s attention from other business concerns and may be disruptive to its clients and the clients of the acquired institution. The Company’s failure to successfully integrate an acquired institution could result in the loss of key clients and employees and prevent the Company from achieving expected synergies and cost savings. Acquisitions and failed acquisitions also result in professional fees and may result in creating goodwill that could become impaired, thereby requiring the Company to recognize further charges. The Company may finance acquisitions with borrowed funds, thereby increasing the Company’s leverage and reducing liquidity, or with potentially dilutive issuances of equity securities.

Risks Related to the Company’s Common Stock

The Company’s common stock generally has a low average daily trading volume, which limits shareholders’ ability to quickly accumulate or quickly sell large numbers of shares of Republic’s common stock without causing wide price fluctuations. Republic’s common stock price can fluctuate widely in response to a variety of factors, as detailed in the next risk factor. A low average daily stock trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

The market price for the Company’s common stock may be volatile. The market price of the Company’s common stock could fluctuate substantially in the future in response to several factors, including those discussed below. Some of the factors that may cause the price of the Company’s common stock to fluctuate include, but are not limited to:

●	Variations in the Company’s and its competitors’ operating results;
●	Actual or anticipated quarterly or annual fluctuations in cash flows, financial condition and results of operations;
●	Changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Bank or other financial institutions;
●	Announcements by the Company or its competitors of mergers, acquisitions, and strategic partnerships;
●	Additions or departures of key personnel;
●	The announced exiting of or significant reductions in material lines of business within the Company;
●	Changes or proposed changes in banking laws or regulations or enforcement of these laws and regulations;
●	Events affecting other companies that the market deems comparable to the Company;
●	Developments relating to regulatory examinations;
●	Speculation in the press or investment community generally or relating to the Company’s reputation or the financial services industry;
●	Future issuances or re-sales of equity or equity-related securities, or the perception that they may occur;
●	General conditions in the financial markets and real estate markets in particular, as well as developments related to market conditions for the financial services industry;
●	Domestic and international economic factors, including but not limited to international conflicts, government trade restrictions, sanctions, and tariffs, unrelated to the Company’s performance;
●	Developments related to litigation or threatened litigation;
●	The presence or absence of short selling of the Company’s common stock; and
●	Future sales of the Company’s common stock or debt securities.

In addition, the stock market, in general, has historically experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of the Company’s common stock, notwithstanding its actual or anticipated cash flows, financial condition and results of operations. The Company expects that the market price of its common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, operating performance, and investor perceptions of the outlook for the Company specifically and the banking industry in general. There can be no assurance about the level of the market price of the Company’s common stock in the future or that investors will be able to resell their shares at times or at prices they find attractive.

The Company’s insiders hold voting rights that give them significant control over matters requiring shareholder approval. The Company’s Executive Chair/CEO and Vice Chair hold substantial voting authority over the Company’s Class A Common Stock and Class B Common Stock. Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes. This group generally votes together on matters presented to shareholders for approval. These actions may include, for example, the election of directors, the adoption of amendments to corporate documents, the approval of mergers and acquisitions or sales of assets, and the continuation of the Company as a registered company with obligations to file periodic reports and other filings with the SEC. Consequently, other shareholders’ ability to influence Company actions through their vote may be limited and the non-insider shareholders may not have sufficient voting power to approve a change in control even if a significant premium is being offered for their shares. Majority shareholders may not vote their shares in accordance with minority shareholder interests.

The Company is classified as a “controlled company” for purposes of the NASDAQ Listing Rules and, as a result, it qualifies for certain exemptions from certain corporate governance requirements. Shareholders may not have the same protections afforded to shareholders of companies that are subject to such requirements. As of the date of this report, the Trager family controls a majority of the voting power of the Company’s outstanding common stock. As a result, the Company is classified as a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Listing Rules. Under the NASDAQ Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

●	The requirement that a majority of the Board consists of independent directors as defined under the NASDAQ continued listing requirements;
●	The requirement to have director nominations be made, or recommended to the full Board, by its independent directors or by a nominating and corporate governance committee of the Board that is composed entirely of independent directors; and
●	The requirement to have a compensation committee of the Board that is composed entirely of independent directors or have a written charter addressing the compensation committee’s purpose and responsibilities.

Although the Company is permitted to rely on these exemptions, it has not historically elected to reduce its corporate governance practices on this basis. Nonetheless, because the Company qualifies as a controlled company, shareholders may not have the same protections afforded to shareholders of companies that are fully subject to all NASDAQ corporate governance requirements.

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

Item 1B.Unresolved Staff Comments.

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

Employee Training: The Company provides associates with cybersecurity training and awareness programs. These initiatives are intended to help employees recognize and respond appropriately to potential threats like phishing attempts or social engineering and account takeover. This includes conducting tabletop exercises, fostering preparedness and effective response within the Company.

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

Disclosure and Transparency: The Company has implemented policies and procedures related to disclosing its cybersecurity risks and management strategies in its annual report, SEC filings, and other regulatory filings providing investors with an understanding of the potential impact on the Company’s operations and financials.

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

The Company, as an integral aspect of its regular operations and risk management processes, engages third-party entities and service organizations. The Company evaluates and selects these external partners through its due diligence process. This scrutiny is intended to provide alignment with the Company’s standards for security, reliability, and compliance. Additionally, the Company engages third-party firms to augment the Company’s cybersecurity defenses, leveraging external expertise to mitigate and prevent potential threats. Furthermore, the Company maintains ongoing oversight and monitoring of these third parties in an effort to mitigate potential risks and provide continued adherence to established protocols in order to foster an ecosystem of trusted collaboration within its operational framework.

During the periods covered by this report, there were no cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition or results of operations. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, financial condition or results of operations, see Part 1 Item 1A “Risk Factors.” The Company’s operations, including third-party and client interactions, are increasingly done via electronic means, and this has increased the risks related to cybersecurity threats, which is incorporated by reference into this Item 1C.

Governance

The Company’s Board plays a pivotal role in overseeing risks arising from cybersecurity threats within the Company. The Board exercises oversight by adopting a Written Information Security Program, engaging in discussions, reviewing reports, and seeking updates on the Company’s cybersecurity posture. The Boards Risk Committee oversees and monitors the Bank’s enterprise risk management practices. The Risk Committee assists the Company’s Board with monitoring the Company’s information technology and cybersecurity plans and policies, in addition to compliance with information security and technology risk management requirements, including reporting related to the SEC’s cybersecurity disclosure rules.

The Company’s Board is kept informed about cybersecurity issues through a structured and responsive communication process tailored to its needs. This involves updates provided by the CISO or other members of management during Company Board and Risk Committee meetings. Additionally, management reports to the Company’s Board on significant cyber incidents, emerging threats, and the effectiveness of existing security measures. The communication framework is intended to keep the Company’s Board informed about cybersecurity matters, allowing them to make informed decisions and provide strategic guidance to fortify the Company’s defenses against potential threats.

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

In cases where cybersecurity threats are deemed significant or pose a potential risk to the Company’s operations, they are escalated to members of management who oversee cybersecurity matters. Depending on the nature and criticality of the threat, it may be escalated to executives such as the CISO, Chief Information Officer, Chief Risk Officer, CFO, CLO/General Counsel, or other relevant senior management personnel. These leaders possess the expertise and authority to assess the situation’s impact on the Company’s operations, finances, and reputation. Further, the CISO and Chief Information Officer both have over 15 years of experience each in their respective fields of expertise. Upon receiving this information, they engage in deliberation and decision-making, collaborating with the cybersecurity team to formulate and execute an appropriate response plan, which may include elevating the matter to the Risk Committee, or the Company’s Board, if warranted. This hierarchical escalation process is intended to ensure that key decision-makers are properly informed, enabling appropriate actions to mitigate the identified cybersecurity risks.

Item 2.Properties.

The Company’s executive offices are located at 601 West Market Street in Louisville, Kentucky. The Company also has principal support and operational functions located in three additional facilities in Louisville at 200 South Seventh Street, 9600 Brownsboro Road, and 661 South Hurstbourne Parkway. As of December 31, 2025, Republic had 29 banking centers located in Kentucky, seven banking centers in Florida, three banking centers in Indiana, four banking centers in Tennessee, and four banking centers in Ohio.

The location of Republic’s facilities, their respective approximate square footage, and their form of occupancy are as follows:

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)

Kentucky Banking Centers:

Louisville Metropolitan Area
2801 Bardstown Road, Louisville	5,000	L (1)
601 West Market Street, Louisville	57,000	L (1)
661 South Hurstbourne Parkway, Louisville	21,000	L (1)
9600 Brownsboro Road, Louisville	19,000	L (1)
8800 Dixie Highway, Suite A, Louisville	2,000	O/L (2)
10100 Brookridge Village Boulevard, Louisville	5,000	O/L (2)
9101 U.S. Highway 42, Prospect	3,000	O/L (2)
11330 Main Street, Middletown	6,000	O/L (2)
3902 Taylorsville Road, Louisville	4,000	O/L (2)
3811 Ruckriegel Parkway, Louisville	4,000	O/L (2)
5125 New Cut Road, Louisville	4,000	O/L (2)
4808 Outer Loop, Louisville	4,000	O/L (2)
438 Highway 44 East, Shepherdsville	4,000	O/L (2)
1420 Poplar Level Road, Louisville	3,000	O
4921 Brownsboro Road, Louisville	3,000	L
3950 Kresge Way, Suite 108, Louisville	<1,000	L
3726 Lexington Road, Louisville	4,000	L
1720 West Broadway, Suite 103, Louisville	3,000	L

Lexington
3098 Helmsdale Place	5,000	O/L (2)
3608 Walden Drive	4,000	O/L (2)
2401 Harrodsburg Road	6,000	O
641 East Euclid Avenue	3,000	O
333 West Vine Street, Suite 102	4,000	L

Northern Kentucky
535 Madison Avenue, Covington	4,000	L
25 Town Center Boulevard, Suite 104, Crestview Hills	3,000	L
8513 U.S. Highway 42, Florence	4,000	L
119 Fairfield Avenue, Suite 110, Bellevue	3,000	L

(continued)

	Approximate
	Square	Owned (O)/
Bank Offices	Footage	Leased (L)
(continued)

Georgetown, 430 Connector Road	5,000	O/L (2)

Shelbyville, 1614 Midland Trail	4,000	L (2)

Florida Banking Centers:
12933 Walsingham Road, Largo	4,000	O
10577 State Road 54, New Port Richey	3,000	L
6300 4th Street North, St. Petersburg	10,000	O
6600 Central Avenue, St. Petersburg	9,000	O
7800 Seminole Boulevard, Seminole	3,000	O
6906 East Fowler Avenue, Temple Terrace	2,000	L
1300 North West Shore Boulevard, Suite 150, Tampa	4,000	L

Southern Indiana Banking Centers:
4571 Duffy Road, Floyds Knobs	4,000	O/L (2)
3141 Highway 62, Jeffersonville	4,000	O
3001 Charlestown Crossing Way, New Albany	2,000	L

Tennessee Banking Centers:
113 Seaboard Lane, Suite A130, Franklin	2,000	L
3404 West End Avenue, Suite 106, Nashville	2,000	L
128 Kedron Parkway, Spring Hill	1,000	L
1141 Fortress Boulevard, Suite A, Murfreesboro	3,000	L

Ohio Banking Centers:
4030 Smith Road, Suite 100, Norwood	5,000	L
9110 West Chester Towne Center Drive, West Chester	1,000	L
8050 Hosbrook Road, Cincinnati	5,000	L
8100 Montgomery Road, Cincinnati	2,000	O

Support and Operations:
200 South Seventh Street, Louisville, KY	80,000	L (1)

(1)	Locations are leased from partnerships in which the Company’s Executive Chair/CEO, Steven E. Trager; its Vice Chair and President, A. Scott Trager; its Director, Andrew Trager-Kusman; or family members of Steven E. Trager, A. Scott Trager, and Andrew Trager-Kusman, have a financial interest. See additional discussion included under Part III Item 13 “Certain Relationships and Related Transactions, and Director Independence.” For additional discussion regarding Republic’s lease obligations, see the Footnote titled “Right-of-Use Assets and Operating Lease Liabilities” under Part II Item 8 “Financial Statements and Supplementary Data.”
(2)	The banking centers at these locations are owned by Republic; however, the banking center is located on land that is leased through long-term agreements with third parties.

Item 3.Legal Proceedings.

In the ordinary course of operations, Republic and the Bank are defendants in various legal proceedings. There is no proceeding, pending, or threatened litigation in which Republic and the Bank are a defendant, to the knowledge of management, in which an adverse decision could result in a material adverse change in the business or consolidated financial position of Republic or the Bank. For additional discussion, see the Footnote titled “Off-Balance Sheet Risks, Commitments and Contingent Liabilities” under Part II Item 8 “Financial Statements and Supplementary Data.”

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market and Dividend Information

Republic’s Class A Common Stock is traded on the NASDAQ under the symbol “RBCAA.” There is no established public trading market for the Company’s Class B Common Stock, however, the Company’s Class B Common Stock is fully convertible into the Company’s publicly-traded Class A Common Stock on a one-for-one basis.

On February 27, 2026, the Company’s Class A Common Stock was held by 1,067 shareholders of record and the Class B Common Stock was held by 86 shareholders of record. The Company intends to continue its historical practice of paying quarterly cash dividends; however, there is no assurance by the Board that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent upon future income, financial position, capital requirements, the discretion and judgment of the Board, and numerous other considerations.

For additional discussion regarding regulatory restrictions on dividends, see the Footnote titled “Stockholders’ Equity and Regulatory Capital Matters” under Part II Item 8 “Financial Statements and Supplementary Data.”

Republic has made available to its employees participating in its 401(k) Plan the opportunity, at the employee’s sole discretion, to invest funds held in their accounts under the plan in shares of Class A Common Stock of Republic. Shares are purchased by the independent trustee administering the plan from time to time in the open market in the form of broker’s transactions. As of December 31, 2025, the trustee held 228,914 shares of Class A Common Stock and 1,215 shares of Class B Common Stock on behalf of the plan.

Details of Republic’s Class A Common Stock purchases during the fourth quarter of 2025 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Three Months Ended December 31, 2025	Shares Purchased	Paid Per Share	or Programs	or Programs

October 1 - October 31	—	$—	—	433,395
November 1 - November 30	—	—	—	433,395
December 1 - December 31	—	—	—	433,395
Total	—	$—	—	433,395

The Company did not repurchase any of its shares during the fourth quarter of 2025. During the year ended December 31, 2025, the Company repurchased 1,015 shares. In addition, in connection with employee stock awards, there were 79,193 shares withheld upon exercise of stock options and vesting of restricted stock awards to satisfy the withholding taxes and, for stock options, the exercise price.

On January 24, 2024, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board terminates the program. As of December 31, 2025 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During 2025, there were 1,821 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act. There were no equity securities of the registrant sold without registration during the quarter covered by this report.

STOCK PERFORMANCE GRAPH

The following stock performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates the performance graph by reference therein.

The following stock performance graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) on Republic’s Class A Common Stock as compared to the KBW NASDAQ Bank Index and the S&P 500 Index. The graph covers the period beginning December 31, 2020 and ending December 31, 2025. The calculation of cumulative total return assumes an initial investment of $100 in Republic’s Class A Common Stock, the KBW NASDAQ Bank Index and the S&P 500 Index on December 31, 2020. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2021	2022	2023	2024	2025

Republic Class A Common Stock (RBCAA)	$100.00	$144.53	$120.06	$167.31	$217.96	$220.76
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
KBW NASDAQ Bank Index	100.00	138.33	108.73	107.76	147.85	196.00

Item 6. [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements included in this report include the accounts of Republic Bancorp, Inc. and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this report, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc. and, where the context requires, Republic Bancorp, Inc. and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as its wholly owned subsidiary, RBT Insurance Agency LLC. The Company dissolved Republic Insurance Services, Inc., its former insurance captive subsidiary, in 2023. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is an FHC headquartered in Louisville, Kentucky, which is the most populous city in Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products and services through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its geographical market footprint where it has physical locations, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S.

General Business Overview

The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of December 31, 2025, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations. Prior to the first quarter of 2024, Republic had reported mortgage banking as a separate reportable segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations of Republic should be read in conjunction with Part II Item 8 “Financial Statements and Supplementary Data.”

Forward-looking Statements

Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements to differ materially from those expressed or implied in such statements. These statements are often, but not always, identified by words or phrases such as “anticipate,” “believe,” “can,” “conclude,” “continue,” “could,” “estimate,” “expect,” “forecast,” “foresee,” “goal,” “intend,” “may,” “might,” “outlook,” “possible,” “plan,” “predict,” “project,” “potential,” “seek,” “should,” “target,” “will,” “will likely,” “would,” or similar expressions. Forward-looking statements are not historical facts; rather, they are based on current expectations, estimates, and projections about the Company’s industry, management’s beliefs, and certain assumptions made by management—many of which are inherently uncertain and beyond management’s control. For additional information regarding forward-looking statements, see the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Accounting Standards Updates

For disclosure regarding the impact to the Company’s financial statements of ASUs, see the Footnote titled “Summary of Significant Accounting Policies” of Part II Item 8 “Financial Statements and Supplementary Data.”

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

Critical accounting policies are those that management believes are the most important to the portrayal of the Company’s financial condition and results of operations and require management to make estimates that are difficult, subjective, and complex. Most accounting policies are not considered by management to be critical accounting policies. Several factors are considered in determining whether or not a policy is critical in the preparation of the financial statements. These factors include, among other things, whether the estimates have a significant impact on the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information including independent third parties or available pricing, sensitivity of the estimates to changes in economic conditions and whether alternative methods of accounting may be utilized under GAAP. Management has discussed each critical accounting policy and the methodology for the identification and determination of critical accounting policies with the Company’s Audit Committee.

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

As of December 31, 2025, the Bank maintained an ACLL for expected credit losses inherent in Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board quarterly.

The Company’s CECL method is a “static-pool” method that analyzes historical closed pools of loans over their expected lives to attain a loss rate, which is then adjusted for current conditions and reasonable, supportable forecasts prior to being applied to the current balance of the analyzed pools. Due to its reasonably strong correlation to the Company's historical net loan losses, the Company has chosen to use the U.S. national unemployment rate as its primary forecasting tool. Additionally, the Company reviews and utilizes CRE and C&I vacancy rates as a secondary forecasting tool. Subsequent to the one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages. Adjustments to the historical loss rate for current conditions include differences in underwriting standards, portfolio mix or term, delinquency level, as well as for changes in environmental conditions, such as changes in property values or other relevant factors.

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

See additional detail regarding the Company’s adoption of ASC 326 and the CECL method under the Footnote titled “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data.”

Management evaluates the reasonableness of its Core Bank ACLL by evaluating absorption and exhaustion rates that account for CECL life-of-loan considerations. The absorption rate considers a range of total Core Bank net loan losses to the Total Core Bank ACLL using the 2008 to 2013 “Great Recession” timeframe as a baseline. The exhaustion rate considers how many years of total Core Bank gross loan charge-offs the end-of-year Core Bank ACLL could withstand based on a range of average annual net Core Bank loan losses, also using the 2008 to 2013 timeframe as a baseline. The years 2008 to 2013 represent a six-year period during which the U.S. unemployment rate rose above 8% and the Core Bank incurred a historically high period of loan losses relative to an average year of loan losses for the Core Bank. The timeframe of 2008 to 2013 is the most recent period in which the Core Bank incurred notable loan losses, and as such, Management believes is an appropriate baseline starting point in its overall absorption and exhaustion analyses.

Management considered the range of absorption rates and exhaustion rates calculated for the Core Bank as of December 31, 2025 and 2024 to be within acceptable ranges under current economic conditions. Based on management’s evaluation, a Core Bank ACLL of $66 million, or 1.24%, of total Core Bank loans, was an adequate estimate of expected losses within the loan portfolio as of December 31, 2025 and resulted in Core Banking Provision for its loans of a net charge of $6.0 million during 2025.

If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, an adjustment to the Core Bank ACLL and the resulting effect on the income statement could be material.

The RPG ACLL as of December 31, 2025 primarily related to loans originated and held for investment through the RCS segment. RCS generally originates small-dollar, consumer credit products. For its healthcare receivable products, the Bank originates the loans, and in some instances, sells 100% of the balances and in other instances retains 100% of the balances. For its LOC products, the Bank originates these products, sells 90% or 95% of the balances within three business days of loan origination, and retains a 5% or 10% interest. RCS LOC products typically earn a higher yield but also have higher credit risk compared to loans originated through Core Banking operations, with a sizable portion of RCS clients considered subprime or near-prime borrowers.

As of December 31, 2025, the ACLL to total loans estimated for each RCS product ranged from as low as 0.25% for its healthcare-receivables portfolios to as high as 70.63% for its LOC portfolios. A lower reserve percentage was provided for RCS’s healthcare receivables as of December 31, 2025, as such receivables have recourse back to the Company’s third-party service providers.

Management only evaluates the ACLL on its active RCS products that have incurred meaningful losses since their inception, which are its LOC products. Due to the general short-term nature of these products, management utilized the current year net charge-offs for 2024 and 2025, along with the end-of-the-year ACLL to calculate each years’ absorption rate and exhaustion rate. The absorption and exhaustion rates were both considered to be within acceptable ranges as of December 31, 2025 and 2024. Based on management’s calculation, an ACLL of $19 million, or 17.15%, of total RCS loans was an adequate estimate of expected losses within the RCS portfolio as of December 31, 2025.

RPG’s TRS segment offered its RA credit product during the first two months of 2025, 2024 and 2023, and its ERA credit product during the month of December in 2025, 2024 and 2023 related to the subsequent first quarter tax filing seasons. An ACLL for losses on ERAs /RAs is estimated during the limited, short-term period the product is offered. RAs originated during the first two months of 2025, were repaid, on average, within 32 days of origination. Provisions for ERAs/RAs losses are estimated when advances are made and adjusted to actual net charge-offs as of June 30th of each year. The ACLL for ERAs as of December 31, 2025 was $296,000 for $13 million of ERAs originated during the month of December 2025.

Related to the overall credit losses on ERAs/RAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund funding patterns. Because much of the loan volume occurs each year before that year’s tax refund funding patterns can be analyzed and subsequent underwriting changes made, credit losses during a current year could be higher than management’s predictions if tax refund funding patterns change materially between years.

See additional discussion regarding ERAs/RAs under the sections titled:

●	Part I Item 1A “Risk Factors”
●	Part II Item 8 “Financial Statements and Supplementary Data,” Footnote titled “Loans and Allowance for Credit Losses”

RPG recorded a net charge of $25.6 million, $50.6 million, and $39.1 million to the Provision during 2025, 2024, and 2023, with the Provision for each year primarily due to net losses on RAs and growth in short-term, consumer loans originated through the RCS segment. If the number of future charge-offs on RAs and RCS loans differ significantly from assumptions used by management in making its determination, an adjustment to the RPG ACLL and the resulting effect on the income statement could be material.

RECENT DEVELOPMENTS

Republic Bank Finance Division Divestiture

On December 22, 2025, the Bank entered into an Asset Purchase Agreement with CAN Capital Merchant Services, Inc. (“CAN”) pursuant to which CAN is expected to purchase substantially all of the assets of RBF, a division of the Bank, consisting of approximately $82 million of loans and leases, and to assume approximately $3 million of related liabilities. CAN will also assume all on-going operations of RBF upon the closing of the transaction. Located in Marietta, Georgia, CAN is engaged in the business of alternative small business finance. Republic acquired RBF as part of its March 2023 acquisition of CBank

Per the Asset Purchase Agreement the aggregate purchase price is equal to the net book value of RBF’s assets and liabilities at Closing, plus a fixed premium. In connection with the transaction the Bank recorded a gain, net of broker commissions, of approximately $6 million during the first quarter of 2026.

OVERVIEW

Total Company net income was $131.3 million and Diluted EPS was $6.72 for 2025, compared to net income of $101.4 million and Diluted EPS of $5.21 for 2024. The following table presents Republic’s financial performance for the years ended December 31, 2025, 2024, and 2023:

Table 1 — Summary

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands, except per share data)	2025	2024	2023	2025/2024	2024/2023

Income before income tax expense	$165,709	$127,703	$113,213	30%	13%
Net income	131,317	101,371	90,374	30	12
Diluted EPS of Class A Common Stock	6.72	5.21	4.62	29	13
ROA	1.84%	1.47%	1.44%	25	2
ROE	12.31	10.50	10.10	17	4

General highlights by reportable segment for the year ended December 31, 2025 compared to the year ended December 31, 2024 consisted of the following:

(I) Traditional Banking segment

●	Net income increased $7.3 million, or 13%, from 2024.

●	Net interest income increased $23.5 million, or 12%, compared to 2024.

●	Provision was a net charge of $5.5 million for 2025 compared to a net charge of $3.2 million for 2024.

●	As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.40% as of December 31, 2025, compared to 1.31% as of December 31, 2024.

●	Noninterest income increased $8.0 million, or 20%, from 2024.

●	Noninterest expense increased $19.8 million, or 12%, over 2024.

●	Total Traditional Bank loans outstanding decreased $23 million, or 1%, during 2025.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.52% as of December 31, 2025, compared to 0.50% as of December 31, 2024.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.31% as of December 31, 2025, compared to 0.22% as of December 31, 2024.

●	Total Traditional Bank deposits increased $192 million, or 4%, from December 31, 2024, to $4.76 billion as of December 31, 2025.

(II) Warehouse Lending segment

●	Net income increased $1.6 million, or 24%, over 2024.

●	Net interest income increased $2.2 million, or 17%, over 2024.

●	Provision was a net charge of $508,000 for 2025 compared to a net charge of $527,000 for 2024.

●	Average committed Warehouse lines of credit increased to $1.05 billion during 2025 compared to $938 million during 2024.

●	Average Warehouse LOC usage increased to 53% during 2025 compared to 50% during 2024.

(III)Tax Refund Solutions segment

●	Net income increased $15.6 million from 2024.

●	Net interest income decreased $3.9 million, or 11%, from 2024.

●	Provision was a net charge $9.5 million for 2025, compared to a net charge of $30.0 million for 2024.

●	Noninterest income was $18.0 million for 2025 compared to $15.5 million for 2024.

●	Within noninterest income, net RT revenue increased $2.3 million, or 15%, from 2024 to 2025.

●	Noninterest expense totaled $10.9 million for 2025 compared to $11.6 million for 2024.

●	TRS’s largest Tax Provider contract was not renewed for the 2026 Tax Season.

(IV)Republic Payment Solutions segment

●	Net income increased $1.0 million, or 12%, from 2024.

●	Net interest income increased $2.0 million, or 17%, from 2024.

●	Noninterest income was $3.1 million for 2025 compared to $3.3 million for 2024.

●	Noninterest expense totaled $4.6 million for 2025 compared to $4.1 million for 2024.

(V)	Republic Credit Solutions segment

●	Net income increased $4.4 million, or 19%, over 2024.

●	Net interest income decreased $1.2 million, or 2%, over 2024.

●	Provision was a net charge of $16.1 million during 2025 compared to a net charge of $20.6 million for 2024.

●	Noninterest income decreased $41,000 from 2024.

●	Noninterest expense totaled $11.8 million for 2025 compared to $14.1 million for 2024.

●	Nonperforming loans to total loans for the RCS segment was 0.14% as of December 31, 2025, compared to 0.11% as of December 31, 2024.

●	Delinquent loans to total loans for the RCS segment was 7.87% as of December 31, 2025, compared to 8.00% as of December 31, 2024.

RESULTS OF OPERATIONS

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025.

Net Interest Income

See the section titled “Asset/Liability Management and Market Risk” in this section of the report regarding the Bank’s interest rate sensitivity.

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities used to fund those assets. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, as well as short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Over the past 15 months, the FRB has reduced the FFTR by 175 bps. The most recent cut occurred on December 10, 2025, when the FRB lowered the FFTR by 25 bps to 3.75%, marking the third consecutive monthly reduction. Earlier adjustments included a 50-bp cut in September 2024 and two 25-bp cuts in November and December 2024. The FOMC has indicated the potential for further rate reductions in 2026.

Total Company net interest income was $334.7 million during 2025 and represented a $22.5 million, or 7%, increase over 2024. Total Company NIM increased to 5.05% during 2025 compared to 4.85% for 2024. In general, notably lower interest-bearing deposit costs combined with a modest decline in interest-earning assets yields during 2025 led to NIM expansion and strong net interest income for the year.

The following were the most significant components comprising the total Company’s net interest income and NIM fluctuations by reportable segment:

(I)	Traditional Banking segment

Traditional Banking net interest income increased $23.5 million, or 12%, for 2025 compared to 2024. The increase in net interest income was primarily driven by year-over-year growth in average interest-earning assets and NIM expansion. Overall, the Traditional Bank’s NIM increased from 3.55% for 2024 to 3.88% for 2025, driven by primarily by lower interest-bearing deposit costs as well as improved loan and investment yields.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between 2024 and 2025 follows:

Traditional Bank average loans decreased $18 million, from $4.60 billion in 2024 to $4.58 billion in 2025, while the weighted-average yield increased from 5.56% to 5.68%, resulting in a $4.8 million year-over-year increase in interest income. The higher yield was driven primarily by the runoff of lower-yielding loans through amortization and payoffs combined with the origination of new loans at higher rates.

The modest decline in average loan balances reflected the second-quarter 2024 sale of $67 million in RRE loans previously held for investment. In addition, on December 19, 2025, management agreed to sell $82 million of lease financing receivables, which were reclassified from held for investment to HFS as of December 31, 2025. While this reclassification did not materially impact 2025 average balances, it will affect period-to-period comparability going forward.

From 2024 through the first nine months of 2025, management maintained a more conservative pricing strategy across its lending function. As expected, this approach resulted in slower origination volume across most product categories during that timeframe. Management shifted this strategy in the fourth quarter of 2025, contributing to a $32 million increase in average Traditional Bank loans when comparing the fourth quarter of 2025 to the fourth quarter of 2024. Given the current positively sloped shape of the yield curve, management expects to continue this pricing approach into 2026, provided market conditions remain favorable and funding costs remain stable.

Average interest-earning cash—managed as a separate but complementary component of the Company’s investment portfolio—rose $33 million, or 7%, to $505 million in 2025, compared to $473 million in 2024. This increase was driven primarily by excess liquidity generated from growth in average interest-bearing deposits. The weighted-average yield on interest-earning cash declined from 5.26% in 2024 to 4.32% in 2025, reflecting the 175-basis-point decrease in the FFTR over the past 15 months.

Beginning in 2020, the Company pursued an investment strategy focused on shorter-term securities while maintaining a significant level of excess cash at the FRB. As market conditions improved, the Company shifted its strategy in the fourth quarter of 2024 and throughout 2025, purchasing longer-duration investment securities, primarily MBSs, to take advantage of higher yields relative to overnight cash. The yield curve, which began to steepen in the fourth quarter of 2024, became positively sloped in late March 2025 and generally remained so through year-end 2025.

Average investments increased $107 million, or 16%, to $754 million in 2025 from $647 million in 2024, while the weighted-average yield rose from 3.10% to 3.88%, driving a $6.1 million, or 14%, increase in interest income. The higher year-over-year yield was driven primarily by a more favorable yield curve and the strategic redeployment of cash from maturing investments into longer-term securities that offered yields superior to overnight interest-earning cash alternatives.

The Traditional Bank’s average cost of interest-bearing liabilities decreased from 2.45% during 2024 to 2.03% for 2025 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits decreased from 2.67% during 2024 to 2.26% for 2025, while average interest-bearing deposit balances grew $203 million, or 6%, for the same period, driving a $9.6 million, or 10% decline in interest expense. Included within this growth in interest-bearing deposits was a $262 million net increase in the average balances for business and consumer money market accounts, which generally pay premium rates, and a $63 million increase in average time deposits. The combined increase in average money market and time balances was partially offset by an $84 million decrease in average transaction accounts and $21 million decrease in the average balance of third-party listing service deposits.

●	Average FHLB advances increased from $400 million for 2024 to $410 million for 2025, while the weighted-average cost of these borrowings decreased from 4.55% to 4.33% for the same time periods. The decrease in the overall weighted-average cost reflects the benefit prior year term extension strategies and the decline in the overnight borrowing rates during 2025, which are generally tied to the FFTR.

Average noninterest-bearing deposits declined $48 million, or 4%, in 2025 compared to 2024. This decline reflects an industry-wide trend that began in late 2022, as the interest rate environment—particularly during periods of an inverted yield curve—combined with heightened deposit competition, has continued to make premium-rate interest-bearing checking and savings products more attractive to both consumer and business clients.

Management believes that further reductions to the FFTR are unlikely to benefit the Traditional Bank’s net interest income or NIM in 2026. The extent of any impact from the most recent or future FFTR decreases will depend on several factors, including the ongoing shift from noninterest-bearing to interest-bearing deposits, the steepness and shape of the yield curve, demand for the Company’s lending and deposit products, the Company’s ability to reduce deposit costs in line with rate cuts, and overall liquidity needs.

(II)	Warehouse Lending segment

Warehouse Lending net interest income increased $2.2 million, or 17%, from 2024 to 2025, driven by a $1.9 million, or 5%, increase in total interest income and a $287,000 reduction in interest expense. Although Warehouse NIM and loan yields declined by 2 bps and 91 bps, respectively, the segment benefited from higher average outstanding balances, which grew $87 million, or 18%, year-over-year.

Average committed Warehouse lines of credit increased from $938 million in 2024 to $1.05 billion in 2025, and average LOC usage rose from 50% to 53% over the same periods.

Because consumer mortgage activity drives utilization of Warehouse LOCs, overall usage has historically been sensitive to movements in long-term interest rates. A meaningful decline in long-end rates could increase Warehouse demand by stimulating mortgage origination volume. Conversely, declines limited to the short-end of the yield curve would not be expected to materially affect Warehouse demand.

(III)	Tax Refund Solutions segment

TRS’s net interest income decreased $3.9 million, or 11%, from 2024 to 2025. Loan-related interest and fees decreased $5.3 million, or 13%, during 2025, consistent with the $72 million, or 8% decline in total ERA/RA volume for the 2025 Tax Season. In addition, TRS received a $560,000 payment during the 2024 representing a Tax Provider yield enhancement for the RA program to offset the Company’s higher funding costs. This yield enhancement was new for the 2024 Tax Season and was eliminated for the 2025 Tax Season.

As previously disclosed, the Company’s largest Tax Provider contract within TRS based on product volume expired in October 2025 and the Company did not enter into a new contract with this Tax Provider for the 2026 Tax Season (which began in December 2025).

ERAs/RAs originated through this Tax Provider represented approximately 67% of total ERA/RA dollars originated through TRS from December 2024 through February 2025. As a result, ERA/RA fee income attributable to this Tax Provider accounted for 61% of TRS’s total ERA/RA fee income for the 2025 calendar year, 88% for the fourth quarter of 2024 and 0% during the fourth quarter of 2025.

Management does not believe that the net revenue from this Tax Provider will be replaced during the 2026 calendar year.

See additional detail regarding the ERA/RA product under the Footnote titled “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

(IV)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division increased $2.0 million, or 17%, in 2025 compared to 2024. This increase was driven primarily by a reduction in the segment’s revenue share component, as its largest marketer-servicer did not meet the minimum contractual deposit balance thresholds required to earn revenue share for 2025. By comparison, revenue share payments totaled $4.8 million in 2024 and were recorded as interest expense. Management is currently unable to predict the level of future revenue share expense as future revenue-share payments are possible but not certain.

Partially offsetting the benefit of the reduced revenue share, RPS earned a lower yield on an average balance of $340 million in prepaid program deposits during 2025, driven primarily by the 175 bp decrease in the FFTR over the past 15 months.

Historically, customer demand for prepaid card products has not been sensitive to interest rate movements, and management therefore does not expect changes in the rate environment to materially affect origination volumes. However, a declining interest rate environment would likely reduce the internal FTP credit allocated to this segment more than it would reduce any revenue-share expense, resulting in lower NIM for the segment. The magnitude of this impact will depend on the final FTP rate applied as well as the overall volume of balances generated.

(V)Republic Credit Solutions segment

RCS’s net interest income decreased $1.2 million, or 2%, from 2024 to 2025, driven primarily by a decrease in fee income from RCS’s LOC II product. RCS’s LOC II loan fees, which are recorded as interest income on loans, decreased $1.5 million during 2025 to $27.9 million, a 5% decrease compared to the $29.4 million recorded during 2024. The decrease in fee income for the LOC II product was generally driven by a decline in new loan origination volume.

Historically, customer demand for RCS consumer loan products has not been sensitive to changes in interest rates, and management therefore does not expect rate movements to materially affect origination volumes. However, a declining interest rate environment would likely reduce the internal FTP cost allocated to this segment, which in turn would be favorable to the segment’s NIM. The magnitude of this benefit would depend on the final FTP rate applied, as well as the overall volume and mix of loans the segment originates.

The following table presents average balances, along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 2 — Total Company Average Balance Sheets and Interest Rates

	Years Ended December 31,
	2025			2024			2023
	Average		Average	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$505,468	$21,844	4.32%	$472,512	$24,846	5.26%	$183,647	$9,418	5.13%
Investment securities, including FHLB stock (a)	754,181	29,225	3.88	647,409	20,076	3.10	772,104	21,497	2.78
TRS Refund Advances (b)	75,431	33,620	44.57	86,496	38,040	43.98	73,255	32,572	44.46
RCS LOC products (b)	45,299	48,205	106.42	44,164	48,148	109.02	35,486	36,655	103.29
Other RPG loans (c)	104,177	6,536	6.27	120,584	9,351	7.75	115,691	8,736	7.55
Outstanding Warehouse lines of credit	556,830	38,560	6.92	470,028	36,822	7.83	396,629	29,695	7.49
Traditional Bank loans (c)	4,583,603	260,523	5.68	4,601,400	255,703	5.56	4,302,154	217,490	5.06
Total loans (d)	5,365,340	387,444	7.22	5,322,672	388,064	7.29	4,923,215	325,148	6.60

Total interest-earning assets	6,624,989	438,513	6.62	6,442,593	432,986	6.72	5,878,966	356,063	6.06

Allowance for credit losses	(92,164)			(92,071)			(82,230)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	165,892			139,775			150,785
Premises and equipment, net	35,570			33,397			33,544
Bank owned life insurance	108,954			105,560			102,750
Other assets (a)	275,181			255,041			212,228
Total assets	$7,118,422			$6,884,295			$6,296,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,686,558	$10,053	0.60%	$1,783,723	$22,293	1.25%	$1,500,975	$11,602	0.77%
Money market accounts	1,446,921	40,654	2.81	1,181,060	39,514	3.35	874,332	21,150	2.42
Time deposits	450,646	16,986	3.77	387,156	15,380	3.97	298,313	8,681	2.91
Reciprocal money market and time deposits	317,523	10,210	3.22	338,644	13,886	4.10	203,993	7,532	3.69
Brokered deposits	170,102	7,681	4.52	207,877	11,023	5.30	47,078	2,516	5.34

Total interest-bearing deposits	4,071,750	85,584	2.10	3,898,460	102,096	2.62	2,924,691	51,481	1.76

SSUARs and other short-term borrowings	100,869	504	0.50	101,680	546	0.54	134,632	574	0.43
Federal Home Loan Bank advances	409,718	17,755	4.33	400,032	18,190	4.55	325,678	15,230	4.68

Total interest-bearing liabilities	4,582,337	103,843	2.27	4,400,172	120,832	2.75	3,385,001	67,285	1.99

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,331,886			1,374,457			1,880,471
Other liabilities	137,670			144,461			135,882
Stockholders’ equity	1,066,529			965,205			894,689
Total liabilities and stockholders’ equity	$7,118,422			$6,884,295			$6,296,043

Net interest income		$334,670			$312,154			$288,778

Net interest spread			4.35%			3.97%			4.07%

Net interest margin			5.05%			4.85%			4.91%

a)	For the purpose of this calculation, the debt securities fair market value adjustment is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	The average balance includes the principal balance of nonaccrual loans and loans HFS (not carried at fair value), and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table for detail of loan fees by reporting segment.

Table 3 — Loan Fee Income

The amount of loan fee income can meaningfully impact total interest income, loan yields, NIM, and net interest spread. The following table illustrates loan fees recorded as interest income on loans by segment:

	Years Ended December 31,
(in thousands)	2025	2024	2023

Traditional Banking	$6,054	$5,326	$5,357
Warehouse Lending	1,405	1,285	1,031
Total Core Bank loan fees	7,459	6,611	6,388
TRS	34,005	39,274	33,529
RCS	48,205	48,148	36,655
Total RPG loan fees	82,210	87,422	70,184

Total Company loan fees	$89,669	$94,033	$76,572

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

Table 4 — Total Company Volume/Rate Variance Analysis

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Compared to			Compared to
	Year Ended December 31, 2024			Year Ended December 31, 2023
	Total Net	Increase / (Decrease) Due to		Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(3,002)	$1,646	$(4,648)	$15,428	$15,183	$245
Investment securities, including FHLB stock	9,149	3,640	5,509	(1,421)	(3,704)	2,283
TRS Refund Advance loans*	(4,420)	(4,925)	505	5,468	5,827	(359)
RCS LOC products	57	1,221	(1,164)	11,493	9,369	2,124
Other RPG loans	(2,815)	(1,171)	(1,644)	615	375	240
Outstanding Warehouse lines of credit	1,738	6,315	(4,577)	7,127	5,699	1,428
Traditional Bank loans	4,820	(992)	5,812	38,213	15,747	22,466
Net change in interest income	5,527	5,734	(207)	76,923	48,496	28,427

Interest expense:

Transaction accounts	(12,240)	(1,154)	(11,086)	10,691	2,501	8,190
Money market accounts	1,140	8,062	(6,922)	18,364	8,779	9,585
Time deposits	1,606	2,424	(818)	6,699	3,009	3,690
Reciprocal money market and time deposits	(3,676)	(824)	(2,852)	6,354	5,443	911
Brokered deposits	(3,342)	(1,840)	(1,502)	8,507	8,527	(20)
SSUARs and other short-term borrowings	(42)	(4)	(38)	(28)	(157)	129
Federal Home Loan Bank advances	(435)	433	(868)	2,960	3,391	(431)
Net change in interest expense	(16,989)	7,097	(24,086)	53,547	31,493	22,054

Net change in net interest income	$22,516	$(1,363)	$23,879	$23,376	$17,003	$6,373

Provision

Total Company Provision was a net charge of $31.6 million for 2025 compared to a net charge of $54.4 million for 2024.

The following were the most significant components comprising the total Company’s Provision by reportable segment:

(I)Traditional Banking segment

The Traditional Banking Provision during 2025 was a net charge of $5.5 million compared to a net charge of $3.2 million for 2024.

The net charge for 2025 was primarily driven by the following:

●	During the fourth quarter of 2025, the Traditional Bank recorded a $4.8 million specific allocation related to a $16 million C&I participation relationship, in which Republic is not the lead bank. This credit has been impacted by strong competition, declining revenues and rising expenses.

●	During the fourth quarter of 2025, the Traditional Bank recorded a net credit to the Provision of $342,000 related to the transfer of the substantial majority of its RBF loan/lease portfolio into the HFS category.

●	During the first quarter of 2025, approximately $5 million of consumer credit cards were transferred from held for investment to HFS, which generated a net credit to the Provision of $414,000. The consumer credit card sale was completed during the second quarter of 2025.

●	During the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment resulting in a $518,000 credit adjustment to the Provision.

●	The Traditional Bank recorded net charge-offs of $1.6 million during 2025.

The net charge for 2024 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $747,000 during 2024 related to general formula reserves applied to Traditional Bank loans. While loan balances at the Traditional Bank decreased by $49 million during 2024, the segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher Provision.

●	The Traditional Bank recorded $1.9 million in charge-offs related to three linked, broker-related marine loans during the third quarter of 2024. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery to noninterest income associated with these loans. The Company discontinued originating broker-related marine loans during the third quarter of 2024. As of December 31, 2025, the Bank had $3 million of broker-related marine loans remaining in its loan portfolio.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.40% as of December 31, 2025, compared to 1.31% as of December 31, 2024.

The Company believes, based on information presently available, that it has adequately provided for Traditional Banking loan losses as of December 31, 2025.

(II)Warehouse Lending segment

Warehouse recorded a net charge to the Provision of $508,000 during 2025 compared to a net charge of $527,000 for 2024. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances increased $203 million, or 37%, during 2025 compared to an increase of $211 million, or 62%, during 2024.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of both December 31, 2025 and December 31, 2024.

The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of December 31, 2025.

(III)	Tax Refund Solutions segment

TRS recorded a net charge to the Provision of $9.5 million during 2025 compared to a net charge of $30.0 million during 2024. Substantially all TRS Provision in both periods was related to its ERA/RA products.

The Bank’s ability to control ERA/RA losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a given year could be higher than management’s predictions if tax refund payment patterns change materially between years.

2025 Tax Season Fee Structure Changes and Corresponding Shift and Decline in Total Origination Volume:

During the fourth quarter of 2024, the Company revised its agreement with its largest Tax Provider based on product volume for the 2025 Tax Season. Under the revised structure, the ERA fee was increased and a new ERA-specific loss-cap guarantee was added, while the fee applicable to RAs was reduced. Consistent with these changes, TRS experienced a shift in product mix and an overall decline in total ERA/RA volume for the 2025 Tax Season compared to the 2024 Tax Season.

Total ERA/RA volume for the 2025 Tax Season declined $72 million, or 9%, from $874 million originated for the 2024 Tax Season to $802 million for the 2025 Tax Season. Total RA origination volume was $663 million during 2025 compared to $771 million during 2024, with originations for both periods occurring during the first quarter. Total ERA origination volume was $139 million during the 2025 Tax Season compared to $103 million during the 2024 Tax Season, with originations occurring in December 2024 and December 2023, respectively.

2026 Tax Season Contract Expiration:

As previously disclosed, the Company’s largest Tax Provider contract within TRS based on product volume, expired in October 2025, and the Company did not enter into a new contract with this Tax Provider for the 2026 Tax Season (which began in December 2025). Provision for ERAs/RAs originated through this Tax Provider represented 58% of TRS’s total ERA/RA Provision for the 2025 calendar year, 96% for the fourth quarter of 2024 and 0% for the fourth quarter of 2025. Management does not believe that the net revenue from this Tax Provider will be replaced during the 2026 calendar year.

The lower Provision during 2025 compared to 2024 related to the following factors:

●	Significant improvement in payments received from the U.S. Treasury to fund federal tax refunds for the first quarter 2025 Tax Season.

●	The 2025 Tax Season fee structure changes and corresponding shift and decline in total ERA and RA volume detailed above.

o	A larger percentage of ERA Provision was recorded during December 2024 compared to December 2023, effectively leading to a lower comparable Provision during 2025 versus 2024. ERA provisioning in December 2024 was based on the final loss rate realized from the ERAs originated December 2023. Included in the Provision for 2023 was a $3.9 million charge related to $103 million of ERAs originated in December 2023 for tax returns that were anticipated to be filed during the first quarter of 2024.

●	The 2026 Tax Season contract expiration detailed earlier in this section and ERA provisioning.

o	During December 2024, $139 million of ERAs were originated and outstanding at period end related to tax returns that were anticipated to be filed during the first quarter 2025 Tax Season. ERA originations related to the largest Tax Provider contract totaled $123 million, resulting in a $9.5 million charge to provision during 2025. During December 2025, $13 million of ERAs were originated and outstanding at period end related to tax returns that anticipated to be filed during the first quarter 2026 Tax Season, resulting in approximately $300,000 of provision expense for 2025.

The Company believes, based on information presently available, that it has adequately provided for TRS loan losses as of December 31, 2025.

See additional detail regarding the ERA/RA products under the Footnote titled “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplemental Data.”

(IV)	Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment offers prepaid and debit solutions to consumers.

(V)	Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $16.1 million during 2025 compared to a net charge of $20.6 million for 2024. RCS recorded net charge-offs of $17.7 million during 2025 compared to $17.9 million during 2024. In addition, the RCS Provision fluctuation from 2024 to 2025 was meaningfully impacted by calculated reserve requirements tied to period-to-period balance fluctuations in the higher risk LOC II product, whose period-end balances grew nearly $4.6 million during 2024 and declined $1.6 million during 2025.

RCS recorded a net charge to the Provision of $20.6 million during 2024 compared to a net charge to the Provision of $16.5 million for 2023. The increase in the Provision during 2024 was substantially within the LOC II product and was generally in-line with its calculated required requirements tied to the increase in its period-end loan balances from 2023 to 2024.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.30% as of December 31, 2025 compared to 16.30% as of December 31, 2024.

The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of December 31, 2025.

Table 5 — Republic Credit Solutions Provision by Product Type

	Years Ended December 31,
(in thousands)	2025	2024	2023

Product:
Lines of credit	$16,171	$20,644	$16,486
Healthcare receivables	(33)	(19)	43
Total RCS provision	$16,138	$20,625	$16,529

Noninterest Income

Table 6 — Analysis of Noninterest Income

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2025	2024	2023	2025/2024	2024/2023

Service charges on deposit accounts	$14,436	$14,186	$13,855	2%	2%
Net refund transfer fees	17,685	15,356	15,748	15	(2)
Mortgage banking income	7,401	5,438	3,542	36	54
Interchange fee income	12,191	12,967	13,057	(6)	(1)
Program fees	17,605	17,818	15,582	(1)	14
Increase in cash surrender value of bank owned life insurance	3,596	3,208	2,719	12	18
Death benefits in excess of cash surrender value of life insurance	—	—	1,728	—	(100)
Net losses on other real estate owned	(211)	(206)	(211)	(2)	2
Gain on sale of Visa Class B-1 shares	4,090	—	—	100	—
Other	6,032	3,883	5,437	55	(29)
Total noninterest income	$82,825	$72,650	$71,457	14%	2%

Total Company noninterest income increased $10.2 million, or 14%, from 2024 to 2025.

The following were the most significant components comprising the total Company’s noninterest income fluctuation by reportable segment:

(I)	Traditional Banking segment

Noninterest income increased $8.0 million, or 20%, from 2024 to 2025, primarily driven by the following:

●	Mortgage Banking income increased $2.0 million, or 36% from 2024 to 2025. Approximately $1.0 million of the increase was the result of a negative fair value adjustment recorded during the first quarter of 2024 related to $67 million of correspondent loans that were re-classified from held for investment to HFS during the period. The remaining $1.0 increase related to a $32 million, or 17%, increase in the volume of fixed rate loans that were sold into the secondary market during 2025 compared to 2024. In general, mortgage activity strengthened in late 2025 as long-term market interest rates declined.

●	BOLI income increased $388,000 in 2025 compared to 2024 driven by appreciation in cash-surrender values within the policy plans and a §1035 policy exchange executed in 2025 to enhance the overall yield of the portfolio. BOLI assets are currently being carried at $111 million on the balance sheet.

●	The Bank recorded a $4.1 million gain on sale of Visa Class B-1 shares during the first quarter of 2025. The Visa Class B-1 common stock was issued to Visa’s U.S. member banks during 2008 in connection with a reorganization and Initial Public Offering.

●	Other noninterest income increased $2.1 million, or 56%, during 2025 compared to 2024, led by a $1.6 million insurance recovery related to a $1.9 million charge-off recorded in 2024. In addition, swap fee income increased $266,000 year over year and the Traditional Bank recognized a $328,000 non-recurring gain in 2025 related to the sale of the consumer credit card portfolio.

●	The Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for 2025, and 2024 was $7.4 million in both periods. The total daily overdraft charges, net of refunds, included in interest income for 2025, and 2024 was $1.2 million in both periods.

(II)Warehouse Lending segment

Warehouse noninterest income, which consists entirely of service charges on deposit accounts, increased $21,000 from $62,000 in 2024 to $83,000 in 2025.

(III)	Tax Refund Solutions segment

TRS’s noninterest income increased $2.4 million, or 16%, during 2025 compared to 2024, with RT fees representing the majority of noninterest income for each period. Despite a 5.6% decrease in overall volume, RT income expanded $2.3 million, or 15%, in 2025 attributable to a 22.8% increase in the per-unit net fee earned. The better per-unit profitability was led by select product price increases combined with a minimal change in revenue share.

As previously disclosed, the Company’s largest Tax Provider contract within TRS based on product volume expired in October 2025 and the Company did not enter into a new contract with this Tax Provider for the 2026 Tax Season (which began in December 2025).

Net RT revenue generated from this Tax Provider accounted for approximately 20% of TRS’s total net RT revenue for the 2025 calendar year. The RT product is primarily earned and recognized during the first half of the year. Management does not believe that the net revenue from this Tax Provider will be replaced during the 2026 calendar year.

(IV)	Republic Payment Solutions segment

RPS’s noninterest income decreased $172,000, or 5%, for 2025 compared to 2024. RPS program fees, which are volume based and represent a portion of the net interchange revenue earned for cardholder activity, drove the noninterest income decline.

(V)	Republic Credit Solutions segment

RCS’s noninterest income decreased $41,000, during 2025 compared to 2024, with program fees representing the substantial majority of RCS’s noninterest income. As noted in the following table, lower sales volume from RCS’s LOC products from 2024 to 2025 was offset by expansion within the installment products.

The following table presents program fees by RPG Segment:

Table 7 — Program Fees by Republic Processing Group Segment

	Years Ended December 31,
(in thousands)	2025	2024	2023

Segment:
TRS	$—	$—	$—
RPS	2,948	3,121	2,827
RCS	14,657	14,697	12,755
Total RPG program fees	$17,605	$17,818	$15,582

The following table presents RCS program fees by product type:

Table 8 — Program Fees by Republic Credit Solutions Product

	Years Ended December 31,
(in thousands)	2025	2024	2023

Product:
Lines of credit	$9,131	$10,307	$8,762
Healthcare receivables	203	189	196
Installment loans*	5,323	4,201	3,797
Total RCS program fees	$14,657	$14,697	$12,755

*The Company has elected the fair value option for this product, with mark-to-market adjustments recorded as a component of Program Fees.

Noninterest Expense

Table 9 — Analysis of Noninterest Expense

				Percent Increase/(Decrease)
Years Ended December 31, (dollars in thousands)	2025	2024	2023	2025/2024	2024/2023

Salaries and employee benefits	$127,060	$118,650	$115,869	7%	2%
Technology, equipment, and communication	34,618	30,690	29,107	13	5
Occupancy	14,175	13,856	13,967	2	(1)
Marketing and development	7,720	9,439	8,446	(18)	12
FDIC insurance expense	3,064	3,012	2,728	2	10
Interchange related expense	6,373	5,845	5,965	9	(2)
Legal and professional fees	3,709	3,489	3,204	6	9
Merger expense	—	41	2,160	(100)	(98)
Core conversion and related contract consulting fees	6,213	—	—	100	—
Other	17,257	17,703	17,952	(3)	(1)
Total noninterest expense	$220,189	$202,725	$199,398	9%	2%

Total Company noninterest expense increased $17.5 million, or 9%, during 2025 compared to 2024.

The following were the most significant components comprising the total Company’s noninterest expense fluctuation by reportable segment:

(1)	Traditional Banking segment

Traditional Bank noninterest expense increased $19.8 million, or 12%, for 2025 compared to the same period in 2024, driven primarily by the following:

●	Salaries and employee benefits increased by a combined $7.1 million, or 7%, driven primarily by a $2.5 million increase in health insurance claims and a $3.1 million increase in bonus-related expenses. The larger bonus-related expenses for 2025 were consistent with the Company’s strong operating results compared to plan.

●	Technology, equipment, and communication expenses increased $3.5 million, or 13%, over 2024. The increase in Technology expense was driven primarily by expanded data storage, enhanced security, and new ancillary systems, including additional costs resulting from the transition to a new call center management system. Also, 2024 included a $450,000 refund related to a prior year contract billing dispute. In addition, the Company operated on a month-to-month contract basis from July to mid-October, as it transitioned to a new core system provider. Under the month-to-month contract terms, the Company paid a 25% premium above its previous contractual run rate. Management expects to incur a net benefit in technology costs in the future as a result of the new call center management system and core system conversion.

●	Marketing and development expenses increased $1.0 million, or 28%, over 2024 driven primarily by the Bank’s current marketing campaigns which include a new branding initiative. Overall, Traditional Banking marketing expenses are expected to remain near current levels into the near future.

●	Interchange related expense increased $576,000, or 10%, for the year ended December 31, 2025 compared to the prior year, consistent with the increase in transaction volume and customer base expansion.

●	The Traditional Bank recorded $6.2 million during 2025, primarily during the first quarter, for deconversion and consulting fees related to its Core System contract. Included within these costs were the following:

o	Approximately $4.1 million of the expense related to contract negotiation assistance from a third-party consultant that was calculated as a percentage of anticipated savings over the five-year term of the new contract. Republic projects a savings in excess of $16 million over the contract’s five-year term.

o	Approximately $2.1 million of this expense related to data conversion and secondary system migration costs in preparation for the conversion to the core conversion.

(II)	Warehouse Lending segment

Noninterest expense at the Warehouse Lending segment increased $157,000, or 4%, during 2024 to 2025.

(III)Tax Refund Solutions segment

Noninterest expense at the TRS segment decreased $740,000, or 6%, during 2025 compared to 2024, as various underwriting and administrative related expenses declined consistent with ERA/RA volume.

(IV)	Republic Payment Solutions segment

Noninterest expense at the RPS segment increased $536,000, or 13%, during 2025 compared to 2024, primarily due to a $657,000 increase in salary and employee benefits resulting from an increase in allocated staff.

(V)Republic Credit Solutions segment

Noninterest expense at the RCS segment decreased $2.3 million, or 16%, during 2025 compared 2024, driven primarily by a $2.5 million, or 47%, reduction in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period.

FINANCIAL CONDITION

Overview

Total assets increased $195 million, or 3%, to $7.04 billion at December 31, 2025 from $6.85 billion at December 31, 2024, driven primarily by expansion within the investment portfolio.

Total liabilities increased $85 million, or 1%, to $5.94 billion at December 31, 2025 from $5.85 billion at December 31, 2024, due mainly to a $111 million, or 28%, increase in total FHLB advances outstanding.

Stockholders’ equity increased $110 million, or 11%, to $1.10 billion at December 31, 2025, compared to $992 million at December 31, 2024. This increase reflected net income of $131.3 million and an improvement in AOCI, partially offset by $35 million of cash dividends declared during 2025. The improvement in AOCI was attributable to changes in the interest-rate environment and the corresponding impact on the valuation of the AFS debt-securities portfolio and cash-flow-hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and federal funds sold. The Company had $220 million in cash and cash equivalents as of December 31, 2025, compared to $432 million as of December 31, 2024. Average interest-earning cash and cash equivalents totaled $671 million for 2025, compared to $612 million for 2024. For cash held at the FRB, the Bank earns a yield on balances in excess of required reserves, with these funds earning a weighted-average yield of 4.33% during 2025 compared to 5.26% during 2024. Cash held within the Bank’s banking centers and ATM/ITM networks does not earn interest. Despite the year-over-year increase in average interest-earning cash balances, the Company has, over the past several months, deployed a higher percentage of its excess cash into investment securities resulting in a decrease in period-end cash balances.

In prior years, the Company maintained elevated cash balances during the fourth quarter due to near-term funding requirements for ERAs/RAs related to the upcoming Tax Season. As previously disclosed, the Company’s largest Tax Provider contract within TRS, based on product volume, expired in October 2025, and the Company did not enter into a replacement agreement. Consistent with the non-renewal of this contract, the Company did not acquire any short-term brokered deposits at year-end 2025, compared to $200 million acquired at year-end 2024.

Beginning in 2020, the Company employed an investment strategy focused on purchasing securities with shorter-term durations while maintaining significant excess cash at the FRB. Beginning in the fourth quarter of 2024 and continuing throughout 2025, the Company shifted to purchasing longer-duration investment securities in response to a more favorable yield curve and the relatively higher yields available compared to overnight cash. The yield curve, which began to steepen during the fourth quarter of 2024, became positively sloped in late March 2025 and remained so through year-end 2025.

Investment Securities

Table 10 — Investment Securities Portfolio

December 31, (in thousands)	2025	2024

Available-for-sale debt securities (fair value):
U.S. Treasury securities and U.S. Government agencies	$293,375	$389,086
Private label mortgage-backed security	1,439	1,550
Mortgage-backed securities - residential	567,909	168,233
Collateralized mortgage obligations	16,907	19,243
Corporate bonds	1,001	2,009
Trust preferred security	4,062	4,034
Total available-for-sale debt securities	884,693	584,155

Held-to-maturity debt securities (amortized cost):
Mortgage backed securities - residential	13	23
Collateralized mortgage obligations	4,931	5,756
Corporate bonds	—	4,999
Total held-to-maturity debt securities	4,944	10,778

Equity securities with a readily determinable fair value (fair value):
Freddie Mac preferred stock	945	693
Total equity securities with a readily determinable fair value	945	693

Total investment securities	$890,582	$595,626

The primary purpose of the Company’s investment securities portfolio is to provide a stable source of interest income and serve as an important liquidity management tool. In managing overall balance-sheet composition, the Company seeks to balance earnings generation with credit quality and liquidity considerations.

At December 31, 2025, the Company’s AFS debt securities primarily consisted of U.S. Treasury securities and U.S. Government agency obligations, including agency MBSs and agency CMOs. The agency MBSs consist mainly of hybrid mortgage securities and other ARM-based securities underwritten and guaranteed by GNMA, FHLMC, or FNMA. The agency CMOs held in the portfolio are predominantly floating-rate securities that reset monthly. A portion of the investment portfolio is pledged to support client SSUAR balances, while remaining eligible securities not pledged for SSUARs may be pledged to the FHLB as collateral for the Bank’s borrowing capacity.

Beginning in 2020, the Company employed an investment strategy focused on purchasing securities with shorter-term durations while maintaining significant excess cash at the FRB. Beginning in the fourth quarter of 2024 and continuing throughout 2025, the Company shifted to purchasing longer-duration investment securities in response to a more favorable yield curve and the relatively higher yields available compared to overnight cash. The yield curve, which began to steepen during the fourth quarter of 2024, became positively sloped in late March 2025 and remained so through year-end 2025. As a result of this strategy, Republic’s investment portfolio increased $295 million, or 50%, from December 31, 2024, to December 31, 2025. This growth was driven by $771 million of securities purchases, partially offset by $492 million in calls and maturities of debt securities and paydowns on MBS’s.

Strategies for the investment securities portfolio are influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. The Company’s investment management strategy for 2026 and beyond will depend on a variety of factors, including the Company’s current and projected liquidity position, customer demand for loan and deposit products, the Company’s overall interest-rate-risk profile, the shape of the yield curve and prevailing interest-rate environment, as well as expectations for short-term and long-term interest-rate trends.

Table 11 — Available-for-Sale Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2025 (dollars in thousands)	Cost	Value	Yield	Years

U.S. Treasury securities and U.S. Government agencies:
Due in one year or less	$84,959	$83,944	2.00%	0.71
Due from one year to five years	209,981	209,431	3.77	3.18
Total U.S. Treasury securities and U.S. Government agencies	294,940	293,375	3.26	2.47

Corporate bonds, due in one year or less	1,001	1,001	6.39	0.42
Trust preferred security, due beyond ten years	3,924	4,062	9.17	11.39
Private label mortgage backed security	—	1,439	7.61	8.63
Total mortgage backed securities - residential	570,491	567,909	4.41	19.56
Total collateralized mortgage obligations	17,528	16,907	4.12	16.90
Total available-for-sale debt securities	$887,884	$884,693	4.05%	13.77

Table 12 — Held-to-Maturity Debt Securities

				Weighted
			Weighted	Average
	Amortized	Fair	Average	Maturity in
December 31, 2025 (dollars in thousands)	Cost	Value	Yield	Years

Total mortgage backed securities - residential	$13	$13	5.05%	8.83
Total collateralized mortgage obligations	4,931	4,916	5.34	14.26
Total held-to-maturity debt securities	$4,944	$4,929	5.34%	14.24

Actual maturities for MBS may differ from contractual maturities due to prepayments on underlying collateral.

See the Footnote titled “Investment Securities” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s investment securities.

Loan Portfolio

Table 13 — Loan Portfolio Composition

Years Ended December 31, (in thousands)	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	$1,040,080	$1,032,459
Nonowner-occupied	283,246	318,096
Commercial real estate:
Owner-occupied	666,948	659,216
Nonowner-occupied	799,420	840,517
Multi-family	331,370	313,444
Construction & land development	238,455	244,121
Commercial & industrial	528,873	460,245
Lease financing receivables	20,523	93,304
Aircraft*	203,120	226,179
Home equity	413,638	353,441
Consumer:
Credit cards	10,711	16,464
Overdrafts	971	982
Automobile loans	738	1,156
Other consumer	8,204	9,555
Total Traditional Banking	4,546,297	4,569,179
Warehouse lines of credit*	754,090	550,760
Total Core Banking	5,300,387	5,119,939

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	12,924	138,614
Other TRS commercial & industrial loans	19,473	52,180
Republic Credit Solutions	113,545	128,733
Total Republic Processing Group	145,942	319,527

Total loans**	5,446,329	5,439,466
Allowance for credit losses	(85,352)	(91,978)

Total loans, net	$5,360,977	$5,347,488

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

The Company’s credit exposure is diversified across both commercial and consumer borrowers, with no single industry representing more than 10% of total loans outstanding. Although the loan portfolio is broadly diversified, a borrower’s ability to meet contractual obligations remains influenced by the economic conditions and industry dynamics affecting that borrower. Loans outstanding and related unfunded commitments are primarily concentrated within the Company’s core market footprint, which includes Kentucky, Indiana, Florida, Ohio, and Tennessee.

Total Company gross loans increased $7 million during 2025, reaching $5.45 billion outstanding as of December 31, 2025. The most significant components comprising the change in loans by reportable segment follow:

(I)Traditional Banking segment

Traditional Banking period-end loan balances decreased $23 million, or 1%, from December 31, 2024 to December 31, 2025. Excluding the $82 million of RBF lease-financing receivables that were reclassified from held for investment to HFS, the Traditional Bank would have generated $59 million of year-over-year loan growth. The primary drivers of the decline in Traditional Banking loan balances are as follows:

●	For 2024 and the first nine months of 2025, management maintained a stricter pricing strategy across all lending types in response to then-current economic conditions. As expected, this approach resulted in slower origination volume across most product categories during the period. In the fourth quarter of 2025, however, supported by a more positively sloped yield curve, the Traditional Bank achieved its first quarter-over-prior-quarter average loan balance growth of the year, with average loans increasing by $32 million.

●	During the fourth quarter of 2025, approximately $82 million of lease finance receivables were reclassified from held for investment to HFS as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. The transaction closed in February 2026, and the Company recorded a gain of approximately $6 million, net of broker commissions, as a result of the sale during the first quarter of 2026.

●	Increased LOC usage within the Traditional Bank HELOC and C&I portfolios was more than offset by contraction within the Lease Financing Receivable, RRE, CRE and aircraft lending portfolios.

●	During March 2025, the Company reached an agreement to sell approximately $5 million of consumer credit cards that were previously classified as held for investment. The sale of these credit cards was completed during the second quarter of 2025.

●	During March 2024, the Company reached an agreement to sell approximately $67 million of correspondent loans that were previously classified as held for investment. The sale of these loans was completed during the second quarter of 2024.

(II)Warehouse Lending segment

Outstanding Warehouse period-end balances increased $203 million, or 37%, from December 31, 2024, to December, 2025. Average committed Warehouse lines of credit increased from $938 million for the year ended December 31, 2024, to $1.05 billion during 2025, with higher demand driving average usage rates for Warehouse lines of credit from 50% to 53% for the same periods.

Due to mortgage-market volatility and seasonality, projecting future outstanding balances for Warehouse lines of credit remains challenging; however, portfolio expansion has historically aligned with broader industry trends. Since entering the business in 2011, the Bank has experienced fluctuations in Warehouse balances consistent with overall mortgage-origination activity. Weighted-average quarterly usage rates have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates have ranged from a low of 39% during 2022 to a high of 66% during 2020.

(III)	Tax Refund Solutions segment

As previously disclosed, the Company’s largest Tax Provider contract within TRS based on product volume expired in October 2025 and the Company did not enter into a new contract with this Tax Provider for the 2026 Tax Season (which began in December 2025).

ERAs/RAs originated through this Tax Provider represented approximately 67% of total ERA/RA dollars originated through TRS from December 2024 through February 2025. As a result, ERA/RA fee income attributable to this Tax Provider accounted for 61% of TRS’s total ERA/RA fee income for the 2025 calendar year, 88% for the fourth quarter of 2024 and 0% during the fourth quarter of 2025.

During December 2024, $139 million of ERAs were originated and outstanding at period end related to tax returns that were anticipated to be filed during the first quarter 2025 Tax Season. ERA originations related to the largest Tax Provider contract totaled $123 million, during 2025. During December 2025, $13 million of ERAs were originated and outstanding at period end related to tax returns that anticipated to be filed during the first quarter 2026 Tax Season.

(IV)	Republic Credit Solutions segment

Outstanding period-end RCS balances decreased $15 million, or 12%, to $114 million as of December 31, 2025, consistent with pay off activity and decreased origination volume primarily associated with the healthcare receivable and LOC products.

(V)	Republic Payment Solutions segment

There are no outstanding loans at RPS, as the segment offers prepaid and debit solutions to consumers.

The following table presents the maturity distribution and rate sensitivity of the loan portfolio:

Table 14 — Selected Loan Distribution

			Over One	Over Five
		One Year	Through	Through	Over
December 31, 2025 (in thousands)	Total	Or Less	Five Years	15 Years	15 Years

Fixed rate loan maturities:

Residential real estate:
Owner-occupied	$500,589	$38,741	$13,446	$121,508	$326,894
Nonowner-occupied	96,827	981	75,002	19,972	872
Commercial real estate:
Owner-occupied	254,203	35,186	157,866	60,926	225
Nonowner-occupied	255,349	12,733	192,749	49,867	—
Multi-Family	78,451	817	37,911	39,723	—
Construction & land development	56,923	12,947	27,716	16,260	—
Commercial & industrial	231,906	24,621	179,739	27,546	—
Lease financing receivables	20,523	3,251	17,272	—	—
Aircraft	201,491	—	65,834	74,043	61,614
Warehouse lines of credit	—	—	—	—	—
Home equity	232	199	33	—	—
Consumer	125,180	63,799	3,439	303	57,639
Total fixed rate loans	$1,821,674	$193,275	$771,007	$410,148	$447,244

Variable rate loan maturities:

Residential real estate:
Owner-occupied	$539,491	$137	$1,058	$18,454	$519,842
Nonowner-occupied	186,419	5,284	80,416	83,001	17,718
Commercial real estate
Owner-occupied	412,745	20,126	100,628	281,537	10,454
Nonowner-occupied	544,071	12,063	267,206	264,802	—
Multi-Family	252,919	2,691	107,664	142,564	—
Construction & land development	181,532	11,260	66,480	100,913	2,879
Commercial & industrial	316,440	143,170	108,957	46,277	18,036
Lease financing receivables	—	—	—	—	—
Aircraft	1,629	1,629	—	—	—
Warehouse lines of credit	754,090	754,090	—	—	—
Home equity	413,406	24,528	78,648	310,230	—
Consumer	21,913	12,581	4	39	9,289
Total variable rate loans	$3,624,655	$987,559	$811,061	$1,247,817	$578,218

Total:

Residential real estate:
Owner-occupied	$1,040,080	$38,878	$14,504	$139,962	$846,736
Nonowner-occupied	283,246	6,265	155,418	102,973	18,590
Commercial real estate
Owner-occupied	666,948	55,312	258,494	342,463	10,679
Nonowner-occupied	799,420	24,796	459,955	314,669	—
Multi-Family	331,370	3,508	145,575	182,287	—
Construction & land development	238,455	24,207	94,196	117,173	2,879
Commercial & industrial	548,346	167,791	288,696	73,823	18,036
Lease financing receivables	20,523	3,251	17,272	—	—
Aircraft	203,120	1,629	65,834	74,043	61,614
Warehouse lines of credit	754,090	754,090	—	—	—
Home equity	413,638	24,727	78,681	310,230	—
Consumer	147,093	76,380	3,443	342	66,928
Total loans	$5,446,329	$1,180,834	$1,582,068	$1,657,965	$1,025,462

Loans at maturity interval to overall total loans	100%	22%	29%	30%	19%

Allowance for Credit Losses

The Bank maintains an ACLL on the balance for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn deposit accounts. The Bank also maintains an ACLC for expected OBS credit exposure losses. Management evaluates the adequacy of the ACLL monthly and the adequacy of the ACLC for OBS quarterly. The ACLL calculation is presented to and discussed with the Audit Committee and the Board on a quarterly basis.

The Company’s ACLL decreased to $85 million at December 31, 2025, compared to $92 million at December 31, 2024, with the total Company ACLL as a percentage of total loans declining to 1.57% at year-end 2025 from 1.69% at year-end 2024.

The most significant components comprising the change in ACLL by reportable segment follow:

(I)Traditional Banking segment

While Traditional Bank loan balances decreased $23 million during 2025, the corresponding ACLL increased $4 million to $64 million as of December 31, 2025, primarily due to the following:

●	During the fourth quarter of 2025, the Traditional Bank recorded a specific allocation of approximately $4.8 million related to a $16 million C&I participation relationship in which Republic is not the lead bank. This credit has been negatively affected by strong competition, declining revenues, and rising expenses.

●	Throughout 2025, the Traditional Banking ACLL continued to reflect a shift in loan mix, as growth occurred in categories that carry higher loan-loss reserve requirements.

●	During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. As a result of this reclassification, the Company reversed approximately $850,000 of reserves related to the performing loans. The Company also maintained a specific reserve of approximately $508,000 related to loans not expected to be sold in the transaction.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.40% as of December 31, 2025, compared to 1.31% as of December 31, 2024.

(II)	Warehouse Lending segment

The Warehouse ACLL increased $508,000 to $1.9 million, while the Warehouse ACLL as a percentage of total Warehouse loans remained at 0.25% when comparing December 31, 2025 to December 31, 2024. Outstanding Warehouse period-end balances increased $203 million, or 37%, over the same period As of December 31, 2025, the Warehouse ACLL remained entirely qualitative in nature, with no adjustments required to the qualitative reserve percentage for 2025.

(III)Tax Refund Solutions segment

The TRS ACLL decreased approximately $10 million from December 31, 2024 to approximately $300,000 as of December 31, 2025, reflecting the impact of the previously-disclosed non-renewal of a large tax provider contract, which significantly impacted period-to-period comparability. During the fourth quarter of 2024, ERA originations through this Tax Provider totaled $123 million, resulting in a $10 million ACLL at year-end. ERAs are primarily originated during December of each year in connection with the upcoming first-quarter tax filing season.

(IV)	Republic Credit Solutions segment

The RCS ACLL decreased $2 million to $19 million as of December 31, 2025, primarily due to declines in spot loan balances within the LOC II and healthcare receivables products.

RCS maintained an ACLL for two distinct credit products as of December 31, 2025: its LOC products and its healthcare receivables products. As of year-end, the ACLL-to-total-loans percentage for these products ranged from as low as 0.25% for healthcare receivables to as high as 70.63% for LOC products. The lower reserve percentage for healthcare receivables reflects the recourse the Bank maintains to the third-party service providers for these balances.

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 17.15% as of December 31, 2025 compared to 16.30% as of December 31, 2024. The RCS segment continued to experience a change in loan mix, growing in categories with higher loan loss reserve requirements thus driving its higher ACLL for the quarter.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the report.

See additional detail regarding RCS’ loan products under Item 1 “Business.”

(V)	Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment offers prepaid and debit solutions to consumers.

Table 15 — Summary of Loan and Lease Loss Experience

Years Ended December 31, (in thousands)	2025	2024	2023

ACLL at beginning of period	$91,978	$82,130	$70,413

CBank Fair Value Adjustment	—	—	216

Charge-offs:

Traditional Banking:
Residential real estate	(128)	(62)	(26)
Commercial real estate	—	—	—
Construction & land development	—	(27)	—
Commercial & industrial	(262)	—	—
Lease financing receivables	(390)	(205)	(141)
Home equity	(56)	(64)	(2)
Consumer	(1,197)	(3,105)	(1,182)
Total Traditional Banking	(2,033)	(3,463)	(1,351)
Warehouse lines of credit	—	—	—
Total Core Banking	(2,033)	(3,463)	(1,351)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(24,893)	(32,555)	(25,823)
Other TRS loans	(165)	(137)	(128)
Republic Credit Solutions	(19,131)	(19,239)	(13,912)
Total Republic Processing Group	(44,189)	(51,931)	(39,863)
Total charge-offs	(46,222)	(55,394)	(41,214)

Recoveries:

Traditional Banking:
Residential real estate	90	128	154
Commercial real estate	4	337	94
Commercial & industrial	6	4	123
Lease financing receivables	22	82	10
Home equity	28	40	3
Consumer	304	379	342
Total Traditional Banking	454	970	726
Warehouse lines of credit	—	—	—
Total Core Banking	454	970	726

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	6,047	8,533	3,463
Other TRS commercial & industrial loans	17	47	31
Republic Credit Solutions	1,481	1,306	871
Total Republic Processing Group	7,545	9,886	4,365

Total recoveries	7,999	10,856	5,091

Net loan recoveries (charge-offs)	(38,223)	(44,538)	(36,123)

Provision - Core Bank Loans	5,993	3,778	8,536
Provision - RPG Loans	25,604	50,608	39,088
Total Provision for All Loans	31,597	54,386	47,624
ACLL at end of period	$85,352	$91,978	$82,130

Credit Quality Ratios - Total Company:

ACLL to total loans	1.57%	1.69%	1.57%
ACLL to nonperforming loans	356	404	398
Net loan charge-offs (recoveries) to average loans	0.71	0.84	0.73

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.24%	1.19%	1.21%
ACLL to nonperforming loans	275	270	313
Net loan charge-offs (recoveries) to average loans	0.03	0.05	0.01

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

Table 16 — Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
		Years Ended December 31,
	2025	2024	2023

Traditional Banking:
Residential real estate:
Owner-occupied	—%	(0.01)%	(0.01)%
Nonowner-occupied	—	—	—
Commercial real estate:
Owner-occupied	—
Nonowner-occupied	—
Multi-Family	—
Total commercial real estate	—	(0.02)	(0.01)
Construction & land development	—	—	—
Commercial & industrial	0.05	0.01	(0.03)
Lease financing receivables	0.39	0.14	0.28
Aircraft	—	—	—
Home equity	0.01	0.10	—
Consumer:
Credit cards	0.63	1.01	0.55
Overdrafts	92.26	73.65	84.39
Automobile loans	—	(2.39)	0.66
Other consumer	0.09	20.25	0.33
Total Traditional Banking	0.03	0.05	0.01
Warehouse lines of credit	—	—	—
Total Core Banking	0.03	0.05	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	24.13	27.29	29.56
Other TRS commercial & industrial loans	1.01	0.55	0.53
Republic Credit Solutions	14.43	13.17	10.52
Total Republic Processing Group	16.29	17.49	16.27
Total	0.71%	0.84%	0.73%

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. RAs are originated during the first two months of each year, and ERAs for the upcoming first quarter tax filing season are originated during the fourth quarter of the year. All RAs, including ERAs, are charged-off by June 30th of each year.

Total Company net charge-offs to average total loans decreased from 0.84% in 2024 to 0.71% in 2025, reflecting a $6.3 million, or 14%, decline in net charge-offs and a $43 million increase in average total Company loans over the same periods. The reduction in net charge-offs was driven primarily by a $5.1 million, or 21%, year-to-year decrease in net charge-offs within the Company’s TRS operations, attributable to significantly improved payment performance from the U.S. Treasury on ERAs/RAs during the 2025 Tax Season.

Total Traditional Bank net charge-offs to average total loans decreased from 0.05% in 2024 to 0.03% in 2025, driven by a $914,000, or 37%, decline in net charge-offs, alongside an $18 million decrease in average Traditional Bank loans over the same periods. While 2025 reflected elevated charge-offs within the lease-financing receivable and C&I portfolios, 2024 included $1.9 million in charge-offs related to three linked, broker-related marine loans. During the first quarter of 2025, the Traditional Bank recorded a $1.6 million insurance recovery in noninterest income associated with these broker-related loans. The Company discontinued originating broker-related marine loans in 2024 and had $3 million outstanding as of December 31, 2025.

During the fourth quarter of 2025, the Traditional Bank recorded a $4.8 million specific allocation related to a $16 million C&I participation relationship, in which Republic is not the lead bank.

The following table sets forth management’s allocation of the ACLL by loan class. The allocation reflects management’s assessment of prevailing economic conditions, historical loss experience, forecasts for unemployment and vacancy rates, and various other life-of-loan and forward-looking considerations, as well as qualitative factors.

Table 17 — Management’s Allocation of the Allowance for Credit Losses on Loans

	December 31, 2025			December 31, 2024
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,844	20%	1.04%	$10,849	20%	1.05%
Nonowner-occupied	3,542	5	1.25	4,140	6	1.30
Commercial real estate
Owner-occupied	7,207	12	1.08	7,425	12	1.13
Nonowner-occupied	11,690	15	1.46	12,474	16	1.48
Multi-Family	2,860	6	0.86	2,657	6	0.85
Total commercial real estate	21,757	33	1.21	22,556	34	1.24
Construction & land development	8,117	4	3.40	8,227	4	3.37
Commercial & industrial	7,403	10	1.40	2,527	8	0.55
Lease financing receivables	718	—	3.50	1,117	2	1.20
Aircraft	507	4	0.25	565	4	0.25
Home equity	8,629	8	2.09	7,378	6	2.09
Consumer:
Credit cards	957	—	8.93	1,379	—	8.38
Overdrafts	971	—	100.00	724	—	100.00
Automobile loans	—	—	—	11	—	0.95
Other consumer	217	—	2.65	283	—	2.96
Total Traditional Banking	63,662	84	1.40	59,756	84	1.31
Warehouse lines of credit	1,882	14	0.25	1,374	10	0.25
Total Core Banking	65,544	98	1.24	61,130	94	1.19

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	296	—	2.29	9,793	3	7.06
Other TRS commercial & industrial loans	37	—	0.19	68	1	0.13
Republic Credit Solutions	19,475	2	17.15	20,987	2	16.30
Total Republic Processing Group	19,808	2	13.57	30,848	6	9.65
Total	$85,352	100%	1.57%	$91,978	100%	1.69%

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*See the Table titled “Loan Portfolio Composition” in this section of the report for loan portfolio balances. Values of less than 50 bps in the table above are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of December 31, 2025.

For additional discussion regarding Republic’s methodology for determining the adequacy of the ACLL, see the section titled “Critical Accounting Policies and Estimates” in this section of the report.

Asset Quality

Classified and Special Mention Loans

The Bank applies credit quality indicators, or ratings, to individual loans based on internal Bank policies, which are informed by regulatory standards. Loans rated “Loss,” “Doubtful,” “Substandard,” and PCD-Substandard are considered “Classified.”

Total Classified loans increased by $22 million from December 31, 2024 to December 31, 2025, while Special Mention loans decreased approximately $19 million for the same period.

During the fourth quarter of 2025, the Traditional Bank downgraded a $16 million C&I participation relationship, in which Republic is not the lead bank, from Pass to Substandard and recorded a $4.8 million specific allocation. This credit has been negatively affected by strong competition, declining revenues, and rising operating expenses. The Company does not have a material concentration in this credit type. The Company does not have a material concentration of credits of this nature.

In the second quarter of 2025, the Company downgraded a $22 million hospitality relationship from Special Mention to Substandard based on the overall performance of the underlying operations. This relationship was graded Special Mention at December 31, 2024. This relationship exited the Bank in the fourth quarter of 2025, with no loss recognized.

See the Footnote titled “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for additional discussion regarding Classified and Special Mention loans.

Table 18 — Classified and Special Mention Loans

December 31, (dollars in thousands)	2025	2024

Loss	$—	$—
Doubtful	—	—
Substandard	50,289	27,350
PCD - Substandard	818	1,378
Total Classified Loans	51,107	28,728

Special Mention	35,754	53,924
PCD - Special Mention	—	359
Total Special Mention Loans	35,754	54,283

Total Classified and Special Mention Loans	$86,861	$83,011

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans past due 90-days-or-more and still accruing. Nonperforming loans to total loans increased to 0.44% as of December 31, 2025, from 0.42% as of December 31, 2024, as the total balance of nonperforming loans increased by $1 million and total loans increased $7 million.

The ACLL to total nonperforming loans decreased to 356% as of December 31, 2025, from 404% as of December 31, 2024, as the total ACLL decreased $7 million and the balance of nonperforming loans increased by $1 million.

Table 19 — Nonperforming Loans and Nonperforming Assets Summary

December 31, (dollars in thousands)	2025	2024

Loans on nonaccrual status*	$23,806	$22,619
Loans past due 90-days-or-more and still on accrual**	161	141
Total nonperforming loans	23,967	22,760
Other real estate owned	1,277	1,160
Total nonperforming assets	$25,244	$23,920

Credit Quality Ratios - Total Company:
ACLL to total loans	1.57%	1.69%
ACLL to nonperforming loans	356	404
Nonperforming loans to total loans	0.44	0.42
Nonperforming assets to total loans (including OREO)	0.46	0.44
Nonperforming assets to total assets	0.36	0.35

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.24%	1.19%
ACLL to nonperforming loans	275	270
Nonperforming loans to total loans	0.45	0.44
Nonperforming assets to total loans (including OREO)	0.47	0.46
Nonperforming assets to total assets	0.38	0.39

* Loans on nonaccrual status include collateral-dependent loans. See the Footnote titled “Loans and Allowance for Credit Losses” of Part II Item 8 “Financial Statements and Supplementary Data” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 20 — Nonperforming Loan Composition

	2025		2024
December 31, (dollars in thousands)	Balance	Percent of Total Loan Class	Balance	Percent of Total Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$18,894	1.82%	$17,331	1.68%
Nonowner-occupied	119	0.04	81	0.03
Commercial real estate:
Owner-occupied	377	0.06	424	0.06
Nonowner-occupied	—	—	799	0.10
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	344	0.07	860	0.19
Lease financing receivables	49	0.24	147	0.16
Aircraft	—	—	56	0.02
Home equity	3,727	0.90	2,359	0.67
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	5	0.43
Other consumer	296	3.61	557	5.83
Total Traditional Banking	23,806	0.52	22,619	0.50
Warehouse lines of credit	—	—	—	—
Total Core Banking	23,806	0.45	22,619	0.44

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	161	0.14	141	0.11
Total Republic Processing Group	161	0.11	141	0.04

Total nonperforming loans	$23,967	0.44	$22,760	0.42

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

Table 21 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	164	$5,711	73	$11,478	2	$1,705	239	$18,894
Nonowner-occupied	5	119	—	—	—	—	5	119
Commercial real estate:
Owner-occupied	—	—	—	—	1	377	1	377
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	1	344	—	—	1	344
Lease financing receivables	3	49	—	—	—	—	3	49
Aircraft	—	—	—	—	—	—	—	—
Home equity	56	2,141	10	1,586	—	—	66	3,727
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	—	—	—	—	—	2	—
Other consumer	3	1	1	295	—	—	4	296
Total Traditional Banking	233	8,021	85	13,703	3	2,082	321	23,806
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	233	8,021	85	13,703	3	2,082	321	23,806

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	161	—	—	—	—	NM	161
Total Republic Processing Group	NM	161	—	—	—	—	NM	161

Total	233	$8,182	85	$13,703	3	$2,082	321	$23,967

.

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2024 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	140	$5,119	65	$10,247	2	$1,965	207	$17,331
Nonowner-occupied	3	81	—	—	—	—	3	81
Commercial real estate:
Owner-occupied	—	—	2	424	—	—	2	424
Nonowner-occupied	—	—	1	275	1	524	2	799
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	4	182	2	678	—	—	6	860
Lease financing receivables	—	—	1	147	—	—	1	147
Aircraft	1	56	—	—	—	—	1	56
Home equity	37	1,288	7	1,071	—	—	44	2,359
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	1	5	—	—	—	—	1	5
Other consumer	2	57	—	—	1	556	3	613
Total Traditional Banking	188	6,788	78	12,842	4	3,045	270	22,675
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	188	6,788	78	12,842	4	3,045	270	22,675

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	141	—	—	—	—	NM	141
Total Republic Processing Group	NM	141	—	—	—	—	NM	141

Total	188	$6,929	78	$12,842	4	$3,045	270	$22,816

NM – Not meaningful. RCS loans are small dollar homogenous consumer loans.

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

Table 22 — Rollforward of Nonperforming Loans

Years Ended December 31, (in thousands)	2025	2024

Nonperforming loans at the beginning of the period	$22,760	$20,618
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	10,313	9,607
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(7,597)	(4,443)
Principal balance paydowns of loans nonperforming at both period ends	(1,430)	(1,841)
Net change in principal balance of other nonperforming loans*	(79)	(1,181)

Nonperforming loans at the end of the period	$23,967	$22,760

*Includes RCS loans which are small dollar homogenous consumer loans.

Table 23 — Detail of Loans Removed from Nonperforming Status

Years Ended December 31, (in thousands)	2025	2024

Loans charged-off	$(79)	$(13)
Loans transferred to OREO	(216)	(169)
Loan payoffs and paydowns	(4,959)	(1,911)
Loans returned to accrual status	(2,343)	(2,350)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(7,597)	$(4,443)

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $1.5 million, $703,000, and $912,000 in 2025, 2024 and 2023.

Based on the Bank’s review as of December 31, 2025, management believes that its reserves are adequate to absorb expected losses on all nonperforming credits.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.42% as of December 31, 2025, from 0.38% as of December 31, 2024. Core Bank delinquent loans to total Core Bank loans increased to 0.26% as of December 31, 2025, from 0.20% as of December 31, 2024. Except for small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of December 31, 2025, and December 31, 2024, were on nonaccrual status.

Table 24 — Delinquent Loan Composition*

	2025		2024
		Percent of		Percent of
		Total		Total
Years Ended December 31, (in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$9,028	0.87%	$7,015	0.68%
Nonowner-occupied	—	—	21	0.01
Commercial real estate:	—	—	519	0.03
Construction & land development	—	—	—	—
Commercial & industrial	355	0.07	904	0.20
Lease financing receivables	53	0.26	75	0.08
Aircraft	—	—	—	—
Home equity	4,346	1.05	1,396	0.39
Consumer:
Credit cards	—	—	28	0.17
Overdrafts	123	12.67	173	17.62
Automobile loans	—	—	11	0.95
Other consumer	20	0.24	43	0.45
Total Traditional Banking	13,925	0.31	10,185	0.22
Warehouse lines of credit	—	—	—	—
Total Core Banking	13,925	0.26	10,185	0.20

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	8,938	7.87	10,304	8.00
Total Republic Processing Group	8,938	6.12	10,304	3.22

Total delinquent loans	$22,863	0.42	$20,489	0.38

Note: Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 25 — Rollforward of Delinquent Loans

Years Ended December 31, (in thousands)	2025	2024

Delinquent loans at the beginning of the period	$20,489	$22,092
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	11,323	6,421
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(7,339)	(3,788)
Principal balance paydowns of loans delinquent at both period ends	(146)	(716)
Net change in principal balance of other delinquent loans*	(1,464)	(3,520)
Delinquent loans at the end of period	$22,863	$20,489

*Includes RCS loans which are small dollar homogenous consumer loans.

Table 26 — Detail of Loans Removed from Delinquent Status

Years Ended December 31, (in thousands)	2025	2024

Loans charged-off	$(111)	$(15)
Loans transferred to OREO	(328)	(169)
Loan payoffs and paydowns	(2,196)	(772)
Loans paid current	(4,704)	(2,832)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(7,339)	$(3,788)

Collateral-Dependent Loans and Loan Modifications

When management determines that a loan is collateral dependent and that foreclosure is probable, expected credit losses are measured using the fair value of the collateral as of the reporting date, adjusted for estimated selling costs, when applicable.

In accordance with the Bank’s charge-off policy, the Bank will charge-off all, or the portion of, its recorded investment in a collateral-dependent loan when it concludes that the full amount of contractual principal and interest is not expected to be collected.

A loan modification occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. Most modifications involve restructuring the loan’s original terms, including—depending on the borrower’s circumstances—a temporary payment reduction requiring only interest and escrow (if applicable), a reduction in the contractual interest rate, and/or an extension of the loan’s maturity date.

Loans on nonaccrual status that are subsequently modified continue to remain on nonaccrual and are reported as nonperforming until the borrower demonstrates sustained repayment capacity in accordance with the modified terms.

Accruing loans that are modified are evaluated for nonaccrual classification based on a current assessment of the borrower’s financial condition and their demonstrated ability and willingness to repay under the modified terms.

Collateral-dependent loan modifications made during 2025 totaled $5 million and there were $33 million of collateral-dependent loans outstanding on the Company’s balance sheet at December 31, 2025.

Collateral-dependent loan modifications made during 2024 totaled $885,000 and there were $30 million of collateral-dependent loans outstanding on the Company’s balance sheet at December 31, 2024.

Federal Home Loan Bank Stock

FHLB stock holdings increased $8 million, or 31%, to $32 million at December 31, 2025, compared to $25 million at December 31, 2024. As FHLB members are required to hold specified levels of FHLB stock based on the amount of outstanding advances, the Company’s FHLB stock holdings fluctuate in line with its borrowing activity from period to period.

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related accumulated depreciation, as well as fair-value adjustments associated with purchase accounting. Premises and equipment increased $4 million, or 11%, between December 31, 2024 and December 31, 2025. The Company’s branch network currently consists of 47 locations across Kentucky, Indiana, Florida, Ohio, and Tennessee.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At December 31, 2025 and December 31, 2024, the Company had $41 million of goodwill recorded on its balance sheet. Of this amount, $24 million related to the CBank acquisition (2023), while Goodwill of $6 million and $10 million were attributed to the acquisitions of Cornerstone Community Bank (2016) and GulfStream Community Bank (2006).

Events that may trigger goodwill impairment include deterioration in economic conditions, declines in market-dependent valuation metrics (such as the Company’s stock price falling below tangible book value), negative trends in overall financial performance, and regulatory actions. As of September 30, 2025, the Company performed its annual qualitative assessment to evaluate whether it was more-likely-than-not that the fair value of its reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Core Deposit Intangible Assets

CDIs arising from business acquisitions are initially measured at fair value and are subsequently amortized using an accelerated method over their estimated useful lives. As of December 31, 2025 and December 31, 2024, the Company’s CDI assets totaled $1.5 million and $2.0 million, respectively.

Other Real Estate Owned

The fair value of OREO represents the estimated amount management expects to realize upon the sale of the property, net of estimated costs to sell. Fair value estimates are based on the most recent available real estate appraisals, adjusted as necessary for factors such as property type, the age of the appraisal, the current condition and status of the property, and other relevant market or property-specific considerations.

Table 27 — Rollforward of Other Real Estate Owned Activity

Years Ended December 31, (in thousands)	2025	2024	2023

OREO at beginning of period	$1,160	$1,370	$1,581
Transfer from loans to OREO	328	169	—
Proceeds from sale*	—	(173)	—
Net gain on sale	—	4	—
Writedowns	(211)	(210)	(211)
OREO at end of period	$1,277	$1,160	$1,370

*Inclusive of non-cash proceeds where the Bank financed the sale of the property.

Bank Owned Life Insurance

BOLI offers tax advantaged noninterest income that serves to offset employee benefits expenses. BOLI assets increased $4 million, or 3%, to $111 million at December 31, 2025, compared to $107 million at December 31, 2024. The increase was driven by appreciation in cash-surrender values within the policy plans and a §1035 policy exchange executed in 2025 to enhance the overall yield of the portfolio.

Table 28 — Rollforward of Bank Owned Life Insurance

Years ended December 31, (in thousands)	2025	2024	2023

BOLI at beginning of period	$107,124	$103,916	$101,687
BOLI acquired	—	—	—
Death benefits paid from cash surrender value	—	—	(490)
Increase in cash surrender value	3,597	3,208	2,719
BOLI at end of period	$110,721	$107,124	$103,916

Other Assets and Other Liabilities

Other assets increased $4 million, or 2%, to $201 million between December 31, 2024, and December 31, 2025. Other liabilities increased $1 million, or 1%, to $110 million over the same period.

Deposits

Table 29 — Deposit Composition

December 31, (dollars in thousands)	2025	2024

Core Bank:
Demand	$1,128,255	$1,166,517
Money market	1,497,561	1,295,024
Savings	217,723	238,596
Reciprocal money market	224,731	212,033
Individual retirement accounts (1)	34,349	34,543
Time deposits, $250 and over (1)	156,283	129,593
Other certificates of deposit (1)	290,087	239,643
Reciprocal time deposits (1)	70,729	80,016
Wholesale brokered deposits (1)	87,420	87,285
Total Core Bank interest-bearing deposits	3,707,138	3,483,250
Total Core Bank noninterest-bearing deposits	1,102,041	1,123,208
Total Core Bank deposits	4,809,179	4,606,458

Republic Processing Group:
Wholesale brokered deposits (1)	12,734	199,964
Interest-bearing prepaid card deposits	286,841	296,921
Money market accounts	22,973	22,647
Total RPG interest-bearing deposits	322,548	519,532

Noninterest-bearing prepaid card deposits	5,228	2,842
Other noninterest-bearing deposits	66,192	81,714
Total RPG noninterest-bearing deposits	71,420	84,556
Total RPG deposits	393,968	604,088

Total deposits	$5,203,147	$5,210,546
(1)	Represents time deposits.

Total Company deposits decreased $7 million from December 31, 2024, to $5.20 billion as of December 31, 2025.

Core Bank

Total Core Bank deposits increased by $203 million, or 4%, from December 31, 2024 to December 31, 2025, as a $224 million increase in interest-bearing deposits was partially offset by a $21 million decline in noninterest-bearing deposits over the same period.

Core Bank consumer and money market accounts—which generally pay premium rates—grew $203 million, or 16%, during 2025. Time deposits also increased $77 million, ending the year at $481 million. These increases within the interest-bearing deposit category were partially offset by a $55 million decline in NOW/savings accounts, which include lower costing Traditional Bank client accounts and higher costing third party listing service accounts. The Core Bank continues to experience a migration from lower-costing interest-bearing and noninterest-bearing deposits into higher-costing deposit categories as customers respond to the current rate environment.

While Core Bank period-end noninterest-bearing deposits decreased $21 million for the 2025, the average balances of Core Bank noninterest-bearing deposits for 2025 decreased $44 million, or 4%, compared to 2024. Overall, the Core Bank’s noninterest-bearing deposits have experienced a general quarterly decline in balances dating back to the fourth quarter of 2022.

Management believes the Company is more likely to experience slower overall growth, and possibly, contraction in its noninterest-bearing deposits over the near future.

Republic Processing Group

Within RPG, period-end total deposit balances decreased $210 million, or 35%, during 2025. Of this decline, $200 million related to the scheduled maturity of short-term brokered deposits that had been used to partially fund TRS ERA/RA loan volume for the 2025 Tax Season. The Company did not utilize short-term brokered deposits during the fourth quarter of 2025 to fund the upcoming 2026 Tax Season.

Deposits related to the RPS prepaid card program declined $20 million, or 6%, during 2025 driven primarily by a contraction in balances from the segment’s largest marketer-servicer. As previously disclosed, RPS began sharing a sizable portion of the interest income earned on its prepaid card balances with its prepaid card marketer-servicer beginning in the first quarter of 2024. This revenue share, recorded as interest expense on deposits, totaled $4.8 million in 2024. However, throughout 2025, program balances did not reach the minimum contractual thresholds required to earn a revenue share. Partially offsetting the favorable reduction in revenue share expense, RPS earned a lower yield on average prepaid program balances during the year due to reductions in the overnight FFTR.

All prepaid card deposit balances subject to a revenue-share arrangement are reported as interest-bearing deposits for as long as they remain subject to such arrangements. Conversely, for any periods reported prior to 2024, these balances are classified as noninterest-bearing deposits, as they were not subject to a revenue-share arrangement during those periods.

Table 30 — Average Deposits

	2025		2024		2023
	Average	Average	Average	Average	Average	Average
Years ended December 31, (dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Transaction accounts	$1,686,558	0.60%	$1,783,723	1.25%	$1,500,975	0.77%
Money market accounts	1,446,921	2.81	1,181,060	3.35	874,332	2.42
Time deposits	450,646	3.77	387,156	3.97	298,313	2.91
Reciprocal money market accounts	242,109	2.06	246,238	2.03	146,435	3.41
Reciprocal time deposits	75,414	3.68	92,406	4.49	57,558	4.42
Brokered deposits	170,102	4.52	207,877	5.30	47,078	5.34
Total average interest-bearing deposits	4,071,750	2.10	3,898,460	2.62	2,924,691	1.76
Total average noninterest-bearing deposits	1,331,886	—	1,374,457	—	1,880,471	—
Total average deposits	$5,403,636	1.58%	$5,272,917	1.94%	$4,805,162	1.07%

Table 31 — Maturity Schedule of Time Deposits in Excess of the FDIC Limit and Estimated Time Deposits that are Otherwise Uninsured as of December 31, 2025

	Individual Instruments	Estimated	Estimated
	that Meet or Exceed the	Otherwise Uninsured	Otherwise Insured
Maturity (dollars in thousands)	FDIC Insurance Limit	Time Deposits	Time Deposits

Three months or less	$60,162	$37,412	$22,750
Over three months through six months	58,503	28,753	29,750
Over six months through 12 months	23,915	8,915	15,000
Over 12 months	13,703	3,203	10,500
Total	$156,283	$78,283	$78,000

The Bank held total estimated uninsured deposits of $2.15 billion as of December 31, 2025 and $1.91 billion as of December 31, 2024.

Securities Sold Under Agreements to Repurchase

SSUARs are collateralized by securities and are accounted for as financings. Accordingly, the securities underlying these agreements are recorded as assets and held by a safekeeping agent, while the related obligations to repurchase the securities are recorded as liabilities. All underlying securities remain under the Bank’s control throughout the term of the agreements. SSUARs generally represent large customer deposit relationships that require collateralization in excess of the $250,000 FDIC insurance limit, and the Bank pledges securities to satisfy these collateral requirements.

SSUARs decreased $15 million, or 14%, during 2025 to $89 million as of December 31, 2025. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Table 32 — Securities Sold Under Agreements to Repurchase

As of and for the Years Ended December 31, (dollars in thousands)	2025	2024	2023

Outstanding balance at end of period	$88,504	$103,318	$97,618
Weighted-average interest rate at period end	0.39%	0.53%	0.50%
Average outstanding balance during the period	$100,869	$101,680	$134,632
Average interest rate during the period	0.50%	0.54%	0.43%
Maximum outstanding at any month end	$345,645	$322,074	$311,035

Federal Home Loan Bank Advances

FHLB advances totaled $506 million as of December 31, 2025, compared to $395 million as of December 31, 2024. Overnight borrowings increased to $130 million at year-end 2025 from $25 million at year-end 2024 and were generally utilized to fund growth in outstanding Warehouse balances.

The Bank’s utilization of FHLB advances during any given period depends on several factors, including asset growth, deposit growth, current earnings, and expectations for future interest rates. More recently, the Company has used FHLB advances to partially offset outflows in noninterest-bearing deposits and to support overall loan growth.

During the second quarter of 2024, the Bank elected to extend $100 million of FHLB borrowings through a third-party fixed-rate swap executed in May and June. The transaction allowed the Bank to capitalize on the then-inverted yield curve and reduce its overall borrowing costs. As a result, the Bank effectively locked in an annualized cost of 4.42% on this $100 million over a five-year term.

As of December 31, 2025, the Company’s outstanding term FHLB advances had a weighted-average maturity of 1.98 years and a weighted-average cost of 4.16%, both including the impact of the related swaps. Overall use of FHLB advances during a given year is dependent upon many factors including asset growth, deposit growth, current earnings, and expectations of future interest rates, among others.

Table 33 — Federal Home Loan Bank Advances

As of and for the Years Ended December 31, (dollars in thousands)	2025	2024	2023

Outstanding balance at end of period	$506,000	$395,000	$380,000
Weighted-average interest rate at period end	4.19%	4.36%	4.63%
Average outstanding balance during the period	$409,718	$400,032	$325,678
Average interest rate during the period	4.33%	4.55%	4.68%
Maximum outstanding at any month end	$798,000	$1,030,000	$525,000

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

Interest Rate Swaps Used as Cash Flow Hedges

The Bank entered into three interest rate swap agreements during the second quarter of 2024 related to FHLB advances tied to the 1-month SOFR index. The counterparty for all three swaps met the Bank’s credit standards and the Bank believes that the credit risk inherent in the swap contracts is not significant. As of August 8, 2024 the Bank designated the swaps to be effective for hedge accounting purposes. The Bank expects the hedges to remain fully effective during the remaining term of the swaps.

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

A summary of the Bank’s interest rate swaps related to clients follows:

Table 34 — Non-hedge Interest Rate Swaps

		2025		2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$196,667	$3,922	$103,707	$1,070
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	69,628	(2,399)	128,621	(5,518)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$266,295	$1,523	$232,328	$(4,448)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	$69,628	$2,399	$128,621	$5,518
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	196,667	(3,922)	103,707	(1,070)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$266,295	$(1,523)	$232,328	$4,448

Total		$532,590	$—	$464,656	$—

See the Footnote titled “Interest Rate Swaps” of Part II Item 8 “Financial Statements and Supplementary Data” for further information regarding the Bank’s interest rate swaps.

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

Table 35 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

December 31, (in thousands)	2025	2024

Cash and cash equivalents	$219,972	$432,151
Unencumbered debt securities	717,936	432,183
Total liquid assets	937,908	864,334

Available borrowing capacity with the FHLB	646,148	755,288
Available borrowing capacity with the FRB	9,606	45,880
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	755,754	901,168

Total liquid assets and available borrowing capacity	$1,693,662	$1,765,502

Republic had a period-end loan-to-deposit ratio (excluding brokered deposits) of 107% as of December 31, 2025 and 111% as of December 31, 2024. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of December 31, 2025, the Bank had approximately $1.2 billion in deposits from 217 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.2 billion, or 41%, of total deposits as of December 31, 2025. The 20 largest non-sweep deposit relationships represented approximately $421 million, or 8%, of the Company’s total deposit balances as of December 31, 2025. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of December 31, 2025, and December 31, 2024, these pledged investment securities had a fair value of $131 million and $152 million.

Capital

Table 36 — Capital

Information pertaining to the Company’s capital balances and ratios follows:

As of and for the Years Ended December 31, (dollars in thousands, except per share data)	2025	2024	2023

Stockholders’ equity	$1,102,293	$992,029	$912,756
Book value per share at December 31,	56.41	51.01	47.15
Tangible book value per share at December 31,	53.91	48.47	44.55
Dividends declared per share - Class A Common Stock	1.804	1.628	1.496
Dividends declared per share - Class B Common Stock	1.640	1.480	1.360
Average stockholders’ equity to average total assets	14.98%	14.02%	14.21%
Total risk-based capital	17.79	16.98	16.10
Common equity tier 1 capital	16.54	15.73	14.85
Tier 1 risk-based capital	16.54	15.73	14.85
Tier 1 leverage capital	15.11	14.07	13.89
Dividend payout ratio	27	31	32
Dividend yield	2.61	2.33	3.66

*See the section titled “Non-GAAP Financial Measures” at the end of this section of the report.

The Company and the Bank elected in 2020 to defer the regulatory capital impact of adopting CECL. The deferral period spanned five years and allowed 100% of the estimated CECL impact to be deferred during the first two years, followed by a phased-in recognition over the subsequent three years. Absent this election, the Company’s regulatory capital ratios as of December 31, 2024 would have been approximately 3 bps lower than the ratios presented in the table above.

Total stockholders’ equity increased from $992 million as of December 31, 2024, to $1.10 billion as of December 31, 2025. The increase in stockholders’ equity was attributable to net income earned during 2025 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January 1, 2026, RB&T could, without prior approval, declare dividends of approximately $179 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board.

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

See the following titled Footnotes within Part II Item 8 “Financial Statements and Supplementary Data” for additional detail regarding contractual obligations and other commitments of the Company or Bank:

●	“Right-of-Use Assets and Operating Lease Liabilities”
●	“Deposits”
●	“Securities Sold Under Agreements to Repurchase”
●	“Off-Balance Sheet Risks, Commitments, and Contingent Liabilities”
●	“Benefit Plans”
●	“Low Income Housing Tax Credit Investments”

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

The Bank utilizes earnings simulation models as tools to measure interest rate sensitivity, including both a static and dynamic earnings simulation model. A static simulation model is based on current exposures and assumes a constant balance sheet. In contrast, a dynamic simulation model relies on detailed assumptions regarding changes in existing business lines, new business, and changes in management and customer behavior. While the Bank runs the static simulation model as one measure of interest rate risk, historically, the Bank has utilized its dynamic earnings simulation model as its primary interest rate risk tool to measure the potential changes in market interest rates and their subsequent effects on net interest income for a one-year time period. This dynamic model projects a “Base” case net interest income over the next 12 months and the effect on net interest income of instantaneous movements in interest rates between various bp increments equally across all points on the yield curve. Many assumptions based on growth expectations and on the historical behavior of the Bank’s deposit and loan rates and their related balances in relation to changes in interest rates are incorporated into this dynamic model. These assumptions are inherently uncertain and, as a result, the dynamic model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to the actual timing, magnitude and frequency of interest rate changes, the actual timing and magnitude of changes in loan and deposit balances, as well as the actual changes in market conditions and the application and timing of various management strategies as compared to those projected in the various simulated models. Additionally, actual results could differ materially from the model if interest rates do not move equally across all points on the yield curve.

As of December 31, 2025, a dynamic simulation model was run for interest rate changes from “Down 400” bps to “Up 400” bps. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning January 1, 2026, and ending December 31, 2026, based on instantaneous movements in interest rates from Down 400 to Up 400 bps equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 37 — Bank Interest Rate Sensitivity

	Change in Rates
	-400	-300	-200	-100	+100	+200	+300	+400
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of December 31, 2025	(0.7)%	(1.7)%	(3.7)%	(2.2)%	2.6%	5.3%	7.6%	10.1%
% Change from base net interest income as of December 31, 2024	3.4%	4.4%	(0.2)%	0.2%	1.5%	3.1%	4.4%	6.0%

The results of the interest rate sensitivity analysis performed as of December 31, 2025, were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

The Company’s current interest rate sensitivity analysis projects that increases in market interest rates (in all illustrated scenarios) would have a positive effect on net interest income, while decreases in market interest rates (in all illustrated scenarios) would have a negative impact. These results depict an asset-sensitive interest rate risk profile.

In comparing the Company’s interest rate sensitivity projections from December 31, 2024, to December 31, 2025, there were notable changes in all illustrated scenarios. In declining market interest rate scenarios, the Company projects that the rates the Company pays for its non-maturity, interest-bearing deposits cannot be lowered sufficiently to offset the decrease in interest income associated with its declining asset yields. Conversely, the Company projects a notable improvement in all illustrated scenarios, as the yield the Company projects it will earn for its interest-earning assets is expected to increase more than the increase in its projected funding costs.

More specifically, driving the period-to-period improvement in net interest income in the illustrated up-rate scenarios are the following:

The Company had higher floating rate loan balances as of December 31, 2025, most notably within the Warehouse lending portfolio, with yields that increase immediately in an up-rate scenario. More specifically, driving the period-to-period deterioration in net interest income in the illustrated down-rate scenarios are the following:

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

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the report under “RESULTS OF OPERATIONS.”

Non-GAAP Financial Measures

The following table provides a reconciliation of total stockholders’ equity in accordance with GAAP to tangible stockholders’ equity, a non-GAAP disclosure. The Company provides the tangible book value per share, a non-GAAP measure, in addition to those defined by banking regulators, because of its widespread use by investors to evaluate capital adequacy.

	As of
(dollars in thousands, except per share data)	December 31, 2025	December 31, 2024

Total stockholders' equity - GAAP (a)	$1,102,293	$992,029
Less: Goodwill	40,516	40,516
Less: Mortgage servicing rights	6,811	6,975
Less: Core deposit intangible	1,535	1,957
Tangible stockholders' equity - Non-GAAP (c)	$1,053,431	$942,581

Total assets - GAAP (b)	$7,042,061	$6,846,667
Less: Goodwill	40,516	40,516
Less: Mortgage servicing rights	6,811	6,975
Less: Core deposit intangible	1,535	1,957
Tangible assets - Non-GAAP (d)	$6,993,199	$6,797,219

Total stockholders' equity to total assets - GAAP (a/b)	15.65%	14.49%
Tangible stockholders' equity to tangible assets - Non-GAAP (c/d)	15.06%	13.87%

Number of shares outstanding (e)	19,541	19,448

Book value per share - GAAP (a/e)	$56.41	$51.01
Tangible book value per share - Non-GAAP (c/e)	53.91	48.47

The efficiency ratio, a non-GAAP measure, equals total noninterest expense divided by the sum of net interest income and noninterest income (total revenue). The adjusted efficiency ratio, a non-GAAP measure with no GAAP comparable, excludes notable nonrecurring revenues and expenses related to the gain on the sale of Visa Class B-1 shares, gain on sale of consumer credit cards, insurance proceeds, expenses related to the Bank’s planned core system conversion, as well as merger expenses.

	Years Ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023

Net interest income - GAAP (a)	$334,670	$312,154	$288,778
Noninterest income - GAAP (b)	82,825	72,650	71,457
Total net revenue - GAAP (c)	$417,495	$384,804	$360,235
Less: Gain on sale of Visa Class B-1 shares	4,090	—	—
Less: Gain on sale of consumer credit card portfolio	328	—	—
Less: Insurance proceeds	1,571	—	—
Less: BOLI benefit payment received	—	—	1,728
Total adjusted revenue - Non-GAAP (e)	$411,506	$384,804	$358,507

Noninterest expense - GAAP (d)	$220,189	$202,725	$199,398
Less: Merger expenses	—	41	2,160
Less: Core conversion and contract consulting fees	6,213	—	—
Total adjusted noninterest expense - Non-GAAP (f)	$213,976	$202,684	$197,238

Efficiency Ratio - GAAP (d/c)	52.7%	52.7%	55.4%
Adjusted Efficiency Ratio - Non-GAAP (f/e)	52.0%	52.7%	55.0%

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

See the section titled “Asset/Liability Management and Market Risk” included under Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.Financial Statements and Supplementary Data.

The following are included in this section:

[

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Republic Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023 of Republic Bancorp, Inc. (the “Company”), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company’s auditor from 1996, through the filing of the 2023 Form 10-K, which was filed on March 14, 2024.

Louisville, Kentucky

March 14, 2024, except for Note 24, as to which the date is March 6, 2025

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors, and Audit Committee

Republic Bancorp, Inc.

Louisville, Kentucky

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Republic Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

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

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses on loans

The Company’s loan portfolio totaled $5.4 billion and the associated allowance for credit losses on loans (ACLL) was $85.4 million at December 31, 2025. As more fully described in Notes 1 and 4 to the consolidated financial statements, the ACLL under Accounting Standards Codification 326 requires the measurement of expected lifetime credit losses on a collective or pooled basis when similar risk characteristics exist. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. For the core bank to reflect risks not fully captured in the “static-pool” methodology, qualitative adjustments are made to the historical loss rate for current conditions and reasonable and supportable forecasts. One-year forecast adjustments to the historical loss rate are based on U.S. national unemployment rate and commercial real estate values. Subsequent to the one-year forecast, loss rates are assumed to immediately revert back to long-term historical averages.

We identified the qualitative factor framework applied in the core bank segment, specifically as it relates to management’s judgment in evaluating the past-due, nonperforming and classified loans, collateral values, and other environmental factors qualitative adjustments (referred to in the procedures described below as “the adjustments”) as a critical audit matter. The principal considerations for our determination included the high degree of auditor judgment and subjectivity involved in evaluating management’s assessment of the adjustments, including the directional impact and magnitude of those adjustments.

The primary procedures we performed to address the critical audit matter included:

●	Obtained an understanding of the Company’s process for establishing the adjustments in the ACLL
●	Evaluated the design and tested the operating effectiveness of internal controls relating to the allowance for credit losses on loans, including:

o	The reasonableness of the significant inputs and assumptions used to develop the adjustments
o	The completeness and accuracy of the data inputs used to develop the adjustments
o	The accuracy of the calculation to estimate the adjustments

●	Evaluated the completeness and accuracy and the relevance of key data used as inputs in developing the adjustments
●	Evaluated the reasonableness of management’s significant inputs and assumptions used in developing the adjustments
●	Evaluated the reasonableness of the overall ACLL including the adjustments to determine whether the ACLL appropriately reflects expected credit losses by comparison to peers and by assessing trends in relevant factors, including delinquencies, non-accruals, charge-offs, and loan risk ratings, and evaluating the relationship of those trends to the ACLL including the adjustments
●	Tested the clerical and computational accuracy of the adjustments applied in the ACLL calculation

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2024.

Louisville, Kentucky

March 6, 2026

CONSOLIDATED BALANCE SHEETS

YEARS ENDED DECEMBER 31, (in thousands, except share data)

	2025	2024

ASSETS

Cash and cash equivalents	$219,972	$432,151
Available-for-sale debt securities, at fair value (amortized cost of $887,884 in 2025 and $602,493 in 2024)	884,693	584,155
Held-to-maturity debt securities (fair value of $4,929 in 2025 and $10,735 in 2024)	4,944	10,778
Equity securities with a readily determinable fair value	945	693
Mortgage loans held for sale, at fair value	7,516	8,312
Consumer loans held for sale, at fair value	10,968	5,443
Consumer loans held for sale, at the lower of cost or fair value	17,027	18,632
Other loans held for sale, at the lower of cost or fair value	81,839	—
Loans	5,446,329	5,439,466
Allowance for credit losses	(85,352)	(91,978)
Loans, net	5,360,977	5,347,488
Federal Home Loan Bank stock, at cost	32,114	24,478
Premises and equipment, net	35,986	32,309
Right-of-use assets	31,330	36,182
Goodwill	40,516	40,516
Other real estate owned	1,277	1,160
Bank owned life insurance	110,721	107,125
Other assets and accrued interest receivable	201,236	197,245

TOTAL ASSETS	$7,042,061	$6,846,667

LIABILITIES

Deposits:
Noninterest-bearing	$1,173,461	$1,207,764
Interest-bearing	4,029,686	4,002,782
Total deposits	5,203,147	5,210,546

Securities sold under agreements to repurchase and other short-term borrowings	88,504	103,318
Operating lease liabilities	32,370	37,121
Federal Home Loan Bank advances	506,000	395,000
Other liabilities and accrued interest payable	109,747	108,653

Total liabilities	5,939,768	5,854,638

Commitments and contingent liabilities (Footnote 12)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,393,095 shares (2025) and 17,297,878 shares (2024) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,148,269 shares (2025) and 2,150,090 shares (2024) issued and outstanding	4,601	4,587
Additional paid in capital	156,695	148,053
Retained earnings	945,399	853,627
Accumulated other comprehensive loss	(4,402)	(14,238)

Total stockholders’ equity	1,102,293	992,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,042,061	$6,846,667

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	2025	2024	2023

INTEREST INCOME:

Loans, including fees	$387,444	$388,064	$325,148
Taxable investment securities	26,851	17,370	19,260
Federal Home Loan Bank stock and other	24,218	27,552	11,655
Total interest income	438,513	432,986	356,063

INTEREST EXPENSE:

Deposits	85,584	102,096	51,481
Securities sold under agreements to repurchase and other short-term borrowings	504	546	574
Federal Home Loan Bank advances	17,755	18,190	15,230
Total interest expense	103,843	120,832	67,285

NET INTEREST INCOME	334,670	312,154	288,778

Provision for expected credit loss expense on loans	31,597	54,376	47,624

NET INTEREST INCOME AFTER PROVISION	303,073	257,778	241,154

NONINTEREST INCOME:

Service charges on deposit accounts	14,436	14,186	13,855
Net refund transfer fees	17,685	15,356	15,748
Mortgage banking income	7,401	5,438	3,542
Interchange fee income	12,191	12,967	13,057
Program fees	17,605	17,818	15,582
Increase in cash surrender value of bank owned life insurance	3,596	3,208	2,719
Death benefits in excess of cash surrender value of life insurance	—	—	1,728
Net losses on other real estate owned	(211)	(206)	(211)
Gain on sale of Visa Class B-1 shares	4,090	—	—
Other	6,032	3,883	5,437
Total noninterest income	82,825	72,650	71,457

NONINTEREST EXPENSE:

Salaries and employee benefits	127,060	118,650	115,869
Technology, equipment, and communication	34,618	30,690	29,107
Occupancy	14,175	13,856	13,967
Marketing and development	7,720	9,439	8,446
FDIC insurance expense	3,064	3,012	2,728
Interchange related expense	6,373	5,845	5,965
Legal and professional fees	3,709	3,489	3,204
Core conversion and related contract consulting fees	6,213	—	—
Merger expense	—	41	2,160
Other	17,257	17,703	17,952
Total noninterest expense	220,189	202,725	199,398

INCOME BEFORE INCOME TAX EXPENSE	165,709	127,703	113,213
INCOME TAX EXPENSE	34,392	26,332	22,839
NET INCOME	$131,317	$101,371	$90,374

BASIC EARNINGS PER SHARE:
Class A Common Stock	$6.74	$5.24	$4.64
Class B Common Stock	6.13	4.76	4.21

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$6.72	$5.21	$4.62
Class B Common Stock	6.11	4.74	4.20

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, (in thousands)

	2025	2024	2023

Net income	$131,317	$101,371	$90,374

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	(1,903)	(133)	—
Reclassification amount for net derivative losses realized in income	(124)	(514)	—
Unrealized gain on AFS debt securities	15,147	8,874	15,426
Total other comprehensive income before income tax	13,120	8,227	15,426
Income tax expense related to items of other comprehensive income	(3,284)	(2,057)	(3,855)
Total other comprehensive income, net of tax	9,836	6,170	11,571

COMPREHENSIVE INCOME	$141,153	$107,541	$101,945

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, (in thousands, except per share data)

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2023	17,585	2,160	$4,648	$141,694	$742,250	$(31,979)	$856,613

Net income	—	—	—	—	90,374	—	90,374
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	11,571	11,571
Dividends declared on Common Stock:
Class A Shares ($1.496 per share)	—	—	—	—	(26,002)	—	(26,002)
Class B Shares ($1.360 per share)	—	—	—	—	(2,933)	—	(2,933)
Stock options exercised, net of shares withheld	1	—	1	340	(343)	—	(2)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Repurchase of Class A Common Stock	(456)	—	(100)	(3,319)	(16,860)	—	(20,279)
Net change in notes receivable on Class A Common Stock	—	—	—	49	—	—	49
Deferred compensation - Class A Common Stock:
Directors	—	—	2	767	—	—	769
Designated key employees	7	—	—	671	—	—	671
Employee stock purchase plan - Class A Common Stock	16	—	3	735	—	—	738
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(281)	—	—	(281)
Restricted stock, net of shares tendered back	45	—	(1)	694	1	—	694
Stock options	—	—	—	774	—	—	774

Balance, December 31, 2023	17,203	2,155	$4,553	$142,124	$786,487	$(20,408)	$912,756

Net income	—	—	—	—	101,371	—	101,371
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	6,170	6,170
Dividends declared on Common Stock:
Class A Shares ($1.628 per share)	—	—	—	—	(27,998)	—	(27,998)
Class B Shares ($1.480 per share)	—	—	—	—	(3,182)	—	(3,182)
Stock options exercised, net of shares withheld	67	—	33	1,901	(2,572)	—	(638)
Conversion of Class B to Class A Common Shares	5	(5)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	57	—	—	57
Deferred compensation - Class A Common Stock:
Directors	6	—	1	712	1	—	714
Designated key employees	4	—	—	795	1	—	796
Employee stock purchase plan - Class A Common Stock	12	—	3	779	7	—	789
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	145	—	—	145
Restricted stock, net of shares tendered back	1	—	(3)	782	(488)	—	291
Stock options	—	—	—	758	—	—	758

Balance, December 31, 2024	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	131,317	—	131,317
Net change in accumulated other comprehensive income (loss)	—	—	—	—	—	9,836	9,836
Dividends declared on Common Stock:
Class A Shares ($1.804 per share)	—	—	—	—	(31,212)	—	(31,212)
Class B Shares ($1.640 per share)	—	—	—	—	(3,524)	—	(3,524)
Stock options exercised, net of shares withheld	57	—	13	4,557	(4,322)	—	248
Conversion of Class B to Class A Common Shares	2	(2)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Net change in notes receivable on Class A Common Stock	—	—	—	(60)	—	—	(60)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	555		—	555
Designated key employees	18	—	(1)	620	(179)	—	440
Employee stock purchase plan - Class A Common Stock	10	—	2	727	—	—	729
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	129	—	—	129
Restricted stock, net of shares tendered back	9	—	—	1,514	(244)	—	1,270
Stock options	—	—	—	608	—	—	608

Balance, December 31, 2025	17,393	2,148	$4,601	$156,695	$945,399	$(4,402)	$1,102,293

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, (in thousands)

	2025	2024	2023

OPERATING ACTIVITIES:

Net income	$131,317	$101,371	$90,374
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	8,267	5,717	4,947
Net accretion and amortization on loans and deposits	(4,349)	(2,978)	(3,576)
Unrealized and realized gains on equity securities with a readily determinable fair value	(252)	(519)	(63)
Depreciation of premises and equipment	6,680	6,911	7,063
Amortization of mortgage servicing rights	1,831	1,727	1,881
Provision for on-balance sheet exposures	31,597	54,376	47,624
Provision for off-balance sheet exposures	(40)	150	90
Net gain on sale of mortgage loans held for sale	(5,925)	(3,875)	(2,053)
Origination of mortgage loans held for sale	(210,932)	(186,959)	(77,800)
Proceeds from sale of mortgage loans held for sale	217,653	186,174	77,928
Net gain on sale of consumer loans held for sale	(14,986)	(14,697)	(12,753)
Origination of consumer loans held for sale	(1,136,769)	(1,231,782)	(1,056,995)
Proceeds from sale of consumer loans held for sale	1,147,507	1,246,412	1,063,615
Net gain realized on sale of other real estate owned	—	(4)	—
Writedowns of other real estate owned	211	210	211
Deferred compensation expense - Class A Common Stock	995	1,510	1,440
Stock-based awards and ESPP expense - Class A Common Stock	2,116	1,311	1,298
Amortization of right-of-use assets	6,169	5,989	6,062
Repayment of operating lease liabilities	(6,068)	(5,898)	(6,023)
Increase in cash surrender value of BOLI	(3,596)	(3,208)	(2,719)
Gain from death benefit received in excess of cash surrender value of BOLI	—	—	(1,728)
Gain on sale of Visa Class B-1 shares	(4,090)	—	—
Net change in other assets and liabilities:
Accrued interest receivable	(2,163)	(1,681)	(4,875)
Accrued interest payable	(1,865)	1,080	3,834
Other assets	(10,529)	(12,952)	(24,763)
Other liabilities	15,433	614	(4,488)
Net cash provided by operating activities	168,212	148,999	108,531

INVESTING ACTIVITIES:
Net cash proceeds paid in acquisition	—	—	(40,970)
Purchases of available-for-sale debt securities	(840,320)	(299,810)	(45,000)
Purchases of held-to-maturity debt securities	—	—	(25,000)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	555,049	316,120	106,123
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	5,834	65,619	35,999
Net change in outstanding warehouse lines of credit	(203,330)	(211,037)	64,837
Purchase of correspondent loans, including premiums paid	—	—	(110,620)
Net change in other loans, net of allowance	75,811	(97,931)	(493,163)
Proceeds from sale of mortgage loans transferred to held for sale	—	67,176	—
Net proceeds from sale of consumer loans transferred to held for sale	5,305	—	—
Net purchases of Federal Home Loan Bank stock	(7,636)	(708)	(14,624)
Proceeds from sale of other real estate owned	—	173	—
Proceeds of principal and earnings from BOLI	—	—	2,218
Proceeds from sale of Visa Class B-1 shares	4,090	—	—
Investments in low-income housing tax partnerships	(23,821)	(14,819)	10,145
Net purchases of premises and equipment	(7,104)	(5,809)	(6,896)
Net cash used in investing activities	(436,122)	(181,026)	(516,951)

FINANCING ACTIVITIES:
Net change in deposits	(7,399)	157,383	293,640
Net change in securities sold under agreements to repurchase and other short-term borrowings	(14,814)	5,700	(119,338)
Payments of Federal Home Loan Bank advances	(528,000)	(815,000)	(733,000)
Proceeds from Federal Home Loan Bank advances	639,000	830,000	1,018,000
Repurchase of Class A Common Stock	(72)	—	(20,279)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	620	672	627
Net proceeds from option exercises and equity awards vested - Class A Common Stock	248	(638)	(2)
Cash dividends paid	(33,852)	(30,506)	(28,350)
Net cash provided by financing activities	55,731	147,611	411,298

NET CHANGE IN CASH AND CASH EQUIVALENTS	(212,179)	115,584	2,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	432,151	316,567	313,689
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$219,972	$432,151	$316,567
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$105,708	$119,752	$63,451
Income taxes	22,074	27,488	21,487
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,667	$1,291	$522
Transfers from loans to real estate acquired in settlement of loans	328	169	—
Net transfers from loans held for investment to loans held for sale	86,816	68,173	—
New unfunded obligations in low-income-housing investments	12,000	11,000	30,300
Right-of-use assets obtained in exchange for new operating lease liabilities	1,317	7,480	3,736
Premises and equipment obtained through the use of vendor credits	3,253	—	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements included in this report include the accounts of Republic Bancorp, Inc. and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this report, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc. and, where the context requires, Republic Bancorp, Inc. and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as its wholly owned subsidiary, RBT Insurance Agency LLC. The Company dissolved Republic Insurance Services, Inc., its former insurance captive subsidiary, in 2023. All significant intercompany balances and transactions are eliminated in consolidation.

Republic is an FHC headquartered in Louisville, Kentucky, which is the most populous city in Kentucky. The Bank is a Kentucky-based, state-chartered non-member financial institution that provides both traditional and non-traditional banking products and services through five reportable segments using a multitude of delivery channels. While the Bank operates primarily in its geographical market footprint where it has physical locations, its non-brick-and-mortar delivery channels allow it to reach clients across the U.S.

The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of December 31, 2025, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations. Prior to the first quarter of 2024, Republic had reported mortgage banking as a separate reportable segment. See additional discussion regarding segment information under the Footnote titled “Segment Information” in this section of the report.

Core Banking Operations

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint ,with all products and services generally offered under the Company’s traditional RB&T brand. As of December 31, 2025, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Banking results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities used to fund those assets. Principal interest-earning Traditional Banking assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, and short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Other sources of Traditional Banking income include service charges on consumer and commercial deposit accounts, mortgage banking income, debit and credit card interchange fee income, title insurance commissions, swap fee income and increases in the cash surrender value of BOLI.

Traditional Banking operating expenses consist primarily of salaries and employee benefits; technology, equipment, and communication; occupancy; interchange related expense; marketing and development; FDIC insurance expense; and various other general and administrative costs. Traditional Banking results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

(II)	Warehouse Lending segment

The Core Bank provides short-term, revolving credit facilities to mortgage bankers across the U.S. through mortgage warehouse lines of credit. These credit facilities are primarily secured by single-family, first-lien RRE loans. The credit facility enables the mortgage banking clients to close single-family, first-lien RRE loans in their own name and temporarily fund their inventory of these closed loans until the loans are sold to investors approved by the Bank. Individual loans are expected to remain on the warehouse LOC for an average of 15 to 30 days. Advances for reverse mortgage loans and construction loans typically remain on the LOC longer than conventional mortgage loans. Interest income and loan fees are accrued for each individual advance during the time the advance remains on the warehouse LOC and collected when the loan is sold. The Core Bank receives the sale proceeds of each loan directly from the investor and applies the funds to pay off the warehouse advance and related accrued interest and fees. The remaining proceeds are credited to the mortgage banking client.

Republic Processing Group Operations

Republic Processing Group consists of the Tax Refund Solutions, Republic Payment Solutions and Republic Credit Solutions segments.

(III)	Tax Refund Solutions segment

Through the TRS segment, the Bank facilitates the receipt and payment of federal and state tax refund products and offers a credit product through third-party tax preparers across the U.S., as well as through tax-preparation software providers that offer Republic Bank ERAs, RAs and RTs (collectively, the “Tax Providers”). The substantial majority of TRS’s business activity occurs during the first half of each year, while the second half of the year is characterized by limited revenue and costs associated with preparing for the upcoming tax season.

Refund Advances:

The RA loan product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2024, 2025, and 2026 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,500 for the 2024 Tax Season and $6,250 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and

●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Early Season Refund Advances:

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2024, 2025 and 2026 Tax Seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $1,000 for the 2024 Tax Season and $2,000 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees earned for ERAs/RAs as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2024 Tax Season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2025 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

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

Refund Transfers:

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

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional POS purchasing, ATM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional POS purchasing, ATM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through RPS, the Bank participates in traditional money movement solutions including ACH transactions, wire transfers, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company did not share interest income revenue with its largest prepaid marketer-servicer for the year ended December 31, 2025, as minimum deposit balance thresholds were not met.

(V)Republic Credit Solutions segment

Through the RCS segment, the Bank offers consumer credit products. In general, the credit products are unsecured, small dollar consumer loans that are dependent on various factors. RCS loans typically earn a higher yield but also have higher credit risk compared to loans originated through the Traditional Banking segment, with a significant portion of RCS clients considered subprime or near-prime borrowers. Ordinary gains or losses on the sale of RCS products are reported as a component of “Program fees.” Through the Bank, RCS uses third-party service providers for certain services such as marketing and loan servicing for RCS’s LOC products, Installment loan product and Healthcare receivables products.

LOC Products:

Through the RCS segment, the Bank uses third-party service providers to originate two line-of-credit products (“LOC I” and “LOC II”) offered generally to subprime or near-prime borrowers across multiple states. These service providers, operating under the Bank’s oversight and supervision, perform certain marketing, servicing, technology, and support functions. In addition, a separate third-party provides customer support, servicing, and other operational services on the Bank’s behalf. The Bank is the lender for both products and is marketed as such. The Bank establishes and controls the loan terms and underwriting guidelines and exercises consumer-compliance oversight over each product. The Bank sells participation interests in these products as follows:

●	LOC I – The Bank sells a 90% participation interest in advances made to borrowers, generally three business days after funding the associated advances. Although the Bank retains a 10% participation interest in each advance, it retains 100% ownership of the underlying LOC I account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

●	LOC II – The Bank sells a 95% participation interest in advances made to borrowers, generally three business days after funding the associated advances. Although the Bank retains a 5% participation interest in each advance, it retains 100% ownership of the underlying LOC II account with each borrower. Loan balances HFS through this program are carried at the lower of cost or fair value.

Installment Loan Product:

Through the RCS segment, the Bank offers installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. The same third-party service provider for RCS’s LOC II is the third-party provider for the installment loan product. This third-party provider is subject to the Bank’s oversight and supervision and provides the Bank with marketing services and loan servicing for these RCS installment loans. The Bank is the lender for these loans and is marketed as such. Furthermore, the Bank controls the loan terms and underwriting guidelines, and the Bank exercises consumer compliance oversight of this RCS installment loan product. Currently, all loan balances originated under this RCS installment loan program are carried as HFS on the Bank’s balance sheet, with the intent to sell to a third-party, who is an affiliate of the Bank’s third-party service provider, generally within 16 days following the Bank’s origination of the loans. Loans originated under this RCS installment loan program are carried at fair value under a fair-value option, with the portfolio marked to market monthly.

Healthcare Receivables Products:

Through the RCS segment, the Bank originates healthcare receivables products across the U.S. through three different third-party service providers. For two of the programs, the Bank retains 100% of the receivables, with recourse in the event of default. For the remaining program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

For the RCS LOC and healthcare receivable products, the Company reports interest income and loan origination fees under “Loans, including fees,” while any net gains or losses on sale and mark-to-market adjustments of RCS loans are reported as noninterest income under “Program fees.” The Company has elected fair value accounting for its RCS installment loan product that it sells after an initial holding period. As a result, interest income on loans, loan origination fees, net gains or losses on sale, and mark-to-market adjustments for the RCS installment loan product are reported as noninterest income under “Program fees.”

Critical Accounting Policies and Estimates — To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of the Company’s financial condition and results of operations. At December 31, 2025, the accounting policy considered the most critical in preparing the Company’s consolidated financial statements is the determination of the ACLL.

Accounting for Business Acquisitions — The Company accounts for acquisitions in accordance with the acquisition method as outlined in ASC Topic 805, “Business Combinations.” The acquisition method requires: a) identification of the entity that obtains control of the acquiree; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree; and d) recognition and measurement of goodwill or bargain purchase gain.

Identifiable assets acquired, liabilities assumed, and any non-controlling interest in acquirees are generally recognized at their acquisition-date (“day-one”) fair values based on the requirements of ASC Topic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The measurement period for day-one fair values begins on the acquisition date and ends at the earlier of: (a) the day management believes it has all the information necessary to determine day-one fair values; or (b) one year following the acquisition date. In many cases, the determination of day-one fair values requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly complex and subjective in nature and subject to provisional period adjustments, which are retrospective adjustments to reflect new information existing at the acquisition date affecting day-one fair values. More specifically, these provisional period adjustments may be made, as market value data, such as valuations, are received by the Bank. Increases or decreases to day-one fair values are reflected with a corresponding increase or decrease to bargain purchase gain or goodwill. Acquisition related costs are expensed as incurred unless those costs are related to issuing debt or equity securities used to finance the acquisition.

Concentration of Credit Risk — With limited exception, the Company’s Traditional Banking business activity is with clients located in Kentucky, Indiana, Florida, and Tennessee. The Company’s Traditional Banking exposure to credit risk is significantly affected by changes in the economy in these specific areas.

The Bank’s warehouse lines of credit are secured by single family, first-lien RRE loans originated by the Bank’s mortgage clients across the U.S. As of December 31, 2025, 25% of collateral securing warehouse lines was located in California.

Earnings Concentration — For 2025, 2024 and 2023, approximately 31%, 34% and 32% of total Company net revenues (net interest income plus noninterest income) were derived from RPG operations. Within RPG, the TRS segment accounted for 12%, 13% and 13%, the RPS segment accounted for 4%, 4% and 5%, while the RCS segment accounting for 15%, 17% and 14% of total Company net revenues. For 2025, 2024, and 2023, approximately 4%, 3% and 3% of total Company net revenues (net interest income plus noninterest income) were derived from the Company’s Warehouse segment.

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

Interest income includes amortization of purchase premiums and accretion of discounts. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for MBs where prepayments are anticipated. Premiums on callable securities are amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual would be reversed against interest income.

Equity Securities — Equity securities are carried at fair value, with changes in fair value reported in net income. Equity securities without a readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment.

Allowance for Credit Losses on Available-for-Sale Securities — For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For other AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACLS is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACLS is recognized in other comprehensive income.

Changes in ACLS are recorded as a charge or credit to the Provision. Losses are charged against the ACLS when management believes the lack of collectability of an AFS debt security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest on AFS debt securities totaled $5 million and $3 million as of December 31, 2025 and 2024 and is excluded from the ACLS. Accrued interest on AFS debt securities is presented as a component of other assets on the Company’s balance sheet.

Allowance for Credit Losses on Held-to-Maturity Securities — The Company measures expected credit losses on HTM debt securities on a collective basis by major security type, considering historical credit loss information adjusted for current conditions and reasonable and supportable forecasts.

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

Accrued interest receivable on HTM debt securities totaled $12,000 and $60,000 as of December 31, 2025 and 2024 and is excluded from the ACLS. Accrued interest on HTM debt securities is presented as a component of other assets on the Company’s balance sheet.

Loans Held for Sale - In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Traditional Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

Mortgage Banking Activities — Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding investor commitments. Net gains on mortgage loans HFS are recorded as a component of “mortgage banking income” in the income statement and represent the difference between the selling price and the carrying value of the loans sold. Substantially all of the gains or losses on the sale of loans are reported in earnings when the interest rates on loans are locked.

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

Mortgage loans HFS are generally sold with the MSRs retained. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded as a component of mortgage banking income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into mortgage banking income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Amortization of MSRs are initially set at seven years and subsequently adjusted on a quarterly basis based on the weighted-average remaining life of the underlying loans.

MSRs are evaluated for impairment quarterly based upon the fair value of the MSRs as compared to carrying amount. Impairment is determined by stratifying MSRs into groupings based on predominant risk characteristics, such as interest rate, loan type, loan terms, and investor remittance type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Bank later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the valuation allowance is recorded as an increase to income. Changes in valuation allowances are reported within mortgage banking income in the income statement. The fair value of the MSR portfolios is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates.

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

See the Footnote titled “Mortgage Banking Activities” in this section of the report for management’s determination of MSR impairment.

Loan servicing income is reported on the income statement as a component of “mortgage banking” income. Loan servicing income is recorded as loan payments are collected and includes servicing fees from investors and certain charges collected from borrowers. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan and are recorded as income when earned. Loan servicing income totaled $3.3 million, $3.3 million and $3.4 million for the years ended December 31, 2025, 2024, and 2023. Late fees and ancillary fees related to loan servicing are considered nominal.

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

Consumer Loans Held for Sale, at Lower of Cost or Fair Value — RCS originates for sale 90% or 95% of the balances from its LOC products and a portion of its healthcare receivables product. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

Other Loans Held for Sale, at Lower of Cost or Fair Value — During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December. The transaction closed in February 2026.

Loans — Loans that management has the intent and ability to hold for the near future or until maturity or pay off are reported at amortized cost net of the ACLL. Amortized cost is the principal balance outstanding, net of premiums and discounts, and deferred loan fees and costs. Accrued interest on loans, which is excluded from the ACLL, totaled $17 million and $17 million as of December 31, 2025 and 2024 and was reported as a component of other assets on the Company’s balance sheet.

Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method. Premiums on loans held for investment are amortized into interest income on the level-yield method over the expected life of the loan.

Lease financing receivables, which are generally direct financing leases, are reported at their principal balance outstanding, including any lease residual amount, net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on the basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms.

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

The ACLL is measured on a collective or pooled basis when similar risk characteristics exist. The first table of the Footnote titled “Loans and Allowance for Credit Losses” in this section of the report illustrates the Company’s loan portfolio by ACLL risk pool. This pooling method is primarily based on the pool’s collateral type or the pool’s purpose and generally follows the Bank’s loan segmentation for regulatory reporting. For each of its loan pools, the Company uses a “static-pool” method, which analyzes historical closed pools of similar loans over their expected lives to attain a loss rate. This loss rate is then adjusted for current conditions and reasonable and supportable forecasts prior to being applied to the current balance of the analyzed pools. For the Core Bank, adjustments to the historical loss rate for current conditions include changes in borrowers’ financial condition, prepayment and maturities, nature, volume and seasoning of the portfolio, concentrations of credit, past-due, nonperforming and classified loans and leases, collateral values, lending policies, credit review system, experience of lending management and staff, and other environmental factors, such as international, national, regional, and local economic and business conditions. For its CRE loan pool, the Company uses a one-year forecast of general CRE values. Subsequent to one-year forecasts, loss rates are assumed to immediately revert back to long-term historical averages. For RPG, adjustments to the historical loss rate for current conditions include changes in nature, volume, and seasoning of the portfolio.

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

See the Footnote titled “Loans and Allowance for Credit Losses” in this section of the report for additional discussion regarding the Company’s ACLL.

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

Other Real Estate Owned — Assets acquired through loan foreclosures are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of RRE property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. The Bank’s selling costs for OREO typically range from 10% to 13% of each property’s fair value, depending on property class. Fair value is commonly based on recent real estate appraisals or BPO. Operating costs incurred post-acquisition are expensed as incurred.

Appraisals for both collateral-dependent loans and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., RRE or CRE, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

Premises and Equipment, Net — Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed over the estimated useful lives of the related assets on the straight-line method. Estimated lives typically range from 25 to 40 years for buildings and improvements, three to ten years for furniture, fixtures and equipment and three to five years for leasehold improvements.

Right of Use Assets and Operating Lease Liabilities — Leases are classified as operating or finance leases at the lease commencement date. The Company has no finance leases. For its long-term operating leases, the Company records on its balance sheet operating lease liabilities equal to the present value of the required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Offsetting these operating lease liabilities, the Company records right-of-use assets for the underlying leased property. Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease expense, and any impairment of the right-of-use asset. The Company’s variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance, and other costs associated with the lease.

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

Federal Home Loan Bank Stock — The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and annually evaluated for impairment. Because this stock is viewed as a long-term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are recorded as interest income.

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

All goodwill is attributable to the Company’s Traditional Banking segment and is not expected to be deductible for tax purposes. Based on its assessment, the Company believes its goodwill of $41 million as of December 31, 2025 and 2024 was not impaired and is properly recorded in the consolidated financial statements.

Other intangible assets consist of CDI arising from business acquisitions. CDI assets are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives.

Low-Income Housing Tax Credit Investments — The Company periodically invests in certain partnerships that generate federal income tax credits. The tax benefit of these investments exceeds the amortization expense associated with them, resulting in a positive impact on net income. In addition to income tax benefits, these investments also serve as an economical means of achieving CRA goals. The investments in such partnerships are recorded in other assets on the consolidated balance sheets, while the corresponding contribution requirements are recorded in other liabilities. While contributions are made periodically over the life of the respective investments, which can be up to 10 years depending on the type of investment, the majority of contributions associated with a respective investment are made within the first few years after entering the partnership.

Effective January 1, 2024, the Company adopted ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” As a result, all of the Company’s investments in tax credit partnerships are now accounted for under the proportional amortization method, with related amortization expense recorded within income tax expense on the consolidated income statements. Prior to 2024, the Company used both the effective yield and the proportional amortization methods to account for these investments, with related amortization expense recorded as a component of noninterest expenses on the consolidated income statements.

Off-Balance Sheet Financial Instruments — Financial instruments include OBS credit instruments, such as commitments to fund loans and standby letters of credit. The face amount for these items represents the exposure to loss, before considering client collateral or ability to repay. Such financial instruments are recorded upon funding. Instruments such as standby letters of credit are considered financial guarantees and are recorded at fair value.

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

For a listing of OBs credit exposures the Company generally considers for an ACLC, see the Footnote titled “Off-Balance Sheet Risks, Commitments And Contingent Liabilities” in this section of the report.

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

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in DTAs and DTLs. DTAs and DTLs are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces DTAs to the amount expected to be realized.

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

Earnings Per Common Share — Basic earnings per share is based on net income (in the case of Class B Common Stock, less the dividend preference on Class A Common Stock), divided by the weighted-average number of shares outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential Class A common shares issuable under stock options. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

Comprehensive Income — Comprehensive income consists of net income and OCI. OCI includes, net of tax, unrealized gains, and losses on AFS debt securities and unrealized gains and losses on cash flow hedges, which are also recognized as separate components of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are any outstanding matters that would have a material effect on the financial statements.

Restrictions on Cash and Cash Equivalents — Republic has historically been required by the FRB to maintain average reserve balances. Effective March 15, 2020, the FRB reduced the Bank’s reserve requirement ratio to zero percent, therefore, cash and due from banks on the consolidated balance sheet included no required reserve balances as of December 31, 2025 and 2024. For the Bank’s Non-hedge Interest Rate Swaps, the Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party.

Dividend Restrictions — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Republic or by Republic to shareholders.

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in the Footnote titled “Fair Value” in this section of the report. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Revenue from Contracts with Customers — The Company’s services that fall within the scope of ASC 606, Revenue from Contracts with Customers, are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to its client. The Company expenses as-incurred incremental costs of obtaining a contract when the amortization period of those costs would be less than one year.

Segment Information — The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance. Republic’s internal information is primarily reported and evaluated in five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Reclassifications — Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

Recently Adopted Accounting Standards

The following ASUs were adopted by the Company during the year ended December 31, 2025:

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

			January 1, 2025	Prospectively	The Company updated its income tax disclosures upon adoption.

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

			Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-08	Financial Instruments—Credit Losses (Topic 326): Purchased Loans

The ASU expands the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets.

			Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-09	Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges.	Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements

This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. The ASU clarifies that all entities preparing GAAP‑compliant interim financial statements must follow Topic 270. It also creates a complete list of required interim disclosures, adds a principle requiring disclosure of material events occurring after year‑end, and improves guidance on the content and format of interim financial statements.

			Interim periods within annual periods beginning after December 15, 2027.	Prospectively	The Company is currently analyzing the impact of this ASU on its financial statements.

2025-12	Codification Improvements

These amendments in this ASU update the FASB Accounting Standards Codification® for a broad range of Topics arising from technical corrections, unintended application of the Codification, clarifications, and other minor improvements.

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

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities along with the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$294,940	$159	$(1,724)	$293,375
Private label mortgage-backed security	—	1,439	—	1,439
Mortgage-backed securities - residential	570,491	4,210	(6,792)	567,909
Collateralized mortgage obligations	17,528	27	(648)	16,907
Corporate bonds	1,001	—	—	1,001
Trust preferred security	3,924	138	—	4,062
Total available-for-sale debt securities	$887,884	$5,973	$(9,164)	$884,693

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$395,609	$4	$(6,527)	$389,086
Private label mortgage-backed security	121	1,429	—	1,550
Mortgage-backed securities - residential	180,765	193	(12,725)	168,233
Collateralized mortgage obligations	20,127	27	(911)	19,243
Corporate bonds	2,008	1	—	2,009
Trust preferred security	3,863	171	—	4,034
Total available-for-sale debt securities	$602,493	$1,825	$(20,163)	$584,155

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities along with the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13	$—	$—	$13
Collateralized mortgage obligations	4,931	29	(44)	4,916
Total held-to-maturity debt securities	$4,944	$29	$(44)	$4,929

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$23	$1	$—	$24
Collateralized mortgage obligations	5,756	36	(86)	5,706
Corporate bonds	4,999	6	—	5,005
Total held-to-maturity debt securities	$10,778	$43	$(86)	$10,735

Sales and Calls of Available-for-Sale Debt Securities

During 2025, 2024, and 2023 there were no material sales of AFS debt securities and no material gains or losses on sales or calls of AFS. During 2025, 2024, and 2023, the amortized cost of AFS debt securities called totaled $255 million, $281 million and $65 million.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of December 31, 2025, follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
December 31, 2025 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$85,960	$84,945	$—	$—
Due from one year to five years	209,981	209,431	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,924	4,062	—	—
Private label mortgage-backed security	—	1,439	—	—
Mortgage-backed securities - residential	570,491	567,909	13	13
Collateralized mortgage obligations	17,528	16,907	4,931	4,916
Total debt securities	$887,884	$884,693	$4,944	$4,929

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,947	$(53)	$78,317	$(1,671)	$163,264	$(1,724)
Mortgage-backed securities - residential	84,131	(149)	86,744	(6,643)	170,875	(6,792)
Collateralized mortgage obligations	—	—	14,242	(648)	14,242	(648)
Total available-for-sale debt securities	$169,078	$(202)	$179,303	$(8,962)	$348,381	$(9,164)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2024 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$145,048	$(212)	$209,033	$(6,315)	$354,081	$(6,527)
Mortgage-backed securities - residential	52,347	(874)	104,453	(11,851)	156,800	(12,725)
Collateralized mortgage obligations	700	(8)	15,951	(903)	16,651	(911)
Total available-for-sale debt securities	$198,095	$(1,094)	$329,437	$(19,069)	$527,532	$(20,163)

As of December 31, 2025, the Bank’s security portfolio consisted of 198 securities, 86 of which were in an unrealized loss position. As of December 31, 2024, the Bank’s security portfolio consisted of 182 securities, 114 of which were in an unrealized loss position. As of December 31, 2025 and 2024, there were no holdings of debt securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest receivable on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS, if applicable. Accrued interest on AFS debt securities totaled $5 million and $3 million as of December 31, 2025, and December 31, 2024. Accrued interest receivable on HTM debt securities totaled $12,000 as of December 31, 2025, and $60,000 as of December 31, 2024.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of December 31, 2025, with the exception of the $1.4 million private label MBS, all other MBS’s and CMO’s held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of December 31, 2025 and 2024, there were gross unrealized losses of $7 million and $14 million related to AFS MBS’s and CMO’s. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

Private Label Mortgage-Backed Security

The Bank owns one private label MBS with a total carrying value of $1.4 million as of December 31, 2025. This security is mostly backed by “Alternative A” first-lien mortgage loans but also has an insurance “wrap” or guarantee as an added layer of protection to the security holder. This asset is illiquid, and as such, the Bank determined it to be a Level 3 security in accordance with ASC Topic 820, “Fair Value Measurement”. Based on this determination, the Bank utilized an income valuation model (“present value model”) approach, in determining the fair value of the security. This approach is beneficial for positions that are not traded in active markets or are subject to transfer restrictions, and/or where valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Management’s best estimate consists of both internal and external support for this investment.

See additional discussion regarding the Bank’s private label MBS under the Footnote titled “Fair Value” in this section of the report.

The following table presents a rollforward of the Bank’s private label MBS credit losses recognized in earnings:

Years Ended December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$1,462	$1,462	$1,462
Recovery of losses previously recorded	(136)	—	—
Balance, end of period	$1,326	$1,462	$1,462

Further deterioration in economic conditions could cause the Bank to record an additional impairment charge related to credit losses.

There were no HTM debt securities on nonaccrual or past due 90 days or more as of December 31, 2025, and December 31, 2024. All of the Company’s HTM corporate bonds were rated investment grade as of December 31, 2024. There were no HTM debt securities considered collateral dependent as of December31, 2025, and December 31, 2024.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and debt securities held for other purposes, as required or permitted by law were as follows:

December 31, (in thousands)	2025	2024

Amortized cost	$168,530	$205,160
Fair value	166,757	199,607
Carrying amount	166,757	199,607

Equity Securities

There were no sales of equity securities in 2025, 2024 or 2023. The amortized cost, gross unrealized gains and losses, and fair value of equity securities with a readily determinable fair values were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities	$—	$945	$—	$945

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities	$—	$693	$—	$693

For equity securities with a readily determinable fair value the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
Years Ended December 31, (in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$252	$252	$—	$519	$519	$—	$63	$63
Total equity securities	$—	$252	$252	$—	$519	$519	$—	$63	$63

3.	LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates for sale mortgage loans and consumer loans. Mortgage loans originated for sale are primarily originated and sold into the secondary market through the Bank’s Traditional Banking segment, while consumer loans originated for sale are originated and sold through the RCS segment.

Mortgage Loans Held for Sale, at Fair Value

See additional detail regarding mortgage loans originated for sale, at fair value under the Footnote titled “Mortgage Banking Activities” in this section of the report.

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

Activity for consumer loans HFS and carried at fair value follows:

December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$5,443	$7,914	$4,706
Origination of consumer loans held for sale	175,859	151,608	130,185
Proceeds from the sale of consumer loans held for sale	(175,655)	(158,280)	(130,772)
Net gain on sale of consumer loans held for sale	5,321	4,201	3,795
Balance, end of period	$10,968	$5,443	$7,914

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its LOC products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

During the first quarter of 2025, management reached an agreement to sell $5 million of consumer credit cards, and as a result, these balances were reclassified from held for investment to HFS as of March 31, 2025 with the sale finalized during the second quarter of 2025.

Activity for consumer loans held for sale and carried at the lower of cost or market value was as follows:

December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$18,632	$16,094	$13,169
Origination of consumer loans held for sale	960,910	1,080,174	926,810
Transferred from held for investment to held for sale	4,977	—	—
Proceeds from the sale of consumer loans held for sale	(977,157)	(1,088,132)	(932,843)
Net gain on sale of consumer loans held for sale	9,665	10,496	8,958
Balance, end of period	$17,027	$18,632	$16,094

Other Loans Held for Sale, at the Lower of Cost or Fair Value

During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The transaction closed in February 2026.

Activity for other loans HFS and carried at the lower of cost or market value was as follows:

December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$—	$—	$—
Transferred from held for investment to held for sale	81,839	—	—
Balance, end of period	$81,839	$—	$—

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the loan portfolio follows:

December 31, (in thousands)	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	$1,040,080	$1,032,459
Nonowner-occupied	283,246	318,096
Commercial real estate:
Owner-occupied	666,948	659,216
Nonowner-occupied	799,420	840,517
Multi-family	331,370	313,444
Construction & land development	238,455	244,121
Commercial & industrial	528,873	460,245
Lease financing receivables	20,523	93,304
Aircraft*	203,120	226,179
Home equity	413,638	353,441
Consumer:
Credit cards	10,711	16,464
Overdrafts	971	982
Automobile loans	738	1,156
Other consumer	8,204	9,555
Total Traditional Banking	4,546,297	4,569,179
Warehouse lines of credit*	754,090	550,760
Total Core Banking	5,300,387	5,119,939

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	12,924	138,614
Other TRS commercial & industrial loans	19,473	52,180
Republic Credit Solutions	113,545	128,733
Total Republic Processing Group	145,942	319,527

Total loans**	5,446,329	5,439,466
Allowance for credit losses	(85,352)	(91,978)

Total loans, net	$5,360,977	$5,347,488

Note: Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

December 31, (in thousands)	2025	2024

Contractually receivable	$5,454,833	$5,445,531
Unearned income	(3,137)	(2,932)
Unamortized premiums	142	184
Unaccreted discounts	(1,003)	(1,619)
Other net unamortized deferred origination (fees) and costs	(4,506)	(1,698)
Carrying value of loans	$5,446,329	$5,439,466

Credit Quality Indicators

Bank procedures for assessing and maintaining credit gradings are the same whether a new or renewed loan is being underwritten, or whether an existing loan is being re-evaluated for potential credit quality concerns. The latter usually occurs upon receipt of updated financial information, or other pertinent data, which triggers a review in the loan grade. Specific Bank procedures follow:

●	For new and renewed C&I, CRE, and C&D loans, the Bank’s CCAD scores and assigns the credit quality grade to the loan.

●	Commercial loan officers are responsible for monitoring their respective loan portfolios and reporting any adverse material changes to senior management. When circumstances warrant a review and possible change in the credit quality grade, loan officers are required to notify the Bank’s CCAD or Special Asset division (under certain deteriorating circumstances).

●	The Special Asset area of the Bank monitors throughout each month the status of all past due loans and classified loans with respective commercial officers. These meetings are designed to give loan officers an opportunity to identify other existing loans that should be downgraded as well.

●	Monthly, members of Executive Management along with managers of Commercial Lending, CCAD, Accounting, Special Assets, and Retail Collections attend a SAC meeting. The SAC reviews all loans for the Bank graded Special Mention or worse or loans potentially subject to downgrade into these classifications and discusses the relative trends and current status of these assets. In addition, the SAC reviews all classified and potentially classified RRE and HELOCs. SAC also reviews the actions taken by management regarding credit quality grades, foreclosure mitigation, loan extensions, deferrals and forbearance activity, loan modifications, and collateral repossessions. Based on the information reviewed in this meeting, the SAC approves all specific loan loss allocations to be recognized by the Bank within the ACLL analysis.

●	All new and renewed warehouse LOC are approved by the ELC. The credit area of the Warehouse Lending division initially recommends the credit quality grade for warehouse facilities to ELC, of which ELC may approve or amend. The Bank’s internal loan review department is the final authority on a loan’s grade and reviews all approved loan grades, which they may approve or amend based on their independent review. Monthly, the CLO reviews warehouse lending activity including data associated with the underlying collateral to the warehouse facilities, i.e., the mortgage loans associated with the balances drawn. Key performance indicators monitored include average days outstanding for each draw, average FICO credit report score for the underlying collateral, average LTV for the underlying collateral and other factors deemed relevant.

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

Good (Pass): Loans to businesses that have strong financial statements containing an unqualified opinion from a Certified Public Accounting firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five-year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans that are guaranteed or otherwise backed by the full faith and credit of the U.S. government or an agency thereof, such as the SBA; or loans to publicly held companies with current long-term debt ratings of Baa or better.

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

Substandard: One or more of the following characteristics may be exhibited:

●	Loans that possess a defined credit weakness. The likelihood that a loan will be paid from the primary source of repayment is uncertain. Financial deterioration is under way and close attention is warranted to ensure that the loan is collected without loss.
●	Loans are inadequately protected by the current net worth and paying capacity of the obligor.
●	The primary source of repayment is gone, and the Bank is forced to rely on a secondary source of repayment, such as collateral liquidation or guarantees.
●	Loans have a distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
●	Unusual courses of action are needed to maintain a high probability of repayment.
●	The borrower is not generating enough cash flow to repay loan principal; however, it continues to make interest payments.
●	The Bank is forced into a subordinated or unsecured position due to documentation flaws.
●	The Bank is seriously contemplating foreclosure or legal action due to the apparent deterioration in the loan.
●	There is significant deterioration in market conditions to which the borrower is highly vulnerable.

Doubtful: One or more of the following characteristics may be present in loans classified as Doubtful:

●	Loans have all of the weaknesses of those classified as Substandard, however, based on existing conditions, these weaknesses make full collection of principal highly improbable.
●	The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
●	The possibility of loss is high but because of certain important pending factors, which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.

Loss: Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified “Loss” when it is neither practical nor desirable to defer charging-off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

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

The following tables include loans by segment, risk category, and, for non-revolving loans, based upon year of origination. Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025. Regarding origination year, loan extensions and renewals are generally considered originated in the year extended or renewed unless the loan is classified as a loan modification. Loan extensions and renewals classified as loan modifications generally receive no change in origination date upon extension or renewal.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$153,758	$57,359	$208,250	$162,417	$134,290	$292,708	$—	$9,745	$1,018,527
Special Mention	—	—	—	1,610	—	582	—	—	2,192
Substandard	182	1,063	2,185	3,130	2,729	10,072	—	—	19,361
Doubtful	—	—	—	—	—	—	—	—	—
Total	$153,940	$58,422	$210,435	$167,157	$137,019	$303,362	$—	$9,745	$1,040,080
YTD Gross Charge-offs	$—	$43	$—	$18	$17	$50	$—	$—	$128

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$18,769	$13,367	$46,289	$48,701	$62,996	$89,968	$—	$2,640	$282,730
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	516	—	—	516
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,769	$13,367	$46,289	$48,701	$62,996	$90,484	$—	$2,640	$283,246
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$103,994	$40,027	$64,149	$101,727	$103,722	$162,831	$13,894	$56,250	$646,594
Special Mention	752	1,112	—	—	594	9,191	—	409	12,058
Substandard	5,448	—	942	—	—	1,906	—	—	8,296
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,194	$41,139	$65,091	$101,727	$104,316	$173,928	$13,894	$56,659	$666,948
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$77,928	$22,179	$104,436	$134,803	$101,477	$230,556	$19,700	$90,983	$782,062
Special Mention	676	—	—	16,682	—	—	—	—	17,358
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,604	$22,179	$104,436	$151,485	$101,477	$230,556	$19,700	$90,983	$799,420
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$139,641	$62,991	$44,005	$41,331	$17,176	$33,515	$153,706	$15,935	$508,300
Special Mention	—	569	—	—	1,556	—	64	—	2,189
Substandard	88	334	73	1,618	—	11,516	4,411	344	18,384
Doubtful	—	—	—	—	—	—	—	—	—
Total	$139,729	$63,894	$44,078	$42,949	$18,732	$45,031	$158,181	$16,279	$528,873
YTD Gross Charge-offs	$—	$13	$216	$18	$—	$15	$—	$—	$262

Lease financing receivables:
Risk Rating
Pass or not rated	$5,931	$4,909	$7,469	$1,433	$190	$83	$—	$—	$20,015
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	69	87	274	71	—	—	—	508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,938	$4,978	$7,556	$1,707	$261	$83	$—	$—	$20,523
YTD Gross Charge-offs	$—	$49	$297	$31	$10	$3	$—	$—	$390

Aircraft:
Risk Rating
Pass or not rated	$31,154	$26,092	$47,389	$35,121	$29,828	$33,239	$—	$—	$202,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	297	—	—	—	297
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,154	$26,092	$47,389	$35,121	$30,125	$33,239	$—	$—	$203,120
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$408,021	$—	$408,021
Special Mention	—	—	—	—	—	—	1,957	—	1,957
Substandard	—	—	—	—	—	—	3,660	—	3,660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$413,638	$—	$413,638
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$56	$—	$56

Consumer:
Risk Rating
Pass or not rated	$1,799	$3,984	$1,840	$58	$25	$566	$12,267	$—	$20,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	84	—	85
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,799	$3,984	$1,840	$58	$25	$567	$12,351	$—	$20,624
YTD Gross Charge-offs	$31	$2	$3	$—	$1	$6	$1,154	$—	$1,197

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

RCS:
Risk Rating
Pass or not rated	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,131	$—	$19,131

Grand Total:
Risk Rating
Pass or not rated	$677,023	$294,525	$664,753	$593,811	$495,615	$903,747	$1,470,788	$259,206	$5,359,468
Special Mention	1,428	1,681	—	18,292	2,150	9,773	2,021	409	35,754
Substandard	5,725	1,466	3,287	5,022	3,097	24,011	8,155	344	51,107
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$684,176	$297,672	$668,040	$617,125	$500,862	$937,531	$1,480,964	$259,959	$5,446,329
YTD Gross Charge-offs	$15,532	$9,664	$516	$67	$28	$74	$20,341	$—	$46,222

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$79,874	$236,681	$181,703	$157,834	$150,449	$191,013	$—	$8,840	$1,006,394
Special Mention	—	—	—	—	83	4,343	—	—	4,426
Substandard	875	1,052	2,566	2,806	4,099	10,241	—	—	21,639
Doubtful	—	—	—	—	—	—	—	—	—
Total	$80,749	$237,733	$184,269	$160,640	$154,631	$205,597	$—	$8,840	$1,032,459
YTD Gross Charge-offs	$—	$10	$39	$13	$—	$—	$—	$—	$62

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$15,147	$53,718	$58,776	$69,355	$57,310	$59,130	$—	$2,431	$315,867
Special Mention	—	—	1,795	—	—	20	—	—	1,815
Substandard	—	—	—	—	—	414	—	—	414
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,147	$53,718	$60,571	$69,355	$57,310	$59,564	$—	$2,431	$318,096
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$44,982	$68,442	$113,338	$101,216	$114,208	$120,576	$16,503	$64,832	$644,097
Special Mention	1,177	—	5,324	832	545	5,897	317	—	14,092
Substandard	—	—	—	—	785	242	—	—	1,027
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,159	$68,442	$118,662	$102,048	$115,538	$126,715	$16,820	$64,832	$659,216
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$50,179	$106,785	$139,026	$112,082	$144,363	$148,481	$16,337	$97,321	$814,574
Special Mention	—	—	—	4,000	4,171	17,592	—	—	25,763
Substandard	—	—	—	—	—	180	—	—	180
Doubtful	—	—	—	—	—	—	—	—	—
Total	$50,179	$106,785	$139,026	$116,082	$148,534	$166,253	$16,337	$97,321	$840,517
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,766	$41,171	$79,181	$56,993	$38,908	$41,422	$5,054	$36,949	$313,444
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$52,732	$105,616	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$243,796
Special Mention	—	325	—	—	—	—	—	—	325
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$52,732	$105,941	$63,117	$15,741	$1,689	$3,740	$1,161	$—	$244,121
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	to Term	Total

Commercial & industrial:
Risk Rating
Pass or not rated	$82,096	$77,333	$63,187	$48,621	$25,608	$25,286	$125,002	$4,722	$451,855
Special Mention	1,225	34	359	2,126	922	2,022	843	—	7,531
Substandard	—	81	73	2	—	333	26	344	859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$83,321	$77,448	$63,619	$50,749	$26,530	$27,641	$125,871	$5,066	$460,245
YTD Gross Charge-offs	—	$—	$27	$—	$—	$—	$—	$—	27

Lease financing receivables:
Risk Rating
Pass or not rated	$34,335	$34,370	$15,427	$5,759	$2,226	$451	$—	$—	$92,568
Special Mention	—	23	46	41	73	48	—	—	231
Substandard	—	115	360	30	—	—	—	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,335	$34,508	$15,833	$5,830	$2,299	$499	$—	$—	$93,304
YTD Gross Charge-offs	—	$45	$124	$—	$4	$32	$—	$—	205

Aircraft:
Risk Rating
Pass or not rated	$36,972	$71,706	$40,778	$35,652	$23,933	$16,380	$—	$—	$225,421
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	312	—	446	—	—	758
Doubtful	—	—	—	—	—	—	—	—	—
Total	$36,972	$71,706	$40,778	$35,964	$23,933	$16,826	$—	$—	$226,179
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$350,828	$—	$350,828
Special Mention	—	—	—	—	—	—	100	—	100
Substandard	—	—	—	—	—	—	2,513	—	2,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$353,441	$—	$353,441
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$64	$—	$64

Consumer:
Risk Rating
Pass or not rated	$5,156	$2,403	$240	$94	$19	$1,256	$18,426	$—	$27,594
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	556	—	—	—	—	7	—	—	563
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,712	$2,403	$240	$94	$19	$1,263	$18,426	$—	$28,157
YTD Gross Charge-offs	$828	$1,170	$2	$1	$—	$1	$1,103	$—	$3,105

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$550,760	$—	$550,760
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$190,794	$—	$—	$—	$—	$—	$—	$—	$190,794
YTD Gross Charge-offs	$23,534	$9,158	$—	$—	$—	$—	$—	$—	$32,692

RCS:
Risk Rating
Pass or not rated	$8,625	$9,954	$3,000	$295	$247	$47,383	$58,959	$—	$128,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	270	—	270
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,625	$9,954	$3,000	$295	$247	$47,383	$59,229	$—	$128,733
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,239	$—	$19,239

Grand Total:
Risk Rating
Pass or not rated	$614,658	$808,179	$757,773	$603,642	$558,960	$655,118	$1,143,030	$215,095	$5,356,455
Special Mention	2,402	382	7,524	6,999	5,794	29,922	1,260	—	54,283
Substandard	1,431	1,248	2,999	3,150	4,884	11,863	2,809	344	28,728
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$618,491	$809,809	$768,296	$613,791	$569,638	$696,903	$1,147,099	$215,439	$5,439,466
YTD Gross Charge-offs	$24,362	$10,383	$192	$14	$4	$33	$20,406	$—	$55,394

Both the Traditional Banking segment and the RCS segment of the Company have certain classes of loans that are considered to be subprime or near-prime strictly due to the credit score of the borrower at the time of origination.

Traditional Bank loans considered subprime totaled approximately $54 million and $51 million as of December 31, 2025 and 2024. Approximately $34 million and $34 million of the outstanding Traditional Bank subprime loan portfolio as of December 31, 2025 and 2024 were originated for CRA purposes. Management does not consider these loans to possess significantly higher credit risk due to other underwriting qualifications.

The RCS segment originates two short-term LOC products, with the second product introduced in January 2021. The Bank sells 90% or 95% of the balances maintained through these products within three business days of loan origination and retains a 5% or 10% interest. These products are unsecured and made to borrowers with subprime or near prime credit scores. The aggregate outstanding balance held for investment for these products totaled $39 million and $41 million as of December 31, 2025 and 2024.

Allowance for Credit Losses on Loans

The following tables present the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Years Ended December 31,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,849	$33	$(128)	$90	$10,844	$10,337	$450	$(62)	$124	$10,849
Nonowner-occupied	4,140	(598)	—	—	3,542	3,047	1,089	—	4	4,140
Commercial real estate*:
Owner-occupied*	7,319	(113)	—	1	7,207
Nonowner-occupied*	12,523	(836)	—	3	11,690
Multi-Family*	2,714	146	—	—	2,860
Total commercial real estate*	22,556	(803)	—	4	21,757	25,830	(3,611)	—	337	22,556
Construction & land development	8,227	(110)	—	—	8,117	6,060	2,167	—	—	8,227
Commercial & industrial	2,527	5,132	(262)	6	7,403	4,236	(1,686)	(27)	4	2,527
Lease financing receivables	1,117	(31)	(390)	22	718	1,061	179	(205)	82	1,117
Aircraft	565	(58)	—	—	507	625	(60)	—	—	565
Home equity	7,378	1,279	(56)	28	8,629	5,501	1,901	(64)	40	7,378
Consumer:
Credit cards	1,379	(333)	(155)	66	957	1,074	489	(256)	72	1,379
Overdrafts	724	1,044	(999)	202	971	694	647	(847)	230	724
Automobile loans	11	(11)	(3)	3	—	32	(46)	—	25	11
Other consumer	283	(59)	(40)	33	217	501	1,732	(2,002)	52	283
Total Traditional Banking	59,756	5,485	(2,033)	454	63,662	58,998	3,251	(3,463)	970	59,756
Warehouse lines of credit	1,374	508	—	—	1,882	847	527	—	—	1,374
Total Core Banking	61,130	5,993	(2,033)	454	65,544	59,845	3,778	(3,463)	970	61,130

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	9,793	9,349	(24,893)	6,047	296	3,929	29,886	(32,555)	8,533	9,793
Other TRS commercial & industrial loans	68	117	(165)	17	37	61	97	(137)	47	68
Republic Credit Solutions	20,987	16,138	(19,131)	1,481	19,475	18,295	20,625	(19,239)	1,306	20,987
Total Republic Processing Group	30,848	25,604	(44,189)	7,545	19,808	22,285	50,608	(51,931)	9,886	30,848

Total	$91,978	$31,597	$(46,222)	$7,999	$85,352	$82,130	$54,386	$(55,394)	$10,856	$91,978

* Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

	ACLL Roll-forward
	Year Ended December 31, 2023
	Beginning	CBank	Provision	Charge-		Ending
(in thousands)	Balance	Adjustment**	for Credit Loss	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$8,909	$—	$1,303	$(26)	$151	$10,337
Nonowner-occupied	2,831	—	213	—	3	3,047
Commercial real estate*:
Owner-occupied*
Nonowner-occupied*
Multi-Family*
Total commercial real estate*	23,739	—	1,997	—	94	25,830
Construction & land development	4,123	—	1,937	—	—	6,060
Commercial & industrial	3,976	—	137	—	123	4,236
Lease financing receivables	110	216	866	(141)	10	1,061
Aircraft	449	—	176	—	—	625
Home equity	4,628	—	872	(2)	3	5,501
Consumer:						—
Credit cards	996	—	176	(162)	64	1,074
Overdrafts	726	—	667	(896)	197	694
Automobile loans	87	—	(32)	(37)	14	32
Other consumer	135	—	386	(87)	67	501
Total Traditional Banking	50,709	216	8,698	(1,351)	726	58,998
Warehouse lines of credit	1,009	—	(162)	—	—	847
Total Core Banking	51,718	216	8,536	(1,351)	726	59,845

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	3,797	—	22,492	(25,823)	3,463	3,929
Other TRS commercial & industrial loans	91	—	67	(128)	31	61
Republic Credit Solutions	14,807	—	16,529	(13,912)	871	18,295
Total Republic Processing Group	18,695	—	39,088	(39,863)	4,365	22,285

Total	$70,413	$216	$47,624	$(41,214)	$5,091	$82,130

* Loan segments as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

** The net fair value adjustment to ACLL includes an estimate of lifetime credit losses for PCD loans.

During the first quarter of 2025, the Company further segmented its CRE portfolio into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family. The Company believes this additional portfolio segmentation will provide better granularity to the ACLL on a go-forward basis. Given the loss history for each of these portfolio segments over the past several years, this additional segmentation did not have a material impact to the Company’s ACLL as of December 31, 2025. This additional segmentation could have material impacts to the ACLL in the future, however, depending upon the overall credit performance of each of these individual portfolios on a go-forward basis.

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of December 31, 2025, was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2013 through 2025, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs a one-year forecast for unemployment and commercial vacancy rates within its ACLL model. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., loan modifications. During the second quarter of 2025, the Company implemented a minimum loan balance threshold, as a practical expedient, for assessing individual loans for impairment. This threshold applies to loans with a risk rating of Special Mention or worse. The application of this new practical expedient resulted in a $518,000 net credit to the Provision during the second quarter of 2025.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets and select credit quality ratios follows:

December 31, (dollars in thousands)	2025	2024

Loans on nonaccrual status*	$23,806	$22,619
Loans past due 90-days-or-more and still on accrual**	161	141
Total nonperforming loans	23,967	22,760
Other real estate owned	1,277	1,160
Total nonperforming assets	$25,244	$23,920

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.44%	0.42%
Nonperforming assets to total loans (including OREO)	0.46	0.44
Nonperforming assets to total assets	0.36	0.35

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.45%	0.44%
Nonperforming assets to total loans (including OREO)	0.47	0.46
Nonperforming assets to total assets	0.38	0.39

*Loans on nonaccrual status include collateral-dependent loans.

**Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by portfolio class:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
December 31, (in thousands)	2025	2024	2025	2024

Traditional Banking:
Residential real estate:
Owner-occupied	$18,894	$17,331	$—	$—
Nonowner-occupied	119	81	—	—
Commercial real estate:
Owner-occupied	377	424	—	—
Nonowner-occupied	—	799	—	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	344	860	—	—
Lease financing receivables	49	147	—	—
Aircraft	—	56	—	—
Home equity	3,727	2,359	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	5	—	—
Other consumer	296	557	—	—
Total Traditional Banking	23,806	22,619	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	23,806	22,619	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	161	141
Total Republic Processing Group	—	—	161	141

Total	$23,806	$22,619	$161	$141

Note: Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Year Ended
	As of December 31, 2025			December 31, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$18,894	$18,894	$1,270
Nonowner-occupied	—	119	119	28
Commercial real estate:
Owner-occupied	377	—	377	96
Nonowner-occupied	—	—	—	17
Multi-family	—	—	—	4
Construction & land development	—	—	—	—
Commercial & industrial	344	—	344	5
Lease financing receivables	—	49	49	—
Aircraft	—	—	—	—
Home equity	—	3,727	3,727	376
Consumer	—	296	296	12
Total	$721	$23,085	$23,806	$1,808

* Includes interest income for loans on nonaccrual loans as of the beginning of the period that were paid off during the period.

				Year Ended
	As of December 31, 2024			December 31, 2024
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$688	$16,643	$17,331	$1,207
Nonowner-occupied	25	56	81	15
Commercial real estate:
Owner-occupied	180	244	424	152
Nonowner-occupied	524	275	799	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	726	134	860	30
Lease financing receivables	—	147	147	—
Aircraft	—	56	56	—
Home equity	—	2,359	2,359	327
Consumer	562	—	562	132
Total	$2,705	$19,914	$22,619	$1,863

Note: Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by portfolio class:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,770	$2,140	$2,118	$9,028	$1,031,052	$1,040,080
Nonowner-occupied	—	—	—	—	283,246	283,246
Commercial real estate:
Owner-occupied	—	—	—	—	666,948	666,948
Nonowner-occupied	—	—	—	—	799,420	799,420
Multi-family	—	—	—	—	331,370	331,370
Construction & land development	—	—	—	—	238,455	238,455
Commercial & industrial	11	—	344	355	528,518	528,873
Lease financing receivables	4	—	49	53	20,470	20,523
Aircraft	—	—	—	—	203,120	203,120
Home equity	3,082	327	937	4,346	409,292	413,638
Consumer:
Credit cards	—	—	—	—	10,711	10,711
Overdrafts	67	52	4	123	848	971
Automobile loans	—	—	—	—	738	738
Other consumer	17	3	—	20	8,184	8,204
Total Traditional Banking	7,951	2,522	3,452	13,925	4,532,372	4,546,297
Warehouse lines of credit	—	—	—	—	754,090	754,090
Total Core Banking	7,951	2,522	3,452	13,925	5,286,462	5,300,387

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	12,924	12,924
Other TRS commercial & industrial loans	—	—	—	—	19,473	19,473
Republic Credit Solutions	6,947	1,830	161	8,938	104,607	113,545
Total Republic Processing Group	6,947	1,830	161	8,938	137,004	145,942

Total	$14,898	$4,352	$3,613	$22,863	$5,423,466	$5,446,329
Delinquency ratio***	0.27%	0.08%	0.07%	0.42%

*All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2024 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$2,320	$2,292	$2,403	$7,015	$1,025,444	$1,032,459
Nonowner-occupied	—	—	21	21	318,075	318,096
Commercial real estate:
Owner-occupied	—	—	244	244	658,972	659,216
Nonowner-occupied	—	275	—	275	840,242	840,517
Multi-family	—	—	—	—	313,444	313,444
Construction & land development	—	—	—	—	244,121	244,121
Commercial & industrial	104	15	785	904	459,341	460,245
Lease financing receivables	8	14	53	75	93,229	93,304
Aircraft	—	—	—	—	226,179	226,179
Home equity	714	204	478	1,396	352,045	353,441
Consumer:
Credit cards	25	3	—	28	16,436	16,464
Overdrafts	163	10	—	173	809	982
Automobile loans	11	—	—	11	1,145	1,156
Other consumer	41	1	1	43	9,512	9,555
Total Traditional Banking	3,386	2,814	3,985	10,185	4,558,994	4,569,179
Warehouse lines of credit	—	—	—	—	550,760	550,760
Total Core Banking	3,386	2,814	3,985	10,185	5,109,754	5,119,939

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	138,614	138,614
Other TRS commercial & industrial loans	—	—	—	—	52,180	52,180
Republic Credit Solutions	7,915	2,248	141	10,304	118,429	128,733
Total Republic Processing Group	7,915	2,248	141	10,304	309,223	319,527

Total	$11,301	$5,062	$4,126	$20,489	$5,418,977	$5,439,466
Delinquency ratio***	0.21%	0.09%	0.08%	0.38%

Note: Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

*All loans past due 90 days-or-more, excluding small-dollar consumer loans, were on nonaccrual status.

**Delinquent status may be determined by either the number of days past due or number of payments past due.

***Represents total loans 30-days-or-more past due divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class:

	December 31, 2025		December 31, 2024
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$19,343	$—	$23,116	$—
Nonowner-occupied	535	—	414	—
Commercial real estate:
Owner-occupied	8,296	—	149	—
Nonowner-occupied	—	—	1,061	—
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	859	—
Lease financing receivables	—	508	—	504
Aircraft	—	297	—	758
Home equity	3,659	—	2,513	—
Consumer	—	1	—	563
Total Traditional Banking	$31,833	$806	$28,112	$1,825

Note: Loan segments and risk categories as of December 31, 2024 changed from those defined in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as the CRE loan pool was further segmented into Owner-occupied CRE, Nonowner-occupied CRE, and Multi-family beginning in 2025.

Collateral-Dependent Loans and Loan Modifications

When management determines that a loan is collateral dependent and that foreclosure is probable, expected credit losses are measured using the fair value of the collateral as of the reporting date, adjusted for estimated selling costs, when applicable. Collateral-dependent loans are generally secured by real estate or personal property. If there is insufficient collateral value to secure the Company’s recorded investment in these loans, they are charged down to collateral value less estimated selling costs, when selling costs are applicable. Estimated selling costs range from 10% to 13%, with those percentages based on annual studies performed by the Company.

In accordance with the Bank’s charge-off policy, the Bank will charge off all, or the portion of, its recorded investment in a collateral-dependent loan when it concludes that the full amount of contractual principal and interest is not expected to be collected.

A loan modification occurs when, due to a borrower’s financial difficulties, the Bank grants a concession that it would not otherwise consider. Most modifications involve restructuring the loan’s original terms, including—depending on the borrower’s circumstances—a temporary payment reduction requiring only interest and escrow (if applicable), a reduction in the contractual interest rate, and/or an extension of the loan’s maturity date.

The ACLL incorporates an estimate of lifetime expected credit losses using historical loss information. The Company uses a static pool loss rate method to determine an estimate which is recorded for each asset upon origination. Occasionally, the Company has reason to modify certain terms of loans for borrowers experiencing financial distress by providing the following forms of relief: forgiveness of loan principal, extension of repayment terms, interest rate reduction or an other-than-insignificant payment delay. The Company may make any or all of these types of concessions as part of such modifications. Since an estimate for historical losses is already included as a component of the ACLL, a change to the ACLL is generally not recorded at the time of such modifications unless the loan is individually analyzed and the modification changes the specific reserve allocation. In the event forgiveness of principal is provided, the amount of the forgiveness is charged-off against the ACLL.

Accruing loans that are modified are evaluated for nonaccrual classification based on a current assessment of the borrower’s financial condition and their demonstrated ability and willingness to repay under the modified terms. Loans on nonaccrual status that are subsequently modified continue to remain on nonaccrual and are reported as nonperforming until the borrower demonstrates sustained repayment capacity in accordance with the modified terms.

Collateral-dependent loan modifications made during 2025 totaled $5 million and there were $33 million collateral-dependent loans outstanding on the Company’s balance sheet at December 31, 2025. During the second quarter of 2025, the Company modified two loans for borrowers experiencing financial difficulty with an amortized cost basis of $4 million. One CRE owner-occupied loan, with an amortized cost basis of $250,000, was extended three months. One CRE nonowner-occupied loan, with an amortized cost basis of $4 million, was extended 12 months. During the fourth quarter of 2025, the Company modified seven loans for borrowers experiencing financial difficulty with a total amortized cost basis of $13 million. Two CRE owner-occupied loans, with a total amortized cost basis of $5 million, were extended three months. One CRE nonowner-occupied loan, with an amortized cost basis of $380,000, was extended three months. One C&I loan, with an amortized cost basis of $25,000, was extended three months. One CRE owner-occupied loan, with an amortized cost basis of $7 million, was extended six months. One C&I loan, with an amortized cost basis of $47,000, was extended 12 months. One C&I loan, with an amortized cost basis of $200,000, received a 12 month forbearance. There were no other material modifications made to borrowers experiencing financial difficulty during 2025.

Collateral-dependent loan modifications made during 2024 totaled $885,000 and there were $30 million of collateral-dependent loans outstanding on the Company’s balance sheet at December 31, 2024.

During 2025 and 2024, there were no payment defaults by borrowers experiencing financial difficulty related to loans that were modified in the prior 12 months.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

December 31, (in thousands)	2025	2024

Residential real estate	$244	$—
Commercial real estate	1,033	1,160
Total other real estate owned	$1,277	$1,160

The following table presents the recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

December 31, (in thousands)	2025	2024

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,148	$1,562

Refund Advances

The Company’s TRS segment offered (i) for the 2026 Tax Season, its ERA product during December 2025 (ii) for the 2025 Tax Season, its RA product during the first two months of 2025 and its ERA product during December 2024 and (iii) for the 2024 Tax Season, its RA product during the first two months of 2024, and its ERA product during December 2023 and the first two weeks of 2024. Each year, all unpaid RAs, including ERAs, are charged-off at June 30th, and each quarter thereafter, any credits to the Provision for ERAs/RAs, are recorded as recoveries of previously charged-off accounts.

Information regarding RA activities follows:

	Years Ended
	December 31,
(dollars in thousands)	2025	2024	2023

Refund Advances originated	$675,480	$909,705	$840,162
Net charge (credit) to the Provision for RAs, including ERAs	9,349	29,886	22,492
Provision as a percentage of RAs originated, including ERAs	1.38%	3.29%	2.68%
Refund Advances net charge-offs	$18,846	$24,022	$22,360
Refund Advances net charge-offs to total Refund Advances originated	2.79%	2.64%	2.66%

Information regarding ERA activities follows:

	Years Ended
	December 31,
(dollars in thousands)	2025	2024	2025

Early Season Refund Advances originated in December	$12,924	$138,614	$103,115
Net charge to the December Provision for outstanding Early Season Refund Advances	296	9,793	3,931
December provision to total Early Season Refund Advances	2.29%	7.06%	3.81%

5.	PREMISES AND EQUIPMENT, NET

A summary of the cost and accumulated depreciation of premises and equipment follows:

December 31, (in thousands)	2025	2024

Land	$4,578	$4,578
Buildings and improvements	32,292	33,222
Furniture, fixtures and equipment	62,703	55,943
Leasehold improvements	27,768	25,824
Construction in progress	1,099	81
Total premises and equipment	128,440	119,648
Less: Accumulated depreciation and amortization	92,454	87,339
Premises and equipment, net	$35,986	$32,309

Depreciation expense related to premises and equipment follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Depreciation expense	$6,680	$6,911	$7,063

6.RIGHT-OF-USE ASSETS AND OPERATING LEASE LIABILITIES

The Company records the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee as operating lease liabilities. In addition to these operating lease liabilities, the Company records right-of-use assets for the underlying leased property.

As of December 31, 2025, the Company was under 47 separate and distinct operating lease contracts to lease the land and/or buildings for 41 of its offices, with 10 such operating leases contracted with a related party of the Company. As of December 31, 2025, payments on 24 of the Company’s operating leases were considered variable because such payments were adjustable based on periodic changes in the Consumer Price Index.

The Company recorded six third-party lease renewals during 2025 with a total right-of-use asset value of $1.3 million.

The Company recorded five third-party lease renewals during 2024 with a total right-of-use asset value of $2.2 million and recorded one existing related-party lease renewals during 2024 with a total right-of-use asset value of $5.3 million.

The following table presents information concerning the Company’s operating lease expense recorded as a noninterest expense within the category “Occupancy and equipment, net” for years ended December 31, 2025, 2024, and 2023:

Years Ended December 31, (in thousands)	2025	2024	2023

Operating lease expense:
Related Party:
Variable lease expense	$4,704	$4,611	$4,688
Fixed lease expense	104	191	233
Third-Party:
Variable lease expense	1,673	1,601	1,464
Fixed lease expense	1,607	1,538	1,566
Total operating lease expense	$8,088	$7,941	$7,951

Other information concerning operating leases:
Cash paid for amounts included in the measurement of operating lease liabilities	$7,196	$6,943	$6,901
Cash paid for variable rent payments not included in measurement of operating lease liabilities	603	603	603

The following table presents the weighted-average remaining term and weighted-average discount rate for the Company’s long-term operating leases:

December 31, (dollars in thousands)	2025	2024

Weighted average remaining term in years	6.60	7.32
Weighted average discount rate	2.82%	3.08%

The following table presents a maturity schedule of the Company’s operating lease liabilities based on undiscounted cash flows, and a reconciliation of those undiscounted cash flows to the operating lease liabilities recognized on the Company’s balance sheet as of December 31, 2025:

Year (in thousands)	Related Party	Third-Party	Total

2026	$4,216	$2,800	$7,016
2027	4,271	2,426	6,697
2028	4,149	1,676	5,825
2029	3,841	1,174	5,015
2030	3,086	525	3,611
Thereafter	5,464	2,792	8,256
Total undiscounted cash flows	$25,027	$11,393	$36,420
Discount applied to cash flows	(3,871)	(179)	(4,050)
Total discounted cash flows reported as operating lease liabilities	$21,156	$11,214	$32,370

7.GOODWILL AND CORE DEPOSIT INTANGIBLE ASSETS

A progression of the balance for goodwill follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Beginning of period	$40,516	$40,516	$16,300
Acquired goodwill	—	—	24,216
Impairment	—	—	—
End of period	$40,516	$40,516	$40,516

The goodwill balance relates entirely to the Company’s Traditional Banking segment and Core Banking operations.

At December 31, 2025, and December 31, 2024, the Company had $41 million in goodwill recorded on its balance sheet. Goodwill of $24 million was attributed to the 2023 CBank acquisition, while goodwill totaling $6 million and $10 million were attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. As of December 31, 2025 and 2024, the Company’s Core Banking reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting unit exceeded its fair value.

The Company recorded a $3 million CDI asset in association with its 2023 CBank acquisition. The gross carrying amount and life-to-date accumulated amortization of the CDI asset follow:

(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

December 31, 2025	$2,844	$(1,309)	$1,535

December 31, 2024	$2,844	$(887)	$1,957

Changes in the net carrying amount of the CDI asset follow:

Years Ended December 31, (in thousands)	2025	2024

Beginning of period	$1,957	$2,439
Added from acquisition	—	—
Amortized to expense	(422)	(482)
End of period	$1,535	$1,957

Aggregate CDI amortization expense follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Core deposit amortization expense	$422	$482	$405

Future CDI amortization expense is estimated as follows:

Years (dollars in thousands)	CDI

2026	371
2027	320
2028	269
2029	217
2030	166
2031	115
2032	77
Total future amortization expense	$1,535

8.	INTEREST RATE SWAPS

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

The following tables reflect information about swaps designated as cash flow hedges:

		December 31, 2025		December 31, 2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(2,674)	$100,000	$(647)

						December 31, 2025		December 31, 2024
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(2,674)	$100,000	$(647)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

Years Ended December 31, (in thousands)	2025	2024	2023

Interest rate swaps on FHLB advances	$(124)	$(514)	$—
Total interest (benefit) expense on swap transactions	$(124)	$(514)	$—

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

Years Ended December 31, (in thousands)	2025	2024	2023

Losses recognized in OCI on derivative (effective portion)	$(1,903)	$(133)	$—

Losses reclassified from OCI on derivative (effective portion)	(124)	(514)	—

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		2025		2024
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$196,667	$3,922	$103,707	$1,070
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	69,628	(2,399)	128,621	(5,518)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$266,295	$1,523	$232,328	$(4,448)

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	$69,628	$2,399	$128,621	$5,518
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	196,667	(3,922)	103,707	(1,070)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$266,295	$(1,523)	$232,328	$4,448

Total		$532,590	$—	$464,656	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of December 31, 2025 and December 31, 2024, the Bank’s counterparties had cash of $0 and $4 million pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $5 million and $0 pledged to its counterparties as of December 31, 2025 and December 31, 2024, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

9.	DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	2025	2024

Core Bank:
Demand	$1,128,255	$1,166,517
Money market	1,497,561	1,295,024
Savings	217,723	238,596
Reciprocal money market	224,731	212,033
Individual retirement accounts (1)	34,349	34,543
Time deposits, $250 and over (1)	156,283	129,593
Other certificates of deposit (1)	290,087	239,643
Reciprocal time deposits (1)	70,729	80,016
Wholesale brokered deposits (1)	87,420	87,285
Total Core Bank interest-bearing deposits	3,707,138	3,483,250
Total Core Bank noninterest-bearing deposits	1,102,041	1,123,208
Total Core Bank deposits	4,809,179	4,606,458

Republic Processing Group:
Wholesale brokered deposits (1)	12,734	199,964
Interest-bearing prepaid card deposits	286,841	296,921
Money market	22,973	22,647
Total RPG interest-bearing deposits	322,548	519,532

Noninterest-bearing prepaid card deposits	5,228	2,842
Other noninterest-bearing deposits	66,192	81,714
Total RPG noninterest-bearing deposits	71,420	84,556
Total RPG deposits	393,968	604,088

Total deposits	$5,203,147	$5,210,546
(1)	Represents time deposits.

As of December 31, 2025, the scheduled maturities and weighted-average rate of all time deposits, including brokered and reciprocal certificates of deposit, were as follows:

		Weighted
		Average
Years (dollars in thousands)	Principal	Rate

2026	$558,805	3.90%
2027	13,438	2.39
2028	36,042	2.49
2029	23,895	3.87
2030	19,422	3.88
Thereafter	—	—
Total	$651,602	3.79

10.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

As of December 31, 2025 and December 31,  2024, all SSUAR had overnight maturities. Information regarding SSUAR follows:

December 31, (dollars in thousands)	2025	2024

Outstanding balance at end of period	$88,504	$103,318
Weighted average interest rate at end of period	0.39%	0.53%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$130,940	$151,972
Total securities pledged	$130,940	$151,972

Years Ended December 31, (in thousands)	2025	2024	2023

Average outstanding balance during the period	$100,869	$101,680	$134,632
Weighted average interest rate during the period	0.50%	0.54%	0.43%
Maximum outstanding at any month end during the period	$345,645	$322,074	$311,035

11.	FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

December 31, (in thousands)	2025	2024

Overnight advances	$130,000	$25,000
Fixed interest rate advances	376,000	370,000
Total FHLB advances	$506,000	$395,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of December 31, 2025, and December 31, 2024, Republic had available borrowing capacity of $646 million and $755 million, respectively, from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of December 31, 2025, and December 31, 2024.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted-average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2026	$260,000	4.23%
2027	80,000	4.01
2028	160,000	4.39
2030	5,000	—
2031	1,000	—
Total	$506,000	4.19%

As more fully disclosed in the Footnote titled “Interest Rate Swaps” in this section of the report, the Bank elected to extend $100 million of FHLB advances during the second quarter of 2024 through a third-party. As a result of this swap, the Bank locked in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted-average cost of all advances, including the impact of any corresponding swaps, is 4.16%.

Information regarding overnight FHLB advances follows:

December 31, (dollars in thousands)	2025	2024

Outstanding balance at end of period	$130,000	$25,000
Weighted average interest rate at end of period	3.80%	4.45%

Years Ended December 31, (dollars in thousands)	2025	2024	2023

Average outstanding balance during the period	$37,644	$71,981	$197,185
Weighted average interest rate during the period	4.48%	5.47%	5.06%
Maximum outstanding at any month end during the period	$428,000	$760,000	$485,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

December 31, (in thousands)	2025	2024

First-lien, single family residential real estate	$1,136,838	$1,177,113
Home equity lines of credit	355,875	312,168
Multi-family commercial real estate	92,167	94,334
Commercial real estate	260,789	330,911

12.	OFF-BALANCE SHEET RISKS, COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to Extend Credit

The Company, in the normal course of business, is party to financial instruments with OBS risk. These financial instruments primarily include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Company pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Collateral from the client may be required based on the Company’s credit evaluation of the client and may include business assets of commercial clients, as well as personal property and real estate of individual clients or guarantors.

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments:

December 31, (in thousands)	2025	2024

Unused warehouse lines of credit	$436,909	$404,240
Unused home equity lines of credit	487,822	478,040
Unused loan commitments - other	1,203,211	1,093,990
Standby letters of credit	10,385	11,282
Total commitments	$2,138,327	$1,987,552

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

The following table presents a rollforward of the ACLC:

	ACLC Roll-forward
	Years Ended December 31,
	2025					2024
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$79	$(6)	$—	$—	$73	$116	$(37)	$—	$—	$79
Unused home equity lines of credit	183	6	—	—	189	55	128	—	—	183
Unused construction lines of credit	677	(92)	—	—	585	820	(143)	—	—	677
Unused RCS lines of credit	300	(70)	—	—	230	—	300	—	—	300
Unused loan commitments - other	251	122	—	—	373	349	(98)	—	—	251

Total	$1,490	$(40)	$—	$—	$1,450	$1,340	$150	$—	$—	$1,490

13.	STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL MATTERS

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of January1, 2026, RB&T could, without prior approval, declare dividends of approximately $179 million. Any payment of dividends in the future will depend, in large part, on the Company capital requirements, financial condition, results of operations and other factors considered relevant by the Company’s Board.

Regulatory Capital Requirements — The Parent Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Republic’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Parent Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain OBS items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

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

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2025

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,144,661	17.79%	$514,734	8.00%	NA	NA
Republic Bank & Trust Company	1,079,675	16.80	514,221	8.00	$643,417	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	1,064,167	16.54	289,538	4.50	NA	NA
Republic Bank & Trust Company	999,248	15.55	289,249	4.50	418,221	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	1,064,167	16.54	386,050	6.00	NA	NA
Republic Bank & Trust Company	999,248	15.55	385,666	6.00	514,734	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	1,064,167	15.11	280,780	4.00	NA	NA
Republic Bank & Trust Company	999,248	14.17	282,054	4.00	350,975	5.00

					Minimum Requirement
					to be Well Capitalized
			Minimum Requirement		Under Prompt
			for Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2024

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,042,149	16.98%	$490,967	8.00%	NA	NA
Republic Bank & Trust Company	989,800	16.14	490,567	8.00	$613,209	10.00%

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	965,243	15.73	276,169	4.50	NA	NA
Republic Bank & Trust Company	912,968	14.89	275,944	4.50	398,586	6.50

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	965,243	15.73	368,225	6.00	NA	NA
Republic Bank & Trust Company	912,968	14.89	367,925	6.00	490,567	8.00

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	965,243	14.07	274,384	4.00	NA	NA
Republic Bank & Trust Company	912,968	13.29	274,789	4.00	343,486	5.00

14.	FAIR VALUE

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

See the Footnote titled “Investment Securities” in this section of the report for additional discussion regarding the Bank’s private label MBS.

The Company acquired its TRUP investment in 2015 and considers the most recent bid price for the same instrument to approximate market value as of December 31, 2025. The Company’s TRUP investment is considered highly illiquid and also valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

Equity securities with a readily determinable fair value: The fair value of the Company’s Freddie Mac preferred stock is determined based on market prices of similar securities, as described above (Level 2 inputs).

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

Appraisals for collateral-dependent loans, impaired premises and OREO are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank. Once the appraisal is received, a member of the Bank’s CCAD reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources, such as recent market data or industry-wide statistics. On at least an annual basis, the Bank performs a back test of collateral appraisals by comparing actual selling prices on recent collateral sales to the most recent appraisal of such collateral. Back tests are performed for each collateral class, e.g., RRE or CRE, and may lead to additional adjustments to the value of unliquidated collateral of similar class.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below:

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,854	$258,521	$—	$293,375
Private label mortgage-backed security	—	—	1,439	1,439
Mortgage-backed securities - residential	—	567,909	—	567,909
Collateralized mortgage obligations	—	16,907	—	16,907
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,062	4,062
Total available-for-sale debt securities	$34,854	$844,338	$5,501	$884,693

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with a readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$7,516	$—	$7,516
Consumer loans held for sale	—	—	10,968	10,968
Rate lock commitments	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321

Financial liabilities:
Mandatory forward contracts	$—	$29	$—	$29
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	—	2,674	—	2,674

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,775	$304,311	$—	$389,086
Private label mortgage-backed security	—	—	1,550	1,550
Mortgage-backed securities - residential	—	168,233	—	168,233
Collateralized mortgage obligations	—	19,243	—	19,243
Corporate bonds	—	2,009	—	2,009
Trust preferred security	—	—	4,034	4,034
Total available-for-sale debt securities	$84,775	$493,796	$5,584	$584,155

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$693	$—	$693
Total equity securities with a readily determinable fair value	$—	$693	$—	$693

Mortgage loans held for sale	$—	$8,312	$—	$8,312
Consumer loans held for sale	—	—	5,443	5,443
Rate lock commitments	—	223	—	223
Mandatory forward contracts	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,588	—	6,588

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$6,588	$—	$6,588
Interest rate swap agreements on FHLB advances	—	647	—	647

All transfers between levels are generally recognized at the end of each quarter. There were no transfers into or out of Level 1, 2 or 3 assets during the years ended December 31, 2025 and 2024.

Private Label Mortgage-Backed Security

The following table presents a reconciliation of the Bank’s private label MBS measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$1,550	$1,773	$2,127
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	22	99	46
Realized pass through of actual loss	—	—	—
Principal paydowns	(133)	(322)	(400)
Balance, end of period	$1,439	$1,550	$1,773

The fair value of the Bank’s single private label MBS is supported by analysis prepared by an independent third-party. The third-party’s approach to determining fair value involved several steps: 1) detailed collateral analysis of the underlying mortgages, including consideration of geographic location, original loan-to-value, and the weighted-average FICO score of the borrowers; 2) collateral performance projections for each pool of mortgages underlying the security (PD, severity of default, and prepayment probabilities) and 3) discounted cash flow modeling.

The significant unobservable inputs in the fair value measurement of the Bank’s single private label MBS are prepayment rates, PD, and loss severity in the event of default. Significant fluctuations in any of those inputs in isolation would result in a significantly different fair value measurement.

Quantitative information about recurring Level 3 fair value measurement inputs for the Bank’s single private label MBS follows:

December 31, 2025 (dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,439	Discounted cash flow	(1) Constant prepayment rate	2.2% - 5.4%

			(2) Probability of default	0.8% - 6.9%

			(3) Loss severity	25%

(1) The bank owns one private label MBS; therefore, the range presented is equivalent to the weighted-average range.

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Range (1)

Private label mortgage-backed security	$1,550	Discounted cash flow	(1) Constant prepayment rate	1.5% - 2.6%

			(2) Probability of default	0.5% - 9.1%

			(3) Loss severity	25%

(1) The bank owns one private label MBS; therefore, the range presented is equivalent to the weighted-average range.

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Years Ended December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$4,034	$4,118	$3,855
Total gains or losses included in earnings:
Discount accretion	60	62	59
Net change in unrealized gain (loss)	(32)	(146)	204
Balance, end of period	$4,062	$4,034	$4,118

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans HFS. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2025, and December 31, 2024.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

December 31, (in thousands)	2025	2024

Aggregate fair value	$7,516	$8,312
Contractual balance	7,367	8,117
Unrealized gain	149	195

The total amount of net gains from changes in fair value included in earnings for mortgage loans HFS, at fair value, are presented in the following table:

Years Ended December 31, (in thousands)	2025	2024	2023

Interest income	$676	$627	$282
Change in fair value	(46)	136	22
Total included in earnings	$630	$763	$304

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of December 31, 2025, and December 31, 2024.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
December 31, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$10,968	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

	Fair	Valuation
December 31, 2024 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$5,443	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS, at fair value, were as follows:

December 31, (in thousands)	2025	2024

Aggregate fair value	$10,968	$5,443
Contractual balance	11,044	5,476
Unrealized loss	(76)	(33)

The total amount of net gains from changes in fair value included in earnings for consumer loans HFS, at fair value, follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Interest income	$6,872	$5,025	$4,242
Change in fair value	(43)	17	(22)
Total included in earnings	$6,829	$5,042	$4,220

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$412	$412
Nonowner-occupied	—	—	306	306
Commercial real estate:
Owner-occupied	—	—	1,260	1,260
Total collateral-dependent loans	$—	$—	$1,978	$1,978

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$328	$328
Commercial real estate:
Nonowner-occupied	—	—	949	$949
Total other real estate owned	$—	$—	$1,277	$1,277

	Fair Value Measurements at
	December 31, 2024 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$201	$201
Total collateral-dependent loans	$—	$—	$201	$201

Other real estate owned:
Commercial real estate
Nonowner-occupied	$—	$—	$1,160	$1,160
Total other real estate owned	$—	$—	$1,160	$1,160

* The difference between the carrying value and the fair value of collateral dependent or impaired loans measured at fair value is reconciled in a subsequent table of this Footnote.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$412	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - residential real estate nonowner occupied	$306	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - commercial real estate owner-occupied	$1,260	Appraisal	Appraisal discounts	13%-70% (27%)

Other real estate owned - residential real estate	$328	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - commercial real estate nonowner-occupied	$949	Appraisal	Appraisal discounts	65% (65%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2024 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$201	Appraisal	Appraisal discounts	3% (3%)

Other real estate owned - commercial real estate	$1,160	Appraisal	Appraisal discounts	57% (57%)

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

During the years ended December 31, 2025, and 2024, the Provision recorded for collateral-dependent loans was not material.

Other Real Estate Owned

OREO, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals or BPOs using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Detail of OREO carrying value and write downs follows:

December 31, (in thousands)	2025	2024	2023

Other real estate owned carried at fair value	$1,277	$1,160	$1,370
Total carrying value of other real estate owned	$1,277	$1,160	$1,370

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments follows:

		Fair Value Measurements at
		December 31, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$219,972	$219,972	$—	$—	$219,972
Available-for-sale debt securities	884,693	34,854	844,338	5,501	884,693
Held-to-maturity debt securities	4,944	—	4,929	—	4,929
Equity securities with a readily determinable fair values	945	—	945	—	945
Mortgage loans held for sale, at fair value	7,516	—	7,516	—	7,516
Consumer loans held for sale, at fair value	10,968	—	—	10,968	10,968
Consumer loans held for sale, at the lower of cost or fair value	17,027	—	—	17,124	17,124
Other loans held for sale, at the lower of cost or fair value	81,839	—	—	82,837	82,837
Loans, net	5,360,977	—	—	5,332,160	5,332,160
Federal Home Loan Bank stock	32,114	—	—	—	NA
Accrued interest receivable	22,291	—	22,291	—	22,291
Mortgage servicing rights	6,811	—	17,432	—	17,432
Rate lock commitments	279	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321

Liabilities:
Noninterest-bearing deposits	$1,173,461	$—	$1,173,461	$—	$1,173,461
Transaction deposits	3,378,084	—	3,378,084	—	3,378,084
Time deposits	651,602	—	652,942	—	652,942
Securities sold under agreements to repurchase and other short-term borrowings	88,504	—	88,504	—	88,504
Federal Home Loan Bank advances	506,000	—	508,892	—	508,892
Accrued interest payable	3,288	—	3,288	—	3,288
Mandatory forward contracts	29	—	29	—	29
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	2,674	—	2,674	—	2,674

		Fair Value Measurements at
		December 31, 2024:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$432,151	$432,151	$—	$—	$432,151
Available-for-sale debt securities	584,155	84,775	493,796	5,584	584,155
Held-to-maturity debt securities	10,778	—	10,735	—	10,735
Equity securities with a readily determinable fair values	693	—	693	—	693
Mortgage loans held for sale, at fair value	8,312	—	8,312	—	8,312
Consumer loans held for sale, at fair value	5,443	—	—	5,443	5,443
Consumer loans held for sale, at the lower of cost or fair value	18,632	—	—	18,714	18,714
Loans, net	5,347,488	—	—	5,209,571	5,209,571
Federal Home Loan Bank stock	24,478	—	—	—	NA
Accrued interest receivable	20,128	—	20,128	—	20,128
Mortgage servicing rights	6,975	—	17,159	—	17,159
Rate lock commitments	223	—	223	—	223
Mandatory forward contracts	70	—	70	—	70
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588

Liabilities:
Noninterest-bearing deposits	$1,207,764	$—	$1,207,764	$—	$1,207,764
Transaction deposits	3,231,738	—	3,231,738	—	3,231,738
Time deposits	771,044	—	773,415	—	773,415
Securities sold under agreements to repurchase and other short-term borrowings	103,318	—	103,318	—	103,318
Federal Home Loan Bank advances	395,000	—	395,814	—	395,814
Accrued interest payable	5,153	—	5,153	—	5,153
Interest rate swap agreements - Bank clients and institutional swap dealer	6,588	—	6,588	—	6,588
Interest rate swap agreements on FHLB advances	647	—	647	—	647

15.MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans HFS, at fair value, was as follows:

December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$8,312	$3,227	$1,302
Origination of mortgage loans held for sale	210,932	186,959	77,800
Transferred from held for investment to held for sale	—	68,173	—
Proceeds from the sale of mortgage loans held for sale	(217,653)	(253,922)	(77,928)
Net gain on mortgage loans held for sale	5,925	3,875	2,053
Balance, end of period	$7,516	$8,312	$3,227

Mortgage loans serviced for others, which are not reported as assets, were as follows:

December 31, (in thousands)	2025	2024

FHLMC	$764,492	$830,835
FNMA	450,787	448,488
FHLB	128,084	44,299
Total	$1,343,363	$1,323,622

Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and processing foreclosures. Custodial escrow account balances maintained in connection with serviced loans were approximately $8 million and $8 million as of December 31, 2025 and 2024.

Mortgage loans are sold to the FHLB under a LRA, which represents a recourse obligation of the FHLB for absorbing potential losses on loans sold to the FHLB and an asset to the Company. The funds withheld by the FHLB to settle these recourse obligations totaled $3 million and $1 million as of December 31, 2025 and 2024. In the event that the estimated losses are not realized within the portfolio, the LRA agreements provide for repayment of these funds to the Company. These receivables are recorded on the Company’s balance sheet at the present value of their expected future cash flows upon the establishment of the LRA and adjusted on a quarterly basis based on changes in interest rates and the projected future cash flows. As of the December 31, 2025 and 2024, the LRA had a carrying value on the Company’s balance sheet of $2 million and $572,000.

The following table presents the components of mortgage banking income:

Years Ended December 31, (in thousands)	2025	2024	2023

Net gain realized on sale of mortgage loans held for sale	$6,014	$4,624	$1,784
Fair value adjustment for correspondent loans reclassified to held for sale	—	(997)	—
Net change in fair value recognized on loans held for sale	(46)	136	22
Net change in fair value recognized on rate lock loan commitments	56	(20)	242
Net change in fair value recognized on forward contracts	(99)	132	5
Net gain recognized	5,925	3,875	2,053

Loan servicing income	3,307	3,290	3,370
Net amortization of mortgage servicing rights	(1,831)	(1,727)	(1,881)
Net servicing income recognized	1,476	1,563	1,489
Total mortgage banking income	$7,401	$5,438	$3,542

Activity for capitalized MSR’s was as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$6,975	$7,411	$8,770
Additions	1,667	1,291	522
Amortized to expense	(1,831)	(1,727)	(1,881)
Balance, end of period	$6,811	$6,975	$7,411

Activity in the valuation allowance for capitalized MSR’s follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Beginning valuation allowance	$—	$—	$—
Charge during the period	—	—	—
Ending valuation allowance	$—	$—	$—

Other information relating to MSR’s follows:

December 31, (dollars in thousands)	2025	2024

Fair value of mortgage servicing rights portfolio	$17,432	$17,159
Monthly weighted average prepayment rate of unpaid principal balance*	131%	125%
Discount rate	9.74%	10.25%
Weighted average foreclosure rate	0.09%	0.06%
Weighted average life in years	7.35	7.51

* Rates are applied to individual tranches with similar characteristics.

Estimated future amortization expense of the MSR portfolio (net of any applicable impairment charge) follows; however, actual amortization expense will be impacted by loan payoffs and changes in estimated lives that occur during each respective year:

December 31, (dollars in thousands)	(in thousands)

2026	$965
2027	965
2028	960
2029	946
2030	843
2031	693
Thereafter	1,439
Total	$6,811

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

Mandatory forward contracts also contain an element of risk in that the counterparties may be unable to meet the terms of such agreements. In the event the counterparties fail to deliver commitments or are unable to fulfill their obligations, the Bank could potentially incur significant additional costs by replacing the positions at then current market rates. The Bank manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management and the Board. The Bank does not expect any counterparty to default on their obligations and therefore, the Bank does not expect to incur any cost related to counterparty default.

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

The following table includes the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives:

	2025		2024
	Notional		Notional
December 31, (in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$7,367	$7,516	$8,117	$8,312

Included in other assets:
Rate lock loan commitments	$12,617	$279	$12,592	$223
Mandatory forward contracts	—	—	18,776	70

Included in other liabilities:
Mandatory forward contracts	$16,280	$29	$—	$—

16.	STOCK PLANS AND STOCK BASED COMPENSATION

In November 2024, the Company’s Board adopted the Republic Bancorp, Inc. 2025 Stock Incentive Plan (the “2025 Plan”), which replaced the 2015 Stock Incentive Plan. The number of authorized shares under the 2025 Plan was fixed at 3,000,000, with such number subject to adjustment in the event of certain events, such as stock dividends, stock splits, or the like. There is a minimum three-year vesting period for awards granted to employees under the 2025 Plan that vest based solely on the completion of a specified period of service, with options generally exercisable three to six years after the issue date. Stock options generally must be exercised within one year from the date the options become exercisable and have an exercise price that is at least equal to the fair market value of the Company’s stock on their grant date.

Outstanding awards under the 2015 Stock Incentive Plan (the “2015 Plan”) will generally continue in effect according to their terms and the shares with respect to outstanding awards under the 2015 Plan will be issued or transferred under the 2025 Plan and accounted for pursuant to the 2025 Plan.

All shares issued under the 2025 Plan were from authorized and reserved unissued shares. The Company has a sufficient number of authorized and reserved unissued shares to satisfy all anticipated option exercises. There are no Class B stock options outstanding or available for exercise under the Company’s plans.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on historical volatility of Republic’s common stock and other factors. Expected dividends are based on dividend trends and the market price of Republic’s common stock price at grant. Republic uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values.

The fair value of stock options granted was determined using the following weighted-average assumptions as of grant date:

Years Ended December 31,	2025	2024	2023

Risk-free interest rate	4.51%	4.02%	3.86%
Expected dividend yield	2.66	3.04	3.19
Expected stock price volatility	25.82	27.62	33.14
Expected life of options (in years)	4.4	3.5	3.5
Estimated fair value per share	$15.01	$9.64	$9.65

The following table summarizes stock option activity from January 1, 2024 through December 31, 2025:

			Weighted
		Weighted	Average
	Options	Average	Remaining	Aggregate
	Class A	Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Outstanding, January 1, 2024	460,650	$38.37
Granted	59,413	49.25
Exercised	(223,252)	36.24
Forfeited or expired	(20,930)	42.03
Outstanding, December 31, 2024	275,881	$42.15	2.2	$7,646,215

Outstanding, January 1, 2025	275,881	$42.15
Granted	45,002	67.71
Exercised	(131,646)	40.75
Forfeited or expired	(10,882)	58.94
Outstanding, December 31, 2025	178,355	$48.62	2.6	$3,633,491

Unvested	96,177	$56.32	4.2	$1,218,648
Exercisable (vested) at December 31, 2025	82,178	$39.60	0.8	$2,414,843

Information related to the stock options during each year follows:

Years Ended December 31, (in thousands, except per share data)	2025	2024	2023

Total intrinsic value of options exercised	$3,552	$4,453	$58
Total cash received from options exercised, net of shares redeemed	248	(638)	(2)
Total tax benefit of options exercised	51	53	1

Loan balances of employees that were originated solely to fund stock option exercises were as follows:

December 31, (in thousands)	2025	2024

Outstanding loans	$132	$72

Restricted Stock Awards

Restricted stock awards generally vest within three to six years after issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2025 Plan.

The following table summarizes all restricted stock activity from January 1, 2024 through December 31, 2025:

	Restricted	Weighted-Average	Weighted-Average
	Stock Awards	Grant Date	Remaining Contractual
	Class A Shares	Fair Value	Term (years)
Outstanding, January 1, 2024	87,066	$43.37
Granted	13,590	58.88
Forfeited	(3,400)	43.67
Earned and issued	(29,454)	45.25
Outstanding, December 31, 2024	67,802	$45.65	1.75

Outstanding, January 1, 2025	67,802	$45.65
Granted	17,552	58.25
Forfeited	(4,500)	44.22
Earned and issued	(11,929)	52.23
Outstanding, December 31, 2025	68,925	$47.81	1.25

Unvested	68,925	$47.81	1.25

The fair value of the restricted stock awards is based on the closing stock price on the date of grant with the associated expense amortized to compensation expense over the vesting period, generally three to six years. The total fair value of restricted shares that vested during 2025, 2024, and 2023 was approximately $808,000, $1.8 million, and $1.5 million.

Performance Stock Units

PSUs are earned within one year of issuance and vest within three years of issuance, with accelerated vesting due to “change in control” or “death or disability of a participant” as defined and outlined in the 2025 Plan.

The following table summarizes all PSU activity from January 1, 2024 through December 31, 2025:

	Performance
	Stock Units	Weighted-Average
	Class A Shares	Grant Date Fair Value
Outstanding, January 1, 2024	—	$—
Granted	8,854	49.25
Forfeited	—	—
Earned and issued	—	—
Outstanding, December 31, 2024	8,854	$49.25

Outstanding, January 1, 2025	8,854	$49.25
Granted	6,377	68.02
Forfeited	(9,543)	50.61
Earned and issued	—	—
Outstanding, December 31, 2025	5,688	$68.02

Expense Related to Stock Incentive Plans

The Company recorded expense related to stock incentive plans as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Stock option expense	$608	$653	$774
Restricted stock award expense	1,377	1,263	829
Performance stock unit expense	129	145	(281)
Total expense	$2,114	$2,061	$1,322

Unrecognized expenses related to unvested awards under stock incentive plans are estimated as follows:

	Stock	Restricted
Year (in thousands)	Options	Stock Awards	Total

2026	$367	$899	$1,266
2027	200	171	371
2028	5	13	18
2029	2	3	5
2030	—	—	—
Total	$574	$1,086	$1,660

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

DIRECTORS

Members of the Board may defer board and committee fees from two to five years, with each director participant retaining a nonforfeitable interest in his or her deferred compensation account. The following table presents information on director deferred compensation under the Plan for the periods presented:

	Outstanding	Weighted-Average	Weighted-Avg Remaining
	Stock	Market Price	Contractual Term
	Units	at Date of Deferral	Until Distribution (years)
Outstanding, January 1, 2024	113,403	$35.65
Deferred fees and dividend equivalents converted to stock units	12,726	55.68
Stock units converted to Class A Common Shares	(6,371)	36.77
Outstanding, December 31, 2024	119,758	$37.72	2.91

Outstanding, January 1, 2025	119,758	$37.72
Deferred fees and dividend equivalents converted to stock units	13,555	70.42
Stock units converted to Class A Common Shares	(10,872)	33.80
Outstanding, December 31, 2025	122,441	$41.69	2.40

Vested	122,441	$41.69	2.40

Director deferred compensation has been expensed as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Director deferred compensation expense	$961	$719	$777

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

	Outstanding	Weighted-Average	Weighted-Avg Remaining
	Stock	Market Price	Contractual Term
	Units	at Date of Deferral	Until Distribution (years)
Outstanding, January 1, 2024	96,258	$42.17
Deferred base salaries and dividend equivalents converted to stock units	8,412	56.88
Matching stock units credited	8,215	57.87
Matching stock units forfeited	(2,087)	43.70
Stock units converted to Class A Common Shares	(5,734)	46.34
Outstanding, December 31, 2024	105,064	$44.32	3.16

Outstanding, January 1, 2025	105,064	$44.32
Deferred base salaries and dividend equivalents converted to stock units	7,287	69.08
Matching stock units credited	7,088	69.02
Matching stock units forfeited	(6,965)	45.86
Stock units converted to Class A Common Shares	(10,298)	34.70
Outstanding, December 31, 2025	102,176	$48.66	2.67

Vested	76,420	$47.20	2.74
Unvested	25,756	$53.00	2.45

The following presents key-employee deferred compensation expense for the period presented:

Years Ended December 31, (in thousands)	2025	2024	2023

Key employee - base salary	$506	$493	$484
Key employee - employer match	139	385	250
Total	$645	$878	$734

Employee Stock Purchase Plan

On April 19, 2018, the shareholders of Republic approved the ESPP. Under the ESPP, participating employees may purchase shares of the Company’s Class A Common Stock through payroll withholdings at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period, or on the last trading day of each offering period. Participating employees were able to purchase the Company’s Class A Common Stock through the ESPP as follows: 85% of fair market value on the last day of the three-month offering periods ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025.

The following presents expense under the ESPP for the period presented:

Years Ended December 31, (in thousands)	2025	2024	2023

ESPP expense	$109	$117	$111

17.	BENEFIT PLANS

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

Republic may also contribute discretionary matching contributions in addition to the matching contributions if the Company achieves certain operating goals. Normal and discretionary contributions for each of the periods ended were as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Employer matching contributions	$3,446	$3,043	$3,136
Discretionary employer bonus matching contributions	—	—	—

Supplemental Executive Retirement Plan

In association with the Cornerstone Community Bank acquisition in 2016, the Company inherited a SERP. The SERP requires the Company to pay monthly benefits following retirement of the SERP’s four participants. The Company accrues the present value of such benefits monthly. The SERP liability was approximately $2 million as of December 31, 2025 and 2024. No expense was recorded related to the SERP for the years ended December 31, 2025, 2024, and 2023.

18.	INCOME TAXES

Allocation of federal and state income tax between current and deferred portion is as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Current expense:
Federal	$22,562	$24,962	$22,015
State	6,556	6,396	5,237

Deferred expense:
Federal	5,742	(4,232)	(3,329)
State	(468)	(794)	(1,084)
Total	$34,392	$26,332	$22,839

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	Year Ended
	December 31, 2025
Reconciliation Item (in thousands)	Amount	Percent

U.S. federal statutory tax expense	$34,799	21.00%
State and local income taxes, net of federal benefit (1)	5,112	3.08
Tax Credits
Low-income housing and historic tax credits	(3,891)	(2.35)
Other credits	(265)	(0.16)
Change in valuation allowance	173	0.10
Nontaxable or nondeductible items	(563)	(0.34)
Changes in unrecognized tax benefits	(454)	(0.27)
Other, net	(519)	(0.31)
Effective income tax expense	$34,392	20.75%
(1)	The Commonwealth of Kentucky comprises the majority (more than 50%) of total state and local income taxes.

Years Ended December 31,	2024	2023

Federal corporate tax rate	21.00%	21.00%
Effect of:
State taxes, net of federal benefit	3.47	2.90
Low-income housing and R&D tax credits	(3.12)	(2.67)
Nontaxable income	(1.03)	(1.38)
Tax benefit of vesting employee benefits	(0.11)	(0.06)
Other, net	0.41	0.38
Effective tax rate	20.62	20.17

For the year ended December 31, 2025, the Company made the following income tax payments, net of refunds received:

Jurisdiction (in thousands)	Cash Taxes Paid

Federal	$16,126
State and local taxes:
Kentucky	2,850
All other states	3,098
Total income taxes paid	$22,074

Year-end DTAs and DTLs were due to the following:

December 31, (in thousands)	2025	2024

Deferred tax assets:
Allowance for credit losses	$22,062	$22,944
Operating lease liabilities	8,367	9,261
Accrued expenses	7,982	7,306
Net operating loss carryforward(1)	833	1,012
Acquisition fair value adjustments	40	54
Other-than-temporary impairment	597	689
Fair value of cash flow hedges	676	162
R&D capitalization	490	5,923
Unrealized investment security losses	792	4,584
Other	2,646	2,303
Total deferred tax assets	44,485	54,238

Deferred tax liabilities:
Right of use assets - operating leases	(8,098)	(9,027)
Depreciation and amortization	(2,473)	(2,996)
Federal Home Loan Bank dividends	(778)	(751)
Deferred loan costs	(2,720)	(2,556)
Lease Financing Receivables	(2,629)	(2,802)
Mortgage servicing rights	(1,760)	(1,740)
Total deferred tax liabilities	(18,458)	(19,872)

Less: Valuation allowance	(213)	—
Net deferred tax asset	$25,814	$34,366
(1)	At December 31, 2025, the Company had federal and state net operating loss carryforwards (acquired in its 2016 Cornerstone Community Bank acquisition) of $3.7 million (federal) and $1.3 million (state). These carryforwards will begin to expire in 2030 for both federal and state purposes. The use of these federal and state carryforwards is each limited under Internal Revenue Code Section 382 to $722,000 annually for federal and $634,000 annually for state. Finally, the Company has state Alternative Minimum Tax credit carryforwards of $15,000 with no expiration date.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Balance, beginning of period	$2,799	$2,862	$2,866
Additions based on tax related to the current period	1,115	319	280
For the year ended December 31, 2025, the Company made the following income tax payments, net of refunds received:	—	2	36
Reductions for tax positions of prior years	(720)	—	—
Reductions due to the statute of limitations	(384)	(384)	(320)
Balance, end of period	$2,810	$2,799	$2,862

Of the 2025 total, $2.4 million represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

It is the Company’s policy to recognize interest and penalties as a component of income tax expense related to its unrecognized tax benefits. Amounts related to interest and penalties recorded in the income statements and accrued on the balance sheets follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Interest and penalties recorded in the income statement as a component of income tax expense	$(59)	$(68)	$314
Interest and penalties accrued on balance sheet	1,037	1,096	1,163

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by taxing authorities for all years prior to and including 2020. With a few exceptions, which are immaterial in the aggregate, the Company is no longer subject to state income tax examinations for all years prior to and including 2020.

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

19.	EARNINGS PER SHARE

The Company calculates EPS under the two-class method. Under the two-class method, earnings available to common shareholders for the period are allocated between Class A Common Stock and Class B Common Stock according to dividends declared (or accumulated) and participation rights in undistributed earnings. The difference in EPS between the two classes of common stock results from the 10% per share cash dividend premium paid on Class A Common Stock over that paid on Clas B Common Stock. For additional information, see the Footnote titled “Stockholders’ Equity and Regulatory Capital Matters” in this section of the report.

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the EPS and diluted EPS computations follows:

(in thousands, except per share data)	2025	2024	2023

Net income	$131,317	$101,371	$90,374
Dividends declared on Common Stock:
Class A Shares	(31,212)	(27,998)	(26,002)
Class B Shares	(3,524)	(3,182)	(2,933)
Undistributed net income for basic earnings per share	96,581	70,191	61,439
Weighted average potential dividends on Class A Shares upon exercise of dilutive options	(117)	(140)	(92)
Undistributed net income for diluted earnings per share	$96,464	$70,051	$61,347

Weighted average shares outstanding:
Class A Shares	17,595	17,499	17,634
Class B Shares	2,149	2,151	2,158
Effect of dilutive securities on Class A Shares outstanding	65	86	61
Weighted average shares outstanding including dilutive securities	19,809	19,736	19,853

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.80	$1.63	$1.50
Undistributed earnings per share*	4.94	3.61	3.14
Total basic earnings per share - Class A Common Stock	$6.74	$5.24	$4.64

Class B Common Stock:
Per share dividends distributed	$1.64	$1.48	$1.36
Undistributed earnings per share*	4.49	3.28	2.85
Total basic earnings per share - Class B Common Stock	$6.13	$4.76	$4.21

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$1.80	$1.63	$1.50
Undistributed earnings per share*	4.92	3.58	3.12
Total diluted earnings per share - Class A Common Stock	$6.72	$5.21	$4.62

Class B Common Stock:
Per share dividends distributed	$1.64	$1.48	$1.36
Undistributed earnings per share*	4.47	3.26	2.84
Total diluted earnings per share - Class B Common Stock	$6.11	$4.74	$4.20

*To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted-average shares for each class.

Stock options excluded from the detailed earnings per share calculation because their impact was antidilutive are as follows:

	2025	2024	2023

Antidilutive stock options	38,422	—	149,169
Average antidilutive stock options	36,540	—	145,809

20.	TRANSACTIONS WITH RELATED PARTIES AND THEIR AFFILIATES

Republic leases office facilities under operating leases from limited liability companies in which Republic’s Executive Chair/CEO and Vice Chair are partners. Rent expense and obligations under these leases are presented under the Footnote titled “Right-Of-Use Assets and Operating Lease Liabilities,” in this section of the report.

Loans made to executive officers and directors of Republic and their related interests during 2025 were as follows:

(in thousands)

Beginning balance	$10,595
Effect of changes in composition of related parties	(552)
New loans	538
Repayments	(1,616)
Ending balance	$8,965

Deposits from executive officers, directors, and their affiliates totaled $83 million and $59 million as of December 31, 2025 and 2024.

By an agreement dated December 14, 1989, as amended August 8, 1994, the Company entered into a split-dollar insurance agreement with a trust established by the Company’s deceased former Chair, Bernard M. Trager. Pursuant to the agreement, from 1989 through 2002 the Company paid $690,000 in total annual premiums on the insurance policies held in the trust. The policies are joint-life policies payable upon the death of Mrs. Jean Trager, as the survivor of her husband Bernard M. Trager. The cash surrender value of the policies was approximately $2 million as of December 31, 2025 and 2024.

Pursuant to the terms of the trust, the beneficiaries of the trust will each receive the proceeds of the policies after the repayment of any unreimbursed portion of the $690,000 annual premiums paid by the Company. The unreimbursed portion constitutes indebtedness from the trust to the Company and is secured by a collateral assignment of the policies. As of December 31, 2025 and 2024, the unreimbursed portion was $0 and $40,000, and the net death benefit under the policies was approximately $5 million. Upon the termination of the agreement, whether by the death of Mrs. Trager or earlier cancellation, the Company is entitled to be repaid by the trust the amount of indebtedness outstanding at that time.

21.	OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

Years Ended December 31, (in thousands)	2025	2024	2023

Available-for-Sale Debt Securities:
Unrealized gain on AFS debt securities	$15,147	$8,874	$15,426
Income tax expense related to items of other comprehensive income	(3,791)	(2,219)	(3,855)
Net of tax	11,356	6,655	11,571

Derivatives:
Change in fair value of derivatives	(1,903)	(133)	—
Reclassification amount for net derivative losses realized in income	(124)	(514)	—
Net losses	(2,027)	(647)	—
Tax effect	507	162	—
Net of tax	(1,520)	(485)	—

Total other comprehensive income components, net of tax	$9,836	$6,170	$11,571

Amounts reclassified out of each component of AOCI follows:

	Amounts Reclassified From
	Accumulated Other
	Comprehensive Income (Loss)
Years Ended December 31, (in thousands)	2025	2024	2023

Derivatives:
Interest rate swaps on FHLB advances	$(124)	$(514)	$—
Tax effect	31	129	—
Net of tax	$(93)	$(385)	$—

The following is a summary of the AOCI balances, net of tax:

		2025
(in thousands)	December 31, 2024	Change	December 31, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$11,356	$(2,397)
Unrealized loss on derivatives	(485)	(1,520)	(2,005)
Total unrealized gain (loss)	$(14,238)	$9,836	$(4,402)

		2024
(in thousands)	December 31, 2023	Change	December 31, 2024

Unrealized gain (loss) on AFS debt securities	$(20,408)	$6,655	$(13,753)
Unrealized gain (loss) on derivatives	—	(485)	(485)
Total unrealized gain (loss)	$(20,408)	$6,170	$(14,238)

22.	PARENT COMPANY CONDENSED FINANCIAL INFORMATION

BALANCE SHEETS

December 31, (in thousands)	2025	2024

Assets:

Cash and cash equivalents	$68,486	$54,132
Securities available for sale	4,062	4,831
Investment in bank subsidiary	1,037,176	939,517
Other assets	2,922	2,829

Total assets	$1,112,646	$1,001,309

Liabilities and Stockholders’ Equity:

Other liabilities	10,353	9,280
Stockholders’ equity	1,102,293	992,029

Total liabilities and stockholders’ equity	$1,112,646	$1,001,309

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended December 31, (in thousands)	2025	2024	2023

Income and expenses:

Dividends from subsidiary	$48,000	$48,000	$48,000
Interest income	395	502	429
Other income	53	(9)	(37)
Less: Other expenses	1,191	920	1,097

Income before income tax benefit	47,257	47,573	47,295
Income tax benefit	212	99	166

Income before equity in undistributed net income of subsidiaries	47,469	47,672	47,461
Equity in undistributed net income of subsidiaries	83,848	53,699	42,913

Net income	$131,317	$101,371	$90,374

Comprehensive income	$141,153	$107,541	$101,945

STATEMENTS OF CASH FLOWS

Years Ended December 31, (in thousands)	2025	2024	2023

Operating activities:

Net income	$131,317	$101,371	$90,374
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment securities	(62)	(71)	(59)
Equity in undistributed net income of subsidiaries	(83,848)	(53,699)	(42,913)
Director deferred compensation	555	297	769
Change in other assets	114	477	(1,639)
Change in other liabilities	(46)	(1,196)	3,973
Net cash provided by operating activities	48,030	47,179	50,505

Investing activities:

Proceeds from maturities of available-for-sale debt securities	—	1,000	—
Investment in venture capital fund	—	(681)	(532)
Investment in subsidiary bank	(620)	(672)	(627)
Net cash used in investing activities	(620)	(353)	(1,159)

Financing activities:

Common Stock repurchases	(72)	—	(20,279)
Net proceeds from Class A Common Stock purchased through the ESPP	620	672	627
Net proceeds from Common Stock options exercised and equity awards	248	(638)	(2)
Cash dividends paid	(33,852)	(30,506)	(28,350)
Net cash used in financing activities	(33,056)	(30,472)	(48,004)

Net change in cash and cash equivalents	14,354	16,354	1,342

Cash and cash equivalents at beginning of period	54,132	37,778	36,436

Cash and cash equivalents at end of period	$68,486	$54,132	$37,778

23. REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Year Ended December 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$226,608	$14,620	$241,228	$30,489	$13,810	$49,143	$93,442	$334,670

Noninterest income:
Service charges on deposit accounts	14,351	83	14,434	—	—	2	2	14,436
Net refund transfer fees	—	—	—	17,685	—	—	17,685	17,685
Mortgage banking income (1)	7,401	—	7,401	—	—	—	—	7,401
Interchange fee income	12,084	—	12,084	103	3	1	107	12,191
Program fees (1)	—	—	—	—	2,948	14,657	17,605	17,605
Increase in cash surrender value of BOLI (1)	3,596	—	3,596	—	—	—	—	3,596
Net losses on other real estate owned	(211)	—	(211)	—	—	—	—	(211)
Gain on sale of Visa Class B-1 Shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	5,721	—	5,721	162	149	—	311	6,032
Total noninterest income	47,032	83	47,115	17,950	3,100	14,660	35,710	82,825

Total net revenue	$273,640	$14,703	$288,343	$48,439	$16,910	$63,803	$129,152	$417,495

Net-revenue concentration (2)	65%	4%	69%	12%	4%	15%	31%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Years Ended December 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$203,139	$12,469	$215,608	$34,420	$11,811	$50,315	$96,546	$312,154

Noninterest income:
Service charges on deposit accounts	14,120	62	14,182	—	1	3	4	14,186
Net refund transfer fees	—	—	—	15,356	—	—	15,356	15,356
Mortgage banking income (1)	5,438	—	5,438	—	—	—	—	5,438
Interchange fee income	12,855	—	12,855	108	3	1	112	12,967
Program fees (1)	—	—	—	—	3,121	14,697	17,818	17,818
Increase in cash surrender value of BOLI (1)	3,208	—	3,208	—	—	—	—	3,208
Net losses on other real estate owned	(206)	—	(206)	—	—	—	—	(206)
Other	3,664	—	3,664	72	147	—	219	3,883
Total noninterest income	39,079	62	39,141	15,536	3,272	14,701	33,509	72,650

Total net revenue	$242,218	$12,531	$254,749	$49,956	$15,083	$65,016	$130,055	$384,804

Net-revenue concentration (2)	63%	3%	66%	13%	4%	17%	34%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Year Ended December 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$194,798	$9,447	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Noninterest income:
Service charges on deposit accounts	13,810	44	13,854	—	—	1	1	13,855
Net refund transfer fees	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income (1)	3,542	—	3,542	—	—	—	—	3,542
Interchange fee income	12,926	—	12,926	126	4	1	131	13,057
Program fees (1)	—	—	—	—	2,827	12,755	15,582	15,582
Increase in cash surrender value of BOLI (1)	2,719	—	2,719	—	—	—	—	2,719
Net losses on other real estate owned	(211)	—	(211)	—	—	—	—	(211)
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other	4,987	—	4,987	215	154	81	450	5,437
Total noninterest income	39,501	44	39,545	16,089	2,985	12,838	31,912	71,457

Total net revenue	$234,299	$9,491	$243,790	$45,646	$18,714	$52,085	$116,445	$360,235

Net-revenue concentration (2)	65%	3%	68%	13%	5%	14%	32%	100%

(1)	This revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Reportable segments are determined by the type of products and services offered and the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar. The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of December 31, 2025, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The nature of segment operations and the primary drivers of net revenue by reportable segment are provided below:

Reportable Segment:	Nature of Operations:	Primary Drivers of Net Revenue:

Core Banking:

Traditional Banking	Provides traditional banking products to clients in its market footprint via its banking center network and to clients outside of its market footprint primarily via its digital delivery channels.	Net interest income

Warehouse Lending	Provides short-term, revolving credit facilities to mortgage bankers across the U.S.	Net interest income

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

The Company adopted ASU 2023-07 in 2024 retrospectively. Segment information for the years ended December 31, 2025, 2024, and 2023 follows:

	Year Ended December 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$226,608	$14,620	$241,228	$30,489	$13,810	$49,143	$93,442	$334,670

Provision for expected credit loss expense	5,485	508	5,993	9,466	—	16,138	25,604	31,597

Net refund transfer fees	—	—	—	17,685	—	—	17,685	17,685
Mortgage banking income	7,401	—	7,401	—	—	—	—	7,401
Program fees	—	—	—	—	2,948	14,657	17,605	17,605
Gain on sale of Visa Class B-1 shares	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income (1)	35,541	83	35,624	265	152	3	420	36,044
Total noninterest income	47,032	83	47,115	17,950	3,100	14,660	35,710	82,825

Salaries and employee benefits	107,441	2,899	110,340	8,081	3,924	4,715	16,720	127,060
Technology, Equipment, and Communication	29,949	172	30,121	495	89	3,913	4,497	34,618
Occupancy	13,764	126	13,890	245	20	20	285	14,175
Marketing and development	4,619	—	4,619	268	34	2,799	3,101	7,720
Core conversion and contract consulting fees	6,213	—	6,213	—	—	—	—	6,213
Other noninterest expense (2)	27,094	571	27,665	1,776	570	392	2,738	30,403
Total noninterest expense	189,080	3,768	192,848	10,865	4,637	11,839	27,341	220,189

Income (loss) before income tax expense	79,075	10,427	89,502	28,108	12,273	35,826	76,207	165,709
Income tax expense (benefit)	15,395	2,350	17,745	6,116	2,678	7,853	16,647	34,392

Net income (loss)	$63,680	$8,077	$71,757	$21,992	$9,595	$27,973	$59,560	$131,317

Period-end assets	$5,817,278	$754,564	$6,571,842	$32,165	$314,814	$123,240	$470,219	$7,042,061

Period-end loans	$4,546,297	$754,090	$5,300,387	$32,397	$—	$113,545	$145,942	$5,446,329

Period-end deposits	$4,764,303	$44,876	$4,809,179	$20,461	$314,814	$58,693	$393,968	$5,203,147

Net interest margin	3.88%	2.63%	3.77%	NM	NM	NM	NM	5.05%

Net-revenue concentration*	65%	4%	69%	12%	4%	15%	31%	100%

	Year Ended December 31, 2024
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$203,139	$12,469	$215,608	$34,420	$11,811	$50,315	$96,546	$312,154

Provision for expected credit loss expense	3,241	527	3,768	29,983	—	20,625	50,608	54,376

Net refund transfer fees	—	—	—	15,356	—	—	15,356	15,356
Mortgage banking income	5,438	—	5,438	—	—	—	—	5,438
Program fees	—	—	—	—	3,121	14,697	17,818	17,818
Death benefits in excess of cash surrender value of life insurance	—	—	—	—	—	—	—	—
Gain on sale of Visa Class B-1 shares	—	—	—	—	—	—	—	—
Other noninterest income (1)	33,641	62	33,703	180	151	4	335	34,038
Total noninterest income	39,079	62	39,141	15,536	3,272	14,701	33,509	72,650

Salaries and employee benefits	100,298	2,845	103,143	7,785	3,267	4,455	15,507	118,650
Technology, Equipment, and Communication	26,467	145	26,612	430	4	3,644	4,078	30,690
Occupancy	13,387	71	13,458	342	28	28	398	13,856
Marketing and development	3,617	—	3,617	398	95	5,329	5,822	9,439
Other noninterest expense (2)	25,529	550	26,079	2,650	707	654	4,011	30,090
Total noninterest expense	169,298	3,611	172,909	11,605	4,101	14,110	29,816	202,725

Income before income tax expense	69,679	8,393	78,072	8,368	10,982	30,281	49,631	127,703
Income tax expense	13,306	1,892	15,198	1,970	2,427	6,737	11,134	26,332

Net income	$56,373	$6,501	$62,874	$6,398	$8,555	$23,544	$38,497	$101,371

Period-end assets	$5,608,110	$551,747	$6,159,857	$217,662	$335,369	$133,779	$686,810	$6,846,667

Period-end loans	$4,569,179	$550,760	$5,119,939	$190,794	$—	$128,733	$319,527	$5,439,466

Period-end deposits	$4,572,044	$34,414	$4,606,458	$216,998	$334,989	$52,101	$604,088	$5,210,546

Net interest margin	3.55%	2.65%	3.48%	NM	NM	NM	NM	4.85%

Net-revenue concentration*	63%	3%	66%	13%	4%	17%	34%	100%

	Year Ended December 31, 2023
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$194,798	$9,447	$204,245	$29,557	$15,729	$39,247	$84,533	$288,778

Provision for expected credit loss expense	8,698	(162)	8,536	22,559	—	16,529	39,088	47,624

Net refund transfer fees	—	—	—	15,748	—	—	15,748	15,748
Mortgage banking income	3,542	—	3,542	—	—	—	—	3,542
Program fees	—	—	—	—	2,827	12,755	15,582	15,582
Death benefits in excess of cash surrender value of life insurance	1,728	—	1,728	—	—	—	—	1,728
Other noninterest income (1)	34,231	44	34,275	341	158	83	582	34,857
Total noninterest income	39,501	44	39,545	16,089	2,985	12,838	31,912	71,457

Salaries and employee benefits	97,522	2,924	100,446	8,011	3,070	4,342	15,423	115,869
Technology, Equipment, and Communication	26,393	87	26,480	406	12	2,209	2,627	29,107
Occupancy	13,523	68	13,591	326	25	25	376	13,967
Marketing and development	3,193	—	3,193	523	1	4,729	5,253	8,446
Other noninterest expense (2)	27,489	468	27,957	2,769	602	681	4,052	32,009
Total noninterest expense	168,120	3,547	171,667	12,035	3,710	11,986	27,731	199,398

Income before income tax expense	57,481	6,106	63,587	11,052	15,004	23,570	49,626	113,213
Income tax expense	10,766	1,365	12,131	2,196	3,307	5,205	10,708	22,839
Net income	$46,715	$4,741	$51,456	$8,856	$11,697	$18,365	$38,918	$90,374

Period-end assets	$5,519,632	$340,224	$5,859,856	$228,738	$366,117	$140,180	$735,035	$6,594,891

Period-end loans	$4,618,569	$339,723	$4,958,292	$149,207	$—	$132,362	$281,569	$5,239,861

Period-end deposits	$4,362,959	$34,048	$4,397,007	$228,371	$366,118	$61,667	$656,156	$5,053,163

Net interest margin	3.70%	2.38	3.61%	NM	NM	NM	NM	4.91%

Net-revenue concentration*	65%	3%	68%	13%	5%	14%	32%	100%

*Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

(1) Other noninterest income includes Service charges on deposit accounts, Interchange fee income, Increase in cash surrender value of BOLI, Net losses on other real estate owned, and Other noninterest income.

(2) Other noninterest expense includes FDIC insurance expense, Interchange related expense, Legal and professional fees, Merger expense, and Other noninterest expense.

25.	LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

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

The following table summarizes the tax credits and benefits of the losses recognized related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		December 31, 2025		December 31, 2024
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$96,236	$42,976	$72,415	$54,797
Life-to-date amortization		(30,262)	NA	(21,899)	NA
Low-income housing tax credit - Net		$65,974	$42,976	$50,516	$54,797
(1)	All obligations to be paid by the Company by December 31, 2038.
(2)	All obligations to be paid by the Company by December 31, 2039.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments for the years ended December 31, 2025, 2024 and 2023, respectively:

	Years Ended December 31,

(in thousands)	2025	2024	2023

Amortization expense	$8,363	$5,995	$5,313
Tax credits recognized	(12,254)	(9,440)	(7,666)

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of its CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Company’s CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Executive Chair/CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). Based on our evaluation under the COSO 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forvis Mazars LLP, an independent registered public accounting firm, has audited the 2025 Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an attestation report, included in Item 8. “Financial Statement and Supplemental Data,” on the effectiveness of our internal control over financial reporting.

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

As previously disclosed, the Company determined that two other material weaknesses identified as of December 31, 2022, were remediated as of December 31, 2023.

With respect to the material weakness related to new product implementation within RPG, the Company took measures to remediate this material weakness during 2023. The Company, however, did not offer any new material third-party products within the RPG group during 2024 or 2023, and as such, management was unable to test its enhanced policies and procedures for new product implementation. During 2025, the Company was able to successfully test these remediation efforts. As a result of this testing, management concluded that its internal controls over financial reporting related to new product implementation within RPG were adequate, and as such, the material weakness identified as of December 31, 2022 related to new product implementations within RPG has been remediated as of December 31, 2025.

Item 9B. Other Information.

Adoption or Termination of Trading Arrangements by Directors and Executive Officers

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item appears under the headings “PROPOSAL ONE: ELECTION OF DIRECTORS,” “DELINQUENT SECTION 16(A) REPORTS” and “THE BOARD OF DIRECTORS AND ITS COMMITTEES” of the Proxy Statement of Republic for the 2026 Annual Meeting of Shareholders (“Proxy Statement”) to be held April 23, 2026, all of which is incorporated herein by reference.

Set forth below is certain information with respect to the Company’s executive officers:

Name	Age	Position with the Company

Christy Ames	53	Secretary of the Company; EVP of RB&T
Juan Montano	56	EVP of RB&T
Scott Nardi	52	EVP of RB&T
William R. Nelson	62	President of RB&T's Republic Processing Group
Logan Pichel	61	Director of the Company and RB&T; President and CEO of RB&T
Anthony T. Powell	58	EVP of RB&T
Kevin Sipes	54	EVP, CFO, and Chief Accounting Officer of the Company and RB&T
Jeff Starke	48	EVP of RB&T
A. Scott Trager	73	Vice Chair and President of the Company; Director of the Company and RB&T
Steven E. Trager	65	Executive Chair and CEO of the Company; Executive Chair of RB&T
Andrew Trager-Kusman	39	Director of the Company and RB&T; SVP of RB&T
Cheryl VanAllen	45	EVP of RB&T

Executive officers of the Company are elected by the Board and serve at the pleasure of the Board. Steven E. Trager and A. Scott Trager are cousins. Steven E. Trager is Andrew Trager-Kusman’s uncle.

Christy Ames joined the Company in 2018 as the Bank’s SVP, General Counsel. She also serves as the Secretary for the Bank and the Company. She has represented financial institutions for over 20 years, most recently serving as a member at Stites & Harbison, PLLC and Chair of the firm’s Financial Institution Litigation Sub Group and as General Counsel for First Residential Mortgage Network, Inc. d/b/a SurePoint Lending. In January 2022, she was named an EVP of the Bank.

Juan Montano has served as the Bank’s EVP and Chief Mortgage Banking Officer since 2018. He previously served as SVP and Managing Director of Mortgage Lending from 2015 to 2018. He joined the Company in 2009 as SVP and Managing Director of Finance.

Scott Nardi was promoted to EVP and Chief Risk & Compliance Officer of the Bank in 2025, leading the Compliance, Risk, BSA, Fraud, and Security functions. He has served as the Chief Compliance Officer of RB&T since 2018. He has over 20 years of financial services legal and compliance experience, including prior roles at Skadden and Goodwin, SunTrust Bank and EverBank.

William R. Nelson has served as President of RPG since 2007. He previously served as Director of Relationship Management of HSBC, Taxpayer Financial Services, in 2004 and was promoted to Group Director — Independent Program in 2006 through 2007. He previously served as Director of Sales, Marketing and Customer Service with the Bank from 1999 through 2004.

Logan Pichel was appointed CEO of the Bank effective October 1, 2021 and was elected to the boards of the Company and the Bank in September 2021. He joined the Company in June 2020 as the Bank’s President and has over 25 years in the banking industry. Prior to joining the Company, he served from 2005 to 2020 at Regions Bank, most recently as their EVP, Head of Corporate Development and Financial Planning & Analysis and Mergers and Acquisitions.

Anthony T. Powell joined the Company in 1999 as VP. In 2001, he was promoted to SVP and Senior Commercial Lending Officer. In 2005, he was promoted to SVP and Managing Director of Business Lending. In 2015, he assumed responsibility for the Retail Banking division of the Company and was named SVP and Chief Credit and Retail Officer. In January 2017, he was named EVP and CLO.

Kevin Sipes joined the Company in 1995 and has served as EVP and Treasurer of Republic and the Company since 2002 and CFO of Republic and the Company since 2000. He began serving as Chief Accounting Officer of the Company in 2000.

Jeff Starke joined the Company in 2021 as the Bank’s EVP, Chief Information Officer and became the Bank’s Chief Information and Operating Officer in 2024. Prior to joining the Company, he served from 2010 to 2021 at Bank OZK, most recently as Chief Technology Officer and Chair of the Information Systems Steering Committee. He has held various technological and operational roles in the financial services vertical for over 20 years.

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

Andrew Trager-Kusman has served as the Bank’s Chief Strategy Officer since 2021. He previously served as Managing Director of Corporate Strategies for the Bank since 2016. He was named a Director of Republic in 2019 and a SVP of the Bank in 2020.

Cheryl VanAllen joined the Company in 2024 as the Bank’s Chief People Officer. Prior to joining the Company, she served various roles at Yum! Brands from 2013 to 2024, where she most recently led talent strategy and people analytics for the KFC US market. She has over 20 years of experience in Human Resources and held a variety of roles at United Parcel Services prior to her time at Yum! Brands.

The Company has adopted an insider trading compliance policy and program applicable to the Company’s directors, officers, and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and The NASDAQ Stock Market listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The compensation-related information required by this Item appears under the headings “COMPENSATION DISCUSSION AND ANALYSIS,” COMPENSATION COMMITTEE REPORT,” “DIRECTOR COMPENSATION,” and “2025 SUMMARY COMPENSATION TABLE” of the Proxy Statement, all of which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding Republic’s Common Stock that may be issued upon exercise of options, warrants and rights under all equity compensation plans as of December 31, 2025. Republic’s security holders approved each of the equity compensation plans listed in the table below. There were no equity compensation plans not approved by security holders as of December 31, 2025.

	(a) (1)		(b)	(c)
				Number of Securities Remaining
				Available for Future Issuance
	Number of Securities to be Issued		Weighted-Average Exercise Price	Under Equity Compensation Plans
	Upon Exercise of Outstanding		of Outstanding Options, Warrants	(Excluding Securities Reflected in
Plan Category	Options, Warrants and Rights		and Rights	Column (a))

2025 Stock Incentive Plan (4)	410,959	(2)	$48.62	2,586,361
2018 Employee Stock Purchase Plan (3)	—		$—	143,608
(1)	Column (a) above includes options issued for Class A Common Stock only. Options for Class B Common Stock have been authorized but are not issued.

(2)	Includes 226,916 shares of Class A Common Stock subject to issuance in accordance with the Republic Bancorp, Inc. Non-Employee Director and Key Employee Deferred Compensation Plan for service previously rendered. Republic’s security holders previously approved this plan. These shares are to be issued from shares available for issuance under the 2015 and 2025 Stock Incentive Plans. Also includes 5,688 shares of Class A Common Stock subject to issuance through Performance Stock Units. The weighted-average exercise price in Column (b) does not take these awards into account. For further information, see the Footnote titled “Stock Plans and Stock Based Compensation” under Part II Item 8 “Financial Statements and Supplementary Data.”

(3)	The 2018 Employee Stock Purchase Plan is a qualified ESPP under Section 423 of the Code, pursuant to which up to 250,000 shares of Class A Common Stock were authorized for issuance. Under the ESPP, employees may purchase shares at a purchase price that cannot be less than 85% of the lower of the fair market value of the Company’s Class A Common Stock on the first trading day of each offering period or on the last trading day of each offering period. No offering period may exceed 27 months in length. As of the close of business on December 31, 2025, there were no shares of Class A Common Stock subject to purchase during open offering periods.

(4)	The 2025 Stock Incentive Plan authorized 3,000,000 shares of stock that may be issued under the plan. Section 3.1 of the 2025 Stock Incentive Plan states that this authorized amount of shares is to be reduced by outstanding awards under the 2015 Stock Incentive Plan. The figures above include the remaining outstanding awards of 2015 Stock Incentive Plan.

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements:

The following are included under Item 8 “Financial Statements and Supplementary Data:”

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets — December 31, 2025 and 2024

Consolidated statements of income and comprehensive income — years ended December 31, 2025, 2024, and 2023

Consolidated statements of changes in stockholders’ equity — years ended December 31, 2025, 2024, and 2023

Consolidated statements of cash flows — years ended December 31, 2025, 2024, and 2023

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

10.02*

Change in Control Severance Agreement dated January 27, 2021 between Republic Bank & Trust Company and William Nelson (Incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed February 1, 2021)

10.03*

Form of Executive Officer Change in Control Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed February 1, 2021)

10.04

Split Dollar Insurance Policy with Citizens Fidelity Bank and Trust Company as the Trustee of the Bernard Trager Irrevocable Trust, dated December 14, 1989, as amended August 8, 1994 (Incorporated by reference to Exhibit 10.70 to Registrant’s Form 10-K for the year ended December 31, 2012)

10.05

Right of First Offer Agreement by and among Republic Bancorp, Inc., Teebank Family Limited Partnership, Bernard M. Trager and Jean S. Trager. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed September 19, 2007)

10.06

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1982, relating to property at 2801 Bardstown Road (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.07

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to property at 2801 Bardstown Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed June 9, 2008)

No.	Description

10.08

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 2008, relating to property at 2801 Bardstown Road (Incorporated by reference to Exhibit 10.23 of Registrant’s Form 10-K filed March 9, 2018)

10.09

Lease between Republic Bank & Trust Company and Teeco Properties, dated April 1, 1995, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.10

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 1996, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.10 of Registrant’s Form S-1)

10.11

Lease extension between Republic Bank & Trust Company and Teeco Properties, dated September 25, 2001, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.25 of Registrant’s Form 10-Q for the quarter ended September 30, 2001)

10.12

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, dated May 1, 2002, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002)

10.13

Lease between Republic Bank & Trust Company and Teeco Properties, dated October 1, 2005, relating to property at 601 West Market Street (Floor 4), amending and modifying previously filed exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2002 (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.14

Lease between Republic Bank & Trust Company and Teeco Properties, as of October 1, 2006, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 8-K filed September 25, 2006)

10.15

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floors 1,2,3,5 and 6) (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.16

First Amendment to Lease between Republic Bank & Trust Company and Teeco Properties, as of July 8, 2008, relating to property at 601 West Market Street (Floor 4) (Incorporated by reference to exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2008)

10.17	Assignment of Lease relating to property at 601 West Market Street (Floors 1,2,3,5 and 6) (Incorporated by reference to exhibit 10.31 of Registrant’s Form 10-K for the year ended December 31, 2016)

10.18	Assignment of Lease relating to property at 601 West Market Street (Floor 4) (Incorporated by reference to exhibit 10.32 of Registrant’s Form 10-K for the year ended December 31, 2016)

10.19

Master Office Lease between Republic Bank & Trust Company and Makbe LLC, dated August 1, 2020, relating to property at 601 West Market Street (Incorporated by reference to exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2020)

10.20

Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 3, 1993, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.21

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 1999, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.17 of Registrant’s Form 10-Q for the quarter ended June 30, 1999)

No.	Description

10.22

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2000, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 1999)

10.23

Seventh Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated July 1, 2003, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.24

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 2, 1993, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.16 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.25

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 1995, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.26

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 16, 1996, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.19 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.27

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 21, 1998, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.28

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 11, 1998, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.21 of Registrant’s Form 10-K for the year ended December 31, 2003)

10.29

Eighth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated February 1, 2004, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2004)

10.30

Lease between Republic Bank & Trust Company and Jaytee Properties, dated September 1, 2005, relating to property at 661 South Hurstbourne Parkway amending and modifying previously filed exhibit 10.12 of Registrant’s Form 10-Q for the quarter ended March 31, 1998 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2005)

10.30.1

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 14, 2015, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10Q for the quarter ended September 30, 2015)

10.30.2

Second Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 31, 2018, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K filed March 9, 2018)

10.30.3

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.31.3 of Registrant’s Form 10-K filed March 3, 2023)

10.30.4

First amendment to Lease between Republic Bank & Trust Company and Jaytee-Hurstbourne LLC, dated January 10, 2023, as amended, relating to property at 661 South Hurstbourne Parkway (Incorporated by reference to Exhibit 10.32.1 of Registrant’s Form 10-K filed March 3, 2023)

No.	Description

10.31

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 17, 1997, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q for the quarter ended March 31, 1998)

10.32

Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.18 of Registrant’s Form 10-Q for the quarter ended June 30, 1999)

10.33

Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated October 30, 1999, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.20 of Registrant’s Form 10-K for the year ended December 31, 1999)

10.34

Third Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated May 1, 2003, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2003)

10.35

Lease between Republic Bank & Trust Company and Jaytee Properties, dated November 1, 2005, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.33 of Registrant’s Form 10-K for the year ended December 31, 2005)

10.36

Assignment and Assumption of Lease by Republic Bank & Trust Company with the consent of Jaytee Properties, dated May 1, 2006, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2006)

10.37

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 17, 2008, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.40 of Registrant’s Form 10-K for the year ended December 31, 2007)

10.38

Fourth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated January 15, 2014, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.47 of Registrant’s Form 10-K for the year ended December 31, 2013)

10.39

Fifth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated March 15, 2017, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.40

Sixth Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties, dated August 1, 1999, as amended, relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.35 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.41

Seventh Amendment to Office Lease dated as of September 1, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2021)

10.42

Eighth Amendment to Office Lease dated as of November 17, 2021 to the Office Lease dated August 1, 1999, as amended, by and between Jaytee-Springhurst, LLC and Republic Bank & Trust Company relating to property at 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.46 of Registrant’s Form 10-K for the year ended December 31, 2021 (Commission Number: 0-24649))

No.	Description

10.43

Ground lease between Republic Bank & Trust Company and Jaytee Properties, relating to property at 9600 Brownsboro Road, dated January 17, 2008, relating to 9600 Brownsboro Road (Incorporated by reference to Exhibit 10.41 of Registrant’s Form 10-K for the year ended December 31, 2007)

10.44

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated June 27, 2008, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 1, 2008)

10.45

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 1, 2011, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.66 of the Registrant’s Form 10-K for the year ended December 31, 2010)

10.46

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated May 1, 2013, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.47

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated January 15, 2014, as amended, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.54 of Registrant’s Form 10-K for the year ended December 31, 2013)

10.48

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 18, 2015, as amended, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2015)

10.49

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 30, 2015, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2015)

10.50

Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated March 15 2017 relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended March 31, 2017)

10.51

First Amendment to Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated September 20 2017, as amended, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2017)

10.52

Master Office Lease between Republic Bank & Trust Company and Jaytee Properties II SPE, LLC, dated October 1 2020, relating to property at 200 South Seventh Street (Incorporated by reference to Exhibit 10.56 of Registrant’s Form 10-K for the year ended December 31, 2021)

10.53*	2015 Stock Incentive Plan (Incorporated by reference to Annex A of Registrant’s 2015 Proxy Statement)

10.54*	Option Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.55*	Restricted Stock Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2015)

10.56*	Performance Stock Unit Award Agreement for 2015 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 27, 2016)

10.57*	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed February 1, 2021)

No.	Description

10.58*	Form of Performance Stock Unit Award (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed February 1, 2021)

10.59*	Form of Option Award Agreement (Incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed February 1, 2021)

10.60*	Form of Agreement for TRS Transaction Bonus Program (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 19, 2021)

10.61*	Republic Bancorp, Inc. 401(k)/Profit Sharing Plan and Trust (Incorporated by reference to Form S-8 filed December 28, 2005)

10.62*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective April 1, 2011 (Incorporated by reference to Exhibit 23.2 to Form 11-K for the year ended December 31, 2011)

10.63*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective January 1, 2015 (Incorporated by reference to Exhibit 23.2 of Form 11-K for the year ended December 31, 2014)
10.64*	Republic Bancorp, Inc. 401(k) Retirement Plan, as Amended and Restated, effective May 1, 2021 (Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021)

10.65*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan and the Republic Bank & Trust Company Non-Employee Director and Key Employee Deferred Compensation Plan (as adopted November 18, 2004) (Incorporated by reference to Form S-8 filed November 30, 2004)

10.66*	Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan Post-Effective Amendment No. 1 (Incorporated by reference to Form S-8 filed April 13, 2005)

10.67*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan, as amended and restated as of March 16, 2005 (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed March 18, 2005)

10.68*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan, as amended and restated as of March 19, 2008 (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2008)

10.69*

Republic Bancorp, Inc. and subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan, as adopted November 18 2004 and then amended and restated as on March 16, 2005, March 19, 2008, and again on January 24, 2018 (Incorporated by reference to Annex A of Registrant’s 2018 Proxy Statement)

10.70*

Amendment 2019-1 to the Republic Bancorp, Inc. and Subsidiaries Non-Employee Director and Key Employee Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2020)

10.71*	Republic Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Annex B of Registrant’s 2018 Proxy Statement)

10.72*

Consulting Agreement dated as of July 16, 2019, between David P. Feaster and Republic Bank & Trust Company (Incorporated by reference to Exhibit 10.70 of Registrant’s Form 10-K for the year ended December 31, 2019)

10.73*

Form of Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.79 of Registrant’s Form 10-K for the year ended December 31, 2023)

No.	Description

10.74*

Form of RPG Bonus Agreement between Republic Bank & Trust Company and designated Executive Officers (Incorporated by reference to Exhibit 10.80 of Registrant’s Form 10-K for the year ended December 31, 2023)

10.75*

Change in Control Severance Agreement dated January 16, 2024 between Republic Bancorp, Inc. and Logan Pichel (Incorporated by reference to Exhibit 10.79 of Registrant’s Form 10-K for the year ended December 31, 2024)

10.76*	2025 Stock Incentive Plan (Incorporated by reference to Appendix A of Registrants 2025 Proxy Statement)

19	Republic Bancorp, Inc. Insider Trading Policy (Incorporated by reference to Exhibit 19 of Registrant’s Form 10-K for the year ended December 31, 2024)

21	Subsidiaries of Republic Bancorp, Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm

23.2	Consent of Forvis Mazars LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer, pursuant to the Sarbanes-Oxley Axt of 2002

31.2	Certification of Principal Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002

32**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

97*	Republic Bancorp, Inc. Incentive-Based Compensation Recovery Policy effective November 15, 2023 (Incorporated by reference to Exhibit 97 of Registrant’s Form 10-K for the year ended December 31, 2023)

101

The following financial statements from the Company’s annual report on Form 10-K were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Changes Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Denotes management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 15(b).

**This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCORP, INC.

/s/ Steven E. Trager
March 6, 2026	By:	Steven E. Trager
Executive Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven E. Trager	Executive Chair, Chief Executive Officer	March 6, 2026
Steven E. Trager	and Director

/s/ A. Scott Trager	Vice Chair, President and Director	March 6, 2026
A. Scott Trager
/s/ Kevin Sipes	Chief Financial Officer and	March 6, 2026
Kevin Sipes	Chief Accounting Officer

/s/ Yoania Cannon	Director	March 6, 2026
Yoania Cannon

/s/ David P. Feaster	Director	March 6, 2026
David P. Feaster

/s/ Jennifer N. Green	Director	March 6, 2026
Jennifer N. Green

/s/ Heather V. Howell	Director	March 6, 2026
Heather V. Howell

/s/ Timothy S. Huval	Director	March 6, 2026
Timothy S. Huval

/s/ Ernest W. Marshall, Jr.	Director	March 6, 2026
Ernest W. Marshall, Jr.

/s/ W. Patrick Mulloy, II	Director	March 6, 2026
W. Patrick Mulloy, II

/s/ W. Kennett Oyler, III	Director	March 6, 2026
W. Kennett Oyler, III

/s/ Logan M. Pichel	Director	March 6, 2026
Logan M. Pichel

/s/ Vidya Ravichandran	Director	March 6, 2026
Vidya Ravichandran

SIGNATURES (continued)

/s/ Alejandro M. Sanchez	Director	March 6, 2026
Alejandro M. Sanchez

/s/ Andrew Trager-Kusman	Director	March 6, 2026
Andrew Trager-Kusman

/s/ Mark A. Vogt	Director	March 6, 2026
Mark A. Vogt