Form 10-Q
period 2026-03-31
REPUBLIC BANCORP INC /KY/
filed 2026-05-07
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of April 30, 2026 was  17,480,988 and 2,136,742.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2025 Tax Season	December 2024 through February 2025
2026 Tax Season	December 2025 through February 2026
ACH	Automated Clearing House
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
AFS	Available-for-Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM/ITM	Automated Teller Machine / Interactive Teller Machine
Basic EPS	Basic earnings per Class A Common Share
Board	Board of Directors
BOLI	Bank Owned Life Insurance
C&LD	Construction & Land Development
C&I	Commercial & Industrial
CCAD	Commercial Credit Administration Department
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
DTA	Deferred Tax Asset
EPS	Earnings Per Share
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held-to-Maturity
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out a 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out a 95% interest and holds a 5% interest
LTV	Loan to value
MBS	Mortgage Backed Security
MSR	Mortgage Servicing Right
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
POS	Point of sale
PCD	Purchased Credit Deteriorated
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
RA	Refund Advance
RBF	Republic Bank Finance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group segment
RPS	Republic Payment Solutions segment
RRE	Residential Real Estate
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TBA	To Be Announced
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	March 31,	December 31,
	2026	2025
ASSETS

Cash and cash equivalents	$599,105	$219,972
Available-for-sale debt securities, at fair value (amortized cost of $888,314 in 2026 and $887,884 in 2025)	880,921	884,693
Held-to-maturity debt securities (fair value of $4,775 in 2026 and $4,929 in 2025)	4,775	4,944
Equity securities with a readily determinable fair value	945	945
Mortgage loans held for sale, at fair value	12,953	7,516
Consumer loans held for sale, at fair value	9,430	10,968
Consumer loans held for sale, at the lower of cost or fair value	19,399	17,027
Other loans held for sale, at the lower of cost or fair value	—	81,839
Loans	5,366,973	5,446,329
Allowance for credit losses	(91,840)	(85,352)
Loans, net	5,275,133	5,360,977
Federal Home Loan Bank stock, at cost	27,014	32,114
Premises and equipment, net	40,843	35,986
Right-of-use assets	30,443	31,330
Goodwill	40,516	40,516
Other real estate owned	896	1,277
Bank owned life insurance	111,272	110,721
Other assets and accrued interest receivable	199,634	201,236

TOTAL ASSETS	$7,253,279	$7,042,061

LIABILITIES

Deposits:
Noninterest-bearing	$1,275,427	$1,173,461
Interest-bearing	4,233,693	4,029,686
Total deposits	5,509,120	5,203,147

Securities sold under agreements to repurchase and other short-term borrowings	81,337	88,504
Operating lease liabilities	31,492	32,370
Federal Home Loan Bank advances	366,500	506,000
Other liabilities and accrued interest payable	131,443	109,747

Total liabilities	6,119,892	5,939,768

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,467,057 shares (2026) and 17,393,095 shares (2025) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,148,269 shares (2026) and 2,148,269 shares (2025) issued and outstanding	4,606	4,601
Additional paid in capital	159,457	156,695
Retained earnings	976,258	945,399
Accumulated other comprehensive loss	(6,934)	(4,402)

Total stockholders’ equity	1,133,387	1,102,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,253,279	$7,042,061

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME:

Loans, including fees	$101,211	$118,857
Taxable investment securities	8,889	4,557
Federal Home Loan Bank stock and other	3,687	6,424
Total interest income	113,787	129,838

INTEREST EXPENSE:

Deposits	18,832	21,378
Securities sold under agreements to repurchase and other short-term borrowings	89	137
Federal Home Loan Bank advances	4,414	5,635
Total interest expense	23,335	27,150

NET INTEREST INCOME	90,452	102,688

Provision for expected credit loss expense on loans	9,780	17,672

NET INTEREST INCOME AFTER PROVISION	80,672	85,016

NONINTEREST INCOME:

Service charges on deposit accounts	3,883	3,460
Net refund transfer fees	9,525	13,893
Mortgage banking income	1,825	1,821
Interchange fee income	2,873	3,077
Program fees	4,549	3,822
Increase in cash surrender value of bank owned life insurance	930	793
Net losses on other real estate owned	(50)	(53)
Gain on sale of Republic Bank Finance ("RBF") loans/leases	5,845	—
Gain on sale of Visa Class B-1 shares	—	4,090
Other	579	2,251
Total noninterest income	29,959	33,154

NONINTEREST EXPENSE:

Salaries and employee benefits	32,117	31,069
Technology, equipment, and communication	7,946	8,643
Occupancy	3,648	3,564
Marketing and development	1,778	1,387
FDIC insurance expense	832	819
Interchange related expense	1,401	1,636
Legal and professional fees	450	1,118
Core conversion and related contract consulting fees	—	5,714
FHLB advances early termination penalties	2,316	—
Other	4,758	4,258
Total noninterest expense	55,246	58,208

INCOME BEFORE INCOME TAX EXPENSE	55,385	59,962
INCOME TAX EXPENSE	12,816	12,694
NET INCOME	$42,569	$47,268

BASIC EARNINGS PER SHARE:
Class A Common Stock	$2.18	$2.43
Class B Common Stock	1.98	2.21

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$2.18	$2.42
Class B Common Stock	1.98	2.20

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income	$42,569	$47,268

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	699	(1,440)
Reclassification amount for net derivative (gains) losses realized in income	120	(46)
Unrealized gain (loss) on AFS debt securities	(4,202)	4,917
Total other comprehensive income (loss) before income tax	(3,383)	3,431
Income tax benefit (expense) related to items of other comprehensive income	851	(858)
Total other comprehensive income (loss), net of tax	(2,532)	2,573

COMPREHENSIVE INCOME	$40,037	$49,841

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2026

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2026	17,393	2,148	$4,601	$156,695	$945,399	$(4,402)	$1,102,293

Net income	—	—	—	—	42,569	—	42,569
Net change in AOCI	—	—	—	—	—	(2,532)	(2,532)
Dividends declared on Common Stock:
Class A Shares ($0.495 per share)	—	—	—	—	(8,603)	—	(8,603)
Class B Shares ($0.450 per share)	—	—	—	—	(967)	—	(967)
Stock options exercised, net of shares withheld	26	—	5	1,732	(2,102)	—	(365)
Net change in notes receivable on Class A Common Stock	—	—	—	2	—	—	2
Deferred compensation - Class A Common Stock:
Directors	—	—	—	146	—	—	146
Designated key employees	27	—	—	202	—	—	202
Employee stock purchase plan - Class A Common Stock	2	—	—	159	—	—	159
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	39	—	—	39
Restricted stock, net of shares tendered back	19	—	—	355	(38)	—	317
Stock options	—	—	—	127	—	—	127

Balance, March 31, 2026	17,467	2,148	$4,606	$159,457	$976,258	$(6,934)	$1,133,387

	Three Months Ended March 31, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	47,268	—	47,268
Net change in AOCI	—	—	—	—	—	2,573	2,573
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,799)	—	(7,799)
Class B Shares ($0.410 per share)	—	—	—	—	(882)	—	(882)
Stock options exercised, net of shares withheld	36	—	8	2,671	(2,304)	—	375
Net change in notes receivable on Class A Common Stock	—	—	—	(48)	—	—	(48)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	143	—	—	143
Designated key employees	18	—	(1)	269	(179)	—	89
Employee stock purchase plan - Class A Common Stock	3	—	1	176	—	—	177
Stock-based awards - Class A Common Stock:	—		—
Performance stock units, net of shares tendered back	—	—	—	36	—	—	36
Restricted stock, net of shares tendered back	13	—	(1)	17	(44)	—	(28)
Stock options	—	—	—	156	—	—	156

Balance, March 31, 2025	17,368	2,150	$4,594	$151,473	$889,687	$(11,665)	$1,034,089

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
OPERATING ACTIVITIES:

Net income	$42,569	$47,268
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	2,921	2,222
Net accretion and amortization on loans and deposits	(1,133)	(679)
Unrealized and realized gains on equity securities with a readily determinable fair value	—	(31)
Depreciation of premises and equipment	1,741	1,942
Amortization of mortgage servicing rights	495	415
Provision for on-balance sheet exposures	9,780	17,672
Provision for off-balance sheet exposures	80	20
Net gain on sale of mortgage loans held for sale	(1,489)	(1,411)
Origination of mortgage loans held for sale	(47,990)	(41,233)
Proceeds from sale of mortgage loans held for sale	44,042	41,816
Net gain on sale of consumer loans held for sale	(3,773)	(3,055)
Origination of consumer loans held for sale	(291,165)	(266,651)
Proceeds from sale of consumer loans held for sale	294,104	266,633
Net gain on sale of other loans held for sale	(5,845)	—
Net gain realized on sale of other real estate owned	(3)	—
Writedowns of other real estate owned	53	53
Deferred compensation expense - Class A Common Stock	348	232
Stock-based awards and ESPP expense - Class A Common Stock	507	190
Amortization of right-of-use assets	1,653	1,519
Repayment of operating lease liabilities	(1,644)	(1,489)
Increase in cash surrender value of BOLI	(930)	(793)
Gain from death benefits in excess of cash surrender value of BOLI	(185)	—
Gain on sale of Visa Class B-1 shares	—	(4,090)
Net change in other assets and liabilities:
Accrued interest receivable	1,030	(1,124)
Accrued interest payable	970	(527)
Other assets	(1,641)	(4,867)
Other liabilities	28,511	35,067
Net cash provided by operating activities	73,006	89,099

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(147,712)	(134,584)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	147,282	114,411
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	169	5,166
Net change in outstanding warehouse lines of credit	124,242	(18,742)
Net change in other loans, net of allowance	(46,940)	160,838
Net redemptions (purchases) of Federal Home Loan Bank stock	5,100	(2,270)
Proceeds from sale of other real estate owned	331	—
Proceeds from sale of RBF loans and leases transferred to held for sale	87,684	—
Proceeds from sale of Visa Class B-1 shares	—	4,090
Proceeds of principal and earnings from BOLI	564	—
Investments in low-income housing tax partnerships	(10,062)	(4,977)
Net purchases of premises and equipment	(4,915)	(1,629)
Net cash provided by investing activities	155,743	122,303

FINANCING ACTIVITIES:
Net change in deposits	305,973	195,346
Net change in securities sold under agreements to repurchase and other short-term borrowings	(7,167)	(13,600)
Payments of Federal Home Loan Bank advances	(570,000)	(428,000)
Proceeds from Federal Home Loan Bank advances	430,500	403,000
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	135	151
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(365)	375
Cash dividends paid	(8,692)	(7,805)
Net cash provided by financing activities	150,384	149,467

NET CHANGE IN CASH AND CASH EQUIVALENTS	379,133	360,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	219,972	432,151
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$599,105	$793,020
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$22,365	$27,677
Income taxes	508	392
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$377	$316
Net transfers from loans held for investment to loans held for sale	—	4,977
Right-of-use assets obtained in exchange for new operating lease liabilities	766	1,194
Premises and equipment obtained through the use of vendor credits	1,683	—

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025 AND DECEMBER 31, 2025 (UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements included in this report include the accounts of Republic Bancorp, Inc. and its wholly owned subsidiary, Republic Bank & Trust Company. As used in this report, the terms “Republic,” the “Company,” “we,” “our,” and “us” refer to Republic Bancorp, Inc. and, where the context requires, Republic Bancorp, Inc. and its subsidiary. The term the “Bank” refers to the Company’s subsidiary bank, Republic Bank & Trust Company, as well as its wholly owned subsidiary, RBT Insurance Agency LLC. All significant intercompany balances and transactions are eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2025. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

The Company’s Executive Chair/CEO serves as the Company’s CODM. Net income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of March 31, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations. See additional discussion regarding segment information under the Footnote titled “Segment Information” in this section of the report.

Core Banking Operations

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint with all products and services generally offered under the Company’s traditional RB&T brand. As of March 31, 2026, Republic had 47 full-service banking centers with locations as follows:

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

Refund Advances:

The RA loan product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2025 and 2026 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Early Season Refund Advances:

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2025 and 2026 Tax Seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $2,000 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees earned for ERAs/RAs as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2025 Tax Season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2026 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on ERAs/RAs are estimated when advances are made. Unpaid ERAs/RAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, RAs that are subject to Tax Provider loan loss guarantees are charged-off and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Corresponding receivables are settled during the third quarter of each year. RAs collected during the second half of each year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional POS purchasing, ATM/ITM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional POS purchasing, ATM/ITM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through RPS, the Bank participates in traditional money movement solutions including ACH transactions, wire transfers, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company did not share interest income revenue with its largest prepaid marketer-servicer during 2025 and the first three months of 2026, as minimum deposit balance thresholds were not met.

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

Critical Accounting Policies and Estimates — To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of the Company’s financial condition and results of operations. At March 31, 2026, the accounting policy considered the most critical in preparing the Company’s consolidated financial statements is the determination of the ACLL.

Recently Adopted Accounting Standards

There were no ASUs adopted by the Company during the three months ended March 31, 2026.

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities along with the corresponding amounts of related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$269,953	$62	$(2,470)	$267,545
Private label mortgage-backed security	—	1,359	—	1,359
Mortgage-backed securities - residential	596,356	1,913	(8,023)	590,246
Collateralized mortgage obligations	17,066	29	(397)	16,698
Corporate bonds	1,001	—	—	1,001
Trust preferred security	3,938	134	—	4,072
Total available-for-sale debt securities	$888,314	$3,497	$(10,890)	$880,921

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$294,940	$159	$(1,724)	$293,375
Private label mortgage-backed security	—	1,439	—	1,439
Mortgage-backed securities - residential	570,491	4,210	(6,792)	567,909
Collateralized mortgage obligations	17,528	27	(648)	16,907
Corporate bonds	1,001	—	—	1,001
Trust preferred security	3,924	138	—	4,062
Total available-for-sale debt securities	$887,884	$5,973	$(9,164)	$884,693

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities along with the corresponding amounts of related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2026 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13	$—	$—	$13
Collateralized mortgage obligations	4,762	30	(30)	4,762
Total held-to-maturity debt securities	$4,775	$30	$(30)	$4,775

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13	$—	$—	$13
Collateralized mortgage obligations	4,931	29	(44)	4,916
Total held-to-maturity debt securities	$4,944	$29	$(44)	$4,929

There were no HTM debt securities on nonaccrual or past due 90 days or more as of March 31, 2026, and December 31, 2025. There were no HTM debt securities considered collateral dependent as of March 31, 2026, and December 31, 2025.

Sales and Calls of Available-for-Sale Debt Securities

During the three months ended March 31, 2026, and 2025, there were no material gains or losses on sales or calls of AFS debt securities.

Debt Securities by Contractual Maturity

The amortized cost and fair value of debt securities by contractual maturity as of March 31, 2026, follows. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are detailed separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
March 31, 2026 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$105,961	$104,864	$—	$—
Due from one year to five years	164,993	163,682	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,938	4,072	—	—
Private label mortgage-backed security	—	1,359	—	—
Mortgage-backed securities - residential	596,356	590,246	13	13
Collateralized mortgage obligations	17,066	16,698	4,762	4,762
Total debt securities	$888,314	$880,921	$4,775	$4,775

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in an unrealized loss position for which an ACLS had not been recorded, aggregated by investment category and length of time in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2026 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$163,632	$(1,340)	$78,862	$(1,130)	$242,494	$(2,470)
Mortgage-backed securities - residential	218,186	(1,459)	80,332	(6,564)	298,518	(8,023)
Collateralized mortgage obligations	598	(2)	13,868	(395)	14,466	(397)
Total available-for-sale debt securities	$382,416	$(2,801)	$173,062	$(8,089)	$555,478	$(10,890)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,947	$(53)	$78,317	$(1,671)	$163,264	$(1,724)
Mortgage-backed securities - residential	84,131	(149)	86,744	(6,643)	170,875	(6,792)
Collateralized mortgage obligations	—	—	14,242	(648)	14,242	(648)
Total available-for-sale debt securities	$169,078	$(202)	$179,303	$(8,962)	$348,381	$(9,164)

As of March 31, 2026, the Bank’s security portfolio consisted of 198 securities, 103 of which were in an unrealized loss position.

As of December 31, 2025, the Bank’s security portfolio consisted of 198 securities, 86 of which were in an unrealized loss position.

As of March 31, 2026, and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest receivable on AFS debt securities is presented as a component of other assets on the Company’s balance sheet and is excluded from the ACLS, if applicable. Accrued interest on AFS debt securities totaled $5 million and $5 million as of March 31, 2026, and December 31, 2025. Accrued interest receivable on HTM debt securities totaled $11,000 as of March 31, 2026, and $12,000 as of December 31, 2025.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of March 31, 2026, with the exception of the $1.4 million private label MBS, all other MBS’s and CMO’s held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA. As of March 31, 2026, and December 31, 2025, there were gross unrealized losses of approximately $8 million and $7 million related to AFS MBS’s and CMO’s. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require a provision adjustment to the ACLS.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and debt securities held for other purposes, as required or permitted by law, were as follows:

	As of
(in thousands)	March 31, 2026	December 31, 2025

Amortized cost	$143,060	$168,530
Fair value	141,459	166,757
Carrying amount	141,459	166,757

Equity Securities

The following tables summarize the amortized cost and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945

For equity securities with readily determinable fair values, the gross realized and unrealized gains and losses recognized in the Company’s consolidated statements of income were as follows:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$—	$—	$—	$31	$31

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

Activity for consumer loans HFS and carried at fair value follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Balance, beginning of period	$10,968	$5,443
Origination of consumer loans held for sale	45,548	34,347
Proceeds from the sale of consumer loans held for sale	(48,408)	(32,020)
Net gain on sale of consumer loans held for sale	1,322	832
Balance, end of period	$9,430	$8,602

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its LOC products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

During the first quarter of 2025, Management reached an agreement to sell $5 million of consumer credit cards, and as a result, these balances were re-classified from held for investment to HFS as of March 31, 2025 with the sale finalized during the second quarter of 2025.

Activity for consumer loans HFS and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Balance, beginning of period	$17,027	$18,632
Origination of consumer loans held for sale	245,617	232,304
Transferred from held for investment to held for sale	—	4,977
Proceeds from the sale of consumer loans held for sale	(245,696)	(234,613)
Net gain on sale of consumer loans held for sale	2,451	2,223
Balance, end of period	$19,399	$23,523

Other Loans Held for Sale, at the Lower of Cost or Fair Value

During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The transaction closed in February 2026.

Activity for other loans HFS and carried at the lower of cost or market value was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Balance, beginning of period	$81,839	$—
Transferred from held for investment to held for sale	—	—
Proceeds from the sale of loans held for sale	(87,684)	—
Net gain on sale of loans held for sale	5,845	—
Balance, end of period	$—	$—

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The composition of the loan portfolio follows:

(in thousands)	March 31, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$1,028,473	$1,040,080
Nonowner-occupied	280,777	283,246
Commercial real estate:
Owner-occupied	684,405	666,948
Nonowner-occupied	819,363	799,420
Multi-family	328,154	331,370
Construction & land development	245,423	238,455
Commercial & industrial	541,646	528,873
Lease financing receivables	20,710	20,523
Aircraft*	202,388	203,120
Home equity	425,662	413,638
Consumer:
Credit cards	11,659	10,711
Overdrafts	802	971
Automobile loans	678	738
Other consumer	6,151	8,204
Total Traditional Banking	4,596,291	4,546,297
Warehouse lines of credit*	629,848	754,090
Total Core Banking	5,226,139	5,300,387

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	8,458	12,924
Other TRS commercial & industrial loans	701	19,473
Republic Credit Solutions	131,675	113,545
Total Republic Processing Group	140,834	145,942

Total loans**	5,366,973	5,446,329
Allowance for credit losses	(91,840)	(85,352)

Total loans, net	$5,275,133	$5,360,977

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See table directly below for expanded detail.

The following table reconciles the contractually receivable and carrying amounts of loans:

(in thousands)	March 31, 2026	December 31, 2025

Contractually receivable	$5,375,799	$5,454,833
Unearned income	(3,307)	(3,137)
Unamortized premiums	136	142
Unaccreted discounts	(803)	(1,003)
Other net unamortized deferred origination (fees) and costs	(4,852)	(4,506)
Carrying value of loans	$5,366,973	$5,446,329

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

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$47,406	$130,768	$55,537	$191,280	$158,502	$411,030	$—	$10,335	$1,004,858
Special Mention	—	—	390	—	1,561	790	—	—	2,741
Substandard	—	610	1,437	2,788	3,138	12,901	—	—	20,874
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,406	$131,378	$57,364	$194,068	$163,201	$424,721	$—	$10,335	$1,028,473
YTD Gross Charge-offs	$—	$12	$—	$—	$—	$42	$—	$—	$54

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$12,151	$19,240	$12,202	$42,696	$46,326	$144,558	$—	$3,094	$280,267
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	510	—	—	510
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,151	$19,240	$12,202	$42,696	$46,326	$145,068	$—	$3,094	$280,777
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$32,585	$96,595	$39,436	$60,729	$96,776	$249,952	$16,332	$74,685	$667,090
Special Mention	—	6,932	1,104	—	—	678	—	406	9,120
Substandard	—	5,427	—	932	—	1,836	—	—	8,195
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,585	$108,954	$40,540	$61,661	$96,776	$252,466	$16,332	$75,091	$684,405
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$51,971	$70,979	$21,885	$101,993	$128,108	$318,251	$20,106	$89,306	$802,599
Special Mention	—	206	—	—	16,558	—	—	—	16,764
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$51,971	$71,185	$21,885	$101,993	$144,666	$318,251	$20,106	$89,306	$819,363
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$7,594	$11,105	$12,759	$47,467	$62,685	$96,882	$5,149	$83,280	$326,921
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,233	—	—	—	1,233
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,594	$11,105	$12,759	$47,467	$63,918	$96,882	$5,149	$83,280	$328,154
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$11,316	$109,556	$45,422	$74,876	$578	$3,070	$605	$—	$245,423
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,316	$109,556	$45,422	$74,876	$578	$3,070	$605	$—	$245,423
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$38,473	$136,528	$49,531	$38,891	$36,122	$38,223	$164,472	$17,520	$519,760
Special Mention	—	—	92	—	15	3,652	134	—	3,893
Substandard	358	25	310	67	1,485	10,993	4,411	344	17,993
Doubtful	—	—	—	—	—	—	—	—	—
Total	$38,831	$136,553	$49,933	$38,958	$37,622	$52,868	$169,017	$17,864	$541,646
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$3,263	$5,203	$4,178	$6,401	$1,172	$82	$—	$—	$20,299
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	151	—	35	55	103	67	—	—	411
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,414	$5,203	$4,213	$6,456	$1,275	$149	$—	$—	$20,710
YTD Gross Charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$12,026	$33,670	$22,284	$43,825	$33,191	$57,392	$—	$—	$202,388
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,026	$33,670	$22,284	$43,825	$33,191	$57,392	$—	$—	$202,388
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$420,412	$—	$420,412
Special Mention	—	—	—	—	—	—	1,776	—	1,776
Substandard	—	—	—	—	—	—	3,474	—	3,474
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$425,662	$—	$425,662
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer:
Risk Rating
Pass or not rated	$311	$1,421	$3,836	$1,705	$42	$550	$11,424	$—	$19,289
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	—	—	1
Doubtful	—	—	—	—	—	—	—	—	—
Total	$311	$1,421	$3,836	$1,705	$42	$551	$11,424	$—	$19,290
YTD Gross Charge-offs	$—	$11	$1	$—	$—	$1	$413	$—	$426

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$629,848	$—	$629,848
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$629,848	$—	$629,848
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$8,251	$908	$—	$—	$—	$—	$—	$—	$9,159
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,251	$908	$—	$—	$—	$—	$—	$—	$9,159
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$—	$678	$2,763	$3,702	$585	$168	$123,779	$—	$131,675
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$678	$2,763	$3,702	$585	$168	$123,779	$—	$131,675
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$3,936	$—	$3,936

Grand Total:
Risk Rating
Pass or not rated	$225,347	$616,651	$269,833	$613,565	$564,087	$1,320,158	$1,392,127	$278,220	$5,279,988
Special Mention	—	7,138	1,586	—	18,134	5,120	1,910	406	34,294
Substandard	509	6,062	1,782	3,842	5,959	26,308	7,885	344	52,691
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$225,856	$629,851	$273,201	$617,407	$588,180	$1,351,586	$1,401,922	$278,970	$5,366,973
YTD Gross Charge-offs	$—	$23	$1	$—	$1	$43	$4,349	$—	$4,417

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$153,758	$57,359	$208,250	$162,417	$134,290	$292,708	$—	$9,745	$1,018,527
Special Mention	—	—	—	1,610	—	582	—	—	2,192
Substandard	182	1,063	2,185	3,130	2,729	10,072	—	—	19,361
Doubtful	—	—	—	—	—	—	—	—	—
Total	$153,940	$58,422	$210,435	$167,157	$137,019	$303,362	$—	$9,745	$1,040,080
YTD Gross Charge-offs	$—	$43	$—	$18	$17	$50	$—	$—	$128

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$18,769	$13,367	$46,289	$48,701	$62,996	$89,968	$—	$2,640	$282,730
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	516	—	—	516
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,769	$13,367	$46,289	$48,701	$62,996	$90,484	$—	$2,640	$283,246
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$103,994	$40,027	$64,149	$101,727	$103,722	$162,831	$13,894	$56,250	$646,594
Special Mention	752	1,112	—	—	594	9,191	—	409	12,058
Substandard	5,448	—	942	—	—	1,906	—	—	8,296
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,194	$41,139	$65,091	$101,727	$104,316	$173,928	$13,894	$56,659	$666,948
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$77,928	$22,179	$104,436	$134,803	$101,477	$230,556	$19,700	$90,983	$782,062
Special Mention	676	—	—	16,682	—	—	—	—	17,358
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,604	$22,179	$104,436	$151,485	$101,477	$230,556	$19,700	$90,983	$799,420
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$139,641	$62,991	$44,005	$41,331	$17,176	$33,515	$153,706	$15,935	$508,300
Special Mention	—	569	—	—	1,556	—	64	—	2,189
Substandard	88	334	73	1,618	—	11,516	4,411	344	18,384
Doubtful	—	—	—	—	—	—	—	—	—
Total	$139,729	$63,894	$44,078	$42,949	$18,732	$45,031	$158,181	$16,279	$528,873
YTD Gross Charge-offs	—	$13	$216	$18	$—	$15	$—	$—	262

Lease financing receivables:
Risk Rating
Pass or not rated	$5,931	$4,909	$7,469	$1,433	$190	$83	$—	$—	$20,015
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	69	87	274	71	—	—	—	508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,938	$4,978	$7,556	$1,707	$261	$83	$—	$—	$20,523
YTD Gross Charge-offs	—	$49	$297	$31	$10	$3	$—	$—	390

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$31,154	$26,092	$47,389	$35,121	$29,828	$33,239	$—	$—	$202,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	297	—	—	—	297
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,154	$26,092	$47,389	$35,121	$30,125	$33,239	$—	$—	$203,120
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$408,021	$—	$408,021
Special Mention	—	—	—	—	—	—	1,957	—	1,957
Substandard	—	—	—	—	—	—	3,660	—	3,660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$413,638	$—	$413,638
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$56	$—	$56

Consumer:
Risk Rating
Pass or not rated	$1,799	$3,984	$1,840	$58	$25	$566	$12,267	$—	$20,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	84	—	85
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,799	$3,984	$1,840	$58	$25	$567	$12,351	$—	$20,624
YTD Gross Charge-offs	$31	$2	$3	$—	$1	$6	$1,154	$—	$1,197

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

RCS:
Risk Rating
Pass or not rated	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,131	$—	$19,131

Grand Total:
Risk Rating
Pass or not rated	$677,023	$294,525	$664,753	$593,811	$495,615	$903,747	$1,470,788	$259,206	$5,359,468
Special Mention	1,428	1,681	—	18,292	2,150	9,773	2,021	409	35,754
Substandard	5,725	1,466	3,287	5,022	3,097	24,011	8,155	344	51,107
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$684,176	$297,672	$668,040	$617,125	$500,862	$937,531	$1,480,964	$259,959	$5,446,329
YTD Gross Charge-offs	$15,532	$9,664	$516	$67	$28	$74	$20,341	$—	$46,222

Allowance for Credit Losses on Loans

The following table presents the activity in the ACLL by portfolio class:

	ACLL Roll-forward
	Three Months Ended March 31,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,844	$(233)	$(54)	$52	$10,609	$10,849	$(115)	$(18)	$40	$10,756
Nonowner-occupied	3,542	(34)	—	—	3,508	4,140	(115)	—	—	4,025
Commercial real estate:
Owner-occupied	7,207	375	—	2	7,584	7,319	15	—	—	7,334
Nonowner-occupied	11,690	283	—	—	11,973	12,523	(344)	—	—	12,179
Multi-Family	2,860	(48)	—	—	2,812	2,714	93	—	—	2,807
Total commercial real estate	21,757	610	—	2	22,369	22,556	(236)	—	—	22,320
Construction & land development	8,117	139	—	—	8,256	8,227	(200)	—	—	8,027
Commercial & industrial	7,403	75	—	3	7,481	2,527	89	—	—	2,616
Lease financing receivables	718	(112)	(1)	19	624	1,117	(57)	(11)	5	1,054
Aircraft	507	(1)	—	—	506	565	(11)	—	—	554
Home equity	8,629	238	—	6	8,873	7,378	247	—	1	7,626
Consumer:
Credit cards	957	2	(3)	1	957	1,379	(425)	(36)	19	937
Overdrafts	971	72	(410)	68	701	724	99	(190)	54	687
Automobile loans	—	(2)	—	2	—	11	(4)	—	1	8
Other consumer	217	(49)	(13)	2	157	283	(41)	(16)	15	241
Total Traditional Banking	63,662	705	(481)	155	64,041	59,756	(769)	(271)	135	58,851
Warehouse lines of credit	1,882	(311)	—	—	1,571	1,374	47	—	—	1,421
Total Core Banking	65,544	394	(481)	155	65,612	61,130	(722)	(271)	135	60,272

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	296	5,318	—	669	6,283	9,793	15,335	—	691	25,819
Other TRS commercial & industrial loans	37	24	—	—	61	68	92	—	2	162
Republic Credit Solutions	19,475	4,044	(3,936)	301	19,884	20,987	2,967	(4,254)	350	20,050
Total Republic Processing Group	19,808	9,386	(3,936)	970	26,228	30,848	18,394	(4,254)	1,043	46,031

Total	$85,352	$9,780	$(4,417)	$1,125	$91,840	$91,978	$17,672	$(4,525)	$1,178	$106,303

The cumulative loss rate used as the basis for the estimate of the Company’s ACLL as of March 31, 2026, was primarily based on a static pool analysis of each of the Company’s loan pools using the Company’s loss experience from 2014 through 2026, supplemented by qualitative factor adjustments for current and forecasted conditions. The Company employs a one-year forecast for unemployment and commercial vacancy rates within its ACLL model. The cumulative loss rate within the Company’s ACLL also includes estimated losses based on an individual evaluation of loans which are either collateral dependent or which do not share risk characteristics with pooled loans, e.g., loan modifications. During the second quarter of 2025, the Company implemented a minimum loan balance threshold, as a practical expedient, for assessing individual loans for impairment. This threshold applies to loans with a risk rating of Special Mention or worse. The application of this new practical expedient resulted in a $518,000 net credit to the Provision during the second quarter of 2025.

Nonperforming Loans and Nonperforming Assets

Detail of nonperforming loans, nonperforming assets, and select credit quality ratios follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Loans on nonaccrual status*	$31,784	$23,806
Loans past due 90-days-or-more and still on accrual**	68	161
Total nonperforming loans	31,852	23,967
Other real estate owned	896	1,277
Total nonperforming assets	$32,748	$25,244

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.59%	0.44%
Nonperforming assets to total loans (including OREO)	0.61	0.46
Nonperforming assets to total assets	0.45	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.61%	0.45%
Nonperforming assets to total loans (including OREO)	0.63	0.47
Nonperforming assets to total assets	0.49	0.38
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans and loans past due 90-days-or-more and still on accrual by portfolio class:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$20,524	$18,894	$—	$—
Nonowner-occupied	510	119	—	—
Commercial real estate:
Owner-occupied	5,474	377	—	—
Nonowner-occupied	—	—	—	—
Multi-family	1,259	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	369	344	—	—
Lease financing receivables	—	49	—	—
Aircraft	—	—	—	—
Home equity	3,635	3,727	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	13	296	—	—
Total Traditional Banking	31,784	23,806	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	31,784	23,806	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	—	—	68	161
Total Republic Processing Group	—	—	68	161

Total	$31,784	$23,806	$68	$161

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

				Three Months Ended
	As of March 31, 2026			March 31, 2026
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$359	$20,165	$20,524	$239
Nonowner-occupied	397	113	510	17
Commercial real estate:
Owner-occupied	344	5,130	5,474	20
Nonowner-occupied	—	—	—	—
Multi-family	—	1,259	1,259	26
Construction & land development	—	—	—	—
Commercial & industrial	344	25	369	—
Lease financing receivables	—	—	—	—
Aircraft	—	—	—	—
Home equity	—	3,635	3,635	87
Consumer	—	13	13	—
Total	$1,444	$30,340	$31,784	$389

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended
	As of December 31, 2025			March 31, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$18,894	$18,894	$368
Nonowner-occupied	—	119	119	17
Commercial real estate:
Owner-occupied	377	—	377	48
Nonowner-occupied	—	—	—	4
Multi-family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	344	—	344	5
Lease financing receivables	—	49	49	—
Aircraft	—	—	—	—
Home equity	—	3,727	3,727	—
Consumer	—	296	296	21
Total	$721	$23,085	$23,806	$463

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

Delinquent Loans

The following tables present the aging of the recorded investment in loans by portfolio class:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
March 31, 2026 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$3,386	$1,041	$4,151	$8,578	$1,019,895	$1,028,473
Nonowner-occupied	—	—	397	397	280,380	280,777
Commercial real estate:
Owner-occupied	—	—	5,131	5,131	679,274	684,405
Nonowner-occupied	—	—	—	—	819,363	819,363
Multi-family	—	—	—	—	328,154	328,154
Construction & land development	—	—	—	—	245,423	245,423
Commercial & industrial	15,595	—	369	15,964	525,682	541,646
Lease financing receivables	—	—	—	—	20,710	20,710
Aircraft	—	—	—	—	202,388	202,388
Home equity	1,853	262	560	2,675	422,987	425,662
Consumer:
Credit cards	106	5	—	111	11,548	11,659
Overdrafts	115	31	36	182	620	802
Automobile loans	2	—	—	2	676	678
Other consumer	11	1	—	12	6,139	6,151
Total Traditional Banking	21,068	1,340	10,644	33,052	4,563,239	4,596,291
Warehouse lines of credit	—	—	—	—	629,848	629,848
Total Core Banking	21,068	1,340	10,644	33,052	5,193,087	5,226,139

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	8,458	8,458
Other TRS commercial & industrial loans	—	—	—	—	701	701
Republic Credit Solutions	7,718	1,905	67	9,690	121,985	131,675
Total Republic Processing Group	7,718	1,905	67	9,690	131,144	140,834

Total	$28,786	$3,245	$10,711	$42,742	$5,324,231	$5,366,973
Delinquency ratio***	0.54%	0.06%	0.20%	0.80%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,770	$2,140	$2,118	$9,028	$1,031,052	$1,040,080
Nonowner-occupied	—	—	—	—	283,246	283,246
Commercial real estate:
Owner-occupied	—	—	—	—	666,948	666,948
Nonowner-occupied	—	—	—	—	799,420	799,420
Multi-family	—	—	—	—	331,370	331,370
Construction & land development	—	—	—	—	238,455	238,455
Commercial & industrial	11	—	344	355	528,518	528,873
Lease financing receivables	4	—	49	53	20,470	20,523
Aircraft	—	—	—	—	203,120	203,120
Home equity	3,082	327	937	4,346	409,292	413,638
Consumer:
Credit cards	—	—	—	—	10,711	10,711
Overdrafts	67	52	4	123	848	971
Automobile loans	—	—	—	—	738	738
Other consumer	17	3	—	20	8,184	8,204
Total Traditional Banking	7,951	2,522	3,452	13,925	4,532,372	4,546,297
Warehouse lines of credit	—	—	—	—	754,090	754,090
Total Core Banking	7,951	2,522	3,452	13,925	5,286,462	5,300,387

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	12,924	12,924
Other TRS commercial & industrial loans	—	—	—	—	19,473	19,473
Republic Credit Solutions	6,947	1,830	161	8,938	104,607	113,545
Total Republic Processing Group	6,947	1,830	161	8,938	137,004	145,942

Total	$14,898	$4,352	$3,613	$22,863	$5,423,466	$5,446,329
Delinquency ratio***	0.27%	0.08%	0.07%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class:

	March 31, 2026		December 31, 2025
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$20,874	$—	$19,343	$—
Nonowner-occupied	510	—	535	—
Commercial real estate:
Owner-occupied	8,195	—	8,296	—
Nonowner-occupied	—	—	—	—
Multi-family	1,233	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	411	—	508
Aircraft	—	—	—	297
Home equity	3,474	—	3,659	—
Consumer	—	1	—	1
Total Traditional Banking	$34,286	$412	$31,833	$806

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

There were no collateral-dependent loan modifications made during the first three months of 2026 and there were $35 million collateral-dependent loans outstanding on the Company’s balance sheet at March 31, 2026.

During the first quarter of 2026, the Company modified five loans for borrowers experiencing financial difficulty with an amortized cost basis of $9 million. One CRE owner-occupied loan, with an amortized cost basis of $7 million, was extended seven months. One CRE nonowner-occupied loan, with an amortized cost basis of $206,000, was extended four months. One C&I loan, with an amortized cost basis of $2 million, was extended 40 months. One C&I loan, with an amortized cost basis of $64,000, was extended 13 months. One HELOC loan, with an amortized cost basis of $152,000, was extended 13 months.

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

During the three months ended March 31, 2026 and 2025, there were no payment defaults by borrowers experiencing financial difficulty related to loans that were modified in the prior 12 months.

Foreclosures

The following table presents the carrying amount of foreclosed properties held as a result of the Bank obtaining physical possession of such properties:

(in thousands)	March 31, 2026	December 31, 2025

Residential real estate	$—	$244
Commercial real estate	896	1,033
Total other real estate owned	$896	$1,277

The following table presents the recorded investment in consumer mortgage loans secured by RRE properties for which formal foreclosure proceedings were in process according to requirements of the applicable jurisdiction:

(in thousands)	March 31, 2026	December 31, 2025

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$3,994	$3,148

Refund Advances

The Company’s TRS segment offered (i) its RA product during the first two months of 2026, along with its ERA product during December 2025 and the first two weeks of 2026 for the 2026 Tax Season and (ii) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season. The ERA originations during December 2025 and the first two weeks of 2026 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2026 tax season, while the ERA originations during December 2024 and the first two weeks of 2025 were made in relation to estimated tax returns that were anticipated to be filed during the first quarter 2025 tax season. Each year, all unpaid RAs, including ERAs, are charged-off at June 30th, and each quarter thereafter, any credits to the Provision for ERAs/RAs, are recorded as recoveries of previously charged-off accounts.

Information regarding calendar year activities for ERA/RA follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

ERAs/RAs originated	$246,396	$662,556
Net charge to the Provision for ERAs/RAs	5,318	15,335
Provision as a percentage of ERAs/RAs originated	2.16%	2.31%
Net ERA/RA charge-offs (recoveries)	$(669)	$(691)
Net ERA/RA charge-offs (recoveries) to total originations	(0.27)%	(0.10)%

5.DEPOSITS

The composition of the deposit portfolio follows:

(in thousands)	March 31, 2026	December 31, 2025

Core Bank:
Demand	$1,175,575	$1,128,255
Money market	1,555,972	1,497,561
Savings	221,260	217,723
Reciprocal money market	252,769	224,731
Individual retirement accounts (1)	34,762	34,349
Time deposits, $250 and over (1)	178,577	156,283
Other certificates of deposit (1)	297,236	290,087
Reciprocal time deposits (1)	68,689	70,729
Wholesale brokered deposits (1)	87,449	87,420
Total Core Bank interest-bearing deposits	3,872,289	3,707,138
Total Core Bank noninterest-bearing deposits	1,164,411	1,102,041
Total Core Bank deposits	5,036,700	4,809,179

Republic Processing Group:
Wholesale brokered deposits (1)	17,066	12,734
Interest-bearing prepaid card deposits	319,645	286,841
Money market	24,693	22,973
Total RPG interest-bearing deposits	361,404	322,548

Noninterest-bearing prepaid card deposits	6,919	5,228
Other noninterest-bearing deposits	104,097	66,192
Total RPG noninterest-bearing deposits	111,016	71,420
Total RPG deposits	472,420	393,968

Total deposits	$5,509,120	$5,203,147
(1)	Represents time deposits.

6.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

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

As of March 31, 2026 and December 31, 2025, all SSUAR had overnight maturities. Information regarding SSUAR follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Outstanding balance at end of period	$81,337	$88,504
Weighted average interest rate at end of period	0.40%	0.39%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$115,630	$130,940
Total securities pledged	$115,630	$130,940

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

Average outstanding balance during the period	$89,307	$108,760
Weighted average interest rate during the period	0.40%	0.51%
Maximum outstanding at any month end during the period	$87,655	$112,826

7.FEDERAL HOME LOAN BANK ADVANCES

FHLB advances were as follows:

(in thousands)	March 31, 2026	December 31, 2025

Overnight advances	$210,000	$130,000
Fixed interest rate advances	156,500	376,000
Total FHLB advances	$366,500	$506,000

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances that are paid off earlier than maturity.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of March 31, 2026, and December 31, 2025, Republic had available borrowing capacity of $742 million and $646 million from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million available through various other financial institutions as of March 31, 2026, and December 31, 2025.

Aggregate future principal payments on FHLB advances based on contractual maturity and the weighted-average cost of such advances are detailed below:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2026	$340,000	4.08%
2027	20,500	1.84
2030	5,000	—
2031	1,000	—
Total	$366,500	3.89%

As more fully disclosed in the Footnote titled “Interest Rate Swaps” in this section of the report, the Bank elected to extend $100 million of FHLB advances during the second quarter of 2024 through a third-party. As a result of this swap, the Bank locked in an annualized cost of 4.42% for this $100 million over a five-year term. The total weighted-average cost of all advances, including the impact of any corresponding swaps, is 3.84%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB. Information regarding overnight FHLB advances follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

Average outstanding balance during the period	$67,722	$150,778
Weighted average interest rate during the period	3.71%	4.42%
Maximum outstanding at any month end during the period	$210,000	$428,000

The following table illustrates real estate loans pledged to collateralize advances and letters of credit with the FHLB:

(in thousands)	March 31, 2026	December 31, 2025

First-lien, single family residential real estate	$1,129,136	$1,136,838
Home equity lines of credit	363,183	355,875
Multi-family commercial real estate	80,911	92,167
Commercial real estate	212,538	260,789

8.COMMITMENTS AND CONTINGENT LIABILITIES

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

The following table presents the Company’s commitments, exclusive of Mortgage Banking loan commitments:

(in thousands)	March 31, 2026	December 31, 2025

Unused warehouse lines of credit	$584,152	$436,909
Unused home equity lines of credit	512,690	487,822
Unused loan commitments - other	1,137,186	1,203,211
Standby letters of credit	10,107	10,385
Total commitments	$2,244,135	$2,138,327

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

The following tables present a roll-forward of the ACLC:

	ACLC Roll-forward
	Three Months Ended March 31,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Loan Commitments
Unused warehouse lines of credit	$73	$(11)	$—	$—	$62	$79	$26	$—	$—	$105
Unused home equity lines of credit	189	34	—	—	223	183	16	—	—	199
Unused construction lines of credit	585	94	—	—	679	677	60	—	—	737
Unused RCS lines of credit	230	20	—	—	250	300	(110)	—	—	190
Unused loan commitments - other	373	(57)	—	—	316	251	28	—	—	279

Total	$1,450	$80	$—	$—	$1,530	$1,490	$20	$—	$—	$1,510

9.FAIR VALUE

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

The Bank used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available-for-sale debt securities: Except for the Bank’s U.S. Treasury securities and its TRUP investment, the fair value of AFS debt securities is typically determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The Bank’s U.S. Treasury securities are based on quoted market prices (Level 1 inputs) and considered highly liquid.

As of March 31, 2026 and December 31, 2025 the Company owned one nominal illiquid AFS private label MBS with an amortized cost of $0 in both periods. At December 31, 2025, the Bank classified this MBS as a Level 3 and utilized an income valuation model (present value model) approach in determining the fair value of this security. At March 31, 2026, the Company elected to omit obtaining Level 3 pricing based on the insignificance of the balance with the fair value stated at par and reported along with the other MBS securities under Level 2 inputs.

The Company acquired its TRUP investment in 2015 and considers the most recent bid price for the same instrument to approximate market value as of March 31, 2026. The Company’s TRUP investment is considered highly illiquid and is valued using Level 3 inputs, as the most recent bid price for this instrument is not always considered generally observable.

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

All transfers between levels are generally recognized at the end of each quarter. With the exception of the AFS private label MBS that transferred from Level 3 to Level 2 during the three months ended March 31, 2026, there were no other transfers into or out of Level 1, 2, or 3 assets during the three months ended March 31, 2026 and 2025.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Bank has elected the fair value option, are summarized below.

	Fair Value Measurements at
	March 31, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,859	$232,686	$—	$267,545
Private label mortgage-backed security	—	1,359	—	1,359
Mortgage-backed securities - residential	—	590,246	—	590,246
Collateralized mortgage obligations	—	16,698	—	16,698
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,072	4,072
Total available-for-sale debt securities	$34,859	$841,990	$4,072	$880,921

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with a readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$12,953	$—	$12,953
Consumer loans held for sale	—	—	9,430	9,430
Rate lock commitments	—	358	—	358
Mandatory forward contracts	—	400	—	400
Interest rate swap agreements - Bank clients and institutional swap dealer	—	5,116	—	5,116

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$5,116	$—	$5,116
Interest rate swap agreements on FHLB advances	—	1,855	—	1,855

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,854	$258,521	$—	$293,375
Private label mortgage-backed security	—	—	1,439	1,439
Mortgage-backed securities - residential	—	567,909	—	567,909
Collateralized mortgage obligations	—	16,907	—	16,907
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,062	4,062
Total available-for-sale debt securities	$34,854	$844,338	$5,501	$884,693

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with a readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$7,516	$—	$7,516
Consumer loans held for sale	—	—	10,968	10,968
Rate lock commitments	—	279	—	279
Mandatory forward contracts	—	—	—	—
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321

Financial liabilities:
Mandatory forward contracts	$—	$29	$—	$29
Interest rate swap agreements - Bank clients and institutional swap dealer	—	3,745	—	3,745
Interest rate swap agreements on FHLB advances	—	2,674	—	2,674

Trust Preferred Security

The following table presents a reconciliation of the Company’s TRUP investment measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

Balance, beginning of period	$4,062	$4,034
Total gains or losses included in earnings:
Discount accretion	14	16
Net change in unrealized gain (loss)	(4)	23
Balance, end of period	$4,072	$4,073

The fair value of the Company’s TRUP investment is based on the most recent bid price for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The Bank has elected the fair value option for mortgage loans HFS. These loans are intended for sale and the Bank believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loans and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2026, and December 31, 2025.

The aggregate fair value, contractual balance, and unrealized gain were as follows:

(in thousands)	March 31, 2026	December 31, 2025

Aggregate fair value	$12,953	$7,516
Contractual balance	12,862	7,367
Unrealized gain	91	149

The total amount of net gains from changes in fair value included in earnings for mortgage loans HFS, at fair value, are presented in the following table:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

Interest income	$98	$166
Change in fair value	(58)	(45)
Total included in earnings	$40	$121

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recorded based on the contractual terms of the loan and in accordance with Bank policy for such instruments. None of these loans were past due 90-days-or-more or on nonaccrual as of March 31, 2026, and December 31, 2025.

The significant unobservable inputs in the fair value measurement of the Bank’s short-term installment loans are the net contractual premiums and level of loans sold at a discount price. Significant fluctuations in any of those inputs in isolation would result in a significantly lower/higher fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
March 31, 2026 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$9,430	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

	Fair	Valuation
December 31, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$10,968	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

The aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS, at fair value, were as follows:

(in thousands)	March 31, 2026	December 31, 2025

Aggregate fair value	$9,430	$10,968
Contractual balance	9,549	11,044
Unrealized loss	(119)	(76)

The total amount of net gains from changes in fair value included in earnings for consumer loans HFS, at fair value, follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

Interest income	$1,686	$1,078
Change in fair value	21	(21)
Total included in earnings	$1,707	$1,057

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at
	March 31, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$751	$751
Commercial real estate:
Multi-Family	—	—	1,233	1,233
Total collateral-dependent loans	$—	$—	$1,984	$1,984

Other real estate owned:
Commercial real estate:
Nonowner-occupied	$—	$—	$896	$896
Total other real estate owned	$—	$—	$896	$896

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$412	$412
Nonowner-occupied	—	—	306	306
Commercial real estate:
Owner-occupied	—	—	1,260	1,260
Total collateral-dependent loans	$—	$—	$1,978	$1,978

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$328	$328
Commercial real estate:
Nonowner-occupied	—	—	949	$949
Total other real estate owned	$—	$—	$1,277	$1,277

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
March 31, 2026 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$751	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - Multi-Family	$1,233	Appraisal	Appraisal discounts	13% (13%)

Other real estate owned - commercial real estate nonowner-occupied	$896	Appraisal	Appraisal discounts	67% (67%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$412	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - residential real estate nonowner occupied	$306	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - commercial real estate owner-occupied	$1,260	Appraisal	Appraisal discounts	13%-70% (27%)

Other real estate owned - residential real estate	$328	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - commercial real estate nonowner-occupied	$949	Appraisal	Appraisal discounts	65% (65%)

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

During the three months ended March 31, 2026, and 2025, the Provision recorded for collateral-dependent loans was not material.

Other Real Estate Owned

OREO, which is carried at the lower of cost or fair value, is periodically assessed for impairment based on fair value at the reporting date. Fair value is determined from external appraisals or BPOs using judgments and estimates of external professionals. Many of these inputs are not observable and, accordingly, these measurements are classified as Level 3.

Detail of OREO carrying value and write downs follows:

(in thousands)	March 31, 2026	December 31, 2025

Other real estate owned carried at fair value	$896	$1,277
Total carrying value of other real estate owned	$896	$1,277

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Other real estate owned write-downs during the period	$53	$53

Financial Instruments

The carrying amounts and estimated exit price fair values of financial instruments follows:

		Fair Value Measurements at
		March 31, 2026:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$599,105	$599,105	$—	$—	$599,105
Available-for-sale debt securities	880,921	34,859	841,990	4,072	880,921
Held-to-maturity debt securities	4,775	—	4,775	—	4,775
Equity securities with a readily determinable fair value	945	—	945	—	945
Mortgage loans held for sale, at fair value	12,953	—	12,953	—	12,953
Consumer loans held for sale, at fair value	9,430	—	—	9,430	9,430
Consumer loans held for sale, at the lower of cost or fair value	19,399	—	—	19,489	19,489
Loans, net	5,275,133	—	—	5,243,154	5,243,154
Federal Home Loan Bank stock	27,014	—	—	—	NA
Accrued interest receivable	21,261	—	21,261	—	21,261
Mortgage servicing rights	6,693	—	17,702	—	17,702
Rate lock commitments	358	—	358	—	358
Mandatory forward contracts	400	—	400	—	400
Interest rate swap agreements - Bank clients and institutional swap dealer	5,116	—	5,116	—	5,116

Liabilities:
Noninterest-bearing deposits	$1,275,427	$—	$1,275,427	$—	$1,275,427
Transaction deposits	3,549,914	—	3,549,914	—	3,549,914
Time deposits	683,779	—	686,716	—	686,716
Securities sold under agreements to repurchase and other short-term borrowings	81,337	—	81,337	—	81,337
Federal Home Loan Bank advances	366,500	—	365,324	—	365,324
Accrued interest payable	4,258	—	4,258	—	4,258
Interest rate swap agreements - Bank clients and institutional swap dealer	5,116	—	5,116	—	5,116
Interest rate swap agreements on FHLB advances	1,855	—	1,855	—	1,855

		Fair Value Measurements at
		December 31, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$219,972	$219,972	$—	$—	$219,972
Available-for-sale debt securities	884,693	34,854	844,338	5,501	884,693
Held-to-maturity debt securities	4,944	—	4,929	—	4,929
Equity securities with a readily determinable fair value	945	—	945	—	945
Mortgage loans held for sale, at fair value	7,516	—	7,516	—	7,516
Consumer loans held for sale, at fair value	10,968	—	—	10,968	10,968
Consumer loans held for sale, at the lower of cost or fair value	17,027	—	—	17,124	17,124
Other loans held for sale, at the lower of cost or fair value	81,839	—	—	82,837	82,837
Loans, net	5,360,977	—	—	5,332,160	5,332,160
Federal Home Loan Bank stock	32,114	—	—	—	NA
Accrued interest receivable	22,291	—	22,291	—	22,291
Mortgage servicing rights	6,811	—	17,432	—	17,432
Rate lock commitments	279	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321

Liabilities:
Noninterest-bearing deposits	$1,173,461	$—	$1,173,461	$—	$1,173,461
Transaction deposits	3,378,084	—	3,378,084	—	3,378,084
Time deposits	651,602	—	652,942	—	652,942
Securities sold under agreements to repurchase and other short-term borrowings	88,504	—	88,504	—	88,504
Federal Home Loan Bank advances	506,000	—	508,892	—	508,892
Accrued interest payable	3,288	—	3,288	—	3,288
Mandatory forward contracts	29	—	29	—	29
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	2,674	—	2,674	—	2,674

10.MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily include residential mortgage originations and servicing.

Activity for mortgage loans HFS, at fair value, was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Balance, beginning of period	$7,516	$8,312
Origination of mortgage loans held for sale	47,990	41,233
Transferred from held for investment to held for sale	—	—
Proceeds from the sale of mortgage loans held for sale	(44,042)	(41,816)
Net gain on mortgage loans held for sale	1,489	1,411
Balance, end of period	$12,953	$9,140

The following table presents the components of mortgage banking income:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Net gain realized on sale of mortgage loans held for sale	$1,039	$1,283
Net change in fair value recognized on loans held for sale	(58)	(45)
Net change in fair value recognized on rate lock loan commitments	79	312
Net change in fair value recognized on forward contracts	429	(139)
Net gain recognized	1,489	1,411

Loan servicing income	831	825
Amortization of mortgage servicing rights	(495)	(415)
Net servicing income recognized	336	410
Total mortgage banking income	$1,825	$1,821

Activity for capitalized MSR’s was as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Balance, beginning of period	$6,811	$6,975
Additions	377	316
Amortized to expense	(495)	(415)
Balance, end of period	$6,693	$6,876

There was no valuation allowance for capitalized MSR’s for the three months ended March 31, 2026 and 2025.

Other information relating to MSR’s follows:

(dollars in thousands)	March 31, 2026	December 31, 2025

Fair value of mortgage servicing rights portfolio	$17,702	$17,432
Monthly weighted average prepayment rate of unpaid principal balance*	132%	131%
Discount rate	9.74%	9.74%
Weighted average foreclosure rate	0.08%	0.09%
Weighted average life in years	7.34	7.35
*	Rates are applied to individual tranches with similar characteristics.

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

The following table includes the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives:

	March 31, 2026		December 31, 2025
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$12,862	$12,953	$7,367	$7,516

Included in other assets:
Rate lock loan commitments	$34,774	$358	$12,617	$279
Mandatory forward contracts	38,505	400	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$16,280	$29

11.INTEREST RATE SWAPS

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

The following tables reflect information about swaps designated as cash flow hedges:

		March 31, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(1,855)	$100,000	$(2,674)

						March 31, 2026		December 31, 2025
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(1,855)	$100,000	$(2,674)

The following table reflects the total interest expense recorded on these swap transactions in the consolidated statements of income:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Total interest (benefit) expense on FHLB swap transactions	$120	$(46)

The following table presents the net gains (losses) recorded in OCI and the consolidated statements of income relating to the swaps designated as cash flow hedges:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Losses recognized in OCI on derivative (effective portion)	$699	$(1,440)

Losses reclassified from OCI on derivative (effective portion)	120	(46)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—

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

A summary of the Bank’s interest rate swaps related to clients is included in the following table:

		March 31, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$177,332	$2,562	$196,667	$3,922
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	87,630	(2,554)	69,628	(2,399)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$264,962	$8	$266,295	$1,523

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	87,630	2,554	69,628	2,399
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	177,332	(2,562)	196,667	(3,922)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$264,962	$(8)	$266,295	$(1,523)

Total		$529,924	$—	$532,590	$—

The Bank and its counterparties are required to pledge securities or cash as collateral when either party is in a net loss position exceeding $250,000 with the other party. As of March 31, 2026 and December 31, 2025, the Bank’s counterparties had cash of $0 and $0 pledged to the Bank, which were included in Interest-bearing deposits on the Company’s Balance Sheet. Conversely, the Bank had $1 million and $5 million pledged to its counterparties as of March 31, 2026 and December 31, 2025, which were included in Cash and cash equivalents on the Company’s Balance Sheet.

12.EARNINGS PER SHARE

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

A reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the basic and diluted EPS computations follows:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025

Net income	$42,569	$47,268
Dividends declared on Common Stock:
Class A Shares	(8,603)	(7,799)
Class B Shares	(967)	(882)
Undistributed net income for basic earnings per share	32,999	38,587
Weighted average potential dividends on Class A Shares upon exercise of dilutive options	(17)	(39)
Undistributed net income for diluted earnings per share	$32,982	$38,548

Weighted average shares outstanding:
Class A Shares	17,647	17,561
Class B Shares	2,148	2,150
Effect of dilutive securities on Class A Shares outstanding	35	86
Weighted average shares outstanding including dilutive securities	19,830	19,797

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45
Undistributed earnings per share*	1.68	1.98
Total basic earnings per share - Class A Common Stock	$2.18	$2.43

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41
Undistributed earnings per share*	1.53	1.80
Total basic earnings per share - Class B Common Stock	$1.98	$2.21

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45
Undistributed earnings per share*	1.68	1.97
Total diluted earnings per share - Class A Common Stock	$2.18	$2.42

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41
Undistributed earnings per share*	1.53	1.79
Total diluted earnings per share - Class B Common Stock	$1.98	$2.20
*

To arrive at undistributed earnings per share, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted-average shares for each class.

Stock options excluded from the detailed EPS calculation because their impact was antidilutive are as follows:

	Three Months Ended
	March 31,
	2026	2025

Antidilutive stock options	62,480	43,612
Average antidilutive stock options	55,787	35,218

13.OTHER COMPREHENSIVE INCOME

OCI components and related tax effects were as follows:

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$(4,202)	$4,917
Income tax expense related to items of other comprehensive income	1,056	(1,230)
Net of tax	$(3,146)	$3,687

Derivatives:
Change in fair value of derivatives	699	(1,440)
Reclassification amount for net derivative (gains) losses realized in income	120	(46)
Net losses	819	(1,486)
Tax effect	(205)	372
Net of tax	614	(1,114)

Total other comprehensive income components, net of tax	$(2,532)	$2,573

The following is a summary of the AOCI balances, net of tax:

		2026
(in thousands)	December 31, 2025	Change	March 31, 2026

Unrealized gain (loss) on AFS debt securities	$(2,397)	$(3,146)	$(5,543)
Unrealized gain (loss) on derivatives	(2,005)	614	(1,391)
Total unrealized gain (loss)	$(4,402)	$(2,532)	$(6,934)

		2025
(in thousands)	December 31, 2024	Change	March 31, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$3,687	$(10,066)
Unrealized gain (loss) on derivatives	(485)	(1,114)	(1,599)
Total unrealized gain (loss)	$(14,238)	$2,573	$(11,665)

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present the Company’s net revenue and net revenue concentration by reportable segment:

	Three Months Ended March 31, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$59,327	$3,900	$63,227	$11,430	$3,037	$12,758	$27,225	$90,452

Noninterest income:
Service charges on deposit accounts	3,859	22	3,881	—	1	1	2	3,883
Net refund transfer fees	—	—	—	9,525	—	—	9,525	9,525
Mortgage banking income (1)	1,825	—	1,825	—	—	—	—	1,825
Interchange fee income	2,839	—	2,839	33	1	—	34	2,873
Program fees (1)	—	—	—	—	776	3,773	4,549	4,549
Increase in cash surrender value of BOLI (1)	930	—	930	—	—	—	—	930
Net losses on other real estate owned	(50)	—	(50)	—	—	—	—	(50)
Gain on sale of Republic Bank Finance ("RBF") loans/leases (1)	5,845	—	5,845	—	—	—	—	5,845
Other	527	2	529	50	—	—	50	579
Total noninterest income	15,775	24	15,799	9,608	778	3,774	14,160	29,959

Total net revenue	$75,102	$3,924	$79,026	$21,038	$3,815	$16,532	$41,385	$120,411

Net-revenue concentration (2)	63%	3%	66%	17%	3%	14%	34%	100%

	Three Months Ended March 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$53,321	$3,028	$56,349	$29,812	$3,994	$12,533	$46,339	$102,688

Noninterest income:
Service charges on deposit accounts	3,439	20	3,459	—	—	1	1	3,460
Net refund transfer fees	—	—	—	13,893	—	—	13,893	13,893
Mortgage banking income (1)	1,821	—	1,821	—	—	—	—	1,821
Interchange fee income	3,044	—	3,044	33	—	—	33	3,077
Program fees (1)	—	—	—	—	767	3,055	3,822	3,822
Increase in cash surrender value of BOLI (1)	793	—	793	—	—	—	—	793
Net losses on other real estate owned	(53)	—	(53)	—	—	—	—	(53)
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	2,230	—	2,230	21	—	—	21	2,251
Total noninterest income	15,364	20	15,384	13,947	767	3,056	17,770	33,154

Total net revenue	$68,685	$3,048	$71,733	$43,759	$4,761	$15,589	$64,109	$135,842

Net-revenue concentration (2)	51%	2%	53%	32%	4%	11%	47%	100%

(1)	Revenue is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

15. SEGMENT INFORMATION

Reportable segments are determined by the type of products and services offered and the level of information provided to the CODM, who uses such information to review performance of various components of the business (such as banking centers and business units), which are then aggregated if operating performance, products/services, and clients are similar. The Company’s Executive Chair/CEO serves as the Company’s CODM. Income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of March 31, 2026, the Company was divided into five reportable segments: Traditional Banking, Warehouse Lending, TRS, RPS, and RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

Segment information follows:

	Three Months Ended March 31, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$59,327	$3,900	$63,227	$11,430	$3,037	$12,758	$27,225	$90,452

Provision for expected credit loss expense	705	(311)	394	5,342	—	4,044	9,386	9,780

Net refund transfer fees	—	—	—	9,525	—	—	9,525	9,525
Mortgage banking income	1,825	—	1,825	—	—	—	—	1,825
Program fees	—	—	—	—	776	3,773	4,549	4,549
Gain on sale of Republic Bank Finance ("RBF") loans/leases	5,845	—	5,845	—	—	—	—	5,845
Other noninterest income (1)	8,105	24	8,129	83	2	1	86	8,215
Total noninterest income	15,775	24	15,799	9,608	778	3,774	14,160	29,959

Salaries and employee benefits	26,639	723	27,362	2,525	999	1,231	4,755	32,117
Technology, Equipment, and Communication	6,802	48	6,850	89	20	987	1,096	7,946
Occupancy	3,539	31	3,570	67	6	5	78	3,648
Marketing and development	590	—	590	57	—	1,131	1,188	1,778
FHLB advances early termination penalties	2,316	—	2,316	—	—	—	—	2,316
Other noninterest expense (2)	6,502	134	6,636	527	154	124	805	7,441
Total noninterest expense	46,388	936	47,324	3,265	1,179	3,478	7,922	55,246

Income (loss) before income tax expense	28,009	3,299	31,308	12,431	2,636	9,010	24,077	55,385
Income tax expense (benefit)	6,757	792	7,549	2,720	576	1,971	5,267	12,816

Net income (loss)	$21,252	$2,507	$23,759	$9,711	$2,060	$7,039	$18,810	$42,569

Period-end assets	$6,060,972	$629,878	$6,690,850	$69,707	$349,831	$142,891	$562,429	$7,253,279

Period-end loans	$4,596,291	$629,848	5,226,139	$9,159	$—	$131,675	$140,834	$5,366,973

Period-end deposits	$4,996,617	$40,083	5,036,700	$63,277	$349,831	$59,312	$472,420	$5,509,120

Net interest margin	4.10%	2.59%	3.96%	NM	NM	NM	NM	5.46%

Net-revenue concentration*	63%	3%	66%	17%	3%	14%	34%	100%

	Three Months Ended March 31, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$53,321	$3,028	$56,349	$29,812	$3,994	$12,533	$46,339	$102,688

Provision for expected credit loss expense	(769)	47	(722)	15,427	—	2,967	18,394	17,672

Net refund transfer fees	—	—	—	13,893	—	—	13,893	13,893
Mortgage banking income	1,821	—	1,821	—	—	—	—	1,821
Program fees	—	—	—	—	767	3,055	3,822	3,822
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income (1)	9,453	20	9,473	54	—	1	55	9,528
Total noninterest income	15,364	20	15,384	13,947	767	3,056	17,770	33,154

Salaries and employee benefits	26,258	693	26,951	2,198	867	1,053	4,118	31,069
Technology, Equipment, and Communication	7,447	35	7,482	185	17	959	1,161	8,643
Occupancy	3,463	30	3,493	61	5	5	71	3,564
Marketing and development	288	—	288	75	—	1,024	1,099	1,387
Contract conversion and related consulting fees	5,714	—	5,714	—	—	—	—	5,714
Other noninterest expense (2)	6,736	114	6,850	704	171	106	981	7,831
Total noninterest expense	49,906	872	50,778	3,223	1,060	3,147	7,430	58,208

Income before income tax expense	19,548	2,129	21,677	25,109	3,701	9,475	38,285	59,962
Income tax expense	3,836	480	4,316	5,498	806	2,074	8,378	12,694

Net income	$15,712	$1,649	$17,361	$19,611	$2,895	$7,401	$29,907	$47,268

Period-end assets	$5,797,416	$569,862	$6,367,278	$192,037	$386,362	$129,878	$708,277	$7,075,555

Period-end loans	$4,566,359	$569,502	$5,135,861	$36,185	$—	$117,747	$153,932	$5,289,793

Period-end deposits	$4,741,912	$39,961	$4,781,873	$178,510	$386,361	$59,148	$624,019	$5,405,892

Net interest margin	3.79%	2.68%	3.70%	NM	4.55%	NM	NM	6.28%

Net-revenue concentration*	51%	2%	53%	32%	4%	11%	47%	100%

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

The following table summarizes information related to the Company’s qualified low-income housing investments and obligations:

(in thousands)		March 31, 2026		December 31, 2025
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$106,298	$32,914	$96,236	$42,976
Life-to-date amortization		(33,207)	NA	(30,262)	NA
Low-income housing tax credit - Net		$73,091	$32,914	$65,974	$42,976
(1)	All obligations will be paid by the Company by December 31, 2039.
(2)	All obligations will be paid by the Company by December 31, 2040.

The following table summarizes the amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments:

	Three Months Ended March 31,
(in thousands)	2026	2025

Amortization expense	$2,945	$2,305
Tax credits recognized	(3,632)	(3,175)

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q (this “report”) contains statements relating to future results of Republic Bancorp, Inc. that are considered “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements are principally, but not exclusively, contained in this section of the report and Part I Item 1 “Financial Statements.”

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

There is no assurance that the following list of risks and uncertainties is complete. However, risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements include:

Financial, Economic, and Market Risks

●	Litigation and regulatory outcomes, including liabilities, costs, expenses, settlements, judgments, or adverse decisions in litigation or regulatory proceedings.
●	Interest rate fluctuations and U.S. Treasury yield curve shifts, which may affect the Company’s net interest income, NIM, mortgage banking operations, warehouse lending operations and overall interest rate risk profile.
●	Magnitude and frequency of changes to the FFTR implemented by the FOMC.
●	Changes in fiscal, monetary, tax, or regulatory policies, including federal and/or statutory tax rates, regulatory rules or standards, which may impact the Company’s operations and compliance requirements.
●	Changes in ASUs, including the introduction of new accounting standards that may affect financial reporting and disclosures.
●	Economic and political conditions, including inflation, recession, geopolitical developments, risk of further government shutdowns, and U.S government efforts to control related trends, which could disrupt financial markets, consumer confidence, or spending behaviors.
●	Market volatility and capital market disruptions, including liquidity pressures and pricing shifts that may affect investment securities, funding sources, and investor sentiment.
●	Disruption of the U.S. and global financial system, including volatility in the capital and bond markets, inflationary pressures, tariffs, threats to the FRB’s independence and potential global economic downturns.
●	Changes in investor sentiment or behavior, which may affect the Company’s stock price, funding costs, and strategic flexibility.

●	Changes in consumer/business spending or savings behavior, which may impact loan demand, deposit levels, and overall economic activity.

Credit and Liquidity Risks

●	Ability to effectively manage capital and liquidity, particularly during periods of economic stress or market disruption.
●	Credit quality deterioration, including changes in customer and counterparty creditworthiness, the ACLL, the ACLC, charge-offs, or impairments in investment securities, goodwill, MSR’s, or DTA’s.
●	Accuracy of assumptions and estimates, including those used in establishing the ACLL, ACLC, and other financial models.
●	Model risk, including reliance on complex financial models for CECL, fair value, and stress testing, and the potential for material error or miscalibration.

Operational and Strategic Execution Risks

●	Competitive product and pricing pressures across the Company’s five reportable segments, which may impact volume, market share, margins, and profitability.
●	Projections of financial performance, including incorrect assumptions by management of future financial performance regarding revenue, expenses, cost saving opportunities, capital expenditures, EPS, dividends, and capital structure, which may differ materially from actual results.
●	Operational changes and integration risk, including:
o	Financial and operational impact thresholds that trigger enhanced governance reviews;
o	Integration challenges from acquired institutions, new systems and related savings realization;
o	AI, particularly generative AI, adoption risks including performance failures, bias, or reliance on third-party AI vendors, and more effective adoption by industry competitors;
o	Third-party/vendor dependencies, including contractual, data security, and operational integrity risks; and
o	Cross-departmental impact, which introduces complexity and coordination risk, potentially requiring multiple governance body reviews.
●	Dependence on key contracts and partners, including:
o	Nonrenewal of major contracts (e.g., with marketer-servicers in TRS);
o	Ability to qualify for or realize tax-credit incentives;
o	Achievement of cost savings from system implementations; and
o	Replacement of lost revenue from expiring or terminated arrangements.
●	ERA/RA and RT volume realization risk, including the ability of Tax Providers to successfully market and deliver expected volumes.
●	RPS’ largest segment marketer-servicer’s ability to meet minimum contractual average deposit thresholds to earn revenue share payments.
●	Qualification for future R&D federal tax credits.

Technology, Cybersecurity, and Compliance Risks

●	Technology and cybersecurity risk, including internal control deficiencies, system failures, cyberattacks, data breaches, business continuity issues, and third-party service disruptions.
●	Ability to maintain the security of financial, accounting, technology, data processing, and operational systems, including resilience against unauthorized access or system failures.
●	Ability to withstand disruptions caused by failures of third-party systems or vendors.
●	Effectiveness of the Company’s risk management and governance framework, including internal control environment, disclosure controls, Anti-Money Laundering/Office of Foreign Assets Control compliance, third-party risk management and Board and audit committee of the Board oversight.
●	Data privacy and regulatory compliance risk, including evolving federal and state privacy laws (such as Gramm-Leach-Bliley Act, California Consumer Privacy Act, California Privacy Rights and Enforcement Act) and potential for regulatory penalties or reputational harm.

Environmental, Social, and Geopolitical Risks

●	Operational disruptions from natural disasters, pandemics, climate-related physical risks, and sustainability-related reputation or regulatory concerns.

●	Exposure to climate-related transition risks, including regulatory shifts, carbon pricing, and potential stranded asset exposures.
●	Geopolitical and supply chain risk, including trade tensions, regional conflicts, and disruptions to vendor or operational continuity.

Other Risks

●	Other risks and uncertainties reported from time to time in the Company’s reports with the SEC, including Part 1 Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the Bank maintained an ACLL for expected credit losses inherent in Company’s loan portfolio, which includes overdrawn deposit accounts. Management evaluates the adequacy of the ACLL monthly and presents and discusses the ACLL with the Audit Committee and the Board quarterly.

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

As of March 31, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Banking Operations:

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Bank segment provides traditional banking products and services primarily to customers in the Company’s market footprint, with all products and services generally offered under the Company’s traditional RB&T brand. As of March 31, 2026, Republic had 47 full-service banking centers with locations as follows:

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

Traditional Bank results of operations are primarily dependent upon net interest income, which represents the difference between the interest income and fees on interest-earning assets and the interest expense on interest-bearing liabilities used to fund those assets. Principal interest-earning Traditional Bank assets represent investment securities and commercial and consumer loans primarily secured by real estate and/or personal property. Interest-bearing liabilities primarily consist of interest-bearing deposit accounts, SSUAR, and short-term and long-term borrowing sources. FHLB advances have traditionally served as a significant borrowing and liquidity source for the Bank. Net interest income is impacted by both changes in the amount and composition of interest-earning assets and interest-bearing liabilities, as well as market interest rates.

Other sources of Traditional Bank income include service charges on consumer and commercial deposit accounts, mortgage banking income, debit and credit card interchange fee income, title insurance commissions, swap fee income and increases in the cash surrender value of BOLI.

Traditional Bank operating expenses consist primarily of salaries and employee benefits; technology, equipment, and communication; occupancy; interchange related expense; marketing and development; FDIC insurance expense; and various other general and administrative costs. Traditional Bank results of operations are significantly impacted by general economic and competitive conditions, particularly changes in market interest rates, government laws and policies, and actions of regulatory agencies.

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

Single-family, first-lien RRE loans with fixed-rate periods of 15, 20, and 30 years are primarily originated and sold into the secondary market. MSR’s attached to the sold portfolio are either sold along with the loan or retained. Loans sold into the secondary market, along with their corresponding MSR’s, are included as a component of the Company’s Traditional Bank segment, as discussed elsewhere in this report. The Bank, as it has in the past, may retain such longer-term, fixed-rate loans from time to time in the future to help combat NIM compression.

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

Correspondent Lending — The Bank, on occasion, has purchased select blocks of single family, first-lien mortgage loans for investment from Warehouse Lending clients through its Correspondent Lending channel. These loans were purchased at a premium that is amortized into interest income over the expected life of the loan utilizing the level-yield. Loans acquired through the Correspondent Lending channel are generally made to borrowers outside of the Bank’s historical market footprint.

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

C&I loans typically include those secured by general business assets, which consist of equipment, accounts receivable, inventory, and other business assets owned by the borrower/guarantor. Credit facilities include annually renewable LOCs and term loans with maturities typically ranging from three to five years and may also involve financial covenant requirements. These requirements are monitored by the Bank’s CCAD. Underwriting for C&I loans is based upon the borrower’s capacity to repay these loans from operating cash flows, typically measured by reviewing earnings before interest, taxes, depreciation and amortization, with capital strength, collateral, and management experience also important underwriting considerations. The targeted C&I credit size for client relationships is typically between $1 million and $10 million, with higher targets between $10 million and $35 million targeted by the Corporate Banking group.

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

Lease financing receivables, which are generally direct financing leases, are reported at their principal balance outstanding, including any lease residual amount, net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on the basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. During the fourth quarter of 2025, approximately $82 million of loans and leases were reclassified from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The transaction closed in February 2026 and the Traditional Bank recorded a gain, net of broker commissions, of $5.8 million during the first quarter of 2026.

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

Consumer Lending — Traditional Bank consumer loans include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards originated to borrowers primarily located within the Bank’s market footprint or in an adjoining market. In 2024, the Traditional Bank ceased originating new consumer credit cards and sold its $5 million portfolio in the second quarter of 2025, recognizing a $328,000 pre-tax gain in other noninterest income. With the exception of home equity loans, which are actively marketed in conjunction with single-family, first-lien RRE loans, other Traditional Banking consumer loan products, while available, are not and have not been actively promoted within the Bank’s markets.

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

See additional discussion regarding the Traditional Banking segment under the Footnote titled “Segment Information” of Part I Item 1 “Financial Statements.”

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

See additional discussion regarding the Warehouse Lending segment under the Footnote titled “Segment Information” of Part I Item 1 “Financial Statements.”

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

Refund Advances:

The RA loan product is a loan made in conjunction with the filing of a taxpayer’s federal tax return, which allows the taxpayer to borrow funds as an advance of a portion of their tax refund. The RA product had the following features during the 2025 and 2026 Tax Seasons:

●	Offered only during the first two months of each year;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $6,250 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods were available through most Tax Providers, including direct deposit, prepaid card, or check, based on the taxpayer-customer’s election;
●	Repayment of the RA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the RA:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

Early Season Refund Advances:

Since its introduction in December of 2022, the ERA loan product has been structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2025 and 2026 Tax Seasons:

●	Only offered during December and the following January in connection with the upcoming first quarter tax business for each period;
●	The taxpayer was given the option to choose from multiple loan-amount tiers, subject to underwriting, up to a maximum advance amount of $2,000 for both the 2025 and 2026 Tax Seasons;
●	No requirement that the taxpayer pays for another bank product, such as an RT;
●	Multiple disbursement methods available through most Tax Providers, including direct deposit or prepaid card, based on the taxpayer-customer’s election;
●	Repayment of the ERA to the Bank via deduction from the taxpayer’s tax refund proceeds; and
●	If a tax refund is insufficient to repay the ERA, including but not limited to the failure to file a final federal tax return through a Republic Tax Provider:
●	there is no recourse to the taxpayer,
●	no negative credit reporting on the taxpayer, and
●	no collection efforts against the taxpayer.

The Company reports fees earned for ERAs/RAs as “Interest income on loans.” The number of days for delinquency eligibility is based on management’s annual analysis of tax return processing times. RAs, including ERAs that were originated related to the first quarter 2025 Tax Season were repaid, on average, within 32 days after the taxpayer’s tax return was submitted to the applicable taxing authority. Since ERAs/RAs do not have a contractual due date, the Company considered the advance delinquent during 2026 if it remained unpaid 35 days after the taxpayer’s tax return was submitted to the applicable taxing authority.

Provisions on ERAs/RAs are estimated when advances are made. Unpaid ERAs/RAs, related to the first quarter tax filing season of a given year are considered delinquent at June 30th of that year and charged-off. In addition, RAs that are subject to Tax Provider loan loss guarantees will be charged-off as of June 30th and immediately recorded as recoveries of previously charged-off loans with corresponding receivables recorded in other assets for the Tax Provider guarantees. Corresponding receivables are settled during the third quarter of each year. RAs collected during the second half of each year, not subject to loan loss guarantee arrangements, are recorded as recoveries of previously charged-off loans.

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

Issuing Solutions:

The RPS segment offers prepaid and debit solutions primarily marketed to the consumer industry. Prepaid solutions include the issuing of payroll and general purpose reloadable cards. Characteristics of these cards include the following:

●	Similar to a traditional debit card with features including traditional POS purchasing, ATM/ITM withdrawals and direct deposit;
●	Funds associated with these products are typically held in pooled accounts at the Bank, with the Bank maintaining records of individual balances within these pooled accounts; and
●	Payroll cards facilitate the loading of an employer’s payroll onto a card via direct deposit, with payroll and general purpose reloadable cards generally distributed through retail locations and reloadable through participating retail load networks.

Debit solutions include the issuing of DDAs, savings accounts and/or debit cards. In addition to offering traditional POS purchasing, ATM/ITM withdrawals, and direct deposit options, these accounts may include overdraft protection.

Money Movement Capabilities:

Through RPS, the Bank participates in traditional money movement solutions including ACH transactions, wire transfers, check processing, and the Mastercard Remote Payment and Presentment Service. These capabilities are also complementary products facilitating the movement of money for other RPG divisions.

The Company reports its share of client-related charges and fees for RPS programs as noninterest income under “Program fees.” Additionally, the Company’s portion of interchange revenue generated by prepaid card transactions is reported as noninterest income under “Interchange fee income.” The Company began sharing interest income revenue with its largest prepaid marketer-servicer during 2024, with the interest shared reported as “Interest expense on deposits.” The Company did not share interest income revenue with its largest prepaid marketer-servicer during 2025 and the first three months of 2026, as minimum deposit balance thresholds were not met.

See additional discussion regarding the RPS segment under the Footnote titled “Segment Information” of Part I Item 1 “Financial Statements.”

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

OVERVIEW (Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025)

Total Company net income for the first quarter of 2026 was $42.6 million, a decrease of $4.7 million, or 10%, from the same period in 2025. Diluted EPS declined 10% to $2.18 for the first quarter of 2026 compared to $2.42 for the same period in 2025.

Comparability between the two first-quarter periods was significantly impacted by several nonrecurring or infrequent items, both favorable and unfavorable. These items, net of income taxes, were as follows:

(i)	a $4.4 million after-tax favorable impact from the 2026 gain on sale of RBF;
(ii)	a $1.8 million after-tax unfavorable impact from a 2026 penalty incurred in connection with the strategic early payoff of long-term FHLB advances;
(iii)	a $8.4 million after-tax unfavorable impact in 2026 associated with the nonrenewal of TRS’ largest Tax Provider contract;
(iv)	a $3.3 million after-tax unfavorable impact for a 2025 gain on sale of Visa Class B-1 common shares;
(v)	a $1.3 million after-tax unfavorable impact related to a 2025 insurance recovery; and
(vi)	a $4.6 million after-tax favorable impact related to the 2025 core system deconversion and related consulting fees.

Total Company net income, adjusted for the above nonrecurring or infrequent items (non-GAAP) was $39.9 million for the first quarter of 2026, an increase of $1.0 million, or 3% , compared to the first quarter of 2025.

The following were the most significant components comprising the total Company’s net income fluctuation by reportable segment:

(I)	Traditional Banking segment

●	Net income increased $5.5 million, or 35%, from the first quarter of 2025 to the first quarter of 2026.

●	Net interest income increased $6.0 million, or 11%, from the first quarter of 2025 to the first quarter of 2026.

●	Provision was a net charge of $705,000 for the first quarter of 2026 compared to a net credit of $769,000 for the same period in 2025.

●	As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.39% as of March 31, 2026, compared to 1.40% as of December 31, 2025 and 1.29% as of March 31, 2025.

●	Noninterest income increased $411,000, or 3%, from the first quarter of 2025 to the first quarter of 2026. Results in both periods included several notable nonrecurring or infrequent items.

o	On December 31, 2025, the Traditional Bank transferred approximately $82 million of loans and lease financing receivables from held for investment to HFS pursuant to a signed agreement to sell substantially all of the assets of the St. Louis-based RBF Division acquired in the 2023 CBank acquisition. The transaction closed in the first quarter of 2026 and the Traditional Bank generated a pre-tax gain, net of broker commissions, of approximately $5.8 million.

o	During the first quarter of 2025, the Traditional Bank recorded a $4.1 million pre-tax gain on sale of Visa Class B-1 shares that had been carried at a zero book values since received in the 2008 Visa initial public offering.

o	During the first quarter of 2025, the Traditional Bank recorded a $1.6 million pre-tax insurance recovery related to a Marine Lending charge-off originally recognized in the third quarter of 2024.

●	Noninterest expense decreased $3.5 million, or 7%, from the first quarter of 2025 to the first quarter of 2026. Results in both periods included several notable nonrecurring or infrequent items.

o	During the first quarter of 2026, the Traditional Bank prepaid $220 million of long-term fixed-rate FHLB advances, incurring a $2.3 million pre-tax early termination penalty.

o	During the first quarter of 2025, the Traditional Bank recorded $5.7 million of pre-tax core system deconversion and related consulting fees.

●	Total Traditional Bank loans outstanding increased $50 million, or 1%, from December 31, 2025 to $4.60 billion as of March 31, 2026.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.69% as of March 31, 2026 compared to 0.52% as of December 31, 2025 and 0.50% as of March 31, 2025.

●	Delinquent loans to total loans for the Traditional Bank segment was 0.72% as of March 31, 2026 compared to 0.31% as of December 31, 2025 and 0.20% as of March 31, 2025.

●	Total Traditional Bank deposits increased $232 million, or 5%, from December 31, 2025 to $5.00 billion as of March 31, 2026.

(II)	Warehouse Lending segment

●	Net income increased $858,000, or 52%, from the first quarter of 2025 to the first quarter of 2026.

●	Net interest income increased $872,000, or 29%, from the first quarter of 2025 to the first quarter of 2026.

●	Provision was a net credit of $311,000 for the first quarter of 2026 compared to a net charge of $47,000 for the same period in 2025.

●	As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2026, December 31, 2025, and March 31, 2025.

●	Total Warehouse loans outstanding decreased $124 million, or 16%, from December 31, 2025 to $630 million as of March 31, 2026.

●	Average committed Warehouse lines of credit increased to $1.22 billion during the first quarter of 2026 from $968 million during the first quarter of 2025, while average line utilization increased to 50% from 47% over the same periods.

(III)	Tax Refund Solutions segment

●	Net income decreased $9.9 million, or 50%, from the first quarter of 2025 to the first quarter of 2026.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $8.4 million of net income to first quarter 2025 operating results, consisting of: $17.7 million in net interest income, $9.0 million in provision expense, $3.1 million in RT fees and $967,000 in noninterest expense.

TRS net income, adjusted for the above contract nonrenewal (non-GAAP) decreased $1.5 million, or 13%, from the first quarter of 2025 to the first quarter of 2026, generally due to declines in both RA and RT fundings.

●	Net interest income decreased $18.4 million from the first quarter of 2025 to the first quarter of 2026.

●	Provision was net charge of $5.3 million during the first quarter of 2026 compared to a net charge of $15.4 million for the same period in 2025.

●	Noninterest income decreased $4.3 million from the first quarter of 2025 to the first quarter of 2026.

●	Noninterest expense increased $42,000 from the first quarter of 2025 to the first quarter of 2026.

(IV)Republic Payment Solutions segment

●	Net income decreased $835,000, or 29%, from the first quarter of 2025 to the first quarter of 2026.
●	Net interest income decreased $957,000 from the first quarter of 2025 to the first quarter of 2026.

●	Noninterest income was $778,000 for the first quarter of 2026 compared to $767,000 for the first quarter of 2025.

●	Noninterest expense totaled $1.2 million for the first quarter of 2026 compared to $1.1 million for the first quarter of 2025.
●	Total RPS deposits increased $35 million, or 11%, from December 31, 2025 to $350 million as of March 31, 2026.

(V)	Republic Credit Solutions segment

●	Net income decreased $362,000, or 5%, from the first quarter of 2025 to the first quarter of 2026.

●	Net interest income increased $225,000 from the first quarter of 2025 to the first quarter of 2026.

●	Provision was a net charge of $4.0 million during the first quarter of 2026 compared to a net charge of $3.0 million for the same period in 2025.

●	As a percentage of total RCS loans, the RCS ACLL was 15.10% as of March 31, 2026, compared to 17.15% as of December 31, 2025 and 17.03% as of March 31, 2025.

●	Noninterest income increased $718,000, or 23%, from the first quarter of 2025 to the first quarter of 2026.

●	Noninterest expense totaled $3.5 million for the first quarter of 2026 compared to $3.1 million for the same period in 2025.

●	Total RCS loans outstanding increased $18 million, or 16%, from December 31, 2025 to $132 million as of March 31, 2026.

●	Nonperforming loans to total loans for the RCS segment was 0.05% as of March 31, 2026 compared to 0.14% as of December 31, 2025 and 0.10% as of March 31, 2025.

●	Delinquent loans to total loans for the RCS segment was 7.36% as of March 31, 2026 compared to 7.87% as of December 31, 2025 and 7.03% as of March 31, 2025.

RESULTS OF OPERATIONS (Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025)

Net Interest Income

See the section titled “Asset/Liability Management and Market Risk” in this section of the document regarding the Bank’s interest rate sensitivity.

Traditional Bank results of operations are primarily dependent upon net interest income, which represents the spread between interest income and fees on interest-earning assets and interest expense on interest-bearing liabilities used to fund those assets. Interest-earning assets primarily consist of investment securities and commercial and consumer loans secured by real estate and/or personal property, while funding sources include interest-bearing deposit accounts, SSUAR, and short- and long-term borrowings. FHLB advances have historically served as a significant source of wholesale funding and liquidity. Accordingly, net interest income is influenced by changes in the volume and mix of interest-earning assets and liabilities, as well as movements in market interest rates.

On December 10, 2025, the FRB lowered the FFTR by 25 basis points to 3.75%, where it remained as of March 31, 2026. This reduction follows cumulative rate cuts totaling 175 basis points enacted across several FOMC meetings since September 2024. While the FFTR is currently maintained within a target range of 3.50% to 3.75%, recent FOMC commentary suggests additional rate cuts are possible in 2026.

Total Company net interest income was $90.5 million during the first quarter of 2026 compared to $102.7 million during the first quarter of 2025, representing a $12.2 million or 12% decrease. Total Company NIM decreased 82 basis points to 5.46% for the first quarter of 2026 compared to 6.28% for the first quarter of 2025, primarily driven by a reduction in RPG net interest income.

The following were the most significant components comprising the total Company’s net interest income and NIM fluctuations by reportable segment:

(I)	Traditional Banking segment

Traditional Bank net interest income was $59.3 million for the first quarter of 2026, a $6.0 million, or 11%, increase from $53.3 million achieved during the first quarter of 2025. The increase in net interest income was primarily driven by period-over-period growth in average interest-earning assets and NIM expansion. Overall, the Traditional Bank’s NIM increased from 3.79% during the first quarter of 2025 to 4.10% during the first quarter of 2026, consistent with increased average interest-earning assets, improved asset yields and significant decrease in cost of funds.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the first quarter of 2025 and the first quarter of 2026 were as follows:

●	From 2024 through the first nine months of 2025, management maintained a more conservative lending-pricing strategy, which, as expected, resulted in slower origination volumes across most product categories during that period. Management shifted this approach in the fourth quarter of 2025, contributing to a $32 million increase in average Traditional Bank loans during the fourth quarter of 2025. Given the positively sloped yield curve, management expects to continue this pricing strategy, provided market conditions remain favorable and funding costs remain stable.

●	Traditional Bank average loans increased $42 million, or 1%, from $4.58 billion with a weighted-average yield of 5.61% during the first quarter of 2025 to $4.62 billion with a weighted-average yield of 5.64% during the first quarter of 2026. The increase in yield was driven primarily by the runoff of lower-yielding loans through amortization and payoffs, combined with the origination of new loans at higher market rates. Growth in average loans was partially offset by the sale of approximately $82 million of RBF loans and leases during the first quarter of 2026 which were reclassified from held for investment to HFS as of December 31, 2025.

●	Average interest-earning cash—managed as a separate but complementary component of the Company’s investment portfolio—declined $172 million, or 33%, to $344 million during the first quarter of 2026, compared to $517 million during the first quarter of 2025. Average interest-earning cash balances declined from the prior period, as excess liquidity was deployed into the investment portfolio, which offered more attractive yields as a result of a steeper yield curve. The weighted-average yield on interest-earning cash declined from 4.45% during the first quarter of 2025 to 3.66% during the first quarter of 2026, reflecting the 75-basis point decline in the FFTR between the periods.

●	Average investments increased $287 million, or 46%, to $907 million with a weighted-average yield of 4.24% during the first quarter of 2026, compared to $620 million with a weighted-average yield of 3.48% during the first quarter of 2025. The increase in yield was driven primarily by a more favorable yield curve and the strategic redeployment of cash from maturing investments into longer-term securities that offered yields superior to overnight interest-earning cash alternatives.

The Traditional Bank’s average cost of interest-bearing liabilities decreased from 2.06% during the first quarter of 2025 to 1.65% during the first quarter of 2026 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits declined to 1.99% during the first quarter of 2026 from 2.25% during the first quarter of 2025, while average interest-bearing deposit balances increased $277 million, or 8%, over the same period. Growth in interest-bearing deposits included a combined $326 million increase in average balances across business and consumer money market accounts, time deposits, brokered deposits, and reciprocal deposits, each of which generally carries premium pricing. This growth was partially offset by a $49 million decline in average transaction account balances, including an $11 million decrease in third-party listing service deposits.

●	Average FHLB advances decreased $94 million, from $521 million during the first quarter of 2025 to $427 million during the first quarter of 2026, while the weighted-average cost declined to 4.19% from 4.39% over the same period. The lower cost primarily reflected reduced reliance on overnight borrowings, combined with lower overnight funding rates resulting from the decline in the FFTR.

In addition, the Traditional Bank prepaid $220 million of long-term fixed rate FHLB advances in late March 2026 carrying a weighted-average cost of 4.57%, incurring a $2.3 million pre-tax early termination penalty. Based on the current interest-rate environment, management expects to recoup the penalty within approximately 1.2 years through a combination of reducing overnight cash balances, currently earning approximately 3.65%, and/or borrowing overnight, which currently costs approximately 3.75%.

●	Average noninterest-bearing deposits declined $13 million, or 1%, from the first quarter of 2025 to the first quarter of 2026. This decline reflects an industry-wide trend that began in late 2022, as the interest-rate environment—particularly during periods of an inverted yield curve—combined with heightened deposit competition, has continued to make premium-rate interest-bearing checking and savings products more attractive to both consumer and business clients.

Management believes that additional reductions in the FFTR are unlikely to positively impact the Traditional Bank’s net interest income or net interest margin. The ultimate impact of recent or future FFTR decreases will depend on several factors, including the continued shift from noninterest-bearing to interest-bearing deposits, the shape and steepness of the yield curve, customer demand for the Company’s lending and deposit products, the Company’s ability to lower deposit costs in line with benchmark rate declines, and overall liquidity requirements.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

(II)	Warehouse Lending segment

Warehouse Lending net interest income increased $872,000, or 29%, from the first quarter of 2025 to the first quarter of 2026, as total interest income increased $1.5 million, or 18%, partially offset by a $643,000, or 12%, increase in interest expense. Although Warehouse NIM and loan yields declined 92 basis points and 72 basis points, from the first quarter of 2025 to the first quarter of 2026, results benefited from higher average outstanding balances, which increased $152 million, or 33%, period-over-period.

Average committed Warehouse lines of credit increased to $1.22 billion during the first quarter of 2026 from $968 million during the first quarter of 2025, while average line utilization increased to 50% from 47% over the same periods.

Because consumer mortgage activity drives Warehouse line utilization, demand for Warehouse lending has historically been sensitive to movements in long-term interest rates. A meaningful decline in long-end rates could increase Warehouse demand by stimulating mortgage origination activity. Conversely, rate declines concentrated at the short end of the yield curve are not expected to materially impact Warehouse lending demand.

(III)	Tax Refund Solutions segment

TRS’ net interest income decreased $18.4 million, or 62%, from the first quarter of 2025 to the first quarter of 2026. Loan-related interest and fees decreased $24.4 million, or 63%, from the first quarter of 2025 to the first quarter of 2026 consistent with the $416 million, or 63% decline in total RA volume for the 2026 Tax Season.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $17.7 million in net interest income to first quarter 2025 operating results. Excluding the impact of the contract nonrenewal, TRS net interest income declined $770,000, or 6%, from the first quarter of 2025 to the first quarter of 2026, consistent with the decline in both RA funding activity.

See additional detail regarding the ERA/RA product under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part II Item 8 “Financial Statements and Supplemental Data.”

(IV)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division decreased $957,000, or 24%, from the first quarter of 2025 to the first quarter of 2026. Driving this decrease, RPS earned a reduced yield of 3.69% for its $347 million average of prepaid program balances for the first quarter of 2026 compared to a yield of 4.55% for the $373 million in average prepaid card balances for the first quarter of 2025. The lower earnings rate reflected the 75 basis point decline in the FFTR between the first quarter of 2025 and the first quarter of 2026.

Additionally, the RPS segment’s largest marketer-servicer did not achieve the minimal contractual thresholds for average deposit balances in order to earn a revenue share for the first quarter of 2025 and 2026. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

Historically, customer demand for prepaid card products has not been sensitive to interest rate movements, and management therefore does not expect changes in the rate environment to materially affect origination volumes. However, a declining interest rate environment would likely reduce the internal FTP credit allocated to this segment more than it would reduce any revenue-share expense, resulting in lower NIM for the segment. The magnitude of this impact will depend on the final FTP rate applied, as well as the overall volume of balances generated.

(V)	Republic Credit Solutions segment

RCS’s net interest income increased $225,000, or 2% from the first quarter of 2025 to the first quarter of 2026. The increase in net interest income was driven primarily by an overall increase in the average yield for the segments total portfolio due to a change in loan mix, as the higher-yielding LOC portfolios grew as a percentage of the total RCS portfolio.

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

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$344,353	$3,107	3.66%	$516,785	$5,670	4.45%
Investment securities, including FHLB stock (a)	906,692	9,469	4.24	619,525	5,311	3.48

TRS Refund Advances (b)	82,159	12,351	60.97	276,877	33,290	48.76
RCS LOC products (b)	44,239	12,441	114.05	45,514	12,237	109.04
Other RPG loans (c)	109,432	2,626	9.73	141,130	2,004	5.76
Outstanding Warehouse lines of credit	610,442	9,549	6.34	458,657	7,991	7.07
Traditional Bank loans (c)	4,618,228	64,244	5.64	4,575,790	63,335	5.61
Total loans (d)	5,464,500	101,211	7.51	5,497,968	118,857	8.77

Total interest-earning assets	6,715,545	113,787	6.87	6,634,278	129,838	7.94

Allowance for credit losses	(89,017)			(102,271)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	132,446			389,994
Premises and equipment, net	37,907			32,513
Bank owned life insurance	111,300			107,599
Other assets (a)	286,831			273,643
Total assets	$7,195,012			$7,335,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,665,041	$1,810	0.44%	$1,736,500	$2,667	0.62%
Money market accounts	1,551,952	9,096	2.38	1,348,717	9,475	2.85
Time deposits	497,607	4,478	3.65	413,082	3,972	3.90
Reciprocal money market and time deposits	327,066	2,180	2.70	296,373	2,478	3.39
Brokered deposits	115,956	1,268	4.43	247,319	2,786	4.57

Total interest-bearing deposits	4,157,622	18,832	1.84	4,041,991	21,378	2.14

SSUARs and other short-term borrowings	89,307	89	0.40	108,760	137	0.51
Federal Home Loan Bank advances	426,794	4,414	4.19	520,778	5,635	4.39

Total interest-bearing liabilities	4,673,723	23,335	2.02	4,671,529	27,150	2.36

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,257,977			1,491,084
Other liabilities	133,479			150,299
Stockholders’ equity	1,129,833			1,022,844
Total liabilities and stockholders’ equity	$7,195,012			$7,335,756

Net interest income		$90,452			$102,688

Net interest spread			4.85%			5.58%

Net interest margin			5.46%			6.28%

a)	For the purpose of this calculation, the debt securities fair market value adjustment is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	The average balance includes the principal balance of nonaccrual loans and loans HFS (not carried at fair value), and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table for detail of loan fees by reporting segment.

The amount of loan fee income can meaningfully impact total interest income, loan yields, NIM, and net interest spread. The following table illustrates loan fees recorded as interest income on loans by segment:

Table 2 — Loan Fee Income

	Three Months Ended March 31,
(in thousands)	2026	2025

Traditional Banking	$1,304	$1,291
Warehouse Lending	396	310
Total Core Bank	1,700	1,601
Tax Refund Solutions	13,528	33,675
Republic Credit Solutions	12,441	12,237
Total Republic Processing Group	25,969	45,912

Total Loan Fees	$27,669	$47,513

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended March 31, 2025
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(2,563)	$(1,673)	$(890)
Investment securities, including FHLB stock	4,158	2,827	1,331
TRS Refund Advance loans*	(20,939)	(27,734)	6,795
RCS LOC products	204	(349)	553
Other RPG loans	622	(526)	1,148
Outstanding Warehouse lines of credit	1,558	2,438	(880)
Traditional Bank loans	909	589	320
Net change in interest income	(16,051)	(24,428)	8,377

Interest expense:

Transaction accounts	(857)	(106)	(751)
Money market accounts	(379)	1,315	(1,694)
Time deposits	506	773	(267)
Reciprocal money market and time deposits	(298)	239	(537)
Brokered deposits	(1,518)	(1,439)	(79)
SSUARs and other short-term borrowings	(48)	(22)	(26)
Federal Home Loan Bank advances	(1,221)	(981)	(240)
Net change in interest expense	(3,815)	(221)	(3,594)

Net change in net interest income	$(12,236)	$(24,207)	$11,971

Provision

For additional discussion regarding Provision, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing.

Total Company Provision was a net charge of $9.8 million for the first quarter of 2026 compared to a net charge of $17.7 million for the same period in 2025, primarily driven by the TRS segment.

The following were the most significant components comprising the total Company’s Provision fluctuation by reportable segment:

(I)	Traditional Banking segment

The Traditional Bank Provision during the first quarter of 2026 was a net charge of $705,000 compared to a net credit of $769,000 for the first quarter of 2025.

The net charge for the first quarter of 2026 was primarily driven by the following:

●	The Traditional Bank recorded a net charge to the Provision of $326,000 related to net charge-offs on loans – concentrated in small dollar overdrawn DDAs.

●	The Traditional Bank recorded a net charge to the Provision of $379,000 related to the $50 million net increase in Traditional Bank loan balances for the quarter – concentrated in the CRE, C&I and HELOC portfolios.

The net credit for the first quarter of 2025 was primarily driven by the following:

●	The Traditional Bank recorded a credit to the Provision of $414,000 as a result of a reclassification of $5 million of consumer credit cards from loans held for investment to HFS.

●	The Traditional Bank recorded a net credit to the Provision of $491,000 during the first quarter of 2025 primarily related to a general improvement in the life-of-loan historical loss rates within certain categories of the Traditional Bank loan portfolio combined with a minimal net change in the Traditional Bank period-end loan balances for the quarter.

As a percentage of total Traditional Bank loans, the Traditional Banking ACLL was 1.39% as of March 31, 2026, compared to 1.40% as of December 31, 2025, and 1.29% as of March 31, 2025.

The Company believes, based on information presently available, that it has adequately provided for Traditional Bank loan losses as of March 31, 2026.

(II)	Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $311,000 for the first quarter of 2026 compared to a net charge of $47,000 for the same period in 2025. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $124 million during the first quarter of 2026 compared to an increase of $19 million during the first quarter of 2025.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of March 31, 2026, December 31, 2025, and March 31, 2025.

The Company believes, based on information presently available, that it has adequately provided for Warehouse loan losses as of March 31, 2026.

(III)	Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to its ERA/RA products.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $9.0 million of Provision to first quarter 2025 operating results. In addition to the impact of the contract nonrenewal, TRS provision declined $1.1 million, or 16%, from the first quarter of 2025 to the first quarter of 2026, consistent with the decline in both ERA/RA funding activity.

Total ERA/RA volume for the 2026 Tax Season declined $543 million, or 68%, from $802 million originated for the 2025 Tax Season to $259 million for the 2026 Tax Season. Total RA origination volume was $246 million during 2026 compared to $663 million during 2025, with originations for both periods occurring during the first quarter. Total ERA origination volume was $13 million during the 2026 Tax Season compared to $139 million during the 2025 Tax Season, with originations occurring in December 2025 and December 2024.

The Bank’s ability to control ERA/RA losses is highly dependent upon its ability to predict the taxpayer’s likelihood to receive the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of the ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a given year could be higher than management’s predictions if tax refund payment patterns change materially between years

ERAs/RAs related to the 2026 Tax Season were only originated during December of 2025 and the first two months of 2026, while ERAs/RAs related to the 2025 Tax Season were only originated during December of 2024 and the first two months of 2025. As is the case each year, as of March 31st the ACLL related to ERAs/RAs represented an estimate to be finalized on June 30th when all uncollected ERAs/RAs are ultimately charged-off. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. ERAs/RAs subject to a loss guaranty arrangement that are recovered during the second half of each year are distributed to the guarantor.

The Company believes, based on information presently available, that it has adequately provided for TRS loan losses as of March 31, 2026.

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

As illustrated in the following table, RCS recorded a net charge to the Provision of $4.0 million during the first quarter of 2026 compared to a net charge of $3.0 million for the same period in 2025. RCS recorded net charge-offs of $3.6 million and $3.2 million during the first quarters of 2026 of 2025. The remainder of the Provision fluctuation was tied to general reserves applied to changes in the outstanding balances for each RCS portfolio type. While net charge-offs improved by $269,000 from the first quarter of 2025 to the first quarter of 2026, general formula reserve allocations increased $1.3 million. The increase in general reserve allocations was due to a change in loan mix toward the LOC II product, which has a significantly higher general formula reserve percentage compared to the other RCS products

While RCS loans generally return higher yields, they also present a greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the RCS ACLL was 15.10% as of March 31, 2026 compared to 17.15% as of December 31, 2025, and 17.03% as of March 31, 2025.

The Company believes, based on information presently available, that it has adequately provided for RCS loan losses as of March 31, 2026.

Table 4 — Republic Credit Solutions Provision by Product Type

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change

Product:
Lines of credit	$3,997	$2,989	$1,008	34%
Healthcare receivables	47	(22)	69	NM
Total RCS provision	$4,044	$2,967	$1,077	36%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025

ACLL at beginning of period	$85,352	$91,978

CBank Fair Value Adjustment	—	—

Charge-offs:

Traditional Banking:
Residential real estate	(54)	(18)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	(1)	(11)
Home equity	—	—
Consumer	(426)	(242)
Total Traditional Banking	(481)	(271)
Warehouse lines of credit	—	—
Total Core Banking	(481)	(271)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(3,936)	(4,254)
Total Republic Processing Group	(3,936)	(4,254)
Total charge-offs	(4,417)	(4,525)

Recoveries:

Traditional Banking:
Residential real estate	52	40
Commercial real estate	2	—
Commercial & industrial	3	—
Lease financing receivables	19	5
Home equity	6	1
Consumer	73	89
Total Traditional Banking	155	135
Warehouse lines of credit	—	—
Total Core Banking	155	135

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	669	691
Other TRS commercial & industrial loans	—	2
Republic Credit Solutions	301	350
Total Republic Processing Group	970	1,043

Total recoveries	1,125	1,178

Net loan recoveries (charge-offs)	(3,292)	(3,347)

Provision - Core Bank Loans	394	(722)
Provision - RPG Loans	9,386	18,394
Total Provision for All Loans	9,780	17,672
ACLL at end of period	$91,840	$106,303

Credit Quality Ratios - Total Company:

ACLL to total loans	1.71%	2.01
ACLL to nonperforming loans	288	465
Net loan charge-offs (recoveries) to average loans	0.24	0.24

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.26%	1.17
ACLL to nonperforming loans	206	265
Net loan charge-offs (recoveries) to average loans	0.03	0.01

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	2026	2025

Traditional Banking:
Residential real estate:
Owner-occupied	—%	(0.01)%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Total commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	—
Lease financing receivables	(0.35)	0.03
Aircraft		—
Home equity	(0.01)	—
Consumer:
Credit cards	0.06	0.39
Overdrafts	167.56	66.89
Automobile loans	(49.31)	(1.12)
Other consumer	0.59	0.09
Total Traditional Banking	0.03	0.01
Warehouse lines of credit	—	—
Total Core Banking	0.03	0.01

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial loans	NM	NM
Republic Credit Solutions	11.69	12.26
Total Republic Processing Group	5.10	2.80
Total	0.24%	0.24%

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

Total Company’s net charge-offs to average total Company loans was unchanged at 0.24% during the first quarters of 2026 and 2025, with net charge-offs decreasing $55,000 and average total Company loans decreasing $33 million, or 1%.

Noninterest Income

Total Company noninterest income decreased $3.2 million, or 10%, during the first quarter of 2026 compared to the same period in 2025.

The following were the most significant components comprising the total Company’s noninterest income fluctuation by reportable segment:

Traditional Banking segment

Traditional Bank noninterest income increased $411,000, or 3%, from the first quarter of 2025 compared to the first quarter of 2026, primarily driven by the following:

●	On December 31, 2025, the Traditional Bank transferred approximately $82 million of loans and lease financing receivables from held for investment to HFS pursuant to a signed agreement to sell substantially all of the assets of the St. Louis-based RBF Division acquired in the 2023 CBank acquisition. The transaction closed in the first quarter of 2026 and the Traditional Bank generated a pre-tax gain, net of broker commissions, of approximately $5.8 million.

●	During the first quarter of 2025, the Traditional Bank recorded a $4.1 million pre-tax gain on sale of Visa Class B-1 shares that had been carried at a zero book values since received in the 2008 Visa initial public offering.

●	During the first quarter of 2025, the Traditional Bank recorded a $1.6 million pre-tax insurance recovery related to a Marine Lending charge-off originally recognized in the third quarter of 2024.

Traditional Bank noninterest income, adjusted for the above nonrecurring or infrequent items (non-GAAP) was $9.9 million for the first quarter of 2026, an increase of $227,000, or 2%, compared to the first quarter of 2025.

In addition to the previously noted items, the Traditional Bank earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the Three Months Ended March 31, 2026, and 2025 were $2.2 million and $1.8 million. The total daily overdraft charges, net of refunds, included in interest income for the Three Months Ended March 31, 2026, and 2025 were $383,000 and $295,000.

Tax Refund Solutions segment

As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $3.1 million RT fees to first quarter 2025 operating results. In addition to the impact of the contract nonrenewal, TRS noninterest income declined $1.2 million, or 11%, from the first quarter of 2025 to the first quarter of 2026, consistent with the 6% decline in RT funding activity.

Noninterest Expense

Total Company noninterest expense decreased $3.0 million, or 5%, during the first quarter of 2026 compared to the same period in 2025.

The following were the most significant components comprising the total Company’s noninterest expense fluctuation by reportable segment:

Traditional Banking segment

Traditional Bank noninterest expense decreased $3.5 million, or 7%, for the first quarter of 2026 compared to the same period in 2025, primarily driven by the following:

●	During the first quarter of 2025, the Traditional Bank recorded $5.7 million of pre-tax core system deconversion and consulting fees. Approximately $4.1 million of this expense related to contract negotiation assistance from a third-party consultant and was determined based on a percentage of anticipated savings over the five-year term of the new contract, which was projected to generate savings in excess of $16 million over the contract term. The remaining $1.6 million of expense related to the data conversion from the legacy core system and the integration of multiple secondary systems into the new core platform, which went live in mid-October.

●	During March 2026, the Traditional Bank prepaid $220 million of long-term fixed-rate FHLB advances and incurred a $2.3 million pre-tax early termination penalty, recorded to noninterest expense. The advances carried a weighted-average cost of 4.57% and were prepaid as part of management’s proactive balance sheet and interest rate risk management strategy. Assuming short-term interest rates remain at or near current levels, management believes the associated penalty will be earned back in just over 1.2 years through lower ongoing funding costs.

Traditional Bank noninterest expense, adjusted for the above nonrecurring or infrequent items (non-GAAP) was $44.1 million for the first quarter of 2026, a decrease of $120,000 compared to the first quarter of 2025.

●	Salaries and employee benefits increased by a combined $381,000, or 1%, driven primarily by increased estimated bonus accruals.

●	Technology, equipment and communication expenses decreased $645,000, or 9%, over the first quarter of 2025 driven by cost savings realized following the core system conversion completed in mid-October 2025.

●	Marketing and development expenses increased $302,000 over the first quarter of 2025, driven primarily by the Bank’s new branding initiative. Overall, Traditional Bank marketing expenses are expected to remain near current levels into the foreseeable future.

Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $331,000, or 11%, during the first quarter of 2026 compared to the same period in 2025, driven primarily by a $107,000 increase in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF MARCH 31 2026, AND DECEMBER 31, 2025

Overview

Total assets increased $211 million, or 3%, to $7.25 billion at March 31, 2026 from $7.04 billion at December 31, 2025, driven primarily by an increase in cash and cash equivalents.

Total liabilities increased $180 million, or 3%, to $6.12 billion at March 31, 2026 from $5.94 billion at December 31, 2025, as $306 million of deposit growth was partially offset by the paydown of FHLB advances.

Stockholders’ equity increased $31 million, or 3%, to $1.13 billion at March 31, 2026, compared to $1.10 billion at December 31, 2025. This increase reflected net income of $42.6 million, partially offset by a decline in AOCI and cash dividends declared during the first quarter of 2026. The decline in AOCI was attributable to changes in the interest-rate environment and the corresponding impact on the valuation of the AFS debt-securities portfolio and cash-flow-hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. The Company held $599 million in cash and cash equivalents as of March 31, 2026, compared to $220 million as of December 31, 2025, with the increase primarily attributable to seasonal short-term deposits received for RT products within TRS.

Average interest-earning cash and cash equivalents totaled $344 million during the first three months of 2026, compared to $517 million during the first three months of 2025, reflecting the Company’s continued deployment of excess liquidity into investment securities over the past several quarters. Beginning in the fourth quarter of 2024 and continuing through March 31, 2026, the Company strategically purchased longer-duration investment securities in response to a more favorable yield curve and higher relative yields than those available on overnight cash. The yield curve, which began to steepen during the fourth quarter of 2024, became positively sloped in March 2025 and remained so through the first quarter of 2026.

Cash held at the FRB earns interest on balances in excess of required reserves and generated a weighted-average yield of 3.67% during the first three months of 2026, compared to 4.46% during the first three months of 2025, reflecting the decline in the FFTR Cash held within the Bank’s banking centers and ATM/ITM networks does not earn interest.

Investment Securities

Table 7 — Purchases of Investment Securities

	Three Months Ended March 31, 2026
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2026
U.S. Government Agencies	$84,901	4.07%	1.76	yrs
Mortgage-backed securities - residential	62,811	4.42	5.72
Total Purchases for the Three Months Ended March 31, 2026	$147,712	3.97%	3.02	yrs

Republic’s investment portfolio decreased approximately $4 million from December 31, 2025 to March 31, 2026. The decline primarily reflected $148 million of investment securities purchases, offset by calls, maturities, and paydowns on debt securities, including expected paydowns on mortgage-backed securities, as well as changes in market value adjustments on the AFS portfolio.

Beginning in the fourth quarter of 2024 and continuing through the first three months of 2026, the Company strategically shifted the mix between interest-earning cash and investments toward longer-duration investment securities, reflecting a more favorable yield curve and materially higher yields relative to overnight interest-earning cash.

Management currently expects to maintain this general investment strategy for the foreseeable future. The Company’s investment securities strategy is influenced by economic and market conditions, loan demand, deposit mix, and liquidity needs. Investment positioning for the remainder of 2026 and beyond will depend on a variety of factors, including the Company’s current and projected liquidity position, customer demand for loan and deposit products, the Company’s overall interest-rate risk profile, the shape of the yield curve and prevailing interest-rate environment, and expectations for short-term and long-term interest-rate trends.

Loans

Table 8 — Loan Portfolio Composition

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,028,473	$1,040,080	$(11,607)	(1)%
Nonowner-occupied	280,777	283,246	(2,469)	(1)
Commercial real estate:
Owner-occupied	684,405	666,948	17,457	3
Nonowner-occupied	819,363	799,420	19,943	2
Multi-family	328,154	331,370	(3,216)	(1)
Construction & land development	245,423	238,455	6,968	3
Commercial & industrial	541,646	528,873	12,773	2
Lease financing receivables	20,710	20,523	187	1
Aircraft*	202,388	203,120	(732)	(0)
Home equity	425,662	413,638	12,024	3
Consumer:
Credit cards	11,659	10,711	948	9
Overdrafts	802	971	(169)	(17)
Automobile loans	678	738	(60)	(8)
Other consumer	6,151	8,204	(2,053)	(25)
Total Traditional Banking	4,596,291	4,546,297	49,994	1
Warehouse lines of credit*	629,848	754,090	(124,242)	(16)
Total Core Banking	5,226,139	5,300,387	(74,248)	(1)

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	8,458	12,924	(4,466)	(35)
Other TRS commercial & industrial loans	701	19,473	(18,772)	(96)
Republic Credit Solutions	131,675	113,545	18,130	16
Total Republic Processing Group	140,834	145,942	(5,108)	(4)

Total loans**	5,366,973	5,446,329	(79,356)	(1)
Allowance for credit losses	(91,840)	(85,352)	(6,488)	8

Total loans, net	$5,275,133	$5,360,977	$(85,844)	(2)

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Total Company gross loans decreased by $79 million, or 1%, during the first three months  of 2026 to $5.37 billion as of March 31, 2026. The most significant components comprising the change in loans by reportable segment follow:

(I)	Traditional Banking segment

Traditional Bank period-end loan balances increased $50 million, or 1%, from December 31, 2025 to March 31, 2026, as strong origination volume of CRE loans, C&I loans and HELOCs more than offset contraction within the RRE portfolio. Growth in the CRE and C&I portfolios were generally driven by a reduced internal pricing restrictions across these loan types due to competitive pressures.

On December 31, 2025, the Traditional Bank transferred approximately $82 million of loans and lease financing receivables from held for investment to HFS pursuant to a signed agreement to sell substantially all of the assets of the St. Louis-based RBF Division acquired in the 2023 CBank acquisition. The transaction closed in the first quarter of 2026 and the Traditional Bank generated a pre-tax gain, net of broker commissions, of approximately $5.8 million.

(II)	Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $124 million, or 16%, from December 31, 2025, to March 31, 2026. Average committed Warehouse lines of credit increased to $1.22 billion during the first quarter of 2026 from $968 million during the first quarter of 2025, while average line utilization increased to 50% from 47% over the same periods.

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

TRS loan balances as of December 31, 2025 included $13 million of ERAs originated during December 2025 and $19 million of short-term, commercial-related loans to Tax Providers to support seasonal cash-flow needs. Consistent with normal Tax Season paydown activity, these balances paid down to $921,000 and $700,000, respectively, as of March 31, 2026.

In addition, TRS generated RA originations of $246 million during the 2026 Tax Season (January and February), with approximately $7 million of RAs remaining outstanding at March 31, 2026.

(IV)	Republic Credit Solutions segment

Outstanding period-end RCS balances increased $18 million, or 16%, to $132 million as of March 31, 2026, consistent with increased origination volume primarily associated with the healthcare receivable products.

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

The Company’s ACLL increased to $92 million at March 31, 2026, compared to $85 million at December 31, 2025, with the total Company ACLL as a percentage of total loans increasing to 1.71% as of March 31, 2026, compared to 1.57% as of December 31, 2025.

The most significant components comprising the change in ACLL by reportable segment follow:

(I)	Traditional Banking segment

Traditional Bank loan balances increased $50 million during the first three months of 2026, while the related ACLL increased $379,000 to $64 million at March 31, 2026. As a percentage of total Traditional Bank loans, the ACLL declined slightly to 1.39% at March 31, 2026 from 1.40% at December 31, 2025.

(II)	Warehouse Lending segment

The Warehouse ACLL decreased $310,000, or 16%, to $1.6 million, while the Warehouse ACLL as a percentage to total Warehouse loans remained at 0.25% when comparing March 31, 2026 to December 31, 2025. Outstanding Warehouse period-end balances decreased $124 million, or 16%, from December 31, 2025 to March 31, 2026. As of March 31, 2026, the Warehouse ACLL remained entirely qualitative in nature, with no adjustments required to the qualitative reserve percentage required for the first three months of 2026.

(III)Tax Refund Solutions segment

The TRS ACLL increased $6.0 million from $333,000 as of December 31, 2025 to $6.3 million as of March 31, 2026, reflecting the establishment of expected credit loss reserves on RAs originated during the first quarter of 2026.

(IV)	Republic Credit Solutions segment

The RCS ACLL increased $409,000 to $20 million as of March 31, 2026, driven primarily by the increase in the LOC product spot loan balances.

As of March 31, 2026, RCS maintained ACLL coverage for two distinct credit products: LOC products and healthcare receivables. At period-end, the ACLL-to-total-loans ratio ranged from 0.39% for healthcare receivables to 70.62% for LOC products, with the lower reserve requirement for healthcare receivables reflecting the recourse maintained to third-party service providers.

While RCS loans generally generate higher yields than Traditional Banking products, they also carry higher credit risk. As a result, the RCS ACLL as a percentage of total RCS loans was 15.10% at March 31, 2026, compared to 17.15% at December 31, 2025 and 17.03% at March 31, 2025. Changes in the segment’s loan mix, including growth in products with higher loss expectations, continued to influence reserve levels.

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

Table 9 — Management’s Allocation of the Allowance for Credit Losses on Loans

	March 31, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,609	20%	1.03%	$10,844	20%	1.04%
Nonowner-occupied	3,508	5	1.25	3,542	5	1.25
Commercial real estate
Owner-occupied	7,584	13	1.11	7,207	12	1.08
Nonowner-occupied	11,973	15	1.46	11,690	15	1.46
Multi-Family	2,812	6	0.86	2,860	6	0.86
Total commercial real estate	22,369	34	1.22	21,757	33	1.21
Construction & land development	8,256	5	3.36	8,117	4	3.40
Commercial & industrial	7,481	10	1.38	7,403	10	1.40
Lease financing receivables	624	—	3.01	718	—	3.50
Aircraft	506	4	0.25	507	4	0.25
Home equity	8,873	8	2.08	8,629	8	2.09
Consumer:
Credit cards	957	—	8.21	957	—	8.93
Overdrafts	701	—	87.41	971	—	100.00
Automobile loans	—	—	—	—	—	—
Other consumer	157	—	2.55	217	—	2.65
Total Traditional Banking	64,041	86	1.39	63,662	84	1.40
Warehouse lines of credit	1,571	12	0.25	1,882	14	0.25
Total Core Banking	65,612	98	1.26	65,544	98	1.24

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	6,283	—	74.28	296	—	2.29
Other TRS commercial & industrial loans	61	—	8.70	37	—	0.19
Republic Credit Solutions	19,884	2	15.10	19,475	2	17.15
Total Republic Processing Group	26,228	2	18.62	19,808	2	13.57
Total	$91,840	100	1.71	$85,352	100	1.57%

*See the Table titled “Loan Portfolio Composition” in this section of the report for loan portfolio balances. Values of less than 50 bps in the table above are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of March 31, 2026.

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

Table 10 — Classified and Special Mention Loans

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	51,923	50,289	1,634	3
PCD - Substandard	768	818	(50)	(6)
Total Classified Loans	52,691	51,107	1,584	3

Special Mention	34,294	35,754	(1,460)	(4)
PCD - Special Mention	—	—	—	—
Total Special Mention Loans	34,294	35,754	(1,460)	(4)

Total Classified and Special Mention Loans	$86,985	$86,861	$124	0%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status and loans that are 90 days or more past due and still accruing. Nonperforming loans to total loans increased to 0.59% as of March 31, 2026, from 0.44% as of December 31, 2025, as the total balance of nonperforming loans increased by $8 million and total loans decreased by $79 million. Approximately $6 million of the increase was concentrated in three individual CRE relationships. Two of these relationships, representing approximately $5 million, exited the Bank in April 2026, with no loss incurred by the Bank.

The ACLL to total nonperforming loans decreased to 288% as of March 31, 2026, from 356% as of December 31, 2025, as the total ACLL decreased $6 million and the balance of nonperforming loans increased by $8 million.

Table 11 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	March 31, 2026	December 31, 2025

Loans on nonaccrual status*	$31,784	$23,806
Loans past due 90-days-or-more and still on accrual**	68	161
Total nonperforming loans	31,852	23,967
Other real estate owned	896	1,277
Total nonperforming assets	$32,748	$25,244

Credit Quality Ratios - Total Company:
ACLL to total loans	1.71%	1.57%
ACLL to nonperforming loans	288	356
Nonperforming loans to total loans	0.59	0.44
Nonperforming assets to total loans (including OREO)	0.61	0.46
Nonperforming assets to total assets	0.45	0.36

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.26%	1.24%
ACLL to nonperforming loans	206	275
Nonperforming loans to total loans	0.61	0.45
Nonperforming assets to total loans (including OREO)	0.63	0.47
Nonperforming assets to total assets	0.49	0.38
*

Loans on nonaccrual status include collateral-dependent loans. See the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 12 — Nonperforming Loan Composition

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$20,524	2.00%	$18,894	1.82%
Nonowner-occupied	510	0.18	119	0.04
Commercial real estate:
Owner-occupied	5,474	0.80	377	0.06
Nonowner-occupied	—	—	—	—
Multi-Family	1,259	0.38	—	—
Construction & land development	—	—	—	—
Commercial & industrial	369	0.07	344	0.07
Lease financing receivables	—	—	49	0.24
Aircraft	—	—	—	—
Home equity	3,635	0.85	3,727	0.90
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	13	0.21	296	3.61
Total Traditional Banking	31,784	0.69	23,806	0.52
Warehouse lines of credit	—	—	—	—
Total Core Banking	31,784	0.61	23,806	0.45

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	68	0.05	161	0.14
Total Republic Processing Group	68	0.05	161	0.11

Total nonperforming loans	$31,852	0.59%	$23,967	0.44%

Table 13 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
March 31, 2026 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	161	$6,417	76	$12,465	2	$1,642	239	$20,524
Nonowner-occupied	3	113	1	397	—	—	4	510
Commercial real estate:
Owner-occupied	—	—	1	344	2	5,130	3	5,474
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	1	1,259	1	1,259
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	25	1	344	—	—	2	369
Lease financing receivables	—	—	—	—	—	—	—	—
Aircraft	—	—	—	—	—	—	—	—
Home equity	60	2,351	9	1,284	—	—	69	3,635
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	3	13	—	—	—	—	3	13
Total Traditional Banking	228	8,919	88	14,834	5	8,031	321	31,784
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	228	8,919	88	14,834	5	8,031	321	31,784

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	68	—	—	—	—	NM	68
Total Republic Processing Group	NM	68	—	—	—	—	NM	68

Total	228	$8,987	88	$14,834	5	$8,031	321	$31,852

NM – RCS loans are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	164	$5,711	73	$11,478	2	$1,705	239	$18,894
Nonowner-occupied	5	119	—	—	—	—	5	119
Commercial real estate:
Owner-occupied	—	—	—	—	1	377	1	377
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	1	344	—	—	1	344
Lease financing receivables	3	49	—	—	—	—	3	49
Aircraft	—	—	—	—	—	—	—	—
Home equity	56	2,141	10	1,586	—	—	66	3,727
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	—	—	—	—	—	2	—
Other consumer	3	1	1	295	—	—	4	296
Total Traditional Banking	233	8,021	85	13,703	3	2,082	321	23,806
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	233	8,021	85	13,703	3	2,082	321	23,806

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	161	—	—	—	—	NM	161
Total Republic Processing Group	NM	161	—	—	—	—	NM	161

Total	233	$8,182	85	$13,703	3	$2,082	321	$23,967

NM – RCS loans are small dollar homogenous consumer loans.

Table 14 — Rollforward of Nonperforming Loans

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Nonperforming loans at the beginning of the period	$23,967	$22,760
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	9,973	3,434
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(1,404)	(2,727)
Principal balance paydowns of loans nonperforming at both period ends	(542)	(541)
Net change in principal balance of other nonperforming loans*	(142)	(76)

Nonperforming loans at the end of the period	$31,852	$22,850
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 15 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Loans charged-off	$—	$—
Loans transferred to OREO	—	—
Loan payoffs and paydowns	(1,309)	(556)
Loans returned to accrual status	(95)	(2,171)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(1,404)	$(2,727)

Based on the Bank’s review as of March 31, 2026, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans to total loans increased to 0.80% as of March 31, 2026, from 0.42% as of December 31, 2025. Core Bank delinquent loans to total Core Bank loans increased to 0.63% as of March 31, 2026, from 0.26% as of December 31, 2025. Except for small-dollar consumer loans, all Traditional Bank loans past due 90-days-or-more as of March 31, 2026, and December 31, 2025, were on nonaccrual status. During the fourth quarter of 2025, the Company downgraded a $16 million C&I participation relationship from Special Mention to Substandard. This loan became 30-days delinquent during the first quarter of 2026.

Table 16 — Delinquent Loan Composition*

	March 31, 2026		December 31, 2025
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$8,578	0.83%	$9,028	0.87%
Nonowner-occupied	397	0.14	—	—
Commercial real estate:
Owner-occupied	5,131	0.75	—	—
Nonowner-occupied	—	—	—	—
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	15,964	2.95	355	0.07
Lease financing receivables	—	—	53	0.26
Aircraft	—	—	—	—
Home equity	2,675	0.63	4,346	1.05
Consumer:
Credit cards	111	0.95	—	—
Overdrafts	182	22.69	123	12.67
Automobile loans	2	0.29	—	—
Other consumer	12	0.20	20	0.24
Total Traditional Banking	33,052	0.72	13,925	0.31
Warehouse lines of credit	—	—	—	—
Total Core Banking	33,052	0.63	13,925	0.26

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial loans	—	—	—	—
Republic Credit Solutions	9,690	7.36	8,938	7.87
Total Republic Processing Group	9,690	6.88	8,938	6.12

Total delinquent loans	$42,742	0.80%	$22,863	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 17 — Rollforward of Delinquent Loans

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Delinquent loans at the beginning of the period	$22,863	$20,489
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	26,044	3,412
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(6,947)	(4,496)
Principal balance paydowns of loans delinquent at both period ends	(84)	(103)
Net change in principal balance of other delinquent loans*	866	(1,989)
Delinquent loans at the end of period	$42,742	$17,313
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 18 — Detail of Loans Removed from Delinquent Status

	Three Months Ended
	March 31,
(in thousands)	2026	2025

Loans charged-off	$—	$—
Loans transferred to OREO	—	—
Loan payoffs and paydowns	(805)	(1,456)
Loans paid current	(6,142)	(3,040)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(6,947)	$(4,496)

Premises and Equipment

Premises and equipment are presented on the consolidated balance sheets net of related accumulated depreciation on the respective assets, as well as fair value adjustments associated with purchase accounting. Premises and equipment increased $4.9 million, or 13%, between December 31, 2025, and March 31, 2026. The Company’s branch network currently consists of 47 locations throughout Kentucky, Indiana, Florida, Ohio, and Tennessee.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At March 31, 2026, and December 31, 2025, the Company had $41 million in goodwill recorded on its balance sheet. Goodwill of $24 million is attributed to the 2023 CBank acquisition. Additionally, goodwill totaling $6 million and $10 million is attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006.. The acquisitions of Tennessee Commerce Bank and First Commercial Bank in 2012 resulted in bargain purchase gains.

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

Bank Owned Life Insurance

BOLI assets increased $552,000 to $111 million at March 31, 2026, with the increase attributed to general appreciation of the cash surrender values within the policy plans experienced during the first three months of 2026.

Core Deposit Intangibles

CDIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of March 31, 2026, and December 31, 2025, the Company’s CDI assets totaled $1.4 million and $1.5 million.

Deposits

Table 19 — Deposit Composition

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change

Core Bank:
Demand	$1,175,575	$1,128,255	$47,320	4%
Money market	1,555,972	1,497,561	58,411	4
Savings	221,260	217,723	3,537	2
Reciprocal money market	252,769	224,731	28,038	12
Individual retirement accounts (1)	34,762	34,349	413	1
Time deposits, $250 and over (1)	178,577	156,283	22,294	14
Other certificates of deposit (1)	297,236	290,087	7,149	2
Reciprocal time deposits (1)	68,689	70,729	(2,040)	(3)
Wholesale brokered deposits (1)	87,449	87,420	29	0
Total Core Bank interest-bearing deposits	3,872,289	3,707,138	165,151	4
Total Core Bank noninterest-bearing deposits	1,164,411	1,102,041	62,370	6
Total Core Bank deposits	5,036,700	4,809,179	227,521	5

Republic Processing Group:
Wholesale brokered deposits (1)	17,066	12,734	4,332	34
Interest-bearing prepaid card deposits	319,645	286,841	32,804	11
Money market accounts	24,693	22,973	1,720	7
Total RPG interest-bearing deposits	361,404	322,548	38,856	12

Noninterest-bearing prepaid card deposits	6,919	5,228	1,691	32
Other noninterest-bearing deposits	104,097	66,192	37,905	57
Total RPG noninterest-bearing deposits	111,016	71,420	39,596	55
Total RPG deposits	472,420	393,968	78,452	20

Total deposits	$5,509,120	$5,203,147	$305,973	6%
(1)	Represents time deposits

Total Company deposits increased $306 million, or 6%, from December 31, 2025, to $5.51 billion as of March 31, 2026.

Core Bank

Total Core Bank deposits increased by $228 million, or 5%, from December 31, 2025 to March 31, 2026. Within the Core Bank’s deposits, interest-bearing deposits increased $165 million and noninterest-bearing deposits increased $63 million over the respective period.

The growth in Core Bank interest bearing was led by a combined $114 million increase in business and consumer money market accounts, time deposits, and reciprocal deposits, all of which generally carry higher rates. Core Bank time deposits increased $30 million during the first three months of 2026 ending a $472 million. In addition, consumer and money market accounts increased $58 million, or 4% during the first three months of 2026. The Core Bank continues to experience general migration from low and noninterest-bearing accounts to higher costing accounts.

While Core Bank period-end noninterest-bearing deposits increased $63 million for the first three months  of 2026, the average balances of Core Bank noninterest-bearing deposits for the first three months of 2026 decreased $11 million, or 1%, compared to the first quarter of 2025. Overall, the Core Bank’s noninterest-bearing deposits have experienced a general quarterly decline in balances dating back to the fourth quarter of 2022.

Republic Processing Group

Within RPG, period-end total deposit balances increased $78 million, or 20%, during the first three months of 2026. Approximately $43 million of this increase was attributable to short-term tax refund deposits from TRS refund transfers, reflecting the timing of tax refund payments received from federal and state taxing authorities.

Deposits related to the RPS prepaid card program increased $35 million, or 11%, during the first three months of 2026, driven primarily by higher balances associated with the segment’s largest marketer-servicer. As previously disclosed, RPS began sharing a portion of the interest income earned on prepaid card balances with its prepaid card marketer-servicer beginning in the first quarter of 2024. However, throughout 2025 and the first three months of 2026, program balances did not reach the minimum contractual thresholds required to trigger revenue sharing. Partially offsetting the favorable reduction in revenue-share expense, RPS earned a lower yield on average prepaid program balances over recent quarters due to reductions in the overnight FFTR.

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

SSUARs decreased $7 million, or 8%, during 2026 to $81 million as of March 31, 2026. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Federal Home Loan Bank Advances

FHLB advances totaled $367 million as of March 31, 2026, compared to $506 million as of December 31, 2025. Overnight borrowings increased to $210 million at March 31, 2026, from $130 million at December 31, 2025. Over the past year, the Company has utilized FHLB advances to partially fund noninterest-bearing deposit outflows and support overall loan growth.

During March 2026, the Traditional Bank prepaid $220 million of long-term fixed-rate FHLB advances and incurred a $2.3 million pre-tax early termination penalty, which was recorded in noninterest expense. The prepaid advances carried a weighted-average cost of 4.57% and were retired as part of management’s proactive balance sheet and interest rate risk management strategy. Assuming short-term interest rates remain at or near current levels, management believes the associated penalty will be earned back in just over 1.2 years through lower ongoing funding costs.

As of March 31, 2026, outstanding long-term fixed-rate FHLB advances totaled $157 million, with a weighted-average maturity of 4.12 years and a weighted-average cost of 3.71%, both inclusive of the impact of related interest rate swaps.

The Company’s use of FHLB advances during any given period is dependent on multiple factors, including asset growth, deposit trends, earnings performance, and expectations regarding future interest rate movements.

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

Table 20 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	March 31, 2026	December 31, 2025

Cash and cash equivalents	$599,105	$219,972
Unencumbered debt securities	739,462	717,936
Total liquid assets	1,338,567	937,908

Available borrowing capacity with the FHLB	741,603	646,148
Available borrowing capacity with the FRB	9,660	9,606
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	851,263	755,754

Total liquid assets and available borrowing capacity	$2,189,830	$1,693,662

Republic had a period-end loan-to-deposit ratio (excluding brokered deposits) of 99% as of March 31, 2026 and 107% as of December 31, 2025. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of March 31, 2026, the Bank had approximately $1.3 billion in deposits from 216 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.3 billion, or 41%, of total deposits as of March 31, 2026. The 20 largest non-sweep deposit relationships represented approximately $489 million, or 9%, of the Company’s total deposit balances as of March 31, 2026. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Bank deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of March 31, 2026, and December 31, 2025, these pledged investment securities had a fair value of $116 million and $131 million.

Capital

Total stockholders’ equity increased from $1.10 billion as of December 31, 2025, to $1.13 billion as of March 31, 2026. The increase in stockholders’ equity was attributable to net income earned during the first three months of 2026 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of April 1, 2026, RB&T could, without prior approval, declare dividends of approximately $168 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board.

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

Table 21 — Capital Ratios

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,176,574	18.73%	$1,144,661	17.79%
Republic Bank & Trust Company	1,109,730	17.68	1,079,675	16.80

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,097,911	17.47%	$1,064,167	16.54%
Republic Bank & Trust Company	1,031,067	16.42	999,248	15.55

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,097,911	17.47%	$1,064,167	16.54%
Republic Bank & Trust Company	1,031,067	16.42	999,248	15.55

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,097,911	15.35%	$1,064,167	15.11%
Republic Bank & Trust Company	1,031,067	14.13	999,248	14.17

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

As of March 31, 2026, a dynamic simulation model was run for interest rate changes from “Down 300” bps to “Up 300” bps. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning April 1, 2026, and ending March 31, 2027, based on instantaneous movements in interest rates from Down 300 to Up 300 bps equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Bank loan fees.

Table 22 — Bank Interest Rate Sensitivity

	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of March 31, 2026	(3.6)%	(4.3)%	(2.6)%	4.2%	8.5%	12.5%
% Change from base net interest income as of December 31, 2025	(1.7)%	(3.7)%	(2.2)%	2.6%	5.3%	7.6%

The results of the interest rate sensitivity analysis performed as of March 31, 2026 and December 31, 2025 were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

In both interest rate sensitivity scenarios presented, the Company projects a decrease in net interest income in a declining rate environment as the rates the Company pays for its non-maturity, interest-bearing deposits cannot be lowered sufficiently to offset the decrease in interest income associated with its declining asset yields. Conversely, in both scenarios presented the Company projects an improvement in net interest income as interest rates rise as the yield the Company expects to earn for its interest-earning assets will increase more than the rise in its projected funding costs. These results depict an asset-sensitive interest rate risk profile.

In comparing the Company’s interest rate sensitivity projections from December 31, 2025, to March 31, 2026, there were notable changes in all illustrated scenarios. In general, the Company projects its interest rate risk position has deteriorated in a declining rate environment and has improved in a rising rate environment.

More specifically driving the period-to-period improvement in net interest income in the illustrated up-rate scenarios, the Company had elevated cash balances as of March 31, 2026, with yields that increase immediately in an up-rate scenario.  In addition, in the March 31, 2026, interest rate sensitivity analysis, the Company projects the on-boarding of a notable prepaid card relationship during the second half of 2026 with interest-bearing balances tied to a formula that would generally improve net interest income in a rising rate environment and decrease net interest income in a declining rate environment.

These same factors that drove the improvement in the Company’s interest rate sensitivity analysis from December 31, 2025 to March 31, 2026, also drove the deterioration in its interest rate sensitivity analysis for the same periods.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “Results of Operations (Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025).

Non-GAAP Financial Measures

The following tables illustrates the Total Company, Core Bank, and Republic Processing Group actual and adjusted net income (non-GAAP) results for the first quarters of 2026 and 2025. Adjusted net income reflects management’s internal view of the Company’s operating performance.

	Total Company Net Income				Total Company Diluted Earnings Per Class A Common Share
	Three Months Ended Mar. 31,		$	%	Three Months Ended Mar. 31,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change	2026	2025	Change	Change

Net Income, As Reported (GAAP)	$42,569	$47,268	$(4,699)	(10)%	$2.18	$2.42	$(0.24)	(10)%
Gain on sale of Republic Bank Finance, net of tax	(4,435)	-	(4,435)	-	(0.24)	-	(0.24)	-
Early Termination Penalty - FHLB Advances, net of tax	1,757	-	1,757	-	0.10	-	0.10	-
Nonrenewal of the Largest TRS Tax Provider Contract, net of tax	-	(8,438)	8,438	-	-	(0.44)	0.44	-
Gain on sale of Visa Class B-1 shares, net of tax	-	(3,287)	3,287	-	-	(0.17)	0.17	-
Insurance Recovery, net of tax	-	(1,263)	1,263	-	-	(0.06)	0.06	-
Core System Deconversion and Consulting Fees, net of tax	-	4,593	(4,593)	-	-	0.24	(0.24)	-
Adjusted Net Income (Non-GAAP)	$39,891	$38,873	$1,018	3%	$2.04	$1.99	$0.05	3%

	Core Bank Net Income				Republic Processing Group Net Income
	Three Months Ended Mar. 31,		$	%	Three Months Ended Mar. 31,		$	%
(dollars in thousands, except per share data)	2026	2025	Change	Change	2026	2025	Change	Change

Net Income, As Reported (GAAP)	$23,759	$17,361	$6,398	37%	$18,810	$29,907	$(11,097)	(37)%
Gain on sale of Republic Bank Finance, net of tax	(4,435)	-	(4,435)	-	-	-	-	-
Early Termination Penalty - FHLB Advances, net of tax	1,757	-	1,757	-	-	-	-	-
Nonrenewal of the Largest TRS Tax Provider Contract, net of tax	-	-	-	-	-	(8,438)	8,438	-
Gain on sale of Visa Class B-1 shares, net of tax	-	(3,287)	3,287	-	-	-	-	-
Insurance Recovery, net of tax	-	(1,263)	1,263	-	-	-	-	-
Core System Deconversion and Consulting Fees, net of tax	-	4,593	(4,593)	-	-	-	-	-
Adjusted Net Income (Non-GAAP)	$21,081	$17,404	$3,677	21%	$18,810	$21,469	$(2,659)	(12)%

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

.Item 4.Controls and Procedures.  As of the end of the period covered by this report, an evaluation was carried out by Republic Bancorp, Inc.’s management, with the participation of its Executive Chair/CEO and CFO, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, the Company’s Executive Chair/CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.Risk Factors.

There have been no material changes in the Company’s risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors discussed in Republic’s 2025 Form 10-K, which could materially affect its business, financial condition, or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the first quarter of 2026 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended March 31, 2026	Shares Purchased	Paid Per Share	or Programs	or Programs

January 1 - January 31	—	$—	—	433,395
February 1 - February 28	—	—	—	433,395
March 1 - March 31	—	—	—	433,395
Total	—	$—	—	433,395

The Company did not repurchase any of its shares under publicly announced programs during the first quarter of 2026. In addition, in connection with employee stock awards, there were 32,383 shares withheld upon exercise of stock options and vesting of equity awards to satisfy the withholding taxes and, for stock options, the exercise price.

On January 24, 2024, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board terminates the program. As of March 31, 2026 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During the first quarter of 2026, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File formatted in iXBRL and contained in Exhibit 101.
*

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: May 7, 2026	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: May 7, 2026	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer