Form 10-Q
period 2026-06-30
REPUBLIC BANCORP INC /KY/
filed 2026-08-07
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of July 31, 2026, was 17,497,409 and 2,136,742.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2025 Tax Season	December 2024 through February 2025
2026 Tax Season	December 2025 through February 2026
ACH	Automated Clearing House
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available-for-Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM/ITM	Automated Teller Machine / Interactive Teller Machine
Basic EPS	Basic earnings per Class A Common Share
Board	Board of Directors
BOLI	Bank Owned Life Insurance
C&LD	Construction & Land Development
C&I	Commercial & Industrial
CCAD	Commercial Credit Administration Department
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
DTA	Deferred Tax Asset
EPS	Earnings Per Share
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held-to-Maturity
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out 95% interest and holds a 5% interest
LTV	Loan-to-value
MBS	Mortgage Backed Security
MSR	Mortgage Servicing Right
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
POS	Point-of-Sale
PCD	Purchased Credit Deteriorated
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
RA	Refund Advance
RBF	Republic Bank Finance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group (operations grouping of the TRS, RCS and RPS segments)
RPS	Republic Payment Solutions segment
RRE	Residential Real Estate
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TBA	To Be Announced
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	June 30,	December 31,
	2026	2025
ASSETS

Cash and cash equivalents	$354,091	$219,972
Available-for-sale debt securities, at fair value (amortized cost of $897,223 in 2026 and $887,884 in 2025)	886,982	884,693
Held-to-maturity debt securities (fair value of $4,549 in 2026 and $4,929 in 2025)	4,546	4,944
Equity securities with a readily determinable fair value	588	945
Mortgage loans held for sale, at fair value	16,566	7,516
Consumer loans held for sale, at fair value	12,406	10,968
Consumer loans held for sale, at the lower of cost or fair value	29,025	17,027
Other loans held for sale, at the lower of cost or fair value	—	81,839
Loans	5,410,406	5,446,329
Allowance for credit losses	(87,767)	(85,352)
Loans, net	5,322,639	5,360,977
Federal Home Loan Bank stock, at cost	18,149	32,114
Premises and equipment, net	42,253	35,986
Right-of-use assets	29,042	31,330
Goodwill	40,516	40,516
Other real estate owned	843	1,277
Bank owned life insurance	112,216	110,721
Other assets and accrued interest receivable	191,967	201,236

TOTAL ASSETS	$7,061,829	$7,042,061

LIABILITIES

Deposits:
Noninterest-bearing	$1,248,704	$1,173,461
Interest-bearing	4,303,038	4,029,686
Total deposits	5,551,742	5,203,147

Securities sold under agreements to repurchase and other short-term borrowings	68,615	88,504
Operating lease liabilities	30,077	32,370
Federal Home Loan Bank advances	157,000	506,000
Other liabilities and accrued interest payable	97,598	109,747

Total liabilities	5,905,032	5,939,768

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,497,799 shares (2026) and 17,393,095 shares (2025) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,136,742 shares (2026) and 2,148,269 shares (2025) issued and outstanding	4,609	4,601
Additional paid in capital	161,411	156,695
Retained earnings	998,978	945,399
Accumulated other comprehensive loss	(8,201)	(4,402)

Total stockholders’ equity	1,156,797	1,102,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,061,829	$7,042,061

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME:

Loans, including fees	$90,693	$88,940	$191,904	$207,797
Taxable investment securities	9,073	5,778	17,962	10,335
Federal Home Loan Bank stock and other	2,765	7,485	6,452	13,909
Total interest income	102,531	102,203	216,318	232,041

INTEREST EXPENSE:

Deposits	19,122	21,850	37,954	43,228
Securities sold under agreements to repurchase and other short-term borrowings	89	140	178	277
Federal Home Loan Bank advances	1,618	4,011	6,032	9,646
Total interest expense	20,829	26,001	44,164	53,151

NET INTEREST INCOME	81,702	76,202	172,154	178,890

Provision for expected credit loss expense on loans	5,157	1,823	14,937	19,495

NET INTEREST INCOME AFTER PROVISION	76,545	74,379	157,217	159,395

NONINTEREST INCOME:

Service charges on deposit accounts	4,068	3,505	7,951	6,965
Net refund transfer fees	3,208	2,567	12,733	16,460
Mortgage banking income	1,799	1,896	3,624	3,717
Interchange fee income	3,623	3,200	6,496	6,277
Program fees	5,058	4,451	9,607	8,273
Increase in cash surrender value of bank owned life insurance	943	821	1,873	1,614
Net losses on other real estate owned	(41)	(53)	(91)	(106)
Gain on sale of Republic Bank Finance loans and leases	—	—	5,845	—
Gain on sale of Visa Class B-1 shares	—	—	—	4,090
Other	911	1,257	1,490	3,508
Total noninterest income	19,569	17,644	49,528	50,798

NONINTEREST EXPENSE:

Salaries and employee benefits	30,943	30,801	63,060	61,870
Technology, equipment, and communication	8,686	8,684	16,632	17,327
Occupancy	3,460	3,391	7,108	6,955
Marketing and development	3,097	1,243	4,875	2,630
FDIC insurance expense	720	731	1,552	1,550
Interchange related expense	1,405	1,488	2,806	3,124
Legal and professional fees	836	666	1,286	1,784
Core conversion and related contract consulting fees	—	182	—	5,896
FHLB advances early termination penalties	—	—	2,316	—
Other	4,417	4,447	9,175	8,705
Total noninterest expense	53,564	51,633	108,810	109,841

INCOME BEFORE INCOME TAX EXPENSE	42,550	40,390	97,935	100,352
INCOME TAX EXPENSE	9,684	8,906	22,500	21,600
NET INCOME	$32,866	$31,484	$75,435	$78,752

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.69	$1.62	$3.86	$4.04
Class B Common Stock	1.53	1.47	3.51	3.68

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.68	$1.61	$3.85	$4.03
Class B Common Stock	1.53	1.47	3.50	3.66

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$32,866	$31,484	$75,435	$78,752

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	1,026	(733)	1,725	(2,173)
Reclassification amount for net derivative (gains) losses realized in income	137	(45)	257	(91)
Unrealized gain (loss) on AFS debt securities	(2,848)	3,583	(7,050)	8,500
Total other comprehensive income (loss) before income tax	(1,685)	2,805	(5,068)	6,236
Income tax benefit (expense) related to items of other comprehensive income	418	(701)	1,269	(1,559)
Total other comprehensive income (loss), net of tax	(1,267)	2,104	(3,799)	4,677

COMPREHENSIVE INCOME	$31,599	$33,588	$71,636	$83,429

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended June 30, 2026

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2026	17,467	2,148	$4,606	$159,457	$976,258	$(6,934)	$1,133,387

Net income	—	—	—	—	32,866	—	32,866
Net change in AOCI	—	—	—	—	—	(1,267)	(1,267)
Dividends declared on Common Stock:
Class A Shares ($0.495 per share)	—	—	—	—	(8,609)	—	(8,609)
Class B Shares ($0.450 per share)	—	—	—	—	(962)	—	(962)
Stock options exercised, net of shares withheld	4	—	1	425	(576)	—	(150)
Conversion of Class B to Class A Common Shares	11	(11)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	22	—	—	22
Deferred compensation - Class A Common Stock:
Directors	—	—	—	136	—	—	136
Designated key employees	—	—	—	308	—	—	308
Employee stock purchase plan - Class A Common Stock	2	—	—	192	—	—	192
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(79)	—	—	(79)
Restricted stock, net of shares tendered back	14	—	2	812	1	—	815
Stock options	—	—	—	138	—	—	138

Balance, June 30, 2026	17,498	2,137	$4,609	$161,411	$998,978	$(8,201)	$1,156,797

	Three Months Ended June 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, April 1, 2025	17,368	2,150	$4,594	$151,473	$889,687	$(11,665)	$1,034,089

Net income	—	—	—	—	31,484	—	31,484
Net change in AOCI	—	—	—	—	—	2,104	2,104
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,803)	—	(7,803)
Class B Shares ($0.410 per share)	—	—	—	—	(881)	—	(881)
Stock options exercised, net of shares withheld	10	—	2	937	(949)	—	(10)
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	159	—	—	159
Designated key employees	—	—	—	(11)	—	—	(11)
Employee stock purchase plan - Class A Common Stock	3	—	—	191	—	—	191
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	36	—	—	36
Restricted stock, net of shares tendered back	(3)	—	1	797	(137)	—	661
Stock options	—	—	—	159	—	—	159

Balance, June 30, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2026

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2026	17,393	2,148	$4,601	$156,695	$945,399	$(4,402)	$1,102,293

Net income	—	—	—	—	75,435	—	75,435
Net change in AOCI	—	—	—	—	—	(3,799)	(3,799)
Dividends declared on Common Stock:
Class A Shares ($0.990 per share)	—	—	—	—	(17,212)	—	(17,212)
Class B Shares ($0.900 per share)	—	—	—	—	(1,929)	—	(1,929)
Stock options exercised, net of shares withheld	29	—	6	2,157	(2,678)	—	(515)
Conversion of Class B to Class A Common Shares	11	(11)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	24	—	—	24
Deferred compensation - Class A Common Stock:
Directors	—	—	—	282	—	—	282
Designated key employees	27	—	—	510	—	—	510
Employee stock purchase plan - Class A Common Stock	4	—	—	351	—	—	351
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(40)	—	—	(40)
Restricted stock, net of shares tendered back	34	—	2	1,167	(37)	—	1,132
Stock options	—	—	—	265	—	—	265

Balance, June 30, 2026	17,498	2,137	$4,609	$161,411	$998,978	$(8,201)	$1,156,797

	Six Months Ended June 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	78,752	—	78,752
Net change in AOCI	—	—	—	—	—	4,677	4,677
Dividends declared on Common Stock:
Class A Shares ($0.902 per share)	—	—	—	—	(15,602)	—	(15,602)
Class B Shares ($0.820 per share)	—	—	—	—	(1,763)	—	(1,763)
Stock options exercised, net of shares withheld	46	—	10	3,608	(3,253)	—	365
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Net change in notes receivable on Class A Common Stock	—	—	—	(48)	—	—	(48)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	302	—	—	302
Designated key employees	18	—	(1)	258	(179)	—	78
Employee stock purchase plan - Class A Common Stock	6	—	1	367	—	—	368
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	72	—	—	72
Restricted stock, net of shares tendered back	10	—	—	814	(181)	—	633
Stock options	—	—	—	315	—	—	315

Balance, June 30, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
OPERATING ACTIVITIES:

Net income	$75,435	$78,752
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	5,784	4,269
Net accretion and amortization on loans and deposits	(2,213)	(1,947)
Unrealized and realized gains on equity securities with a readily determinable fair value	357	(63)
Depreciation of premises and equipment	3,865	3,540
Amortization of mortgage servicing rights	990	827
Provision for on-balance sheet exposures	14,937	19,495
Provision for off-balance sheet exposures	120	10
Net gain on sale of mortgage loans held for sale	(2,950)	(2,894)
Origination of mortgage loans held for sale	(115,324)	(93,021)
Proceeds from sale of mortgage loans held for sale	109,224	95,377
Net gain on sale of consumer loans held for sale	(8,087)	(7,100)
Origination of consumer loans held for sale	(670,707)	(587,778)
Proceeds from sale of consumer loans held for sale	665,358	590,673
Net gain on sale of Republic Bank Finance loans and leases	(5,845)	—
Net gain realized on sale of other real estate owned	(15)	—
Writedowns of other real estate owned	106	106
Deferred compensation expense - Class A Common Stock	792	380
Stock-based awards and ESPP expense - Class A Common Stock	1,410	1,075
Amortization of right-of-use assets	3,168	3,049
Repayment of operating lease liabilities	(3,173)	(2,985)
Increase in cash surrender value of BOLI	(1,873)	(1,614)
Gain from death benefits in excess of cash surrender value of BOLI	(185)	—
Gain on sale of Visa Class B-1 shares	—	(4,090)
Net change in other assets and liabilities:
Accrued interest receivable	441	(651)
Accrued interest payable	(530)	(676)
Other assets	3,679	(5,085)
Other liabilities	(681)	7,899
Net cash provided by operating activities	74,083	97,548

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(202,199)	(318,782)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	192,897	205,765
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	398	5,344
Net change in outstanding warehouse lines of credit	139,394	(121,013)
Net change in other loans, net of allowance	(113,686)	154,886
Net proceeds from sale of consumer loans transferred to held for sale	—	5,305
Net redemptions (purchases) of Federal Home Loan Bank stock	13,965	(90)
Proceeds from sale of other real estate owned	465	—
Proceeds from sale of RBF loans and leases transferred to held for sale	87,684	—
Proceeds from sale of Visa Class B-1 shares	—	4,090
Proceeds of principal and earnings from BOLI	564	—
Investments in low-income housing tax partnerships	(14,564)	(10,085)
Net purchases of premises and equipment	(6,112)	(4,909)
Net cash provided by (used in) investing activities	98,806	(79,489)

FINANCING ACTIVITIES:
Net change in deposits	348,595	106,693
Net change in securities sold under agreements to repurchase and other short-term borrowings	(19,889)	(31,215)
Payments of Federal Home Loan Bank advances	(905,000)	(503,000)
Proceeds from Federal Home Loan Bank advances	556,000	478,000
Repurchase of Class A Common Stock	—	(72)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	298	313
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(515)	365
Cash dividends paid	(18,259)	(16,486)
Net cash provided by (used in) financing activities	(38,770)	34,598

NET CHANGE IN CASH AND CASH EQUIVALENTS	134,119	52,657
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	219,972	432,151
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354,091	$484,808
SUPPLEMENTAL DISCLOSURES OF CASHFLOW INFORMATION:
Cash paid during the period for:
Interest	$44,694	$53,827
Income taxes	14,688	16,128
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$962	$693
Transfers from loans to real estate acquired in settlement of loans	122	—
Net transfers from loans held for investment to loans held for sale	—	4,977
New unfunded obligations in low-income-housing investments	—	7,000
Right-of-use assets obtained in exchange for new operating lease liabilities	880	1,194
Premises and equipment obtained through the use of vendor credits	4,020	2,973

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026 and 2025 AND DECEMBER 31, 2025 (UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2025. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

The Company’s Executive Chair/CEO serves as the Company’s CODM. Net income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of June 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations. See additional discussion regarding segment information under the Footnote titled “Segment Information” in this section of the report.

Core Banking Operations

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint with all products and services generally offered under the Company’s traditional RB&T brand. As of June 30, 2026, Republic had 47 full-service banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 19
●	Central Kentucky — 6
●	Georgetown — 1
●	Lexington — 5
●	Northern Kentucky (Metropolitan Cincinnati) — 4

●Bellevue — 1

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

Traditional Banking operating expenses consist primarily of salaries and employee benefits, technology, equipment and communication costs, occupancy expenses, marketing and development expenses, FDIC insurance, interchange and card processing fees, legal and professional services, and other general and administrative expenses. Traditional Banking results are significantly influenced by general economic and competitive conditions, including changes in market interest rates, governmental laws and policies, and regulatory actions.

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

Early Season Refund Advances:

The ERA loan product is structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2025 and 2026 Tax Seasons:

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the responsibilities undertaken by the Tax Provider for each individual RT program, with more responsibilities assumed by the Tax Provider generally corresponding to higher RT revenue share earned by the Tax Provider. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfilment of RT contracts are generally expensed during the first half of each year. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

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

From time to time, RPS enters into revenue-sharing arrangements with prepaid marketer-servicers under which a portion of the interest income earned on program deposits is shared. Revenue share paid on RPS deposits is reported as “Interest expense on deposits.”

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

LOC Products:

Through the RCS segment, the Bank originates two line of credit products (“LOC I” and “LOC II”) offered generally to subprime or near-prime borrowers across multiple states. These service providers, operating under the Bank’s oversight and supervision, perform certain marketing, servicing, technology, and support functions. In addition, a separate third-party provides customer support, servicing, and other operational services on the Bank’s behalf. The Bank is the lender for both products and is marketed as such. The Bank establishes and controls the loan terms and underwriting guidelines and exercises consumer-compliance oversight over each product. The Bank sells participation interests in these products as follows:

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

Healthcare Receivables Products:

Through the RCS segment, the Bank originates healthcare receivables products across the U.S. through two different third-party service providers. For one of the programs, the Bank retains 100% of the receivables, with recourse in the event of default. For the other program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

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

Critical Accounting Policies and Estimates — To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of the Company’s financial condition and results of operations. At June 30, 2026, the accounting policy considered the most critical in preparing the Company’s consolidated financial statements is the determination of the ACLL.

Recently Adopted Accounting Standards

There were no ASUs adopted by the Company during the six months ended June 30, 2026.

Accounting Standards Update

The following not-yet-effective ASUs are considered relevant to the Company’s financial statements. Generally, if an issued-but-not-yet-effective ASU with an expected immaterial impact to the Company has been disclosed in prior Company filings, that ASU will not be subsequently redisclosed.

			Date Adoption	Adoption	Expected
ASU. No.	Topic	Nature of Update	Required	Method	Financial Impact
2024-03	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.	Annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027.	Retrospectively	Immaterial

2025-01	Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

			Annual reporting periods beginning after Dec. 15, 2026, and interim periods within annual reporting periods beginning after Dec. 15, 2027.	Retrospectively	Immaterial

2025-06	Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.

This ASU modernizes and clarifies the threshold for when an entity is required to start capitalizing software costs and is based on when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.

			Annual reporting periods beginning after Dec. 15, 2027, and interim reporting periods within those annual reporting periods.	Prospectively	Immaterial

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

			Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	Immaterial

2025-08	Financial Instruments—Credit Losses (Topic 326): Purchased Loans

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

			Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	Immaterial

2025-09	Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	The ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges.	Annual reporting periods beginning after Dec. 15, 2026, and interim reporting periods within those annual reporting periods.	Prospectively	Immaterial

2025-11	Interim Reporting (Topic 270): Narrow-Scope Improvements

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities, along with the related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$269,983	$16	$(3,632)	$266,367
Private label mortgage-backed security	—	1,360	—	1,360
Mortgage-backed securities - residential	606,710	1,129	(9,483)	598,356
Collateralized mortgage obligations	16,579	24	(388)	16,215
Corporate bonds	—	—	—	—
Trust preferred security	3,951	733	—	4,684
Total available-for-sale debt securities	$897,223	$3,262	$(13,503)	$886,982

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$294,940	$159	$(1,724)	$293,375
Private label mortgage-backed security	—	1,439	—	1,439
Mortgage-backed securities - residential	570,491	4,210	(6,792)	567,909
Collateralized mortgage obligations	17,528	27	(648)	16,907
Corporate bonds	1,001	—	—	1,001
Trust preferred security	3,924	138	—	4,062
Total available-for-sale debt securities	$887,884	$5,973	$(9,164)	$884,693

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities, together with the related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2026 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$12	$—	$—	$12
Collateralized mortgage obligations	4,534	3	—	4,537
Total held-to-maturity debt securities	$4,546	$3	$—	$4,549

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13	$—	$—	$13
Collateralized mortgage obligations	4,931	29	(44)	4,916
Total held-to-maturity debt securities	$4,944	$29	$(44)	$4,929

There were no HTM debt securities on nonaccrual or past due 90 days or more as of June 30, 2026, and December 31, 2025.

There were no HTM debt securities considered collateral dependent as of June 30, 2026, and December 31, 2025.

Sales and Calls of Available-for-Sale Debt Securities

During the three and six months ended June 30, 2026, and 2025, there were no material sales of AFS debt securities and no material gains or losses on sales or calls of AFS debt securities. During the six months ended June 30, 2026, AFS debt securities with amortized cost of $90 million were called. During the six months ended June 30, 2025, AFS debt securities with amortized cost of $181 million were called.

Debt Securities by Contractual Maturity

The following table summarizes the amortized cost and fair value of debt securities by contractual maturity. Expected maturities may differ from contractual maturities due to the ability of issuers to call or prepay obligations, with or without call or prepayment penalties. Securities without a single contractual maturity date are presented separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
June 30, 2026 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$94,990	$94,079	$—	$—
Due from one year to five years	174,993	172,288	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,951	4,684	—	—
Private label mortgage-backed security	—	1,360	—	—
Mortgage-backed securities - residential	606,710	598,356	12	12
Collateralized mortgage obligations	16,579	16,215	4,534	4,537
Total debt securities	$897,223	$886,982	$4,546	$4,549

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in unrealized loss positions for which no ACLS was recorded, by investment category and duration of the continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
June 30, 2026 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$172,289	$(2,704)	$79,068	$(928)	$251,357	$(3,632)
Mortgage-backed securities - residential	261,134	(2,617)	74,936	(6,866)	336,070	(9,483)
Collateralized mortgage obligations	580	(6)	13,490	(382)	14,070	(388)
Total available-for-sale debt securities	$434,003	$(5,327)	$167,494	$(8,176)	$601,497	$(13,503)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,947	$(53)	$78,317	$(1,671)	$163,264	$(1,724)
Mortgage-backed securities - residential	84,131	(149)	86,744	(6,643)	170,875	(6,792)
Collateralized mortgage obligations	—	—	14,242	(648)	14,242	(648)
Total available-for-sale debt securities	$169,078	$(202)	$179,303	$(8,962)	$348,381	$(9,164)

As of June 30, 2026, the Bank’s security portfolio consisted of 200 securities, 109 of which were in an unrealized loss position. As of December 31, 2025, the Bank’s security portfolio consisted of 198 securities, 86 of which were in an unrealized loss position.

As of June 30, 2026, and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest receivable on AFS debt securities is included in other assets on the Consolidated Balance Sheets and is excluded from the ACLS, when applicable. Accrued interest receivable on AFS debt securities totaled $5 million and $5 million as of June 30, 2026, and December 31, 2025. Accrued interest receivable on HTM debt securities totaled $10,000 as of June 30, 2026, and $12,000 as of December 31, 2025.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of June 30, 2026, all MBSs and CMOs held by the Bank, other than the private label MBS, were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA.

As of June 30, 2026, and December 31, 2025, there were gross unrealized losses of approximately $9 million and $7 million related to AFS MBS’s and CMO’s. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require an adjustment to the ACLS.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and other obligations, or otherwise held for other purposes permitted by law, were as follows:

	As of
(in thousands)	June 30, 2026	December 31, 2025

Amortized cost	$128,191	$168,530
Fair value	126,162	166,757
Carrying amount	126,162	166,757

Equity Securities

The following tables summarize the amortized cost and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$588	$—	$588

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945

The following table presents the gross realized and unrealized gains and losses recognized in the Company's consolidated statements of income for equity securities with readily determinable fair values:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$357	$357	$—	$32	$32

	Gains (Losses) Recognized on Equity Securities
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$357	$357	$—	$63	$63

3.LOANS HELD FOR SALE

In the ordinary course of business, the Bank originates mortgage and consumer loans for sale. Mortgage loans are primarily originated and sold into the secondary market through the Traditional Banking segment, while consumer loans are originated and sold through the RCS segment.

Mortgage Loans Held for Sale, at Fair Value

Additional information regarding mortgage loans HFS and carried at fair value is included in the “Mortgage Banking Activities” footnote within this section of the report.

Consumer Loans Held for Sale, at Fair Value

Through RCS, the Bank originates installment loans with terms ranging from 12 to 60 months to borrowers in multiple states. Loans originated under this program are classified as HFS and are generally sold within 16 days of origination to a third-party affiliated with the Bank’s service provider. These loans are carried at fair value pursuant to the fair value option and are remeasured to fair value on a monthly basis. The following table presents activity in consumer loans HFS carried at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$9,430	$8,602	$10,968	$5,443
Origination of consumer loans held for sale	54,234	48,465	99,782	82,812
Proceeds from the sale of consumer loans held for sale	(52,828)	(49,880)	(101,236)	(81,900)
Net gain on sale of consumer loans held for sale	1,570	1,125	2,892	1,957
Balance, end of period	$12,406	$8,312	$12,406	$8,312

Consumer Loans Held for Sale, at the Lower of Cost or Fair Value

RCS originates for sale 90% or 95% of the balances from its LOC products and 100% for some of its healthcare receivables products. Ordinary gains or losses on the sale of these RCS products are reported as a component of “Program fees.”

During the first quarter of 2025, management entered into an agreement to sell approximately $5 million of consumer credit card loans. Accordingly, the loans were transferred from held for investment to HFS. The sale was completed during the second quarter of 2025. The following table presents activity in consumer loans HFS carried at the lower of cost or fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$19,399	$23,523	$17,027	$18,632
Origination of consumer loans held for sale	325,308	272,662	570,925	504,966
Transferred from held for investment to held for sale	—	—	—	4,977
Proceeds from the sale of consumer loans held for sale	(318,426)	(279,465)	(564,122)	(514,078)
Net gain on sale of consumer loans held for sale	2,744	2,920	5,195	5,143
Balance, end of period	$29,025	$19,640	$29,025	$19,640

Other Loans Held for Sale, at the Lower of Cost or Fair Value

During the fourth quarter of 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The following table presents activity in other loans HFS carried at the lower of cost or fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$—	$—	$81,839	$—
Transferred from held for investment to held for sale	—	—	—	—
Proceeds from the sale of loans held for sale	—	—	(87,684)	—
Net gain on sale of loans held for sale	—	—	5,845	—
Balance, end of period	$—	$—	$—	$—

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The following table presents the composition of the Company's loan portfolio by portfolio segment and class:

(in thousands)	June 30, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$1,042,149	$1,040,080
Nonowner-occupied	275,983	283,246
Commercial real estate:
Owner-occupied	704,806	666,948
Nonowner-occupied	819,996	799,420
Multi-family	377,392	331,370
Construction & land development	215,341	238,455
Commercial & industrial	547,145	528,873
Lease financing receivables	21,572	20,523
Aircraft*	202,729	203,120
Home equity	429,812	413,638
Consumer:
Credit cards	11,422	10,711
Overdrafts	825	971
Automobile loans	645	738
Other consumer	5,692	8,204
Total Traditional Banking	4,655,509	4,546,297
Warehouse lines of credit*	614,696	754,090
Total Core Banking	5,270,205	5,300,387

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	12,924
Other TRS commercial & industrial	156	19,473
Republic Credit Solutions	140,045	113,545
Total Republic Processing Group	140,201	145,942

Total loans**	5,410,406	5,446,329
Allowance for credit losses	(87,767)	(85,352)

Total loans, net	$5,322,639	$5,360,977

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See the following table for expanded detail.

The following table reconciles the contractual balances and carrying amounts of loans:

(in thousands)	June 30, 2026	December 31, 2025

Contractually receivable	$5,419,880	$5,454,833
Unearned income	(3,272)	(3,137)
Unamortized premiums	119	142
Unaccreted discounts	(737)	(1,003)
Other net unamortized deferred origination (fees) and costs	(5,584)	(4,506)
Carrying value of loans	$5,410,406	$5,446,329

Credit Quality Indicators

The following tables present loans by segment, risk category and, for nonrevolving loans, origination year. For purposes of determining origination year, loan extensions and renewals are generally considered to have originated in the year of extension or renewal unless the transaction is accounted for as a loan modification. Extensions and renewals classified as loan modifications generally retain their original origination year.

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$120,350	$121,742	$49,579	$177,788	$151,938	$391,298	$3	$6,320	$1,019,018
Special Mention	—	—	—	388	1,513	713	—	—	2,614
Substandard	—	604	1,417	3,117	2,993	12,386	—	—	20,517
Doubtful	—	—	—	—	—	—	—	—	—
Total	$120,350	$122,346	$50,996	$181,293	$156,444	$404,397	$3	$6,320	$1,042,149
YTD Gross Charge-offs	$—	$12	$—	$8	$3	$42	$—	$—	$65

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$23,924	$17,414	$10,523	$39,780	$45,221	$134,240	$—	$4,301	$275,403
Special Mention	105	—	—	—	—	—	—	—	105
Substandard	—	—	—	—	—	475	—	—	475
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,029	$17,414	$10,523	$39,780	$45,221	$134,715	$—	$4,301	$275,983
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$87,109	$98,177	$36,563	$59,584	$94,957	$219,788	$16,400	$81,677	$694,255
Special Mention	7,080	—	—	—	—	90	—	404	7,574
Substandard	—	274	—	925	—	1,778	—	—	2,977
Doubtful	—	—	—	—	—	—	—	—	—
Total	$94,189	$98,451	$36,563	$60,509	$94,957	$221,656	$16,400	$82,081	$704,806
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$110,290	$70,486	$21,747	$92,064	$124,827	$272,477	$22,210	$89,460	$803,561
Special Mention	—	—	—	—	16,435	—	—	—	16,435
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,290	$70,486	$21,747	$92,064	$141,262	$272,477	$22,210	$89,460	$819,996
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$46,903	$7,358	$12,680	$71,367	$62,192	$84,873	$5,302	$80,934	$371,609
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4,554	—	—	1,229	—	—	—	5,783
Doubtful	—	—	—	—	—	—	—	—	—
Total	$46,903	$11,912	$12,680	$71,367	$63,421	$84,873	$5,302	$80,934	$377,392
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$30,731	$118,966	$34,975	$27,000	$563	$2,565	$541	$—	$215,341
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30,731	$118,966	$34,975	$27,000	$563	$2,565	$541	$—	$215,341
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$87,307	$121,714	$36,193	$34,425	$31,948	$35,656	$157,010	$22,321	$526,574
Special Mention		—	86	—	—	2,745	75	—	2,906
Substandard	15,635	—	259	60	1,329	—	38	344	17,665
Doubtful	—	—	—	—	—	—	—	—	—
Total	$102,942	$121,714	$36,538	$34,485	$33,277	$38,401	$157,123	$22,665	$547,145
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Lease financing receivables:
Risk Rating
Pass or not rated	$4,951	$5,147	$3,983	$6,221	$998	$37	$—	$—	$21,337
Special Mention	—	—	—	—	14	—	—	—	14
Substandard	52	—	27	60	10	72	—	—	221
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,003	$5,147	$4,010	$6,281	$1,022	$109	$—	$—	$21,572
YTD Gross Charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$25,834	$30,569	$20,751	$40,501	$30,887	$54,187	$—	$—	$202,729
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,834	$30,569	$20,751	$40,501	$30,887	$54,187	$—	$—	$202,729
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$423,639	$—	$423,639
Special Mention	—	—	—	—	—	—	1,896	—	1,896
Substandard	—	—	—	—	—	—	4,277	—	4,277
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$429,812	$—	$429,812
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$22	$—	$22

Consumer:
Risk Rating
Pass or not rated	$497	$1,310	$3,683	$1,446	$34	$458	$11,144	$—	$18,572
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	12	—	—	—	—	—	—	12
Doubtful	—	—	—	—	—	—	—	—	—
Total	$497	$1,322	$3,683	$1,446	$34	$458	$11,144	$—	$18,584
YTD Gross Charge-offs	$3	$12	$1	$—	$—	$4	$733	$—	$753

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$614,696	$—	$614,696
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$614,696	$—	$614,696
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$156	$—	$—	$—	$—	$—	$—	$—	$156
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156	$—	$—	$—	$—	$—	$—	$—	$156
YTD Gross Charge-offs	$5,665	$774	$—	$—	$—	$—	$—	$—	$6,439

RCS:
Risk Rating
Pass or not rated	$—	$442	$2,152	$3,111	$524	$145	$133,671	$—	$140,045
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$442	$2,152	$3,111	$524	$145	$133,671	$—	$140,045
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$8,180	$—	$8,180

Grand Total:
Risk Rating
Pass or not rated	$538,052	$593,325	$232,829	$553,287	$544,089	$1,195,724	$1,384,616	$285,013	$5,326,935
Special Mention	7,185	—	86	388	17,962	3,548	1,971	404	31,544
Substandard	15,687	5,444	1,703	4,162	5,561	14,711	4,315	344	51,927
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$560,924	$598,769	$234,618	$557,837	$567,612	$1,213,983	$1,390,902	$285,761	$5,410,406
YTD Gross Charge-offs	$5,668	$798	$1	$8	$4	$46	$8,935	$—	$15,460

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$153,758	$57,359	$208,250	$162,417	$134,290	$292,708	$—	$9,745	$1,018,527
Special Mention	—	—	—	1,610	—	582	—	—	2,192
Substandard	182	1,063	2,185	3,130	2,729	10,072	—	—	19,361
Doubtful	—	—	—	—	—	—	—	—	—
Total	$153,940	$58,422	$210,435	$167,157	$137,019	$303,362	$—	$9,745	$1,040,080
YTD Gross Charge-offs	$—	$43	$—	$18	$17	$50	$—	$—	$128

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$18,769	$13,367	$46,289	$48,701	$62,996	$89,968	$—	$2,640	$282,730
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	516	—	—	516
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,769	$13,367	$46,289	$48,701	$62,996	$90,484	$—	$2,640	$283,246
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$103,994	$40,027	$64,149	$101,727	$103,722	$162,831	$13,894	$56,250	$646,594
Special Mention	752	1,112	—	—	594	9,191	—	409	12,058
Substandard	5,448	—	942	—	—	1,906	—	—	8,296
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,194	$41,139	$65,091	$101,727	$104,316	$173,928	$13,894	$56,659	$666,948
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$77,928	$22,179	$104,436	$134,803	$101,477	$230,556	$19,700	$90,983	$782,062
Special Mention	676	—	—	16,682	—	—	—	—	17,358
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,604	$22,179	$104,436	$151,485	$101,477	$230,556	$19,700	$90,983	$799,420
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$139,641	$62,991	$44,005	$41,331	$17,176	$33,515	$153,706	$15,935	$508,300
Special Mention	—	569	—	—	1,556	—	64	—	2,189
Substandard	88	334	73	1,618	—	11,516	4,411	344	18,384
Doubtful	—	—	—	—	—	—	—	—	—
Total	$139,729	$63,894	$44,078	$42,949	$18,732	$45,031	$158,181	$16,279	$528,873
YTD Gross Charge-offs	—	$13	$216	$18	$—	$15	$—	$—	262

Lease financing receivables:
Risk Rating
Pass or not rated	$5,931	$4,909	$7,469	$1,433	$190	$83	$—	$—	$20,015
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	69	87	274	71	—	—	—	508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,938	$4,978	$7,556	$1,707	$261	$83	$—	$—	$20,523
YTD Gross Charge-offs	—	$49	$297	$31	$10	$3	$—	$—	390

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$31,154	$26,092	$47,389	$35,121	$29,828	$33,239	$—	$—	$202,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	297	—	—	—	297
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,154	$26,092	$47,389	$35,121	$30,125	$33,239	$—	$—	$203,120
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$408,021	$—	$408,021
Special Mention	—	—	—	—	—	—	1,957	—	1,957
Substandard	—	—	—	—	—	—	3,660	—	3,660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$413,638	$—	$413,638
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$56	$—	$56

Consumer:
Risk Rating
Pass or not rated	$1,799	$3,984	$1,840	$58	$25	$566	$12,267	$—	$20,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	84	—	85
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,799	$3,984	$1,840	$58	$25	$567	$12,351	$—	$20,624
YTD Gross Charge-offs	$31	$2	$3	$—	$1	$6	$1,154	$—	$1,197

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

RCS:
Risk Rating
Pass or not rated	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,131	$—	$19,131

Grand Total:
Risk Rating
Pass or not rated	$677,023	$294,525	$664,753	$593,811	$495,615	$903,747	$1,470,788	$259,206	$5,359,468
Special Mention	1,428	1,681	—	18,292	2,150	9,773	2,021	409	35,754
Substandard	5,725	1,466	3,287	5,022	3,097	24,011	8,155	344	51,107
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$684,176	$297,672	$668,040	$617,125	$500,862	$937,531	$1,480,964	$259,959	$5,446,329
YTD Gross Charge-offs	$15,532	$9,664	$516	$67	$28	$74	$20,341	$—	$46,222

Allowance for Credit Losses on Loans

The following table presents a rollforward of the ACLL portfolio by portfolio segment and class:

	ACLL Roll-forward
	Three Months Ended June 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,609	$192	$(11)	$15	$10,805	$10,756	$(142)	$(11)	$23	$10,626
Nonowner-occupied	3,508	(87)	—	—	3,421	4,025	(142)	—	—	3,883
Commercial real estate:
Owner-occupied	7,584	271	—	2	7,857	7,334	(191)	—	—	7,143
Nonowner-occupied	11,973	12	—	—	11,985	12,179	(230)	—	3	11,952
Multi-Family	2,812	384	—	—	3,196	2,807	(56)	—	—	2,751
Total commercial real estate	22,369	667	—	2	23,038	22,320	(477)	—	3	21,846
Construction & land development	8,256	(1,015)	—	—	7,241	8,027	698	—	—	8,725
Commercial & industrial	7,481	(22)	—	27	7,486	2,616	(143)	(18)	—	2,455
Lease financing receivables	624	(189)	—	24	459	1,054	39	(127)	17	983
Aircraft	506	1	—	—	507	554	(24)	—	—	530
Home equity	8,873	53	(22)	60	8,964	7,626	454	—	26	8,106
Consumer:
Credit cards	957	(8)	(3)	—	946	937	78	(56)	31	990
Overdrafts	701	272	(317)	138	794	687	170	(250)	49	656
Automobile loans	—	(2)	—	2	—	8	(7)	—	1	2
Other consumer	157	(5)	(7)	—	145	241	13	(8)	7	253
Total Traditional Banking	64,041	(143)	(360)	268	63,806	58,851	517	(470)	157	59,055
Warehouse lines of credit	1,571	(38)	—	—	1,533	1,421	255	—	—	1,676
Total Core Banking	65,612	(181)	(360)	268	65,339	60,272	772	(470)	157	60,731

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	6,283	(1,056)	(6,367)	1,140	—	25,819	(3,934)	(24,893)	3,008	—
Other TRS commercial & industrial	61	10	(72)	2	1	162	2	(166)	2	—
Republic Credit Solutions	19,884	6,384	(4,244)	403	22,427	20,050	4,983	(4,384)	380	21,029
Total Republic Processing Group	26,228	5,338	(10,683)	1,545	22,428	46,031	1,051	(29,443)	3,390	21,029

Total	$91,840	$5,157	$(11,043)	$1,813	$87,767	$106,303	$1,823	$(29,913)	$3,547	$81,760

	ACLL Roll-forward
	Six Months Ended June 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,844	$(41)	$(65)	$67	$10,805	$10,849	$(257)	$(29)	$63	$10,626
Nonowner-occupied	3,542	(121)	—	—	3,421	4,140	(257)	—	—	3,883
Commercial real estate:
Owner-occupied	7,207	646	—	4	7,857	7,319	(176)	—	—	7,143
Nonowner-occupied	11,690	295	—	—	11,985	12,523	(574)	—	3	11,952
Multi-Family	2,860	336	—	—	3,196	2,714	37	—	—	2,751
Total commercial real estate	21,757	1,277	—	4	23,038	22,556	(713)	—	3	21,846
Construction & land development	8,117	(876)	—	—	7,241	8,227	498	—	—	8,725
Commercial & industrial	7,403	53	—	30	7,486	2,527	(54)	(18)	—	2,455
Lease financing receivables	718	(301)	(1)	43	459	1,117	(18)	(138)	22	983
Aircraft	507	—	—	—	507	565	(35)	—	—	530
Home equity	8,629	291	(22)	66	8,964	7,378	701	—	27	8,106
Consumer:
Credit cards	957	(6)	(6)	1	946	1,379	(347)	(92)	50	990
Overdrafts	971	344	(727)	206	794	724	269	(440)	103	656
Automobile loans	—	(4)	—	4	—	11	(11)	—	2	2
Other consumer	217	(54)	(20)	2	145	283	(28)	(24)	22	253
Total Traditional Banking	63,662	562	(841)	423	63,806	59,756	(252)	(741)	292	59,055
Warehouse lines of credit	1,882	(349)	—	—	1,533	1,374	302	—	—	1,676
Total Core Banking	65,544	213	(841)	423	65,339	61,130	50	(741)	292	60,731

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	296	4,262	(6,367)	1,809	—	9,793	11,401	(24,893)	3,699	—
Other TRS commercial & industrial	37	34	(72)	2	1	68	94	(165)	3	—
Republic Credit Solutions	19,475	10,428	(8,180)	704	22,427	20,987	7,950	(8,638)	730	21,029
Total Republic Processing Group	19,808	14,724	(14,619)	2,515	22,428	30,848	19,445	(33,696)	4,432	21,029

Total	$85,352	$14,937	$(15,460)	$2,938	$87,767	$91,978	$19,495	$(34,437)	$4,724	$81,760

The cumulative loss rates used in estimating the Company’s ACLL as of June 30, 2026 were primarily derived from static pool analyses for each loan pool based on the Company’s loss experience from 2013 through 2026, supplemented by qualitative factor adjustments reflecting current conditions and reasonable and supportable forecasts. The ACLL model incorporates a one-year forecast period for unemployment and CRE vacancy rates.

The ACLL also includes estimated losses for loans evaluated individually, including collateral dependent loans and loans that do not share similar risk characteristics with pooled loans, such as certain loan modifications. During the second quarter of 2025, the Company implemented, as a practical expedient, a minimum loan balance threshold for individually evaluating loans with risk ratings of Special Mention or worse. The adoption of this threshold resulted in a $518,000 reduction to the Provision during the three and six months ended June 30, 2025.

Nonperforming Loans and Nonperforming Assets

The following table presents information regarding nonperforming loans, nonperforming assets, and select credit quality ratios:

(dollars in thousands)	June 30, 2026	December 31, 2025

Loans on nonaccrual status*	$30,645	$23,806
Loans past due 90-days-or-more and still on accrual**	83	161
Total nonperforming loans	30,728	23,967
Other real estate owned	843	1,277
Total nonperforming assets	$31,571	$25,244

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.57%	0.44%
Nonperforming assets to total loans (including OREO)	0.58	0.46
Nonperforming assets to total assets	0.45	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.58%	0.45%
Nonperforming assets to total loans (including OREO)	0.60	0.47
Nonperforming assets to total assets	0.49	0.38
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents nonaccrual loans and loans past due 90-days-or-more and still accruing by portfolio segment and class:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$20,053	$18,894	$—	$—
Nonowner-occupied	475	119	—	—
Commercial real estate:
Owner-occupied	722	377	—	—
Nonowner-occupied	—	—	—	—
Multi-family	4,554	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	391	344	—	—
Lease financing receivables	171	49	—	—
Aircraft	—	—	—	—
Home equity	4,268	3,727	—	—
Consumer:
Credit cards	—	—	4	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	11	296	—	—
Total Traditional Banking	30,645	23,806	4	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	30,645	23,806	4	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Credit Solutions	—	—	79	161
Total Republic Processing Group	—	—	79	161

Total	$30,645	$23,806	$83	$161

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans details by portfolio class:

				Three Months Ended	Six Months Ended
	As of June 30, 2026			June 30, 2026	June 30, 2026
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$353	$19,700	$20,053	$288	$527
Nonowner-occupied	367	108	475	3	20
Commercial real estate:
Owner-occupied	722	—	722	20	40
Nonowner-occupied	—	—	—	—	—
Multi-family	—	4,554	4,554	75	101
Construction & land development	—	—	—	—	—
Commercial & industrial	344	47	391	1	1
Lease financing receivables	—	171	171	—	—
Aircraft	—	—	—	—	—
Home equity	—	4,268	4,268	96	183
Consumer	—	11	11	3	3
Total	$1,786	$28,859	$30,645	$486	$875

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Six Months Ended
	As of December 31, 2025			June 30, 2025	June 30, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$18,894	$18,894	$307	$675
Nonowner-occupied	—	119	119	3	20
Commercial real estate:
Owner-occupied	377	—	377	24	72
Nonowner-occupied	—	—	—	4	8
Multi-family	—	—	—	4	4
Construction & land development	—	—	—	—	—
Commercial & industrial	344	—	344	16	21
Lease financing receivables	—	49	49	—	—
Aircraft	—	—	—	—	—
Home equity	—	3,727	3,727	104	179
Consumer	—	296	296	37	58
Total	$721	$23,085	$23,806	$499	$1,037

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90 days or more and still accruing interest include smaller-balance, primarily retail, homogeneous loan portfolios. Nonaccrual loans are generally restored to accrual status when all contractually due principal and interest have been brought current, remain current for six consecutive months, and collection of future contractual payments is reasonably assured. Modified loans classified as nonaccrual are evaluated individually for restoration to accrual status based on performance under the modified terms and other relevant credit factors.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by portfolio segment and class:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
June 30, 2026 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,526	$1,034	$2,851	$8,411	$1,033,738	$1,042,149
Nonowner-occupied	—	237	—	237	275,746	275,983
Commercial real estate:
Owner-occupied	—	—	—	—	704,806	704,806
Nonowner-occupied	—	—	—	—	819,996	819,996
Multi-family	—	4,554	—	4,554	372,838	377,392
Construction & land development	—	—	—	—	215,341	215,341
Commercial & industrial	6	47	344	397	546,748	547,145
Lease financing receivables	577	780	145	1,502	20,070	21,572
Aircraft	—	—	—	—	202,729	202,729
Home equity	1,205	1,048	975	3,228	426,584	429,812
Consumer:
Credit cards	—	—	4	4	11,418	11,422
Overdrafts	48	16	17	81	744	825
Automobile loans	—	—	—	—	645	645
Other consumer	20	2	—	22	5,670	5,692
Total Traditional Banking	6,382	7,718	4,336	18,436	4,637,073	4,655,509
Warehouse lines of credit	—	—	—	—	614,696	614,696
Total Core Banking	6,382	7,718	4,336	18,436	5,251,769	5,270,205

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	156	156
Republic Credit Solutions	8,068	1,907	79	10,054	129,991	140,045
Total Republic Processing Group	8,068	1,907	79	10,054	130,147	140,201

Total	$14,450	$9,625	$4,415	$28,490	$5,381,916	$5,410,406
Delinquency ratio***	0.27%	0.18%	0.08%	0.53%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,770	$2,140	$2,118	$9,028	$1,031,052	$1,040,080
Nonowner-occupied	—	—	—	—	283,246	283,246
Commercial real estate:
Owner-occupied	—	—	—	—	666,948	666,948
Nonowner-occupied	—	—	—	—	799,420	799,420
Multi-family	—	—	—	—	331,370	331,370
Construction & land development	—	—	—	—	238,455	238,455
Commercial & industrial	11	—	344	355	528,518	528,873
Lease financing receivables	4	—	49	53	20,470	20,523
Aircraft	—	—	—	—	203,120	203,120
Home equity	3,082	327	937	4,346	409,292	413,638
Consumer:
Credit cards	—	—	—	—	10,711	10,711
Overdrafts	67	52	4	123	848	971
Automobile loans	—	—	—	—	738	738
Other consumer	17	3	—	20	8,184	8,204
Total Traditional Banking	7,951	2,522	3,452	13,925	4,532,372	4,546,297
Warehouse lines of credit	—	—	—	—	754,090	754,090
Total Core Banking	7,951	2,522	3,452	13,925	5,286,462	5,300,387

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	12,924	12,924
Other TRS commercial & industrial	—	—	—	—	19,473	19,473
Republic Credit Solutions	6,947	1,830	161	8,938	104,607	113,545
Total Republic Processing Group	6,947	1,830	161	8,938	137,004	145,942

Total	$14,898	$4,352	$3,613	$22,863	$5,423,466	$5,446,329
Delinquency ratio***	0.27%	0.08%	0.07%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by Traditional Banking portfolio class:

	June 30, 2026		December 31, 2025
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$20,517	$—	$19,343	$—
Nonowner-occupied	475	—	535	—
Commercial real estate:
Owner-occupied	3,387	—	8,296	—
Nonowner-occupied	—	—	—	—
Multi-family	5,783	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	235	—	508
Aircraft	—	—	—	297
Home equity	4,277	—	3,659	—
Consumer	—	11	—	1
Total Traditional Banking	$34,439	$246	$31,833	$806

Collateral-Dependent Loans and Loan Modifications

When management determines that a loan is collateral dependent and foreclosure is probable, expected credit losses are measured using the fair value of the collateral as of the reporting date, adjusted for estimated selling costs, when applicable. Collateral-dependent loans are generally secured by real estate or personal property. If the fair value of the collateral, net of estimated selling costs, is insufficient to cover the recorded investment, the loan is charged down to that amount. Estimated selling costs generally range from 10% to 13% and are based on annual studies performed by the Company.

In accordance with the Bank’s charge-off policy, all or a portion of a collateral-dependent loan is charged off when the Bank concludes that the full amount of contractual principal and interest is not expected to be collected.

A loan modification occurs when, due to a borrower’s financial difficulties, the Bank grants a concession it would not otherwise consider. Most modifications involve changes to the loan’s original terms, including, depending on the borrower’s circumstances, temporary payment reductions requiring only interest and escrow payments (if applicable), reductions in the contractual interest rate, extensions of the maturity date, or a combination thereof.

The ACLL incorporates an estimate of lifetime expected credit losses using historical loss information. The Company utilizes a static pool loss rate methodology to estimate expected losses for pooled loans. From time to time, the Company modifies loans for borrowers experiencing financial difficulty through principal forgiveness, repayment term extensions, interest rate reductions, or other-than-insignificant payment delays. Because expected credit losses associated with these loans are generally captured within the ACLL methodology, loan modifications typically do not result in an immediate adjustment to the ACLL unless the loan is individually evaluated and the modification affects the specific reserve allocation. If principal forgiveness is granted, the forgiven amount is charged off against the ACLL.

Accruing modified loans are evaluated for nonaccrual classification based on the borrower’s financial condition and demonstrated ability to perform under the modified terms. Loans that are modified while on nonaccrual status generally remain on nonaccrual until sustained performance under the modified terms supports a return to accrual status.

As of June 30, 2026, and December 31, 2025, collateral dependent loans totaled $35 million and $33 million.

As of June 30, 2026 outstanding collateral dependent loan modifications to borrowers experiencing financial difficulty totaled $420,000.

Loan Modifications –2026:

During the second quarter of 2026, the Company modified two loans for borrowers experiencing financial difficulty with an aggregate amortized cost basis of $420,000, primarily consisting of a $367,000 RRE owner-occupied loan deferred 10 months and a $52,000 C&I loan extended three months.

During the first quarter of 2026, the Company modified five loans for borrowers experiencing financial difficulty with an aggregate amortized cost basis of $9 million. The modifications primarily consisted of a $7 million CRE owner-occupied loan extended seven months and a $2 million C&I loan extended 40 months. During the second quarter of 2026, the $7 million CRE owner-occupied loan was refinanced by the Bank at market terms and collateralized by additional security.

Loan Modifications –2025:

During the second quarter of 2025, the Company modified two loans for borrowers experiencing financial difficulty with an amortized cost basis of $4 million, primarily consisting of one CRE nonowner-occupied loan, with an amortized cost basis of $4 million extended 12 months.

During the fourth quarter of 2025, the Company modified seven loans for borrowers experiencing financial difficulty with an aggregate amortized cost basis of $13 million, primarily consisting of two CRE owner-occupied loans, with a total amortized cost basis of $5 million, which were extended three months and one CRE owner-occupied loan, with an amortized cost basis of $7 million, was extended six months.

During the six months ended June 30, 2026 and 2025, there were no payment defaults by borrowers experiencing financial difficulty related to loans that were modified in the prior 12 months.

Foreclosures

The following table presents the carrying amount of foreclosed RRE and CRE held by the Bank as a result of obtaining physical possession of the underlying collateral.

(in thousands)	June 30, 2026	December 31, 2025

Residential real estate	$—	$244
Commercial real estate	843	1,033
Total other real estate owned	$843	$1,277

The following table presents the recorded investment in consumer mortgage loans secured by RRE that were in the process of formal foreclosure proceedings in accordance with the requirements of the applicable jurisdictions.

(in thousands)	June 30, 2026	December 31, 2025

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$4,546	$3,148

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

The following table presents information regarding calendar year ERA/RA activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

ERAs/RAs originated	$—	$—	$246,396	$662,556
Net (credit) charge to the Provision for ERAs/RAs	(1,056)	(3,934)	4,262	11,401
Provision as a percentage of ERAs/RAs originated	NA	NA	1.73%	1.72%
Net ERA/RA charge-offs	$5,227	$21,885	$4,558	$21,194
Net ERA/RA charge-offs to total originations	NA	NA	1.85%	3.20%

5.DEPOSITS

The following table presents the composition of the deposit portfolio by portfolio segment:

(in thousands)	June 30, 2026	December 31, 2025

Core Bank:
Demand	$1,164,278	$1,128,255
Money market	1,532,292	1,497,561
Savings	215,327	217,723
Reciprocal money market	228,226	224,731
Individual retirement accounts (1)	35,256	34,349
Time deposits, $250 and over (1)	184,215	156,283
Other certificates of deposit (1)	300,146	290,087
Reciprocal time deposits (1)	68,814	70,729
Wholesale brokered deposits (1)	87,484	87,420
Total Core Bank interest-bearing deposits	3,816,038	3,707,138
Total Core Bank noninterest-bearing deposits	1,168,030	1,102,041
Total Core Bank deposits	4,984,068	4,809,179

Republic Processing Group:
Wholesale brokered deposits (1)	14,164	12,734
Interest-bearing prepaid card deposits	452,897	286,841
Money market	19,939	22,973
Total RPG interest-bearing deposits	487,000	322,548

Noninterest-bearing prepaid card deposits	9,403	5,228
Other noninterest-bearing deposits	71,271	66,192
Total RPG noninterest-bearing deposits	80,674	71,420
Total RPG deposits	567,674	393,968

Total deposits	$5,551,742	$5,203,147
(1)	Represents time deposits.

6.SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

SSUAR consists of short-term excess funds from correspondent banks, repurchase agreements, and overnight liabilities to deposit clients arising from the Bank's treasury management program. While similar to deposits in their transactional nature, these client liabilities are structured as repurchase agreements. Repurchase agreements collateralized by securities are accounted for as financings; accordingly, the underlying securities remain recorded as assets, while the related repurchase obligations are recorded as liabilities. The pledged securities are held by a safekeeping agent under the Bank's control.

As of June 30, 2026 and December 31, 2025, all SSUAR had overnight maturities.

The following table presents information regarding SSUAR:

(dollars in thousands)	June 30, 2026	December 31, 2025

Outstanding balance at end of period	$68,615	$88,504
Weighted average interest rate at end of period	0.43%	0.39%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$110,235	$130,940
Total securities pledged	$110,235	$130,940

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Average outstanding balance during the period	$82,507	$87,760	$85,888	$98,202
Weighted average interest rate during the period	0.43%	0.64%	0.42%	0.57%
Maximum outstanding at any month end during the period	$90,541	$94,775	$90,541	$112,826

7.FEDERAL HOME LOAN BANK ADVANCES

The following table presents information related to FHLB advances outstanding:

(in thousands)	June 30, 2026	December 31, 2025

Overnight advances	$—	$130,000
Fixed interest rate advances	157,000	376,000
Total FHLB advances	$157,000	$506,000

Each FHLB advance is payable at maturity. Fixed-rate advances are generally subject to prepayment penalties if repaid prior to their contractual maturity date.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of June 30, 2026, and December 31, 2025, Republic had available borrowing capacity of $884 million and $646 million from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million with various financial institutions at June 30, 2026, and December 31, 2025.

The following table presents aggregate contractual principal maturities and the weighted-average cost of FHLB advances outstanding:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2026	$30,000	4.82%
2027	121,000	3.47
2030	5,000	—
2031	1,000	—
Total	$157,000	3.60%

As disclosed in the “Interest Rate Swaps” footnote, the Bank extended $100 million of FHLB advances during the second quarter of 2024 through a third-party interest rate swap transaction. The swap effectively fixed the annualized cost of the related advances at 4.42% over a five-year term. Including the effects of applicable interest rate swaps, the weighted-average cost of all FHLB advances was 3.84%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB.

The following table presents information related to overnight FHLB advances outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Average outstanding balance during the period	$6,209	$—	$36,796	$74,972
Weighted average interest rate during the period	3.76%	—%	3.76%	4.45%
Maximum outstanding at any month end during the period	$35,000	$—	$210,000	$428,000

The following table presents real estate loans pledged as collateral for advances and letters of credit from the FHLB:

(in thousands)	June 30, 2026	December 31, 2025

First-lien, single family residential real estate	$1,112,985	$1,136,838
Home equity lines of credit	366,653	355,875
Multi-family commercial real estate	86,243	92,167
Commercial real estate	124,870	260,789

8.COMMITMENTS AND CONTINGENT LIABILITIES

Commitments to Extend Credit

The Company is party to financial instruments with OBS credit risk in the normal course of business. These financial instruments primarily consist of commitments to extend credit and standby letters of credit. The contractual or notional amounts of these instruments represent the Company’s potential future obligations. The creditworthiness of counterparties is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Depending on the results of the credit evaluation, collateral may be required and can include business assets of commercial borrowers, as well as personal property and real estate of individual borrowers or guarantors.

The Company also extends binding commitments to current and prospective borrowers. Such commitments generally provide for financing during a specified period of time and may be subject to specified terms and conditions. The Company’s risk under these commitments is limited by the contractual provisions of the agreements. For example, the Company may not be obligated to advance funds if the borrower’s financial condition deteriorates or if the borrower fails to comply with applicable covenants or other contractual requirements.

Approved but unfunded loan commitments expose the Company to credit, liquidity, and interest rate risk. Borrowers may draw on available commitments and require funding, while increases in market interest rates above committed rates may adversely affect the profitability of such commitments. However, because a portion of commitments is expected to expire without being drawn, the total contractual amount outstanding does not necessarily represent the Company's future funding obligations.

The following table presents the Company’s lending-related commitments, excluding Mortgage Banking loan commitments:

(in thousands)	June 30, 2026	December 31, 2025

Unused warehouse lines of credit	$552,804	$436,909
Unused home equity lines of credit	502,995	487,822
Unused loan commitments - other	1,194,705	1,203,211
Standby letters of credit	13,040	10,385
Total commitments	$2,263,544	$2,138,327

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower to a third party. The credit risk associated with these instruments is substantially the same as that involved in extending loans and other commitments to extend credit. Standby letters of credit also expose the Company to liquidity risk, as funding may be required upon demand by the beneficiary. The Company does not consider this liquidity risk to be material.

The following tables present a roll-forward of the ACLC:

	ACLC Roll-forward
	Three Months Ended June 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Unused Loan Commitments
Warehouse lines of credit	$62	$26	$—	$—	$88	$105	$(13)	$—	$—	$92
Home equity lines of credit	223	33	—	—	256	199	(4)	—	—	195
Construction lines of credit	679	—	—	—	679	737	(34)	—	—	703
RCS lines of credit	250	50	—	—	300	190	30	—	—	220
Loan commitments - other	316	(69)	—	—	247	279	11	—	—	290

Total	$1,530	$40	$—	$—	$1,570	$1,510	$(10)	$—	$—	$1,500

	ACLC Roll-forward
	Six Months Ended June 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Unused Loan Commitments
Warehouse lines of credit	$73	$15	$—	$—	$88	$79	$13	$—	$—	$92
Home equity lines of credit	189	67	—	—	256	183	12	—	—	195
Construction lines of credit	585	94	—	—	679	677	26	—	—	703
RCS lines of credit	230	70	—	—	300	300	(80)	—	—	220
Loan commitments - other	373	(126)	—	—	247	251	39	—	—	290

Total	$1,450	$120	$—	$—	$1,570	$1,490	$10	$—	$—	$1,500

9.FAIR VALUE

Fair value represents the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date in the principal, or most advantageous, market. The fair value hierarchy prioritizes the inputs used in measuring fair value into the following three levels:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2: Significant other observable inputs, including quoted prices for similar assets or liabilities; quoted prices in markets that are not active; and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing an asset or liability.

Authoritative accounting guidance requires maximizing the use of observable inputs and minimizing the use of unobservable inputs when measuring fair value. When limited or no observable market data exists, the Company develops estimates based on available information, including the characteristics of the asset or liability, current economic and market conditions, and other relevant factors. Accordingly, fair value estimates are inherently subjective and may not be realized in an actual sale or immediate settlement of the related asset or liability.

The Bank used the following valuation techniques and significant assumptions to estimate the fair value of its financial instruments:

Available-for-sale debt securities: Except for U.S. Treasury securities and the Bank’s TRUP investment, the fair value of AFS debt securities is generally determined using matrix pricing, a valuation technique that relies on the securities' relationships to benchmark securities with observable market prices rather than quoted prices for the specific securities (Level 2 inputs).

The fair value of U.S. Treasury securities is based on quoted market prices in active markets (Level 1 inputs).

As of June 30, 2026 and December 31, 2025, the Company owned one nominal private-label MBS classified as AFS with an amortized cost of $0 at both dates. At December 31, 2025, the Bank classified this MBS as a Level 3 and utilized an income valuation model (present value model) approach in determining the fair value of this security. Beginning in 2026, due to the insignificance of the position, the Company elected not to obtain Level 3 pricing.

As of June 30, 2026, due to the investment's illiquidity and the limited availability of observable market inputs, the TRUP investment is classified within Level 3 of the fair value hierarchy.

Equity securities with readily determinable fair value: The fair value of the Company’s FHLMC preferred stock is determined based on market prices of similar securities and is classified within Level 2 of the fair value hierarchy.

Mortgage loans held for sale, at fair value: The fair value of mortgage loans HFS is based on quoted secondary market prices and is classified within Level 2 of the fair value hierarchy.

Consumer loans held for sale, at fair value: The fair value of consumer loans HFS is based primarily on contractual sales terms and other unobservable inputs and is therefore classified within Level 3 of the fair value hierarchy.

Mortgage banking derivatives: Mortgage banking derivatives consist primarily of mandatory forward sales contracts and interest rate lock commitments. Fair value is determined using market-based pricing obtained from broker-dealers and other observable market inputs. Because the valuation relies principally on observable inputs, these instruments are classified within Level 2 of the fair value hierarchy.

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

Discussion of assets measured at fair value on a non-recurring basis follows:

Collateral-dependent loans: Collateral-dependent loans generally reflect partial charge-downs to fair value, which is typically determined using recent real estate appraisals or BPOs. These valuations may utilize one or more approaches, including comparable sales and income-based methodologies. Significant adjustments may be applied by the independent valuation specialists to account for differences between the subject property and comparable market data. As a result, the valuation of real estate collateral generally relies on significant unobservable inputs and is classified within Level 3 of the fair value hierarchy.

Non-real estate collateral is generally valued using appraisals, net book values reported in borrower financial statements, aging reports, or other relevant information. These values may be adjusted based on management's knowledge of the borrower, changes in market conditions since the valuation date, and other judgmental factors. Accordingly, valuations of non-real estate collateral are generally classified within Level 3 of the fair value hierarchy.

Collateral-dependent loans are evaluated quarterly for impairment, and valuation adjustments are recorded as necessary.

Other real estate owned: Assets acquired through, or in lieu of, foreclosure are initially recorded at fair value less estimated costs to sell, which establishes a new cost basis. Thereafter, OREO is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based on recent real estate appraisals or BPOs, which may utilize one or more valuation approaches, including comparable sales and income-based methodologies. Because these valuations often incorporate significant adjustments and unobservable inputs, OREO is generally classified within Level 3 of the fair value hierarchy.

Appraisals for collateral-dependent loans, bank premises, and OREO are performed by qualified independent appraisers whose credentials and licenses are reviewed and approved by the Bank. Upon receipt, appraisals are reviewed by members of the Bank’s CCAD to evaluate the reasonableness of the assumptions, methodologies, and resulting values, including comparisons to available market data and industry information. In addition, the Bank performs periodic back-testing by comparing actual sales proceeds to the most recent appraised values of similar collateral. These analyses are performed by collateral class, such as RRE and CRE, and may result in additional valuation adjustments for similar collateral.

Mortgage servicing rights: MSRs are evaluated for impairment at least quarterly by comparing the fair value of each tranche to its carrying amount. If the carrying amount of a tranche exceeds its fair value, impairment is recognized, and the tranche is carried at fair value. If the fair value of a tranche subsequently exceeds its carrying amount, previously recognized impairment is reversed, and the tranche's carrying amount is adjusted in accordance with the applicable valuation methodology. Fair value is determined using a valuation model that incorporates assumptions market participants would use in estimating future net servicing income. Because these assumptions are generally observable or can be corroborated by market data, MSRs are classified within Level 2 of the fair value hierarchy.

Transfers between levels of the fair value hierarchy are recognized as of the end of the reporting period. During the first quarter of 2026, one nominal AFS private-label MBS transferred from Level 3 to Level 2. Other than this transfer, there were no transfers into or out of Levels 1, 2, or 3 during the three and six month periods ended June 30, 2026 and 2025.

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Bank has elected the fair value option.

	Fair Value Measurements at
	June 30, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$24,937	$241,430	$—	$266,367
Mortgage-backed securities - residential	—	598,356	—	598,356
Collateralized mortgage obligations	—	16,215	—	16,215
Trust preferred security	—	—	4,684	4,684
Total available-for-sale debt securities	$24,937	$856,001	$4,684	$885,622

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$588	$—	$588
Total equity securities with a readily determinable fair value	$—	$588	$—	$588

Mortgage loans held for sale	$—	$16,566	$—	$16,566
Consumer loans held for sale	—	—	12,406	12,406
Rate lock commitments	—	537	—	537
Interest rate swap agreements - Bank clients and institutional swap dealer	—	4,391	—	4,391

Financial liabilities:
Mandatory forward contracts	$—	$112	$—	$112
Interest rate swap agreements - Bank clients and institutional swap dealer	—	4,391	—	4,391
Interest rate swap agreements on FHLB advances	—	692	—	692

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,854	$258,521	$—	$293,375
Private label mortgage-backed security	—	—	1,439	1,439
Mortgage-backed securities - residential	—	567,909	—	567,909
Collateralized mortgage obligations	—	16,907	—	16,907
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,062	4,062
Total available-for-sale debt securities	$34,854	$844,338	$5,501	$884,693

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with a readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$7,516	$—	$7,516
Consumer loans held for sale	—	—	10,968	10,968
Rate lock commitments	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321

Financial liabilities:
Mandatory forward contracts	$—	$29	$—	$29
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	—	2,674	—	2,674

Trust Preferred Security

The following table presents a rollforward of the Company’s TRUP investment, which is measured at fair value on a recurring basis and classified within Level 3 of the fair value category.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Balance, beginning of period	$4,072	$4,073	$4,062	$4,034
Total gains or losses included in earnings:
Discount accretion	14	16	28	32
Net change in unrealized gain (loss)	598	(14)	594	9
Balance, end of period	$4,684	$4,075	$4,684	$4,075

The fair value of the Company’s TRUP investment is based on the most recent bid price available for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The following table presents the aggregate fair value, contractual balance, and unrealized gain on mortgage loans HFS carried at fair value:

(in thousands)	June 30, 2026	December 31, 2025

Aggregate fair value	$16,566	$7,516
Contractual balance	16,197	7,367
Unrealized gain	369	149

The following table presents the total net gains recognized in earnings from changes in the fair value of mortgage loans HFS carried at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Interest income	$219	$221	$317	$337
Change in fair value	278	26	220	(19)
Total included in earnings	$497	$247	$537	$318

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recognized in accordance with the contractual terms of the loans and the Bank's accounting policies. None of these loans were past due 90 days or more or on nonaccrual status as of June 30, 2026, and December 31, 2025.

The significant unobservable inputs used in estimating the fair value of the Bank's short-term installment loans are net contractual premiums and the percentage of loans sold at a discount. Changes in these inputs could have a significant impact on the resulting fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
June 30, 2026 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$12,406	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

	Fair	Valuation
December 31, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$10,968	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

The following table presents the aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS carried at fair value:

(in thousands)	June 30, 2026	December 31, 2025

Aggregate fair value	$12,406	$10,968
Contractual balance	12,484	11,044
Unrealized loss	(78)	(76)

The following table presents the total net gains recognized in earnings from changes in the fair value of consumer loans HFS carried at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025

Interest income	$1,949	$1,664	$3,635	$2,742
Change in fair value	(22)	(4)	(1)	(25)
Total included in earnings	$1,927	$1,660	$3,634	$2,717

The following tables presents assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at
	June 30, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$743	$743
Commercial real estate:
Multi-Family	—	—	5,783	5,783
Total collateral-dependent loans	$—	$—	$6,526	$6,526

Other real estate owned:
Commercial real estate:
Nonowner-occupied	$—	$—	$843	$843
Total other real estate owned	$—	$—	$843	$843

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$412	$412
Nonowner-occupied	—	—	306	306
Commercial real estate:
Owner-occupied	—	—	1,260	1,260
Total collateral-dependent loans	$—	$—	$1,978	$1,978

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$328	$328
Commercial real estate:
Nonowner-occupied	—	—	949	$949
Total other real estate owned	$—	$—	$1,277	$1,277

The following tables present quantitative information regarding significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
June 30, 2026 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$743	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - Multi-Family	$5,783	Appraisal	Appraisal discounts	13% (13%)

Other real estate owned - commercial real estate nonowner-occupied	$843	Appraisal	Appraisal discounts	69% (69%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$412	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - residential real estate nonowner occupied	$306	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - commercial real estate owner-occupied	$1,260	Appraisal	Appraisal discounts	13%-70% (27%)

Other real estate owned - residential real estate	$328	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - commercial real estate nonowner-occupied	$949	Appraisal	Appraisal discounts	65% (65%)

Collateral Dependent Loans

Collateral-dependent loans are generally measured based on the fair value of the underlying collateral, less estimated costs to sell, when applicable. The Bank typically obtains new or updated appraisals or BPOs as part of its initial impairment assessment and subsequently evaluates the need for updated valuations based on market conditions and other relevant factors. The Bank may adjust collateral values for estimated selling costs, delinquent real estate taxes, and, when appropriate, deterioration in the physical condition of the property, adverse economic factors, or changes in market conditions. If a current appraisal or BPO is not available, management may apply a discount to an existing valuation to estimate current fair value. To the extent the estimated fair value of the collateral, net of selling costs, is less than the carrying value of the loan, a charge-off is recorded. Collateral-dependent loans are classified within Level 3 of the fair value hierarchy.

During the three and six month periods ended June 30, 2026 and 2025, Provision recorded related to collateral-dependent loans was not material.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based on external appraisals or BPOs. Because these valuations incorporate significant unobservable inputs, OREO is classified within Level 3 of the fair value hierarchy.

The following tables presents information related to OREO, including carrying amounts and valuation write-downs:

(in thousands)	June 30, 2026	December 31, 2025

Other real estate owned carried at fair value	$843	$1,277

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Other real estate owned write-downs during the period	$53	$53	$106	$106

Financial Instruments

The following tables presents the carrying amounts and estimated exit-price fair values of the Company's financial instruments:

		Fair Value Measurements at
		June 30, 2026:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$354,091	$354,091	$—	$—	$354,091
Available-for-sale debt securities	886,982	24,937	856,001	4,684	885,622
Held-to-maturity debt securities	4,546	—	4,549	—	4,549
Equity securities with a readily determinable fair value	588	—	588	—	588
Mortgage loans held for sale, at fair value	16,566	—	16,566	—	16,566
Consumer loans held for sale, at fair value	12,406	—	—	12,406	12,406
Consumer loans held for sale, at the lower of cost or fair value	29,025	—	—	29,134	29,134
Loans, net	5,322,639	—	—	5,300,109	5,300,109
Federal Home Loan Bank stock	18,149	—	—	—	NA
Accrued interest receivable	21,850	—	21,850	—	21,850
Mortgage servicing rights	6,783	—	18,607	—	18,607
Rate lock commitments	537	—	537	—	537
Interest rate swap agreements - Bank clients and institutional swap dealer	4,391	—	4,391	—	4,391

Liabilities:
Noninterest-bearing deposits	$1,248,704	$—	$1,248,704	$—	$1,248,704
Transaction deposits	3,612,959	—	3,612,959	—	3,612,959
Time deposits	690,079	—	691,586	—	691,586
Securities sold under agreements to repurchase and other short-term borrowings	68,615	—	68,615	—	68,615
Federal Home Loan Bank advances	157,000	—	156,546	—	156,546
Accrued interest payable	2,758	—	2,758	—	2,758
Mandatory forward contracts	112	—	112	—	112
Interest rate swap agreements - Bank clients and institutional swap dealer	4,391	—	4,391	—	4,391
Interest rate swap agreements on FHLB advances	692	—	692	—	692

		Fair Value Measurements at
		December 31, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$219,972	$219,972	$—	$—	$219,972
Available-for-sale debt securities	884,693	34,854	844,338	5,501	884,693
Held-to-maturity debt securities	4,944	—	4,929	—	4,929
Equity securities with a readily determinable fair value	945	—	945	—	945
Mortgage loans held for sale, at fair value	7,516	—	7,516	—	7,516
Consumer loans held for sale, at fair value	10,968	—	—	10,968	10,968
Consumer loans held for sale, at the lower of cost or fair value	17,027	—	—	17,124	17,124
Other loans held for sale, at the lower of cost or fair value	81,839	—	—	82,837	82,837
Loans, net	5,360,977	—	—	5,332,160	5,332,160
Federal Home Loan Bank stock	32,114	—	—	—	NA
Accrued interest receivable	22,291	—	22,291	—	22,291
Mortgage servicing rights	6,811	—	17,432	—	17,432
Rate lock commitments	279	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321

Liabilities:
Noninterest-bearing deposits	$1,173,461	$—	$1,173,461	$—	$1,173,461
Transaction deposits	3,378,084	—	3,378,084	—	3,378,084
Time deposits	651,602	—	652,942	—	652,942
Securities sold under agreements to repurchase and other short-term borrowings	88,504	—	88,504	—	88,504
Federal Home Loan Bank advances	506,000	—	508,892	—	508,892
Accrued interest payable	3,288	—	3,288	—	3,288
Mandatory forward contracts	29	—	29	—	29
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	2,674	—	2,674	—	2,674

10.MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily consist of the origination, sale, and servicing of RRE mortgage loans.

The following table presents activity in mortgage loans HFS carried at fair value:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$12,953	$9,140	$7,516	$8,312
Origination of mortgage loans held for sale	67,334	51,788	115,324	93,021
Transferred from held for investment to held for sale	—	—	—	—
Proceeds from the sale of mortgage loans held for sale	(65,182)	(53,561)	(109,224)	(95,377)
Net gain on mortgage loans held for sale	1,461	1,483	2,950	2,894
Balance, end of period	$16,566	$8,850	$16,566	$8,850

The following table presents the components of mortgage banking income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Net gain realized on sale of mortgage loans held for sale	$1,516	$1,354	$2,555	$2,637
Net change in fair value recognized on loans held for sale	278	26	220	(19)
Net change in fair value recognized on rate lock loan commitments	179	166	258	478
Net change in fair value recognized on forward contracts	(512)	(63)	(83)	(202)
Net gain recognized	1,461	1,483	2,950	2,894

Loan servicing income	833	825	1,664	1,650
Amortization of mortgage servicing rights	(495)	(412)	(990)	(827)
Net servicing income recognized	338	413	674	823
Total mortgage banking income	$1,799	$1,896	$3,624	$3,717

The following table presents activity for capitalized MSRs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$6,693	$6,876	$6,811	$6,975
Additions	585	377	962	693
Amortized to expense	(495)	(412)	(990)	(827)
Balance, end of period	$6,783	$6,841	$6,783	$6,841

There was no valuation allowance recorded for capitalized MSR’s for the three and six months ended June 30, 2026 and 2025.

The following table presents estimated fair value information for capitalized MSRs:

(dollars in thousands)	June 30, 2026	December 31, 2025

Fair value of mortgage servicing rights portfolio	$18,607	$17,432
Monthly weighted average prepayment rate of unpaid principal balance*	125%	131%
Discount rate	9.60%	9.74%
Weighted average foreclosure rate	0.13%	0.09%
Weighted average life in years	7.54	7.35
*	Rates are applied to individual tranches with similar characteristics.

Mortgage banking derivatives used in the ordinary course of business primarily consist of mandatory forward sales contracts and interest rate lock commitments. Mandatory forward sales contracts represent commitments to deliver mortgage loans at specified prices and dates and are used to manage interest rate risk associated with interest rate lock commitments and mortgage loans HFS. Interest rate lock commitments represent commitments to originate mortgage loans at specified interest rates. These derivative instruments have underlying variables, primarily interest rates, and are designed to manage exposure to market risk. Substantially all of these instruments expire within 90 days of issuance. Notional amounts are used to calculate contractual payments but do not represent credit exposure, which is limited to amounts to be received from or paid to counterparties.

Mandatory forward sales contracts also expose the Bank to counterparty credit risk, as counterparties may fail to perform under the terms of the agreements. If a counterparty is unable to fulfill its obligations, the Bank could incur additional costs to replace the contracts at then-current market rates. To mitigate this risk, the Bank limits its counterparties to financial institutions approved by management and the Board. The Bank does not anticipate nonperformance by any of its counterparties and, therefore, does not expect to incur material losses related to counterparty default.

The Bank is exposed to interest rate risk associated with mortgage loans HFS and interest rate lock commitments. Changes in market interest rates may cause the fair value of these instruments to increase or decrease. To manage this risk, the Bank enters into derivative instruments, including mandatory forward sales contracts and, from time to time, forward purchases of TBA securities. The fair value of these derivatives also fluctuates with changes in market interest rates, and such changes are expected to substantially, although not completely, offset changes in the fair value of mortgage loans HFS and interest rate lock commitments.

The objective of these risk management activities is to reduce the Bank's exposure to losses resulting from changes in market interest rates. The net impact of the derivative instruments on earnings depends on a variety of factors, including interest rate volatility, the volume of interest rate lock commitments that ultimately fund, the Bank's ability to fulfill forward contracts prior to expiration, and the time required to close and sell mortgage loans.

The following table presents the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives:

	June 30, 2026		December 31, 2025
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$16,197	$16,566	$7,367	$7,516

Included in other assets:
Rate lock loan commitments	$23,857	$537	$12,617	$279
Mandatory forward contracts	—	—	—	—

Included in other liabilities:
Mandatory forward contracts	$30,791	$112	$16,280	$29

11.INTEREST RATE SWAPS

Interest rate swap derivatives are recognized at fair value in other assets or other liabilities. The accounting for changes in fair value depends on whether the derivative has been designated and qualifies for hedge accounting. For derivatives designated as cash flow hedges, the effective portion of unrealized gains and losses is recorded in OCI. AOCI are subsequently reclassified into earnings in the same periods during which the hedged transactions affect earnings. If a hedge relationship ceases to qualify for hedge accounting, subsequent changes in fair value are recognized in current-period earnings. Derivatives not designated as hedging instruments are accounted for as economic hedges, with changes in fair value recognized in current-period earnings.

Interest Rate Swaps Used as Cash Flow Hedges

During 2024, the Bank entered into three interest rate swap agreements related to FHLB advances indexed to one-month SOFR. The counterparties to the swaps met the Bank’s credit standards, and management believes the associated counterparty credit risk is not significant. The Bank designated the swaps as cash flow hedges for hedge accounting purposes. The Bank expects the hedges to remain highly effective throughout the remaining terms of the swap agreements.

The following tables present information related to interest rate swaps designated as cash flow hedges:

		June 30, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$(692)	$100,000	$(2,674)

						June 30, 2026		December 31, 2025
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$(692)	$100,000	$(2,674)

The following table presents the total interest expense recognized on interest rate swaps designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Total interest (benefit) expense on FHLB swap transactions	$137	$(45)	$257	$(91)

The following table presents the net gains (losses) recognized in OCI and earnings related to interest rate swaps designated as cash flow hedges:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Losses recognized in OCI on derivative (effective portion)	$1,026	$(733)	$1,725	$(2,173)

Losses reclassified from OCI on derivative (effective portion)	137	(45)	257	(91)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

Non-hedge Interest Rate Swaps

The Bank enters into interest rate swap agreements to accommodate client transactions and meet customer financing needs. To mitigate the interest rate risk associated with these transactions, the Bank simultaneously enters into offsetting swap agreements with third-party counterparties. Although these instruments are derivatives, they are not designated as hedging instruments for accounting purposes. Accordingly, changes in fair value are recognized in current-period earnings.

Interest rate swap agreements expose the Bank to counterparty credit risk, which is the risk that a counterparty will fail to perform in accordance with the terms of the contract. When the fair value of a derivative contract is positive, the Bank is exposed to credit risk because the counterparty or client may be unable to satisfy its contractual obligations. Conversely, when the fair value of a derivative contract is negative, the Bank owes the counterparty or client and, therefore, is not exposed to credit risk on that position.

The following table presents a summary of the Bank's interest rate swaps related to client transactions:

		June 30, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$141,103	$1,216	$196,667	$3,922
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	134,028	(3,175)	69,628	(2,399)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$275,131	$(1,959)	$266,295	$1,523

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	134,028	3,175	69,628	2,399
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	141,103	(1,216)	196,667	(3,922)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$275,131	$1,959	$266,295	$(1,523)

Total		$550,262	$—	$532,590	$—

The Bank and its counterparties are required to pledge cash or securities as collateral when either party's net exposure to the other exceeds $250,000. As of June 30, 2026 and December 31, 2025, the Bank held cash collateral of $1 million and $0 pledged by counterparties, which was included in interest-bearing deposits on the Company’s Balance Sheet. Conversely, as of June 30, 2026 and December 31, 2025, the Bank had pledged cash collateral of $350,000 and $5 million to its counterparties, which was included in cash and cash equivalents on the Company’s Balance Sheet.

12.EARNINGS PER SHARE

The Company calculates EPS using the two-class method, under which earnings available to common shareholders are allocated between Class A Common Stock and Class B Common Stock based on dividends declared (or accumulated) and participation rights in undistributed earnings. The difference in EPS between the two classes results from the 10% per-share cash dividend premium paid on Class A Common Stock over that paid on Class B Common Stock.

The following table presents a reconciliation of the combined Class A and Class B Common Stock numerators and denominators used in computing basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net income	$32,866	$31,484	$75,435	$78,752
Dividends declared on Common Stock:
Class A Shares	(8,609)	(7,803)	(17,212)	(15,602)
Class B Shares	(962)	(881)	(1,929)	(1,763)
Undistributed net income for basic earnings per share	23,295	22,800	56,294	61,387
Weighted average potential dividends on Class A Shares upon exercise of dilutive options	(14)	(28)	(33)	(67)
Undistributed net income for diluted earnings per share	$23,281	$22,772	$56,261	$61,320

Weighted average shares outstanding:
Class A Shares	17,695	17,571	17,676	17,571
Class B Shares	2,138	2,150	2,143	2,150
Effect of dilutive securities on Class A Shares outstanding	31	63	33	74
Weighted average shares outstanding including dilutive securities	19,864	19,784	19,852	19,795

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45	$0.99	$0.90
Undistributed earnings per share*	1.19	1.17	2.87	3.14
Total basic earnings per share - Class A Common Stock	$1.69	$1.62	$3.86	$4.04

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41	$0.90	$0.82
Undistributed earnings per share*	1.08	1.06	2.61	2.86
Total basic earnings per share - Class B Common Stock	$1.53	$1.47	$3.51	$3.68

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45	$0.99	$0.90
Undistributed earnings per share*	1.18	1.16	2.86	3.13
Total diluted earnings per share - Class A Common Stock	$1.68	$1.61	$3.85	$4.03

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41	$0.90	$0.82
Undistributed earnings per share*	1.08	1.06	2.60	2.84
Total diluted earnings per share - Class B Common Stock	$1.53	$1.47	$3.50	$3.66
*

To arrive at undistributed EPS, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted-average shares for each class.

The following table presents stock options excluded from the computation of diluted EPS because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Antidilutive stock options	60,230	39,395	62,480	37,145
Average antidilutive stock options	60,230	39,395	59,134	34,050

13.OTHER COMPREHENSIVE INCOME

The following table presents the components of OCI and the related tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$(2,848)	$3,583	$(7,050)	$8,500
Income tax expense related to items of other comprehensive income	709	(896)	1,765	(2,125)
Net of tax	(2,139)	2,687	$(5,285)	$6,375

Derivatives:
Change in fair value of derivatives	1,026	(733)	1,725	(2,173)
Reclassification amount for net derivative (gains) losses realized in income	137	(45)	257	(91)
Net losses	1,163	(778)	1,982	(2,264)
Tax effect	(291)	195	(496)	566
Net of tax	872	(583)	1,486	(1,698)

Total other comprehensive income components, net of tax	$(1,267)	$2,104	$(3,799)	$4,677

The following table summarizes AOCI balances, net of tax:

		2026
(in thousands)	December 31, 2025	Change	June 30, 2026

Unrealized gain (loss) on AFS debt securities	$(2,397)	$(5,285)	$(7,682)
Unrealized gain (loss) on derivatives	(2,005)	1,486	(519)
Total unrealized gain (loss)	$(4,402)	$(3,799)	$(8,201)

		2025
(in thousands)	December 31, 2024	Change	June 30, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$6,375	$(7,378)
Unrealized gain (loss) on derivatives	(485)	(1,698)	(2,183)
Total unrealized gain (loss)	$(14,238)	$4,677	$(9,561)

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present net revenue and net revenue concentration by reportable segment:

	Three Months Ended June 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$60,375	$3,744	$64,119	$27	$3,006	$14,550	$17,583	$81,702

Noninterest income:
Service charges on deposit accounts	4,044	23	4,067	—	1	—	1	4,068
Net refund transfer fees	—	—	—	3,208	—	—	3,208	3,208
Mortgage banking income (1)	1,799	—	1,799	—	—	—	—	1,799
Interchange fee income	3,590	—	3,590	33	—	—	33	3,623
Program fees (1)	—	—	—	—	743	4,315	5,058	5,058
Increase in cash surrender value of BOLI (1)	943	—	943	—	—	—	—	943
Net losses on other real estate owned	(41)	—	(41)	—	—	—	—	(41)
Other	907	—	907	4	—	—	4	911
Total noninterest income	11,242	23	11,265	3,245	744	4,315	8,304	19,569

Total net revenue	$71,617	$3,767	$75,384	$3,272	$3,750	$18,865	$25,887	$101,271

Net-revenue concentration (2)	70%	4%	74%	3%	4%	19%	26%	100%

	Three Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$56,380	$3,549	$59,929	$62	$3,563	$12,648	$16,273	$76,202

Noninterest income:
Service charges on deposit accounts	3,482	23	3,505	—	—	—	—	3,505
Net refund transfer fees	—	—	—	2,567	—	—	2,567	2,567
Mortgage banking income (1)	1,896	—	1,896	—	—	—	—	1,896
Interchange fee income	3,157	—	3,157	42	1	—	43	3,200
Program fees (1)	—	—	—	—	735	3,716	4,451	4,451
Increase in cash surrender value of BOLI (1)	821	—	821	—	—	—	—	821
Net losses on other real estate owned	(53)	—	(53)	—	—	—	—	(53)
Other	1,143	—	1,143	114	—	—	114	1,257
Total noninterest income	10,446	23	10,469	2,723	736	3,716	7,175	17,644

Total net revenue	$66,826	$3,572	$70,398	$2,785	$4,299	$16,364	$23,448	$93,846

Net-revenue concentration (2)	71%	4%	75%	3%	5%	17%	25%	100%

(1)	Revenue component is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Six Months Ended June 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$119,702	$7,644	$127,346	$11,457	$6,043	$27,308	$44,808	$172,154

Noninterest income:
Service charges on deposit accounts	7,903	45	7,948	—	2	1	3	7,951
Net refund transfer fees	—	—	—	12,733	—	—	12,733	12,733
Mortgage banking income (1)	3,624	—	3,624	—	—	—	—	3,624
Interchange fee income	6,429	—	6,429	66	1	—	67	6,496
Program fees (1)	—	—	—	—	1,519	8,088	9,607	9,607
Increase in cash surrender value of BOLI (1)	1,873	—	1,873	—	—	—	—	1,873
Net losses on other real estate owned	(91)	—	(91)	—	—	—	—	(91)
Gain on sale of Republic Bank Finance loans and leases	5,845	—	5,845	—	—	—	—	5,845
Other	1,434	2	1,436	54	—	—	54	1,490
Total noninterest income	27,017	47	27,064	12,853	1,522	8,089	22,464	49,528

Total net revenue	$146,719	$7,691	$154,410	$24,310	$7,565	$35,397	$67,272	$221,682

Net-revenue concentration (2)	67%	3%	70%	11%	3%	16%	30%	100%

	Six Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$109,701	$6,577	$116,278	$29,874	$7,557	$25,181	$62,612	$178,890

Noninterest income:
Service charges on deposit accounts	6,921	43	6,964	—	—	1	1	6,965
Net refund transfer fees	—	—	—	16,460	—	—	16,460	16,460
Mortgage banking income (1)	3,717	—	3,717	—	—	—	—	3,717
Interchange fee income	6,201	—	6,201	75	1	—	76	6,277
Program fees (1)	—	—	—	—	1,502	6,771	8,273	8,273
Increase in cash surrender value of BOLI (1)	1,614	—	1,614	—	—	—	—	1,614
Net losses on other real estate owned	(106)	—	(106)	—	—	—	—	(106)
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	3,373	—	3,373	135	—	—	135	3,508
Total noninterest income	25,810	43	25,853	16,670	1,503	6,772	24,945	50,798

Total net revenue	$135,511	$6,620	$142,131	$46,544	$9,060	$31,953	$87,557	$229,688

Net-revenue concentration (2)	59%	3%	62%	20%	4%	14%	38%	100%

(1)	Revenue component is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

The following describes the Company's significant revenue streams within the scope of ASC 606:

Service charges on deposit accounts – The Company earns revenue from account-based and transaction-based services provided to retail and commercial deposit customers. Contracts for these services are generally governed by deposit agreements that disclose applicable fees. Revenue from transaction-based services is recognized when, or as, the related service is performed. Revenue from account-based services is recognized either at a point in time or over the period the service is provided, generally within one month. Examples of deposit service charges include per-item fees, stop-payment fees, paper statement fees, check-cashing fees, low-balance fees, check upcharge fees, and analysis fees.

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the obligations undertaken by the Tax Provider for each individual RT program, with more obligations generally corresponding to higher RT revenue share. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfillment of RT contracts are generally expensed during the first half of each year.

Interchange fee income – As an issuing bank, the Company earns interchange fee income on debit and credit card transactions made by its cardholders. Interchange fees are paid by merchants, through payment network intermediaries, for transaction processing, settlement services, and the assumption of certain transaction-related risks. Interchange fee income is recognized upon completion of the related card transaction. Reward costs provided to cardholders under the Company's rewards programs are accrued as qualifying transactions occur and are presented as a reduction of interchange fee income within noninterest income.

Net gains/(losses) on other real estate – The Company routinely sells OREO acquired through foreclosure. Net gains (losses) on OREO reflect gains or losses recognized upon disposition of OREO properties, as well as valuation adjustments recorded to reflect declines in the fair value of OREO HFS.

Other noninterest income – Other noninterest income consists primarily of fees generated from various customer service activities that are within the scope of ASC 606, however, these revenue streams are not separately disclosed as they are not material, individually or in the aggregate.

15. SEGMENT INFORMATION

Reportable segments are determined based on the products and services offered and the level of information provided to the CODM. The CODM uses this information to review the performance of various components of the business, including banking centers and business units, which are aggregated when their operating performance, products and services, and clients are similar. The Company’s Executive Chair and CEO serves as the Company’s CODM. Income before income tax expense is the measure of segment profit or loss regularly reviewed by the CODM and used to allocate resources and evaluate performance.

As of June 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

The nature of each segment’s operations and the primary drivers of net revenues by reportable segment are described below:

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

Net interest income and Program fees

The accounting policies used for Republic’s reportable segments are consistent with those described in the summary of significant accounting policies. Segment performance is evaluated based on operating income before income taxes. Goodwill is allocated to the Traditional Banking segment. Income taxes are generally allocated based on income before income tax expense unless specific segment allocations can be reasonably determined.

Transactions among reportable segments are recorded at carrying value. Net interest income is reflected within each applicable business segment based on the underlying financial instruments assigned to that segment and the impact of the Company’s internal FTP applied to each instrument. FTP is allocated from Traditional Banking to each segment based on the assumed terms of the underlying financial instruments within that segment and applicable market interest rates corresponding to those assumed terms.

The following tables present segment information for the three and six month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$60,375	$3,744	$64,119	$27	$3,006	$14,550	$17,583	$81,702

Provision for expected credit loss expense	(143)	(38)	(181)	(1,046)	—	6,384	5,338	5,157

Net refund transfer fees	—	—	—	3,208	—	—	3,208	3,208
Mortgage banking income	1,799	—	1,799	—	—	—	—	1,799
Program fees	—	—	—	—	743	4,315	5,058	5,058
Other noninterest income (1)	9,443	23	9,466	37	1	—	38	9,504
Total noninterest income	11,242	23	11,265	3,245	744	4,315	8,304	19,569

Salaries and employee benefits	26,000	754	26,754	1,717	1,124	1,348	4,189	30,943
Technology, equipment, and communication	7,427	46	7,473	81	20	1,112	1,213	8,686
Occupancy	3,358	30	3,388	61	5	6	72	3,460
Marketing and development	1,374	—	1,374	34	—	1,689	1,723	3,097
Other noninterest expense (2)	6,719	157	6,876	207	144	151	502	7,378
Total noninterest expense	44,878	987	45,865	2,100	1,293	4,306	7,699	53,564

Income (loss) before income tax expense	26,882	2,818	29,700	2,218	2,457	8,175	12,850	42,550
Income tax expense (benefit)	6,212	676	6,888	473	535	1,788	2,796	9,684

Net income (loss)	$20,670	$2,142	$22,812	$1,745	$1,922	$6,387	$10,054	$32,866

Period-end assets	$5,770,433	$614,989	$6,385,422	$20,226	$494,952	$161,229	$676,407	$7,061,829

Period-end loans	$4,655,509	$614,696	5,270,205	$156	$—	$140,045	$140,201	$5,410,406

Period-end deposits	$4,940,270	$43,798	4,984,068	$19,178	$494,754	$53,742	$567,674	$5,551,742

Net interest margin	4.16%	2.59%	4.02%	NM	NM	NM	NM	4.99%

Net-revenue concentration*	70%	4%	74%	3%	4%	19%	26%	100%

	Three Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic		Republic
	Traditional	Warehouse	Core	Refund	Payment		Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions		Solutions	RPG	Company

Net interest income	$56,380	$3,549	$59,929	$62	$3,563		$12,648	$16,273	$76,202

Provision for expected credit loss expense	517	255	772	(3,932)	—		4,983	1,051	1,823

Net refund transfer fees	—	—	—	2,567	—		—	2,567	2,567
Mortgage banking income	1,896	—	1,896	—	—		—	—	1,896
Program fees	—	—	—	—	735		3,716	4,451	4,451
Other noninterest income (1)	8,550	23	8,573	156	1		—	157	8,730
Total noninterest income	10,446	23	10,469	2,723	736		3,716	7,175	17,644

Salaries and employee benefits	25,866	735	26,601	1,963	1,035		1,202	4,200	30,801
Technology, equipment, and communication	7,427	45	7,472	132	27		1,053	1,212	8,684
Occupancy	3,291	30	3,321	60	5		5	70	3,391
Marketing and development	1,150	—	1,150	103	—		(10)	93	1,243
Core conversion and related contract consulting fees	182	—	182	—	—		—	—	182
Other noninterest expense (2)	6,717	141	6,858	246	112		116	474	7,332
Total noninterest expense	44,633	951	45,584	2,504	1,179		2,366	6,049	51,633

Income before income tax expense	21,676	2,366	24,042	4,213	3,120		9,015	16,348	40,390
Income tax expense	4,820	533	5,353	901	679		1,973	3,553	8,906

Net income	$16,856	$1,833	$18,689	$3,312	$2,441		$7,042	$12,795	$31,484

Period-end assets	$5,788,697	$672,166	$6,460,863	$32,771	$346,586		$130,697	$510,054	$6,970,917

Period-end loans	$4,582,152	$671,773	$5,253,925	$95	$—		$119,000	$119,095	$5,373,020

Period-end deposits	$4,849,544	$37,704	$4,887,248	$31,374	$346,586		$52,031	$429,991	$5,317,239

Net interest margin	3.84%	2.51%	3.72%	NM	NM	%	NM	NM	4.61%

Net-revenue concentration*	71%	4%	75%	3%	5%		17%	25%	100%

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

	Six Months Ended June 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$119,702	$7,644	$127,346	$11,457	$6,043	$27,308	$44,808	$172,154

Provision for expected credit loss expense	562	(349)	213	4,296	—	10,428	14,724	14,937

Net refund transfer fees	—	—	—	12,733	—	—	12,733	12,733
Mortgage banking income	3,624	—	3,624	—	—	—	—	3,624
Program fees	—	—	—	—	1,519	8,088	9,607	9,607
Gain on sale of Republic Bank Finance loans and leases	5,845	—	5,845	—	—	—	—	5,845
Other noninterest income (1)	17,548	47	17,595	120	3	1	124	17,719
Total noninterest income	27,017	47	27,064	12,853	1,522	8,089	22,464	49,528

Salaries and employee benefits	52,639	1,477	54,116	4,242	2,123	2,579	8,944	63,060
Technology, equipment, and communication	14,229	94	14,323	170	40	2,099	2,309	16,632
Occupancy	6,897	61	6,958	128	11	11	150	7,108
Marketing and development	1,964	—	1,964	91	—	2,820	2,911	4,875
FHLB advances early termination penalties	2,316	—	2,316	—	—	—	—	2,316
Other noninterest expense (2)	13,221	291	13,512	734	298	275	1,307	14,819
Total noninterest expense	91,266	1,923	93,189	5,365	2,472	7,784	15,621	108,810

Income (loss) before income tax expense	54,891	6,117	61,008	14,649	5,093	17,185	36,927	97,935
Income tax expense (benefit)	12,969	1,468	14,437	3,193	1,111	3,759	8,063	22,500

Net income (loss)	$41,922	$4,649	$46,571	$11,456	$3,982	$13,426	$28,864	$75,435

Period-end assets	$5,770,433	$614,989	$6,385,422	$20,226	$494,952	$161,229	$676,407	$7,061,829

Period-end loans	$4,655,509	$614,696	$5,270,205	$156	$—	$140,045	$140,201	$5,410,406

Period-end deposits	$4,940,270	$43,798	$4,984,068	$19,178	$494,754	$53,742	$567,674	$5,551,742

Net interest margin	4.13%	2.59%	3.99%	NM	NM	NM	NM	5.23%

Net-revenue concentration*	67%	3%	70%	11%	3%	16%	30%	100%

	Six Months Ended June 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic		Republic
	Traditional	Warehouse	Core	Refund	Payment		Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions		Solutions	RPG	Company

Net interest income	$109,701	$6,577	$116,278	$29,874	$7,557		$25,181	$62,612	$178,890

Provision for expected credit loss expense	(252)	302	50	11,495	—		7,950	19,445	19,495

Net refund transfer fees	—	—	—	16,460	—		—	16,460	16,460
Mortgage banking income	3,717	—	3,717	—	—		—	—	3,717
Program fees	—	—	—	—	1,502		6,771	8,273	8,273
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—		—	—	4,090
Other noninterest income (1)	18,003	43	18,046	210	1		1	212	18,258
Total noninterest income	25,810	43	25,853	16,670	1,503		6,772	24,945	50,798

Salaries and employee benefits	52,124	1,428	53,552	4,161	1,902		2,255	8,318	61,870
Technology, equipment, and communication	14,874	80	14,954	317	44		2,012	2,373	17,327
Occupancy	6,754	60	6,814	121	10		10	141	6,955
Marketing and development	1,438	—	1,438	178	—		1,014	1,192	2,630
Core conversion and related contract consulting fees	5,896	—	5,896	—	—		—	—	5,896
Other noninterest expense (2)	13,453	255	13,708	950	283		222	1,455	15,163
Total noninterest expense	94,539	1,823	96,362	5,727	2,239		5,513	13,479	109,841

Income before income tax expense	41,224	4,495	45,719	29,322	6,821		18,490	54,633	100,352
Income tax expense	8,656	1,013	9,669	6,399	1,485		4,047	11,931	21,600

Net income	$32,568	$3,482	$36,050	$22,923	$5,336		$14,443	$42,702	$78,752

Period-end assets	$5,788,697	$672,166	$6,460,863	$32,771	$346,586		$130,697	$510,054	$6,970,917

Period-end loans	$4,582,152	$671,773	$5,253,925	$95	$—		$119,000	$119,095	$5,373,020

Period-end deposits	$4,849,544	$37,704	$4,887,248	$31,374	$346,586		$52,031	$429,991	$5,317,239

Net interest margin	3.81%	2.59%	3.71%	NM	NM	%	NM	NM	5.44%

Net-revenue concentration*	59%	3%	62%	20%	4%		14%	38%	100%

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

16.LOW-INCOME HOUSING TAX CREDIT INVESTMENTS

The Company is a limited partner in several low-income housing partnerships that invest in qualified affordable housing projects. The Company expects to realize substantially all of the benefits from these investments through the tax credits generated by the underlying projects. These investments are included in other assets on the Consolidated Balance Sheets, while any unfunded commitments are included in other liabilities. The investments are amortized as a component of income tax expense.

The following table summarizes information related to the Company’s qualified low-income housing tax credit investments related and obligations:

(in thousands)		June 30, 2026		December 31, 2025
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$110,800	$28,412	$96,236	$42,976
Life-to-date amortization		(36,110)	NA	(30,262)	NA
Low-income housing tax credit - Net		$74,690	$28,412	$65,974	$42,976
(1)	All obligations will be paid by the Company by December 31, 2039.
(2)	All obligations will be paid by the Company by December 31, 2040.

The following table summarizes amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Amortization expense	$2,903	$2,008	$5,848	$4,313
Tax credits recognized	(3,601)	(2,803)	(7,233)	(5,978)

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

There is no assurance that the following list of risks and uncertainties is complete. However, risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements include:

Financial, Economic, and Market Risks

●	Litigation and regulatory outcomes, including liabilities, costs, expenses, settlements, judgments, or adverse decisions in litigation or regulatory proceedings.
●	Interest rate fluctuations and U.S. Treasury yield curve shifts, which may affect the Company’s net interest income, NIM, mortgage banking operations, warehouse lending operations and overall interest rate risk profile.
●	Magnitude and frequency of changes to the FFTR implemented by the FOMC.
●	Changes in fiscal, monetary, tax, or regulatory policies, including federal and/or statutory tax rates, regulatory rules or standards, which may impact the Company’s operations and compliance requirements.
●	Changes in ASUs, including the introduction of new ASUs that may affect financial reporting and disclosures.
●	Economic and political conditions, including inflation, recession, geopolitical developments, risk of further government shutdowns, and U.S government efforts to control related trends, which could disrupt financial markets, consumer confidence, or spending behaviors.
●	Market volatility and capital market disruptions, including liquidity pressures and pricing shifts that may affect investment securities, funding sources, and investor sentiment.
●	Disruption of the U.S. and global financial system, including volatility in the capital and bond markets, inflationary pressures, tariffs, threats to the FRB’s independence and potential global economic downturns.

●	Changes in investor sentiment or behavior, which may affect the Company’s stock price, funding costs, and strategic flexibility.
●	Changes in consumer/business spending or savings behavior, which may impact loan demand, deposit levels, and overall economic activity.

Credit and Liquidity Risks

●	Ability to effectively manage capital and liquidity, particularly during periods of economic stress or market disruption.
●	Credit quality deterioration, including changes in customer and counterparty creditworthiness, the ACLL, the ACLC, charge-offs, or impairments in investment securities, goodwill, MSR’s, or DTA’s.
●	Accuracy of assumptions and estimates, including those used in establishing the ACLL, ACLC, and other financial models.
●	Model risk, including reliance on complex financial models for CECL, fair value, and stress testing, and the potential for material error or miscalibration.

Operational and Strategic Execution Risks

●	Competitive product and pricing pressures across the Company’s five reportable segments, which may impact volume, market share, margins, and profitability.
●	Projections of financial performance, including incorrect assumptions by management of future financial performance regarding revenue, expenses, cost saving opportunities, capital expenditures, EPS, dividends, and capital structure, which may differ materially from actual results.
●	Operational changes and integration risk, including:
o	Financial and operational impact thresholds that trigger enhanced governance reviews;
o	Integration challenges from acquired institutions, new systems and related savings realization;
o	AI, particularly generative AI, adoption risks including performance failures, bias, or reliance on third-party AI vendors, and more effective adoption by industry competitors;
o	Third-party/vendor dependencies, including contractual, data security, and operational integrity risks; and
o	Cross-departmental impact, which introduces complexity and coordination risk, potentially requiring multiple governance body reviews.
●	Dependence on key contracts and partners, including:
o	Nonrenewal of major contracts (e.g., with marketer-servicers in TRS);
o	Ability to qualify for or realize tax-credit incentives including future R&D federal tax credits;
o	Achievement of cost savings from system implementations; and
o	Replacement of lost revenue from expiring or terminated arrangements.
●	ERA/RA and RT volume realization risk, including the ability of Tax Providers to successfully market and deliver expected product volumes.
●	The ability of RPS marketer-servicers to establish and maintain average deposit balances in line with Company expectations.
●	The ability of RPS marketer-servicers to meet minimum contractual balance thresholds necessary to qualify for revenue sharing payments.

Technology, Cybersecurity, and Compliance Risks

●	Technology and cybersecurity risk, including internal control deficiencies, system failures, cyberattacks, data breaches, business continuity issues, and third-party service disruptions.
●	Ability to maintain the security of financial, accounting, technology, data processing, and operational systems, including resilience against unauthorized access or system failures.
●	Ability to withstand disruptions caused by failures of third-party systems or vendors.
●	Effectiveness of the Company’s risk management and governance framework, including internal control environment, disclosure controls, Anti-Money Laundering/Office of Foreign Assets Control compliance, third-party risk management and Board and audit committee of the Board oversight.
●	Data privacy and regulatory compliance risk, including evolving federal and state privacy laws (such as Gramm-Leach-Bliley Act, California Consumer Privacy Act, California Privacy Rights and Enforcement Act) and potential for regulatory penalties or reputational harm.

Environmental, Social, and Geopolitical Risks

●	Operational disruptions from natural disasters, pandemics, climate-related physical risks, and sustainability-related reputation or regulatory concerns.
●	Exposure to climate-related transition risks, including regulatory shifts, carbon pricing, and potential stranded asset exposures.
●	Geopolitical and supply chain risk, including trade tensions, regional conflicts, and disruptions to vendor or operational continuity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Republic’s consolidated financial statements and accompanying notes have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies is set forth in Part II “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2025.

Management continually evaluates the accounting policies and estimates used in preparing the consolidated financial statements. Estimates and assumptions are based on historical experience, accounting and regulatory guidance, and information obtained from independent third parties, when applicable. Actual results may differ from those estimates.

Critical accounting policies are those that management believes are most important to the portrayal of the Company's financial condition and results of operations and require the use of difficult, subjective, or complex judgments. In determining whether an accounting policy is critical, management considers several factors, including the significance of the estimates to the financial statements, the degree of judgment involved, the availability of observable or independently verifiable information, the sensitivity of the estimates to changes in economic conditions, and the extent to which alternative accounting methods may be applied under GAAP. Management has discussed its critical accounting policies and the process used to identify them with the Audit Committee.

Management believes the Company’s most critical accounting estimate relates to the ACLL and the related Provision. Estimating the ACLL requires significant judgment regarding historical loss experience, current conditions, qualitative factors, and reasonable and supportable economic forecasts. Accordingly, changes in assumptions, economic conditions, or portfolio characteristics could materially affect the ACLL and the Provision.

As of June 30, 2026, the Bank maintained an ACLL for expected credit losses inherent in the loan portfolio, including overdrawn deposit accounts. Management evaluates the adequacy of the ACLL on a monthly basis and reviews the ACLL with both the Audit Committee and Board quarterly.

The Company estimates the ACLL using a static-pool CECL methodology that analyzes historical loan pools over their expected lives to derive loss rates, which are adjusted for current conditions and reasonable and supportable forecasts before being applied to the outstanding balances of the respective loan pools. Due to its historical correlation with the Company's net charge-off experience, the U.S. unemployment rate serves as the primary economic forecast variable. CRE and C&I vacancy rates are also considered as secondary forecast variables. Following the one-year reasonable and supportable forecast period, loss rates are assumed to revert immediately to long-term historical averages. Historical loss rates are further adjusted for current conditions, including changes in underwriting standards, portfolio composition, loan terms, delinquency trends, property values, and other relevant environmental factors.

The ACLL is significantly influenced by the composition, characteristics, and credit quality of the Company’s loan portfolio, as well as the economic conditions and forecasts incorporated into the CECL model. Changes in these or other relevant factors may result in increased volatility in the ACLL and, consequently, the Company's earnings.

BUSINESS SEGMENTS

Reportable segments are determined based on the products and services offered and the level of information provided to the CODM. The CODM uses this information to review the performance of various components of the business, including banking centers and business units, which are aggregated when their operating performance, products and services, and clients are similar. The Company’s Executive Chair and CEO serves as the Company’s CODM. Income before income tax expense is the measure of segment profit or loss regularly reviewed by the CODM and used to allocate resources and evaluate performance.

As of June 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Banking Operations:

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint, with all products and services generally offered under the Company’s traditional RB&T brand. As of June 30, 2026, Republic had 47 full-service banking centers with locations as follows:

●	Kentucky — 29
●	Metropolitan Louisville — 19
●	Central Kentucky — 6
●	Georgetown — 1
●	Lexington — 5
●	Northern Kentucky (Metropolitan Cincinnati) — 4

●Bellevue — 1

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

Traditional Banking operating expenses consist primarily of salaries and employee benefits, technology, equipment and communication costs, occupancy expenses, marketing and development expenses, FDIC insurance, interchange and card processing fees, legal and professional services, and other general and administrative expenses. Traditional Banking results are significantly influenced by general economic and competitive conditions, including changes in market interest rates, governmental laws and policies, and regulatory actions.

Traditional Banking lending activities consist of the following:

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

CRE and multi-family loans are typically secured by improved property such as office buildings, medical facilities, retail centers, warehouses, apartment buildings, condominiums, schools, religious institutions, and other types of CRE use property. The CRE Banking group, which launched in 2022, focuses on large CRE projects, typically in amounts from $5 million to $25 million. Borrowers are generally single-asset entities and the underlying collateral is nonowner-occupied. Primary underwriting considerations are cash flow projections (current and historical), financial capacity of sponsors, and collateral value financed.

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

The Business Banking group, reporting under Retail Banking in most markets, focuses on locally based small businesses in the Bank’s market footprint with primarily annual revenues up to $10 million and borrowings between $350,000 and $1 million. The needs of these clients range from expansion or acquisition financing, equipment financing, owner-occupied real estate financing, and smaller operating lines of credit.

The Bank is an SBA Preferred Lending Partner, which allows the Bank to underwrite and approve its own SBA loans in an expedited manner. The Bank makes loans to borrowers generally up to $3 million under both the SBA “7A Program” and the “504 Program” for CRE owner-occupied opportunities. The Bank utilizes these programs to reduce credit risk exposure.

Lease financing receivables, which are generally direct financing leases, are reported at their principal balance outstanding, including any lease residual amount, net of any unearned income, deferred loan fees and costs, and applicable ACLL. Leasing income is recognized on the basis that achieves a constant periodic rate of return on the outstanding lease financing balances over the lease terms. During December 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. The sale was completed during the first quarter of 2026, resulting in a $5.8 million pre-tax gain, net of broker commissions.

Construction & Land Development Lending — The Bank originates business loans for the construction of both single-family, RRE properties and CRE properties (apartment complexes, shopping centers and office buildings) to borrowers primarily located within the Bank’s market footprint or in an adjoining market. While not a major focus for the Bank, the Bank may originate loans for the acquisition and development of RRE or CRE land into buildable lots.

Single-family, RRE-construction loans are made in the Bank’s market area to established homebuilders with solid financial records. The majority of these loans are made for “contract” homes that the builder has already pre-sold to a homebuyer.

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

Consumer Lending — Traditional Banking consumer loans include home improvement and home equity loans, other secured and unsecured personal loans, and credit cards originated to borrowers primarily located within the Bank’s market footprint or in an adjoining market. In 2024, the Traditional Banking segment ceased originating new consumer credit cards and sold its $5 million portfolio in the second quarter of 2025, recognizing a $328,000 pre-tax net gain in other noninterest income. With the exception of home equity loans, which are actively marketed in conjunction with single-family, first-lien RRE loans, other Traditional Banking consumer loan products, while available, are not and have not been actively promoted within the Bank’s markets.

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

Early Season Refund Advances:

The ERA loan product is structured similarly to the RA, with the primary differences being the timing of when the ERAs are originated and the documentation available to underwrite the ERAs. The ERA is originated prior to the taxpayer receiving their fiscal year taxable income documentation, such as Form W-2, and the filing of the taxpayer’s final federal tax return. As such, the Company generally uses paystub information to underwrite the ERA. The repayment of the ERA is incumbent upon the taxpayer client returning to the Bank’s Tax Provider for the filing of their final federal tax return in order for the tax refund to potentially be received by the Bank from the federal government to pay off the advance. The ERA product had the following features during the 2025 and 2026 Tax Seasons:

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

Related to the overall credit losses on ERAs/RAs, the Bank’s ability to control losses is highly dependent upon its ability to predict the taxpayer’s likelihood of receiving the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior-year’s tax refund payment patterns. Because the substantial majority of ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a given year could be higher than management’s predictions if tax refund payment patterns change materially between years.

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

The Company presents RT revenue net of any amounts shared with the Tax Providers. The Bank’s share of RT revenue is generally based on the responsibilities undertaken by the Tax Provider for each individual RT program, with more responsibilities assumed by the Tax Provider generally corresponding to higher RT revenue share earned by the Tax Provider. The significant majority of net RT revenue is recognized and obligations under RT contracts fulfilled by the Bank during the first half of each year. Incremental expenses associated with the fulfilment of RT contracts are generally expensed during the first half of each year. Fees earned by the Company on RTs, net of revenue share, are reported as noninterest income under the line item “Net refund transfer fees.”

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

From time to time, RPS enters into revenue-sharing arrangements with prepaid marketer-servicers under which a portion of the interest income earned on program deposits is shared. Revenue share paid on RPS deposits is reported as “Interest expense on deposits.”

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

LOC Products:

Through the RCS segment, the Bank originates two line of credit products (“LOC I” and “LOC II”) offered generally to subprime or near-prime borrowers across multiple states. These service providers, operating under the Bank’s oversight and supervision, perform certain marketing, servicing, technology, and support functions. In addition, a separate third-party provides customer support, servicing, and other operational services on the Bank’s behalf. The Bank is the lender for both products and is marketed as such. The Bank establishes and controls the loan terms and underwriting guidelines and exercises consumer-compliance oversight over each product. The Bank sells participation interests in these products as follows:

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

Healthcare Receivables Products:

Through the RCS segment, the Bank originates healthcare receivables products across the U.S. through two different third-party service providers. For one of the programs, the Bank retains 100% of the receivables, with recourse in the event of default. For the other program, in some instances the Bank retains 100% of the receivables originated, with recourse in the event of default, and in other instances, the Bank sells 100% of the receivables generally within one month of origination. Loan balances HFS through this program are carried at the lower of cost or fair value.

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

OVERVIEW (Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025)

Total Company second quarter of 2026 net income was $32.9 million, an increase of $1.4 million, or 4%, from the same period in 2025. Diluted EPS was $1.68 for the second quarter of 2026, compared to $1.61 for the same period in 2025, an increase of 4%.

The following were the most significant components comprising the total Company’s net income fluctuation by reportable segment:

(I)	Traditional Banking segment

●	Net income increased $3.8 million, or 23%, from the second quarter of 2025 to the second quarter of 2026.

●	Net interest income increased $4.0 million, or 7%, from the second quarter of 2025 to the second quarter of 2026.

●	Provision was a net credit of $143,000 for the second quarter of 2026 compared to a net charge of $517,000 for the same period in 2025.

●	As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.37% as of June 30, 2026, compared to 1.40% as of December 31, 2025, and 1.29% as of June 30, 2025.

●	Noninterest income increased $796,000, or 8%, from the second quarter of 2025 to the second quarter of 2026.

●	Noninterest expense increased $245,000, or 1%, from the second quarter of 2025 to the second quarter of 2026.

●	Total Traditional Banking loans outstanding increased $59 million, or 1%, from March 31, 2026 to $4.66 billion as of June 30, 2026.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.66% as of June 30, 2026 compared to 0.52% as of December 31, 2025 and 0.47% as of June 30, 2025.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.40% as of June 30, 2026 compared to 0.31% as of December 31, 2025 and 0.22% as of June 30, 2025.

●	Total Traditional Banking deposits decreased $56 million, or 1%, from March 31, 2026 to $4.94 billion as of June 30, 2026.

(II)	Warehouse Lending segment

●	Net income increased $309,000, or 17%, from the second quarter of 2025 to the second quarter of 2026.

●	Net interest income increased $195,000, or 5%, from the second quarter of 2025 to the second quarter of 2026.

●	Provision was a net credit of $38,000 for the second quarter of 2026 compared to a net charge of $255,000 for the same period in 2025.

●	As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2026, December 31, 2025, and June 30, 2025.

●	Total Warehouse loans outstanding decreased $15 million, or 2%, from March 31, 2026 to $615 million as of June 30, 2026.

●	Average committed Warehouse lines of credit increased to $1.17 billion during the second quarter of 2026 from $995 million during the second quarter of 2025, while average line utilization decreased to 50% from 57% over the same period.

(III)	Tax Refund Solutions segment

●	Net income decreased $1.6 million, or 47%, from the second quarter of 2025 to the second quarter of 2026.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $1.7 million of net income to second quarter 2025 operating results, consisting of: $37,000 of net interest income, $2.3 million of Provision recoveries, $613,000 in net RT fees, $751,000 in noninterest expense, and $471,000 in estimated income tax expense.

●	Net interest income decreased $35,000 from the second quarter of 2025 to the second quarter of 2026.

●	Provision was a net credit of $1.0 million during the second quarter of 2026 compared to a net credit of $3.9 million for the same period in 2025.

●	Noninterest income increased $522,000, or 19%, from the second quarter of 2025 to the second quarter of 2026.

●	Noninterest expense decreased $404,000, or 16%, from the second quarter of 2025 to the second quarter of 2026.

(IV)Republic Payment Solutions segment

●	Net income decreased $519,000, or 21%, from the second quarter of 2025 to the second quarter of 2026.

●	Net interest income decreased $557,000, or 16%, from the second quarter of 2025 to the second quarter of 2026.

●	Noninterest income was $744,000 for the second quarter of 2026 compared to $736,000 for the second quarter of 2025.

●	Noninterest expense totaled $1.3 million for the second quarter of 2026 compared to $1.2 million for the second quarter of 2025.

●	Total RPS deposits increased $145 million, or 41%, from March 31, 2026 to $495 million as of June 30, 2026, driven primarily by the onboarding of a new prepaid card marketer-servicer relationship.

(V)	Republic Credit Solutions segment

●	Net income decreased $655,000, or 9%, from the second quarter of 2025 to the second quarter of 2026.

●	Net interest income increased $1.9 million, or 15%, from the second quarter of 2025 to the second quarter of 2026.

●	Provision was a net charge of $6.4 million during the second quarter of 2026 compared to a net charge of $5.0 million for the same period in 2025.

●	As a percentage of total RCS loans, the RCS ACLL was 16.01% as of June 30, 2026, compared to 17.15% as of December 31, 2025 and 17.67% as of June 30, 2025.

●	Noninterest income increased $599,000, or 16%, from the second quarter of 2025 to the second quarter of 2026.

●	Noninterest expense totaled $4.3 million for the second quarter of 2026 compared to $2.4 million for the same period in 2025.

●	Total RCS loans outstanding increased $8 million, or 6%, from March 31, 2026 to $140 million as of June 30, 2026.

●	Nonperforming loans to total loans for the RCS segment was 0.06% as of June 30, 2026 compared to 0.14% as of December 31, 2025 and 0.09% as of June 30, 2025. Delinquent loans to total loans for the RCS segment was 7.18% as of June 30, 2026 compared to 7.87% as of December 31, 2025 and 7.67% as of June 30, 2025.

RESULTS OF OPERATIONS (Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025)

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

On December 10, 2025, the FRB reduced the FFTR by 25 basis points to 3.75%, where it remained through June 30, 2026. Since September 2024, cumulative reductions to the FFTR have totaled 175 basis points. While the FFTR was within a target range of 3.50% to 3.75% as of June 30, 2026, recent FOMC communications indicated that policymakers continued to monitor inflationary pressures and labor market conditions and remained data dependent regarding the future path of monetary policy.

Based on the Company’s overall interest rate risk position, Management believes that increases in interest rates across the yield curve generally would have a favorable impact on the Company's net interest income, while declines in interest rates generally would have a negative impact on the Company’s net interest income. The ultimate impact of future changes in the FFTR will depend on several factors, including continued migration from noninterest-bearing to interest-bearing deposits, the shape and steepness of the yield curve, customer demand for the Company’s lending and deposit products, the Company’s ability to manage deposit costs relative to changes in benchmark rates and yields on interest-earning assets, and the Company’s overall liquidity requirements.

Total Company net interest income was $81.7 million during the second quarter of 2026 compared to $76.2 million during the second quarter of 2025, representing a $5.5 million or 7% increase. Total Company NIM expanded 38 basis points to 4.99% for the second quarter of 2026 compared to 4.61% during the second quarter of 2025.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking net interest income was $60.4 million for the second quarter of 2026, a $4.0 million, or 7%, increase from the $56.4 million achieved during the second quarter of 2025. As with the first quarter of 2026, the increase for the second quarter of 2026 over the second quarter of 2025 was driven by a 32 basis point expansion in the Traditional Bank’s NIM to 4.16%, reflecting a favorable 43 basis point decline in funding costs, while the Traditional Bank’s yield on interest earning assets declined only 1 basis point for the same period.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the second quarter of 2025 and the second quarter of 2026 were as follows:

●	Traditional Banking average interest-earning cash declined to $257 million with a weighted-average yield of 3.74% during the second quarter of 2026, compared to $623 million with a yield of 4.45% during the second quarter of 2025. The decline in average interest-earning cash balances reflected the strategic deployment of excess liquidity into loan growth and longer-duration investment securities, which provided more attractive yields than overnight liquidity alternatives tied to the FFTR.

●	Traditional Banking average investments increased to $912 million with a weighted-average yield of 4.15% during the second quarter of 2026, compared to $686 million with a yield of 3.71% during the second quarter of 2025. The increase in average balances and yield reflected the Company’s redeployment of excess liquidity into longer-term investment securities.

●	From 2024 through the first nine months of 2025, management maintained a more conservative loan pricing strategy, which contributed to lower origination volumes across most product categories. Beginning in the fourth quarter of 2025, management adopted a more competitive pricing approach, driving growth in average Traditional Banking loan balances during the fourth quarter of 2025 and first half of 2026. Given the current positively sloped yield curve, management expects to continue this strategy, subject to market conditions and funding costs remaining favorable.

Traditional Banking average loans increased $59 million, or 1%, from $4.59 billion during the second quarter of 2025 to $4.65 billion during the second quarter of 2026, while the weighted-average yield declined 3 basis points from 5.69% to 5.66%.

Period-over-period comparisons of average loan balances and yields were adversely impacted by the sale of approximately $82 million of loans and lease financing receivables during the first quarter of 2026. These loans were transferred from held for investment to HFS in December 2025 and contributed an estimated 5 basis points to the Traditional Banking loan portfolio yield during the second quarter of 2025.

In addition to strong loan production, the Traditional Banking segment continued to redeploy cash flows from lower-yielding loan runoff into new originations at higher yields over the past year. Combined with a favorable shift toward higher-spread lending categories, these actions more than offset the pressure on asset yields resulting from the 75 basis point decline in the FFTR over the past 12 months.

The Traditional Bank’s average cost of interest-bearing liabilities decreased 43 basis points from 2.12% during the second quarter of 2025 to 1.69% during the second quarter of 2026 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits decreased 36 basis points, from 2.34% during the second quarter of 2025 to 1.98% during the second quarter of 2026, while total average interest-bearing deposit balances increased $92 million, or 2%. Average balances benefited from a $231 million combined increase in money market and time deposit accounts, partially offset by a $139 million decline in brokered deposits, reciprocal deposits, and interest-bearing transaction accounts. Disciplined deposit pricing initiatives and a favorable shift in funding mix drove a meaningful reduction in the overall cost of interest-bearing deposits.

●	Average FHLB advances declined $211 million from the second quarter of 2025 to the second quarter of 2026, while the weighted-average cost decreased 26 basis points to 4.09%. During the second quarter of 2026, the Traditional Banking segment began realizing the benefit of the March 2026 prepayment of $220 million of higher-cost FHLB advances, which carried a weighted-average rate of 4.57%. The prepayment contributed to lower net funding costs and further supported NIM expansion during the quarter.

●	Average noninterest-bearing deposits declined $7 million, or less than 1%, from the second quarter of 2025 to the second quarter of 2026. The decline reflects the continued migration of client balances from noninterest-bearing accounts into interest-bearing deposit products, a trend that began in late 2022 amid elevated interest rates, periods of an inverted yield curve, and increased competition for deposits. Premium-rate checking and savings products have remained particularly attractive to both consumer and business clients in this environment.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

(II)	Warehouse Lending segment

Warehouse Lending net interest income increased $195,000, or 5%, from the second quarter of 2025 to the second quarter of 2026.

Average outstanding Warehouse lines of credit increased $13 million, or 2%, from $567 million during the second quarter of 2025 to $580 million for the second quarter of 2026, while the weighted-average yield declined 61 basis points to 6.33%. Average committed Warehouse lines expanded from $995 million to $1.17 billion over the same period, supporting continued growth in customer relationships. Average utilization moderated from 57% to 50%, as commitment growth outpaced growth in outstanding balances.

(III)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division decreased $557,000, or 16%, from the second quarter of 2025 to the second quarter of 2026. The decline in net interest income reflected a lower yield earned on the segment’s funding source. The lower yield primarily resulted from the 75 basis point decline in the FFTR between the second quarters of 2025 and 2026. As a result, RPS earned a yield of 3.67% on average deposit balances of $370 million during the second quarter of 2026, compared with a yield of 4.28% on average deposit balances of $350 million during the second quarter of 2025.

The RPS segment’s largest marketer-servicer did not achieve the minimum contractual thresholds for average deposit balances in order to earn a revenue share for the second quarter of 2025 and 2026. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

In mid-June 2026, RPS onboarded a new prepaid card marketer-servicer program that maintained approximately $178 million of deposits outstanding as of June 30, 2026. These balances are subject to a revenue share arrangement.

(IV)	Republic Credit Solutions segment

RCS’s net interest income increased $1.9 million, or 15%, from the second quarter of 2025 to the second quarter of 2026, driven primarily by growth across both RCS LOC programs and the segment’s installment loan product.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$256,961	$2,396	3.74%	$622,909	$6,917	4.45%
Investment securities, including FHLB stock (a)	912,466	9,442	4.15	686,223	6,346	3.71

TRS Refund Advances (b)	7,048	67	3.81	26,353	25	0.38
RCS LOC products (b)	48,068	14,036	117.12	46,252	12,434	107.83
Other RPG loans (c)	114,847	1,834	6.41	92,012	1,559	6.80
Outstanding Warehouse lines of credit	580,065	9,155	6.33	566,707	9,803	6.94
Traditional Banking loans (c)	4,646,612	65,601	5.66	4,587,342	65,119	5.69
Total loans (d)	5,396,640	90,693	6.74	5,318,666	88,940	6.71

Total interest-earning assets	6,566,067	102,531	6.26	6,627,798	102,203	6.19

Allowance for credit losses	(92,164)			(105,726)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	100,038			125,098
Premises and equipment, net	41,741			33,250
Bank owned life insurance	111,718			108,416
Other assets (a)	273,948			273,195
Total assets	$7,001,348			$7,062,031

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,707,743	$2,092	0.49%	$1,699,450	$2,557	0.60%
Money market accounts	1,565,003	9,324	2.39	1,406,053	10,183	2.90
Time deposits	518,078	4,612	3.57	445,129	4,168	3.76
Reciprocal money market and time deposits	298,577	1,935	2.60	318,576	2,622	3.30
Brokered deposits	102,666	1,159	4.53	212,001	2,320	4.39

Total interest-bearing deposits	4,192,067	19,122	1.83	4,081,209	21,850	2.15

SSUARs and other short-term borrowings	82,507	89	0.43	87,760	140	0.64
Federal Home Loan Bank advances	158,654	1,618	4.09	370,000	4,011	4.35

Total interest-bearing liabilities	4,433,228	20,829	1.88	4,538,969	26,001	2.30

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,289,710			1,323,622
Other liabilities	123,813			143,941
Stockholders’ equity	1,154,597			1,055,499
Total liabilities and stockholders’ equity	$7,001,348			$7,062,031

Net interest income		$81,702			$76,202

Net interest spread			4.38%			3.89%

Net interest margin			4.99%			4.61%

a)	For the purpose of this calculation, the fair value adjustment on debt securities is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	Average balance includes the principal balance of nonaccrual loans and loans HFS that are not carried at fair value and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table titled “Loan Fee Income” for detail of loan fees by reporting segment.

The amount of loan fee income can meaningfully impact total interest income, loan yields, NIM, and net interest spread. The following table illustrates loan fees recorded as interest income on loans by segment:

Table 2 — Loan Fee Income

	Three Months Ended June 30,
(in thousands)	2026	2025

Traditional Banking	$1,264	$1,367
Warehouse Lending	361	369
Total Core Bank	1,625	1,736
Tax Refund Solutions	77	25
Republic Credit Solutions	14,036	12,434
Total Republic Processing Group	14,113	12,459

Total Loan Fees	$15,738	$14,195

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended June 30, 2026
	Compared to
	Three Months Ended June 30, 2025
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(4,521)	$(3,552)	$(969)
Investment securities, including FHLB stock	3,096	2,275	821
TRS Refund Advance loans*	42	(30)	72
RCS LOC products	1,602	501	1,101
Other RPG loans	275	369	(94)
Outstanding Warehouse lines of credit	(648)	227	(875)
Traditional Bank loans	482	838	(356)
Net change in interest income	328	628	(300)

Interest expense:

Transaction accounts	(465)	12	(477)
Money market accounts	(859)	1,072	(1,931)
Time deposits	444	657	(213)
Reciprocal money market and time deposits	(687)	(157)	(530)
Brokered deposits	(1,161)	(1,232)	71
SSUARs and other short-term borrowings	(51)	(8)	(43)
Federal Home Loan Bank advances	(2,393)	(2,168)	(225)
Net change in interest expense	(5,172)	(1,824)	(3,348)

Net change in net interest income	$5,500	$2,452	$3,048

Provision

For additional discussion regarding Provision, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing.

Total Company Provision was a net charge of $5.2 million for the second quarter of 2026 compared to a net charge of $1.8 million for the same period in 2025.

The most significant drivers of the fluctuation in Total Company Provision by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking Provision during the second quarter of 2026 was a net credit of $143,000 compared to a net charge of $517,000 for the second quarter of 2025.

The net credit of $143,000 for the second quarter of 2026 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge offs of $92,000, concentrated in small dollar overdrawn DDAs.

●	While Traditional Banking period end loan balances grew $59 million during the quarter, Provision expense benefited from a favorable shift in portfolio composition. Specifically, C&LD balances, which carry higher reserve requirements than most other lending categories, declined $30 million, as projects progressed and balances primarily migrated into the CRE portfolio. This shift reduced reserve requirements and contributed meaningfully to the quarter’s Provision benefit.

The net charge of $517,000 for the second quarter of 2025 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge-offs of $313,000, concentrated in small-dollar overdrawn DDAs. In addition, while Traditional Banking loan balances increased only $16 million during the second quarter of 2025, the portfolio continued to shift toward loan categories with higher reserve requirements such as CL&D.

●	Partially offsetting the above, in the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold in assessing credits for impairment that resulted in a $518,000 credit to Provision.

As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.37% as of June 30, 2026, compared to 1.40% as of December 31, 2025, and 1.29% as of June 30, 2025.

Based on information currently available, management believes the ACLL related to Traditional Banking loans was adequate as of June 30, 2026.

See the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition” for additional discussion regarding the Provision and the Bank’s credit quality.

(II)	Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $38,000 for the second quarter of 2026 compared to a net charge of $255,000 for the same period in 2025. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period end balances. Outstanding Warehouse period end balances decreased $16 million during the second quarter of 2026 compared to an increase of $102 million during the second quarter of 2025.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2026, December 31, 2025, and June 30, 2025.

Based on information currently available, management believes the ACLL related to Warehouse loans was adequate as of June 30, 2026.

(III)	Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to its ERA and RA products.

TRS offered (i) its RA product during the first two months of 2026, along with its ERA product during December 2025 and the first two weeks of 2026 for the 2026 Tax Season and (ii) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season.

As is the case each year as of March 31st, the ACLL related to RAs is an estimate with that estimate finalized during the second quarter when all unpaid RAs, including ERAs, are charged-off as of June 30th. The final charge-offs posted during the second quarter of a calendar year can be different (higher or lower) than the Company’s March 31st Provision estimate based on actual paydowns received during the second quarter. RAs collected during the second half of the year are recorded as recoveries of previously charged-off loans unless they are covered under a Tax Provider loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

TRS recorded a net credit to the Provision of $1.0 million during the second quarter of 2026 compared to a net credit of $3.9 million for the second quarter of 2025. As previously disclosed, TRS’s largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $2.3 million of Provision recoveries to second quarter 2025 operating results.

During the second quarter of 2026, TRS recorded a net credit to the Provision of $1.0 million to bring its preliminary March 31, 2026, ACLL estimate in-line with its final June 30, 2026, charge-offs. While charge-offs during both the second quarters of 2025 and 2026 were favorably lower than the preliminary loan loss reserves established in the preceding first quarters, the Company’s reserve estimate for the 2026 Tax Season proved more precise. This improved accuracy was largely attributable to the nonrenewal of the largest Tax Provider contract that drove significant RA volume during the 2025 Tax Season and historically contributed greater variability to credit loss estimates.

TRS’s blended incurred loss rate for both guaranteed and unguaranteed RAs and ERAs as of June 30, 2026, was 1.93% of the $259 million in total RAs and ERAs originated during December 2025 and the first two months of 2026. Approximately $1.4 million of these charge-offs as of June 30, 2026 are expected to be recovered under loan-loss guaranty arrangements with Tax Providers. As a result, these charge-offs were also reflected as recoveries as of June 30, 2026 and recorded as receivables in other assets on the Balance Sheet.

During the second quarter of 2025, TRS recorded a net credit to the Provision of $3.9 million to bring its preliminary March 31, 2025, ACLL estimate in-line with its final June 30, 2025, charge-offs. TRS’s incurred loss rate for guaranteed and unguaranteed RAs and ERAs as of June 30, 2025, was 2.81% of the $802 million of total RAs and ERAs originated during December 2024 and the first two months of 2025.

Based on information currently available, management believes the ACLL related to TRS loans was adequate as of June 30, 2026.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segment Composition” in this section of the filing.

(IV)	Republic Payment Solutions segment

There is no ACLL or Provision associated with the RPS segment, as its products primarily consist of prepaid debit card solutions.

(V)	Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $6.4 million during the second quarter of 2026 compared to a net charge of $5.0 million during the same period in 2025. RCS recorded net charge-offs of $3.8 million and $4.0 million during the second quarters of 2026 and 2025. The remainder of the Provision variance was attributable to changes in the general reserve allocations associated with fluctuations in outstanding balances by portfolio type. While period-end balances increased across both RCS LOC programs, growth in the segment’s LOC II product, which carries substantially higher provisioning requirements than the segment’s other lending products, drove the majority of the increase.

Although RCS loan products generally generate higher yields, they also entail greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the ACLL was 16.01% at June 30, 2026, compared to 17.15% at December 31, 2025, and 17.67% at June 30, 2025.

Based on information currently available, management believes the ACLL related to RCS loans was adequate as of June 30, 2026.

Table 4 — Republic Credit Solutions Provision by Product Type

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change

Product:
Lines of credit	$6,373	$4,985	$1,388	28%
Healthcare receivables	11	(2)	13	NM
Total RCS provision	$6,384	$4,983	$1,401	28%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	June 30,
(dollars in thousands)	2026	2025

ACLL at beginning of period	$91,840	$106,303

Charge-offs:

Traditional Banking:
Residential real estate	(11)	(11)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	—	(18)
Lease financing receivables	—	(127)
Home equity	(22)	—
Consumer	(327)	(314)
Total Traditional Banking	(360)	(470)
Warehouse lines of credit	—	—
Total Core Banking	(360)	(470)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(6,367)	(24,893)
Other TRS loans	(72)	(166)
Republic Credit Solutions	(4,244)	(4,384)
Total Republic Processing Group	(10,683)	(29,443)
Total charge-offs	(11,043)	(29,913)

Recoveries:

Traditional Banking:
Residential real estate	15	23
Commercial real estate	2	3
Commercial & industrial	27	—
Lease financing receivables	24	17
Home equity	60	26
Consumer	140	88
Total Traditional Banking	268	157
Warehouse lines of credit	—	—
Total Core Banking	268	157

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	1,140	3,008
Other TRS commercial & industrial	2	2
Republic Credit Solutions	403	380
Total Republic Processing Group	1,545	3,390

Total recoveries	1,813	3,547

Net loan recoveries (charge-offs)	(9,230)	(26,366)

Provision - Core Bank Loans	(181)	772
Provision - RPG Loans	5,338	1,051
Total Provision for All Loans	5,157	1,823
ACLL at end of period	$87,767	$81,760

Credit Quality Ratios - Total Company:

ACLL to total loans	1.62%	1.52
ACLL to nonperforming loans	286	378
Net loan charge-offs (recoveries) to average loans	0.69	1.99

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.24%	1.16
ACLL to nonperforming loans	213	282
Net loan charge-offs (recoveries) to average loans	0.01	0.02

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	2026	2025

Traditional Banking:
Residential real estate:
Owner-occupied	—%	—%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Total commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(0.02)	0.01
Lease financing receivables	(0.46)	0.47
Aircraft		—
Home equity	(0.04)	(0.03)
Consumer:
Credit cards	0.09	0.85
Overdrafts	92.03	100.67
Automobile loans	(1.26)	(1.88)
Other consumer	0.57	0.04
Total Traditional Banking	0.01	0.03
Warehouse lines of credit	—	—
Total Core Banking	0.01	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	296.59	332.17
Other TRS commercial & industrial	168.27	62.93
Republic Credit Solutions	10.93	12.86
Total Republic Processing Group	21.56	63.31
Total	0.69%	1.99%

*    All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. RAs are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans decreased from 1.99% during the second quarter of 2025 to 0.69% during the same period in 2026, as net charge-offs declined $17.1 million, or 65%, while average total Company loans increased $78 million, or 1%, over the same periods. As discussed above, the decline in net charge-offs was primarily attributable to the nonrenewal of TRS’ largest Tax Provider contract based on product volume, as well as lower ERA and RA funding activity.

Noninterest Income

Total Company noninterest income increased $1.9 million, or 11%, during the second quarter of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest income increased $796,000, or 8%, from the second quarter of 2025 compared to the second quarter of 2026, primarily driven by the following:

Service charges on deposits increased $562,000, or 16%, primarily driven by higher volumes in activity-based fees, particularly insufficient funds fees. The Traditional Banking segment earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the second quarter of 2026 and 2025 were $2.2 million and $1.7 million. The total daily overdraft charges, net of refunds, included in interest income for the second quarter of 2026, and 2025 were $250,000 and $287,000.

Interchange income represents fees earned from merchants for the acceptance of Republic-branded debit and credit cards and is influenced by transaction volume, average ticket size, card type, transaction channel (card-present versus card-not-present), merchant category, and other factors. Interchange income is reported net of credit card rewards expense, which is accrued over time based on cardholder spending activity. Interchange income increased $433,000, or 14%, compared to the second quarter of 2025, primarily due to a $454,000 favorable adjustment to credit and debit card rewards accruals recorded during the second quarter of 2026.

Other noninterest income was negatively impacted by $328,000 pre-tax net gain on sale of the Bank’s consumer credit card portfolio which was completed during the second quarter of 2025.

(II)	Tax Refund Solutions segment

As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $613,000 of net RT fees to second quarter 2025 operating results. During the second quarter of 2026, TRS benefited from revenue share transfer volume shifting from the first quarter to the second quarter compared with the prior year, a favorable second-quarter revenue share estimate adjustments.

(III)	Republic Credit Solutions segment

RCS noninterest income, primarily consisting of program fees, increased $599,000, or 16%, during the second quarter 2026 compared to the same period in 2025, reflecting higher sales volume from RCS’s installment loan and LOC II products.

Noninterest Expense

Total Company noninterest expense increased $1.9 million, or 4%, during the second quarter of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest expense by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest expense increased $245,000, or 1%, for the second quarter of 2026 compared to the same period in 2025, primarily driven by the following:

●	Salaries and benefits increased by a combined $134,000, or 1%, driven by a modest increase in health insurance claims.

●	Marketing and development expenses increased $224,000, or 19%, primarily driven by the Bank's new branding initiative. Management expects marketing expense to remain near current levels for the foreseeable future.

●	The Traditional Banking segment recorded $182,000 of nonrecurring core data conversion and secondary system migration costs during the second quarter of 2025.

(II)	Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.9 million, or 82%, during the second quarter of 2026 driven primarily by a $1.7 million, increase in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period. In addition, the second quarter of 2025 benefited from a $763,000 reimbursement of marketing and development expense related to a prior-period billing dispute.

OVERVIEW (Six months ended June 30, 2026, Compared to Six months ended June 30, 2025)

Total Company net income for the first six months of 2026 was $75.4 million, a decrease of $3.3 million, or 4%, from the same period in 2025. Diluted EPS was $3.85 for the first six months of 2026, compared to $4.03 for the same period in 2025, a decrease of 4%.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(1)	Traditional Banking segment

●	Net income increased $9.4 million, or 29%, from the first six months of 2025 to the same period in 2026.

●	Net interest income increased $10.0 million, or 9%, from the first six months of 2025 to the same period in 2026.

●	Provision was a net charge of $562,000 for the first six months of 2026 compared to a net credit of $252,000 for the same period in 2025.

●	As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.37% as of June 30, 2026, compared to 1.40% as of December 31, 2025 and 1.29% as of June 30, 2025.

●	Noninterest income increased $1.2 million, or 5%, from the first six months of 2025 to the first six months of 2026, as results were impacted by the following notable nonrecurring or infrequent items.

o	During December 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. The sale was completed during the first quarter of 2026, resulting in a $5.8 million pre-tax gain, net of broker commissions.

o	During the first quarter of 2025, the Traditional Banking segment recorded a $4.1 million pre-tax gain on sale of Visa Class B-1 shares that had been carried at a zero book value since received in the 2008 Visa initial public offering.

o	During the first quarter of 2025, the Traditional Banking segment recorded a $1.6 million pre-tax insurance recovery related to a Marine Lending charge-off originally recognized in the third quarter of 2024.

●	Noninterest expense decreased $3.3 million, or 3%, from the first six months of 2025 to the same period in 2026, as results were impacted by the following notable nonrecurring or infrequent items.

o	During the first quarter of 2026, the Traditional Banking segment prepaid $220 million of long-term fixed-rate FHLB advances and incurred $2.3 million of pre-tax early termination penalties

o	During the first six months of 2025, primarily during the first quarter, the Traditional Banking segment recorded $5.9 million of pre-tax core system deconversion and consulting expenses.

●	Total Traditional Banking loans outstanding increased $109 million, or 2%, from December 31, 2025 to $4.66 billion as of June 30, 2026.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.66% as of June 30, 2026 compared to 0.52% as of December 31, 2025 and 0.47% as of June 30, 2025. Delinquent loans to total loans for the Traditional Banking segment was 0.40% as of June 30, 2026 compared to 0.31% as of December 31, 2025 and 0.22% as of June 30, 2025.

●	Total Traditional Banking deposits increased $176 million, or 4%, from December 31, 2025 to $4.94 billion as of June 30, 2026.

(II)Warehouse Lending segment

●	Net income increased $1.2 million, or 34%, from the first six months of 2025 to the same period in 2026.

●	Net interest income increased $1.1 million, or 16%, for the first six months of 2025 to the same period in 2026.

●	Provision was a net credit of $349,000 for the first six months of 2026 compared to a net charge of $302,000 for the same period in 2025.

●	As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2026, December 31, 2025, and June 30, 2025.

●	Total Warehouse loans outstanding decreased $139 million, or 18%, from December 31, 2025 to $615 million as of June 30, 2026.

●	Average committed Warehouse lines of credit increased to $1.17 billion for the first six months of 2026 from $981 million for the first six months of 2025.

●	Average LOC usage decreased to 51% during the first six months of 2026 compared to 52% during the same period in 2025.

(III)Tax Refund Solutions segment

●	Net income decreased $11.5 million, or 50%, from the first six months of 2025 to the same period in 2026.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $10.2 million of net income to the first six months of 2025 operating results, consisting of: $17.7 million of net interest income, $6.7 million of Provision expense, $3.8 million of net RT fees, $1.7 million of noninterest expense, and $2.8 million of estimated income tax expense.

●	Net interest income decreased $18.4 million, or 62%, from the first six months of 2025 to the same period in 2026.

●	Total ERA/RA volume declined $543 million, or 68%, from $802 million originated for the 2025 Tax Season to $259 million for the 2026 Tax Season. Total RA origination volume was $246 million during 2026 compared to $663 million during 2025, with originations for both periods occurring during the first quarter. Total ERA origination volume was $13 million during the 2026 Tax Season compared to $139 million during the 2025 Tax Season, with the majority of the originations occurring in December 2025 and December 2024.

●	Provision was a net charge of $4.3 million during the first six months of 2026 compared to a net charge of $11.5 million for the same period in 2025.

●	Noninterest income decreased $3.8 million, or 23%, from the first six months of 2025 to the same period in 2026.

●	Noninterest expense totaled $5.4 million for the first six months of 2026 compared to $5.7 million for the same period in 2025.

(IV)Republic Payment Solutions segment

●	Net income decreased $1.4 million, or 25%, for the first six months of 2026 compared to the same period in 2025.

●	Net interest income decreased $1.5 million or 20%, for the first six months of 2026 compared to the same period in 2025.

●	Noninterest income was $1.5 million for the first six months of 2026 unchanged from $1.5 million for the first six months of 2025.

●	Noninterest expense totaled $2.5 million for the first six months of 2026 compared to $2.2 million for the first six months of 2025.

●	Total RPS deposits increased $180 million, or 57%, from December 31, 2025 to $495 million as of June 30, 2026, driven primarily by the onboarding of a new prepaid card marketer-servicer relationship.

(V)Republic Credit Solutions segment

●	Net income decreased $1.0 million, or 7%, for the first six months of 2026 compared to the same period in 2025.

●	Net interest income increased $2.1 million, or 8%, for the first six months of 2026 compared to the same period in 2025.

●	Provision was a net charge of $10.4 million during the first six months of 2026 compared to a net charge of $8.0 million for the same period in 2025.

●	As a percentage of total RCS loans, the RCS ACLL was 16.01% as of June 30, 2026, compared to 17.15% as of December 31, 2025 and 17.67% as of June 30, 2025.

●	Noninterest income increased $1.3 million, or 19%, from the first six months of 2025 to the first six months of 2026.

●	Noninterest expense totaled $7.8 million for the first six months of 2026 compared to $5.5 million for the same period in 2025.

●	Nonperforming loans to total loans for the RCS segment was 0.06% as of June 30, 2026 compared to 0.14% as of December 31, 2025 and 0.09% as of June 30, 2025. Delinquent loans to total loans for the RCS segment was 7.18% as of June 30, 2026 compared to 7.87% as of December 31, 2025 and 7.67% as of June 30, 2025.

RESULTS OF OPERATIONS (Six months ended June 30, 2026, Compared to Six months ended June 30, 2025)

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

On December 10, 2025, the FRB reduced the FFTR by 25 basis points to 3.75%, where it remained through June 30, 2026. Since September 2024, cumulative reductions to the FFTR have totaled 175 basis points. While the FFTR was within a target range of 3.50% to 3.75% as of June 30, 2026, recent FOMC communications indicated that policymakers continued to monitor inflationary pressures and labor market conditions and remained data dependent regarding the future path of monetary policy.

Based on the Company’s overall interest rate risk position, Management believes that increases in interest rates across the yield curve generally would have a favorable impact on the Company's net interest income, while declines in interest rates generally would have a negative impact on the Company’s net interest income. The ultimate impact of future changes in the FFTR will depend on several factors, including continued migration from noninterest-bearing to interest-bearing deposits, the shape and steepness of the yield curve, customer demand for the Company’s lending and deposit products, the Company’s ability to manage deposit costs relative to changes in benchmark rates and yields on interest-earning assets, and the Company’s overall liquidity requirements.

Total Company net interest income was $172.2 million during the first six months of 2026 compared to $178.9 million during the same period in 2025, representing a $6.7 million, or 4% decrease. Total Company NIM decreased 21 basis points to 5.23% for the first six months 2026 compared to 5.44% for the same period in 2025, primarily reflecting lower net interest income generated by RPG.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking net interest income was $119.7 million for the first six months of 2026, a $10.0 million, or 9%, increase from $109.7 million achieved for the first six months of 2025. The increase in net interest income was primarily driven by a 32 basis point expansion in the Traditional Bank’s NIM to 4.13%.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the first six months of 2025 and the first six months of 2026 were as follows:

●	Traditional Banking average interest-earning cash declined to $300 million with a weighted-average yield of 3.69% during the first six months of 2026, compared to $570 million with a yield of 4.45% during the first six months of 2025. The decline in average interest-earning cash balances reflected the strategic deployment of excess liquidity into loan growth and longer-duration investment securities, which provided more attractive yields than overnight liquidity alternatives tied to the FFTR.

●	Traditional Banking average investments increased to $910 million with a weighted-average yield of 4.19% during the first six months of 2026, compared to $653 million with a yield of 3.60% during the first six months of 2025. The increase in average balances and yield reflected the Company’s redeployment of excess liquidity into longer-term investment securities.

●	From 2024 through the first nine months of 2025, management maintained a more conservative loan pricing strategy, which contributed to lower origination volumes across most product categories. Beginning in the fourth quarter of 2025, management adopted a more competitive pricing approach, driving growth in average Traditional Banking loan balances during the fourth quarter of 2025 and first half of 2026. Given the current positively sloped yield curve, management expects to continue this strategy, subject to market conditions and funding costs remaining favorable.

Traditional Banking average loans increased $51 million, or 1%, from $4.58 billion during the first six months of 2025 to $4.63 billion during the first six months of 2026. The weighted-average yield remained unchanged at 5.65% for both periods.

Period-over-period comparisons of average loan balances and yields were adversely impacted by the sale of approximately $82 million of loans and lease financing receivables during the first quarter of 2026. These loans were transferred from held for investment to HFS in December 2025 and contributed an estimated 5 basis points to the Traditional Banking loan portfolio yield during the first six months of 2025.

In addition to strong loan production, the Traditional Banking segment continued to redeploy cash flows from lower-yielding loan runoff into new originations at higher yields during 2026. Combined with a favorable shift toward higher-spread lending categories, these actions more than offset the pressure on asset yields resulting from the 75 basis point decline in the FFTR over the past 12 months.

The Traditional Bank’s average cost of interest-bearing liabilities decreased 42 basis points from 2.09% during the first six months of 2025 to 1.67% during the first six months of 2026 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits decreased 32 basis points, from 2.30% during the first six months of 2025 to 1.98% during the first six months of 2026, while total average interest-bearing deposit balances increased $184 million, or 5%. Average balances benefited from a $256 million combined increase in money market and time deposit accounts, partially offset by a $77 million decline in brokered deposits and interest-bearing transaction accounts. Disciplined deposit pricing initiatives and a favorable shift in funding mix drove a meaningful reduction in the overall cost of interest-bearing deposits.

●	Average FHLB advances declined $153 million from the first six months of 2025 to the first six months of 2026, while the weighted-average cost decreased 26 basis points to 4.09%. During the second quarter of 2026, the Traditional Banking segment began realizing the benefit of the March 2026 prepayment of $220 million of higher-cost FHLB advances, which carried a weighted-average rate of 4.57%. The prepayment contributed to lower net funding costs and further supported NIM expansion during the first six months of 2026.

●	Average noninterest-bearing deposits declined $10 million, or less than 1%, from the first six months of 2025 to the first six months of 2026. The decline reflects the continued migration of client balances from noninterest-bearing accounts into interest-bearing deposit products, a trend that began in late 2022 amid elevated interest rates, periods of an inverted yield curve, and increased competition for deposits. Premium-rate checking and savings products have remained particularly attractive to both consumer and business clients in this environment.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

(II)	Warehouse Lending segment

Warehouse Lending net interest income increased $1.1 million, or 16%, from the first six months of 2025 compared to the first six months of 2026.

Average outstanding Warehouse lines of credit increased $82 million, or 16%, from $513 million during the first six months of 2025 to $595 million for the first six months of 2026, while the weighted-average yield declined 65 basis points to 6.34%. Average committed Warehouse lines expanded from $982 million to $1.17 billion over the same period, supporting continued growth in customer relationships. Average utilization moderated from 52% to 51%, as commitment growth outpaced growth in outstanding balances.

(III)	Tax Refund Solutions segment

TRS’s net interest income decreased $18.4 million, or 62%, from the first six months of 2025 to the first six months of 2026. Loan-related interest and fees decreased $20.1 million, or 60%, for the first six months of 2026, consistent with the 68% decline in total ERA/RA volume for the 2025 tax filing season.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $17.7 million in net interest income to the first six months of 2025 operating results.

(IV)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division decreased $1.5 million, or 20%, from the first six months of 2025 to the first six months of 2026. The decline in net interest income reflected a lower yield earned on the segment’s funding source. The lower yield primarily resulted from the 75 basis point decline in the FFTR over the past 12 months. As a result, RPS earned a yield of 3.68% on average deposit balances of $359 million during the first six months of 2026, compared with a yield of 4.42% on average deposit balances of $362 million during the first six months of 2025.

The RPS segment’s largest marketer-servicer did not achieve the minimum contractual thresholds for average deposit balances in order to earn a revenue share for the first six months of 2025 and 2026. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

In mid-June 2026, RPS onboarded a new prepaid card marketer-servicer program that maintained approximately $178 million of deposits outstanding as of June 30, 2026. These balances are subject to a revenue share arrangement.

(V)	Republic Credit Solutions segment

RCS’s net interest income increased $2.1 million, or 5% from the first six months of 2025 to the first six months of 2026, driven primarily by growth across both RCS LOC programs and the segment’s installment loan product.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$300,416	$5,503	3.69%	$570,140	$12,587	4.45%
Investment securities, including FHLB stock (a)	909,595	18,911	4.19	653,058	11,657	3.60

TRS Refund Advance loans (b)	44,396	12,418	56.41	150,923	33,315	44.51
RCS LOC products (b)	46,164	26,477	115.66	45,885	24,671	108.43
Other RPG loans	112,154	4,460	8.02	116,435	3,563	6.17
Outstanding Warehouse lines of credit	595,170	18,704	6.34	512,980	17,793	6.99
Traditional Bank loans (c)	4,632,498	129,845	5.65	4,581,598	128,455	5.65
Total loans (d)	5,430,382	191,904	7.13	5,407,821	207,797	7.75

Total interest-earning assets	6,640,393	216,318	6.57	6,631,019	232,041	7.06

Allowance for credit loss	(90,599)			(104,008)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	116,152			256,814
Premises and equipment, net	39,835			32,883
Bank owned life insurance	111,510			108,010
Other assets (a)	280,353			273,420
Total assets	$7,097,644			$7,198,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,686,510	$3,902	0.47%	$1,717,873	$5,224	0.61%
Money market accounts	1,558,514	18,420	2.38	1,377,543	19,658	2.88
Time deposits	507,899	9,090	3.61	429,194	8,140	3.82
Reciprocal money market and time deposits	312,743	4,115	2.65	307,536	5,100	3.34
Brokered deposits	109,274	2,427	4.48	229,563	5,106	4.49

Total interest-bearing deposits	4,174,940	37,954	1.83	4,061,709	43,228	2.15

SSUARs and other short-term borrowings	85,888	178	0.42	98,202	277	0.57
Federal Home Loan Bank advances	291,983	6,032	4.17	444,972	9,646	4.37

Total interest-bearing liabilities	4,552,811	44,164	1.96	4,604,883	53,151	2.33

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,273,931			1,406,890
Other liabilities	128,619			147,103
Stockholders’ equity	1,142,283			1,039,262
Total liabilities and stock-holders’ equity	$7,097,644			$7,198,138

Net interest income		$172,154			$178,890

Net interest spread			4.61%			4.73%

Net interest margin			5.23%			5.44%

a)	For the purpose of this calculation, the fair value adjustment on debt securities is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	Average balance includes the principal balance of nonaccrual loans and loans HFS that are not carried at fair value and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table titled “Loan Fee Income” for detail of loan fees by reporting segment.

The following table illustrates loan fees recorded as interest income on loans by segment:

Table 8 — Loan Fee Income

	Six Months Ended June 30,
(in thousands)	2026	2025

Traditional Banking	$2,568	$2,658
Warehouse Lending	757	679
Total Core Bank	3,325	3,337
Tax Refund Solutions	13,605	33,700
Republic Credit Solutions	26,477	24,671
Total Republic Processing Group	40,082	58,371

Total Loan Fees	$43,407	$61,708

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

Table 9 — Total Company Volume/Rate Variance Analysis

	Six Months Ended June 30, 2026
	Compared to
	Six Months Ended June 30, 2025
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(7,084)	$(5,209)	$(1,875)
Investment securities, including FHLB stock	7,254	5,111	2,143
TRS Refund Advance loans*	(20,897)	(28,072)	7,175
RCS LOC products	1,806	151	1,655
Other RPG loans	897	(135)	1,032
Outstanding Warehouse lines of credit	911	2,682	(1,771)
Traditional Banking loans	1,390	1,427	(37)
Net change in interest income	(15,723)	(24,045)	8,322

Interest expense:

Transaction accounts	(1,322)	(94)	(1,228)
Money market accounts	(1,238)	2,390	(3,628)
Time deposits	950	1,428	(478)
Reciprocal money market and time deposits	(985)	85	(1,070)
Brokered deposits	(2,679)	(2,671)	(8)
SSUARs and other short-term borrowings	(99)	(32)	(67)
Federal Home Loan Bank advances	(3,614)	(3,180)	(434)
Net change in interest expense	(8,987)	(2,074)	(6,913)

Net change in net interest income	$(6,736)	$(21,971)	$15,235

Provision

For additional discussion regarding Provision, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

Total Company Provision was a net charge of $14.9 million for the first six months of 2026 compared to a net charge of $19.5 million for the same period in 2025.

The most significant drivers of the fluctuation in Total Company Provision by reportable segment were as follows:

(I)Traditional Banking segment

The Traditional Banking Provision during the first six months of 2026 was a net charge of $562,000 compared to a net credit of $252,000 for the first six months of 2025.

The net charge of $562,000 for the first six months of 2026 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge offs of $418,000 concentrated in small dollar overdrawn DDAs.

●	While Traditional Banking period end loan balances grew $109 million during the first six months of 2026, Provision expense benefited from a favorable shift in portfolio composition. Specifically, C&LD balances, which carry higher reserve requirements than most other lending categories, declined $23 million, as projects progressed and balances primarily migrated into the CRE portfolio. This shift reduced reserve requirements and contributed meaningfully to Provision expense for the first six months of 2026.

The net credit of $252,000 for the first six months of 2025 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge-offs of $449,000, concentrated in small dollar overdrawn DDAs.

●	Traditional Banking period end loan balances increased a modest $13 million during the first six months of 2025, as the portfolio continued to shift toward loan categories with higher reserve requirements.

●	During the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold for assessing credit impairment, resulting in a $518,000 credit to Provision.

●	During the first quarter of 2025, approximately $5 million of consumer credit card loans were transferred from held for investment to HFS, resulting in a $414,000 credit to Provision. The sale was completed during the second quarter of 2025.

As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.37% as of June 30, 2026, compared to 1.40% as of December 31, 2025 and 1.29% as of June 30, 2025.

Based on information currently available, management believes the ACLL related to Traditional Banking loans was adequate as of June 30, 2026.

(II)Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $349,000 for the first six months of 2026 compared to a net charge of $302,000 for the same period in 2025. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period end balances. Outstanding Warehouse period end balances decreased $139 million during the first six months of 2026 compared to an increase of $121 million during the first six months of 2025.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of June 30, 2026, December 31, 2025, and June 30, 2025.

Based on information currently available, management believes the ACLL related to Warehouse loans was adequate as of June 30, 2026.

(III)	Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to its ERA and RA products.

TRS offered (i) its RA product during the first two months of 2026, along with its ERA product during December 2025 and the first two weeks of 2026 for the 2026 Tax Season and (ii) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season.

As is the case each year as of March 31st, the ACLL related to RAs is an estimate with that estimate finalized during the second quarter when all unpaid RAs, including ERAs, are charged-off as of June 30th. The final charge-offs posted during the second quarter of a calendar year can be different (higher or lower) than the Company’s March 31st Provision estimate based on actual paydowns received during the second quarter. RAs collected during the second half of the year are recorded as recoveries of previously charged-off loans unless they are covered under a Tax Provider loss guaranty arrangement. Any RAs subject to a loss guaranty arrangement that are recovered during the second half of the year are distributed to the guarantor.

TRS recorded a net charge to the Provision of $4.3 million during the first six months of 2026 compared to a net charge of $11.5 million for the same period in 2025. As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $6.7 million of Provision expense to the first six months of 2025 operating results.

As of June 30, 2026, TRS’s blended incurred loss rate for both guaranteed and unguaranteed ERAs/RAs, was 1.93% of the $259 million in total RAs and ERAs originated during December 2025 and the first two months of 2026. Approximately $1.4 million of these charge-offs as of June 30, 2026 are expected to be recovered under loan-loss guaranty arrangements with Tax Providers. As a result, these charge-offs were also reflected as recoveries as of June 30, 2026 and recorded as receivables in other assets on the Balance Sheet.

As of June 30, 2025, TRS’s blended incurred loss rate for both guaranteed and unguaranteed ERAs/RAs, was 2.81% of the $802 million in total RAs and ERAs originated during December 2024 and the first two months of 2025. In June 2025, the Company charged off all unpaid TRS loans which equated to 3.11% of total originations. The final loss rate of unguaranteed RAs/ERAs for the 2025 Tax Season was 2.56% of originations.

The Bank’s ability to control ERA/RA losses is highly dependent upon its ability to predict the taxpayer’s likelihood of receiving the tax refund as claimed on the taxpayer’s tax return. In addition, the Bank’s ability to control losses for the ERA product is highly dependent upon the taxpayer returning to a Tax Provider for the filing of their final tax return. Each year, the Bank’s ERA/RA approval model is based primarily on the prior year’s tax refund payment patterns. Because the substantial majority of ERA/RA volume occurs each year before that year’s tax refund payment patterns can be analyzed and subsequent underwriting changes implemented, credit losses during a given year could be higher than management’s predictions if tax refund payment patterns change materially between years.

Based on information currently available, management believes the ACLL related to TRS loans was adequate as of June 30, 2026.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segment Composition” in this section of the filing.

(IV)	Republic Payment Solutions segment

There is no ACLL or Provision associated with the RPS segment, as its products primarily consist of prepaid debit card solutions.

(V)Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $10.4 million during the first six months of 2026 compared to a net charge of $8.0 million during the same period in 2025. RCS recorded net charge-offs of $7.5 million during the first six months of 2026 compared to $7.9 million during the first six months of 2025. The remainder of the Provision variance was attributable to a shift toward loan categories with higher reserve requirements, such as the LOC II product.

Although RCS loan products generally generate higher yields, they also entail greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the ACLL was 16.01% at June 30, 2026, compared to 17.15% at December 31, 2025, and 17.67% at June 30, 2025.

Based on information currently available, management believes the ACLL related to RCS loans was adequate as of June 30, 2026.

Table 10 — Republic Credit Solutions Provision by Product Type

	Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change

Product:
Lines of credit	$10,370	$7,975	$2,395	30
Healthcare receivables	58	(25)	83	NM
Total RCS provision	$10,428	$7,950	$2,478	31

Table 11 — Summary of Loan and Lease Loss Experience

	Six Months Ended
	June 30,
(dollars in thousands)	2026	2025

ACLL at beginning of period	$85,352	$91,978

Charge-offs:

Traditional Banking:
Residential real estate	(65)	(29)
Commercial & industrial	—	(18)
Lease financing receivables	(1)	(138)
Home equity	(22)	—
Consumer	(753)	(556)
Total Traditional Banking	(841)	(741)
Warehouse lines of credit	—	—
Total Core Banking	(841)	(741)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(6,367)	(24,893)
Other TRS commercial & industrial	(72)	(165)
Republic Credit Solutions	(8,180)	(8,638)
Total Republic Processing Group	(14,619)	(33,696)
Total charge-offs	(15,460)	(34,437)

Recoveries:

Traditional Banking:
Residential real estate	67	63
Commercial real estate	4	3
Commercial & industrial	30	—
Lease financing receivables	43	22
Home equity	66	27
Consumer	213	177
Total Traditional Banking	423	292
Warehouse lines of credit	—	—
Total Core Banking	423	292

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	1,809	3,699
Other TRS commercial & industrial	2	3
Republic Credit Solutions	704	730
Total Republic Processing Group	2,515	4,432
Total recoveries	2,938	4,724

Net loan charge-offs	(12,522)	(29,713)

Provision - Core Banking	213	50
Provision - RPG	14,724	19,445
Total Provision	14,937	19,495
ACLL at end of period	$87,767	$81,760

Credit Quality Ratios - Total Company:

ACLL to total loans	1.62%	1.52
ACLL to nonperforming loans	286	378
Net loan charge-offs to average loans	0.47	1.11

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.24%	1.16
ACLL to nonperforming loans	213	282
Net loan charge-offs to average loans	0.02	0.02

Table 12 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Six Months Ended
	June 30,
	2026	2025

Traditional Banking:
Residential real estate:
Owner occupied	—%	(0.01)%
Nonowner occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	(0.01)	0.01
Lease financing receivables	(0.41)	0.25
Aircraft	—	—
Home equity	(0.02)	—
Consumer:
Credit cards	0.08	0.58
Overdrafts	130.63	83.63
Automobile loans	(1.19)	(1.41)
Other consumer	0.62	0.07
Total Traditional Banking	0.02	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.02	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	20.07	27.34
Other TRS commercial & industrial	1.80	1.34
Republic Credit Solutions	11.29	12.56
Total Republic Processing Group	12.04	19.18
Total	0.47%	1.11%

*     All loss rates above are based on net charge-offs as a function of average outstanding portfolio balances. RAs are originated during the first two months of each year, with all RAs charged-off by June 30th of each year. Due to their relatively short life, RA net charge-offs are analyzed by the Company as a percentage of total RA originations, not as a percentage of average outstanding balances.

The Company’s net charge-offs to average total Company loans decreased from 1.11% during the first six months of 2025 to 0.47% during the first six months of 2026, as net charge-offs declined $17.2 million, or 58%, while average total Company loans increased $23 million, over the same periods. As discussed above, the decline in net charge-offs was primarily attributable to the nonrenewal of TRS’ largest Tax Provider contract based on product volume, as well as lower ERA and RA funding activity.

Noninterest Income

Total Company noninterest income decreased $1.3 million, or 3%, during the first six months of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest income increased $1.2 million, or 5%, from the first six months of 2025 to the same period in 2026, as results were impacted by the following notable nonrecurring or infrequent items.

●	During December 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. The sale was completed during the first quarter of 2026, resulting in a $5.8 million pre-tax gain, net of broker commissions.

●	During the first quarter of 2025, the Traditional Banking segment recorded a $4.1 million pre-tax gain on sale of Visa Class B-1 shares that had been carried at a zero book value since received in the 2008 Visa initial public offering.

●	During the first quarter of 2025, the Traditional Banking segment recorded a $1.6 million pre-tax insurance recovery related to a Marine Lending charge-off originally recognized in the third quarter of 2024.

Service charges on deposits, which increased $982,000, or 14%, was the key driver of the change in noninterest income for the first six months of 2026 and resulted primarily from higher volumes in activity-based fees, particularly insufficient funds fees. The Traditional Banking segment earns a substantial majority of its fee income related to its overdraft service program from the per item fee it assesses its customers for each insufficient-funds check or electronic debit presented for payment. The total per item fees, net of refunds, included in service charges on deposits for the six months ended June 30, 2026, and 2025 were $4.4 million and $3.5 million. The total daily overdraft charges, net of refunds, included in interest income for the six months ended June 30, 2026, and 2025 were $633,000 and $582,000.

(II)	Tax Refund Solutions segment

As previously disclosed, TRS’s largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season, which began in December 2025. This relationship contributed $3.8 million of net RT fees during the first six months of 2025.

For a discussion of factors affecting the comparison of TRS's results of operations for the first six months of 2026 and 2025, see "OVERVIEW (Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025) – Tax Refund Solutions."

(III)	Republic Credit Solutions segment

RCS noninterest income, primarily consisting of program fees, increased $1.3 million, or 19%, during the first six months of 2026 compared to the same period in 2025, reflecting higher sales volume from RCS’s installment loan and LOC II products.

Noninterest Expense

Total Company noninterest expense decreased $1.0 million, or 1%, during the first six months of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest expense by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest expense decreased $3.3 million, or 3%, during the first six months of 2026 compared to the same period in 2025, as results were impacted by the following notable nonrecurring or infrequent items:

●	During March 2026, the Traditional Banking segment prepaid $220 million of long-term fixed-rate FHLB advances and incurred $2.3 million of pre-tax early termination penalties, which were recorded in noninterest expense. The prepaid advances carried a weighted-average cost of 4.57% and were prepaid as part of management’s proactive balance sheet optimization and interest rate risk management strategy. Based on interest rates at the time of repayment and assuming short-term interest rates remain at or near current levels, management estimated the prepayment penalty would be recovered through lower funding costs within approximately 1.2 years.

●	During the first six months of 2025, primarily during the first quarter, the Traditional Banking segment recorded $5.9 million of pre-tax core system deconversion and consulting expenses. Approximately $4.1 million related to contract negotiation assistance from a third-party consultant and was based on a percentage of anticipated savings over the five-year term of the new contract. The remaining $1.8 million of expense related to data conversion from the legacy core system and the integration of multiple secondary systems into the new core platform, which went live in mid-October.

●	Salaries and employee benefits increased by a combined $515,000, or 1%, primarily due to a $783,000 increase in estimated bonus-related expenses and partially offset by a decline in healthcare claims.

●	Technology, equipment, and communication expenses decreased $645,000 or 4%, driven by cost savings realized following the core system conversion completed in mid-October 2025.

●	Marketing and development expenses increased $526,000, or 37%, primarily driven by the Bank's new branding initiative. Management expects marketing expense to remain near current levels for the foreseeable future.

(II)	Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $2.3 million, or 41%, during the first six months of 2026 compared to the same period in 2025, driven primarily by a $1.8 million, increase in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period. In addition, the second quarter of 2025 benefited from a $763,000 reimbursement of marketing and development expense related to a prior-period billing dispute.

COMPARISON OF FINANCIAL CONDITION AS OF JUNE 30, 2026, AND DECEMBER 31, 2025

Overview

Total assets increased $20 million to $7.06 billion at June 30, 2026, from $7.04 billion at December 31, 2025. The increase was driven primarily by a $134 million increase in cash and cash equivalents, partially offset by an $86 million decline in consumer loans HFS.

Total liabilities decreased $35 million, or 1%, to $5.91 billion at June 30, 2026, from $5.94 billion at December 31, 2025, as $349 million of deposit growth was substantially offset by a $349 million paydown of FHLB advances and a $20 million decline in SSUAR accounts.

Stockholders’ equity increased $55 million, or 5%, to $1.16 billion at June 30, 2026, compared to $1.10 billion at December 31, 2025. This increase reflected net income of $75.4 million, partially offset by a decline in AOCI and cash dividends declared during 2026. The decline in AOCI was attributable to changes in the interest-rate environment and the corresponding impact on the valuation of the AFS debt-securities portfolio and cash-flow-hedging derivatives.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days, and federal funds sold. The Company held $354 million in cash and cash equivalents as of June 30, 2026, compared to $220 million as of December 31, 2025, driven primarily by cash received for the onboarding of a new RPS prepaid card marketer-servicer deposit relationship during mid-June 2026.

Average interest-earning cash and cash equivalents totaled $300 million during the first six months of 2026, compared to $570 million during the first six months of 2025, reflecting the Company’s continued deployment of excess liquidity into investment securities. Beginning in the fourth quarter of 2024, the Company strategically purchased longer-duration investment securities to capitalize on a more favorable yield curve and higher relative yields than those available on overnight cash. The yield curve began to steepen during the fourth quarter of 2024, became positively sloped in March 2025, and remained so through June 30, 2026.

Cash held at the FRB earns interest on balances in excess of required reserves and generated a weighted-average yield of 3.69% during the first six months of 2026, compared to 4.45% during the first six months of 2025, reflecting the decline in the FFTR. Cash held within the Bank’s banking centers and ATM/ITM networks does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Six Months Ended June 30, 2026
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2026
U.S. Government Agencies	$84,901	4.07%	1.76	yrs
Mortgage-backed securities - residential	62,811	4.42	5.72
Total	$147,712	4.22	3.44	yrs

Purchases by Class for the Three Months Ended June 30, 2026
U.S. Government Agencies	$10,000	4.30%	0.35	yrs
Mortgage-backed securities - residential	44,487	4.77	15.56
Total	$54,487	4.68	12.77	yrs

Total Purchases for the Six Months Ended June 30, 2026	$202,199	4.16%	5.23	yrs

Republic’s investment portfolio increased approximately $2 million from December 31, 2025, to June 30, 2026, as the Company redeployed proceeds from debt security calls, maturities, and paydowns, including expected MBS prepayments, into higher-yielding, longer-duration securities. Since the fourth quarter of 2024, the Company has strategically shifted a portion of its interest-earning cash balances into investment securities to capitalize on a more favorable yield curve and higher available yields, enhancing the portfolio’s overall yield profile.

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

Federal Home Loan Bank Stock

FHLB stock holdings declined $14 million, or 43%, from December 31, 2025 to June 30, 2026. FHLB members are required to hold certain levels of FHLB stock in relation to the amount of their borrowings, thus FHLB stock holdings will fluctuate consistently with borrowing activity from period to period.

Loans

Table 14 — Loan Portfolio Composition

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,042,149	$1,040,080	$2,069	0%
Nonowner-occupied	275,983	283,246	(7,263)	(3)
Commercial real estate:
Owner-occupied	704,806	666,948	37,858	6
Nonowner-occupied	819,996	799,420	20,576	3
Multi-family	377,392	331,370	46,022	14
Construction & land development	215,341	238,455	(23,114)	(10)
Commercial & industrial	547,145	528,873	18,272	3
Lease financing receivables	21,572	20,523	1,049	5
Aircraft*	202,729	203,120	(391)	(0)
Home equity	429,812	413,638	16,174	4
Consumer:
Credit cards	11,422	10,711	711	7
Overdrafts	825	971	(146)	(15)
Automobile loans	645	738	(93)	(13)
Other consumer	5,692	8,204	(2,512)	(31)
Total Traditional Banking	4,655,509	4,546,297	109,212	2
Warehouse lines of credit*	614,696	754,090	(139,394)	(18)
Total Core Banking	5,270,205	5,300,387	(30,182)	(1)

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	12,924	(12,924)	(100)
Other TRS commercial & industrial	156	19,473	(19,317)	(99)
Republic Credit Solutions	140,045	113,545	26,500	23
Total Republic Processing Group	140,201	145,942	(5,741)	(4)

Total loans**	5,410,406	5,446,329	(35,923)	(1)
Allowance for credit losses	(87,767)	(85,352)	(2,415)	3

Total loans, net	$5,322,639	$5,360,977	$(38,338)	(1)%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Total Company gross loans decreased by $36 million, or 1%, during the first six months of 2026 to $5.41 billion as of June 30, 2026. The most significant components comprising the change in loans by reportable segment follow:

(I)	Traditional Banking segment

Traditional Banking period-end loan balances increased $109 million, or 2%, from December 31, 2025 to June 30, 2026, as strong origination volume of CRE loans, C&I loans and HELOCs more than offset contraction within the C&LD portfolio. Growth in the CRE and C&I portfolios was generally driven by reduced internal pricing restrictions across these loan types due to competitive pressures.

On December 31, 2025, the Traditional Banking segment transferred approximately $82 million of loans and lease financing receivables from held for investment to HFS pursuant to a signed agreement to sell substantially all of the assets of the St. Louis-based RBF Division acquired in the 2023 CBank acquisition. The transaction closed in the first quarter of 2026 and the Traditional Banking segment generated a pre-tax gain, net of broker commissions, of approximately $5.8 million.

(II)	Warehouse Lending segment

Outstanding Warehouse period-end balances decreased $139 million, or 18%, from December 31, 2025, to June 30, 2026. Average committed Warehouse lines of credit increased to $1.20 billion during the first six months of 2026 from $981 million during the same period in 2025, while average line utilization decreased to 50% from 52% over the same periods.

Due to mortgage market volatility and seasonality, projecting future outstanding balances for Warehouse lines of credit remains challenging; however, portfolio expansion has historically aligned with broader industry trends. Since entering the business in 2011, the Bank has experienced fluctuations in Warehouse balances consistent with overall mortgage origination activity. Weighted-average quarterly usage rates have ranged from a low of 31% during the first quarter of 2023 to a high of 71% during the fourth quarter of 2019. On an annual basis, weighted-average usage rates have ranged from a low of 39% during 2022 to a high of 66% during 2020.

(III)	Tax Refund Solutions segment

TRS loan balances as of December 31, 2025 included $13 million of ERAs originated during December 2025 and $19 million of short-term, C&I loans to Tax Providers to support seasonal cash-flow needs. These balances paid down to $0 as of June 30, 2026, or were charged off in line with the Company’s charge-off policy.

(IV)	Republic Credit Solutions segment

Outstanding period-end RCS balances increased $27 million, or 23%, to $140 million as of June 30, 2026, consistent with increased origination volume primarily associated with the healthcare receivable products.

(V)	Republic Payment Solutions segment

There are no outstanding loans associated with the RPS segment, as its products primarily consist of prepaid debit card solutions.

Allowance for Credit Losses

The Bank maintains an ACLL on the Balance Sheet for expected credit losses inherent in the Bank’s loan portfolio, which includes overdrawn DDAs. The Bank also maintains an ACLC for expected OBS credit exposure losses. Management evaluates the adequacy of the ACLL monthly and the adequacy of the ACLC for OBS quarterly. The ACLL calculation is presented to and discussed with the Audit Committee and the Board on a quarterly basis.

The Company’s ACLL increased to $88 million at June 30, 2026, compared to $85 million at December 31, 2025, with the total Company ACLL as a percentage of total loans increasing to 1.62% as of June 30, 2026, compared to 1.57% as of December 31, 2025.

The most significant components comprising the change in ACLL by reportable segment follow:

(I)	Traditional Banking segment

Traditional Banking loan balances increased $109 million during the first six months of 2026, while the related ACLL increased $144,000 to $64 million at June 30, 2026. As a percentage of total Traditional Banking loans, the ACLL declined slightly to 1.37% at June 30, 2026 from 1.40% at December 31, 2025. During 2026, the Traditional Banking ACLL benefited from a favorable shift in portfolio composition. Specifically, C&LD balances, which carry higher reserve requirements than most other Core Bank lending categories, declined $23 million, as projects progressed and balances primarily migrated into the CRE portfolio.

(II)	Warehouse Lending segment

The Warehouse ACLL decreased $349,000, or 19%, to $1.5 million, while the Warehouse ACLL as a percentage to total Warehouse loans remained at 0.25% when comparing June 30, 2026 to December 31, 2025. Outstanding Warehouse period-end balances decreased $139 million, or 18%, from December 31, 2025 to June 30, 2026. As of June 30, 2026, the Warehouse ACLL remained entirely qualitative in nature, with no adjustments required to the qualitative reserve percentage required for the first six months of 2026.

(III)Tax Refund Solutions segment

The TRS ACLL decreased $332,000 from December 31, 2025 to $0 as of June 30, 2026, reflecting the June 2026, charge-off of all unpaid ERAs/RAs and C&I loan balances to Tax Providers originated in December 2025.

(IV)	Republic Credit Solutions segment

The RCS ACLL increased $3.0 million to $22.4 million as of June 30, 2026, driven primarily by the increase in the LOC product spot loan balances.

As of June 30, 2026, RCS maintained ACLL coverage for two distinct credit products: LOC products and healthcare receivables. At period-end, the ACLL-to-total-loans ratio ranged from 0.25% for healthcare receivables to 70.63% for LOC products, with the lower reserve requirement for healthcare receivables reflecting the recourse maintained to third-party service providers.

While RCS loans generally generate higher yields than Traditional Banking products, they also carry higher credit risk. As a result, the RCS ACLL as a percentage of total RCS loans was 16.01% at June 30, 2026, compared to 17.15% at December 31, 2025 and 17.67% at June 30, 2025. Changes in the segment’s loan mix, including growth in products with higher loss expectations, continued to influence reserve levels.

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

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	June 30, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,805	20%	1.04%	$10,844	20%	1.04%
Nonowner-occupied	3,421	5	1.24	3,542	5	1.25
Commercial real estate
Owner-occupied	7,857	13	1.11	7,207	12	1.08
Nonowner-occupied	11,985	15	1.46	11,690	15	1.46
Multi-Family	3,196	7	0.85	2,860	6	0.86
Total commercial real estate	23,038	35	1.21	21,757	33	1.21
Construction & land development	7,241	4	3.36	8,117	4	3.40
Commercial & industrial	7,486	10	1.37	7,403	10	1.40
Lease financing receivables	459	—	2.13	718	—	3.50
Aircraft	507	4	0.25	507	4	0.25
Home equity	8,964	8	2.09	8,629	8	2.09
Consumer:
Credit cards	946	—	8.28	957	—	8.93
Overdrafts	794	—	96.24	971	—	100.00
Automobile loans	—	—	—	—	—	—
Other consumer	145	—	2.55	217	—	2.65
Total Traditional Banking	63,806	86	1.37	63,662	84	1.40
Warehouse lines of credit	1,533	11	0.25	1,882	14	0.25
Total Core Banking	65,339	97	1.24	65,544	98	1.24

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	296	—	2.29
Other TRS commercial & industrial	1	—	0.64	37	—	0.19
Republic Credit Solutions	22,427	3	16.01	19,475	2	17.15
Total Republic Processing Group	22,428	3	16.00	19,808	2	13.57
Total	$87,767	100	1.62	$85,352	100	1.57%

*See the Table titled “Loan Portfolio Composition” in this section of the report for loan portfolio balances. Values of less than 50 bps in the table above are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of June 30, 2026.

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

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	51,208	50,289	919	2
PCD - Substandard	719	818	(99)	(12)
Total Classified Loans	51,927	51,107	820	2

Special Mention	31,544	35,754	(4,210)	(12)
PCD - Special Mention	—	—	—	—
Total Special Mention Loans	31,544	35,754	(4,210)	(12)

Total Classified and Special Mention Loans	$83,471	$86,861	$(3,390)	(4)%

Nonperforming Loans

Nonperforming loans, which include both nonaccrual loans and loans that are 90 days or more past due while still accruing interest, increased to 0.57% of total loans at June 30, 2026, from 0.44% at December 31, 2025. The increase was driven by a $7 million rise in nonperforming loan balances, coupled with a $36 million decline in total loans. Approximately $5 million of the increase in nonperforming loans since year-end 2025 was attributable to a single multifamily lending relationship.

The ACLL to nonperforming loans ratio declined to 286% at June 30, 2026, from 356% at December 31, 2025. The decrease was primarily the result of a $3 million reduction in the ACLL and a $7 million increase in nonperforming loan balances. Despite the decline, the ACLL continued to provide substantial coverage of nonperforming loans at June 30, 2026.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	June 30, 2026	December 31, 2025

Loans on nonaccrual status*	$30,645	$23,806
Loans past due 90-days-or-more and still on accrual**	83	161
Total nonperforming loans	30,728	23,967
Other real estate owned	843	1,277
Total nonperforming assets	$31,571	$25,244

Credit Quality Ratios - Total Company:
ACLL to total loans	1.62%	1.57%
ACLL to nonperforming loans	286	356
Nonperforming loans to total loans	0.57	0.44
Nonperforming assets to total loans (including OREO)	0.58	0.46
Nonperforming assets to total assets	0.45	0.36

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.24%	1.24%
ACLL to nonperforming loans	213	275
Nonperforming loans to total loans	0.58	0.45
Nonperforming assets to total loans (including OREO)	0.60	0.47
Nonperforming assets to total assets	0.49	0.38
*

Loans on nonaccrual status include collateral-dependent loans. See the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$20,053	1.92%	$18,894	1.82%
Nonowner-occupied	475	0.17	119	0.04
Commercial real estate:
Owner-occupied	722	0.10	377	0.06
Nonowner-occupied	—	—	—	—
Multi-Family	4,554	1.21	—	—
Construction & land development	—	—	—	—
Commercial & industrial	391	0.07	344	0.07
Lease financing receivables	171	0.79	49	0.24
Aircraft	—	—	—	—
Home equity	4,268	0.99	3,727	0.90
Consumer:
Credit cards	4	0.04	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	11	0.19	296	3.61
Total Traditional Banking	30,649	0.66	23,806	0.52
Warehouse lines of credit	—	—	—	—
Total Core Banking	30,649	0.58	23,806	0.45

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Credit Solutions	79	0.06	161	0.14
Total Republic Processing Group	79	0.06	161	0.11

Total nonperforming loans	$30,728	0.57%	$23,967	0.44%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
June 30, 2026 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	152	$5,971	77	$12,530	2	$1,552	231	$20,053
Nonowner-occupied	3	108	1	367	—	—	4	475
Commercial real estate:
Owner-occupied	—	—	—	—	1	722	1	722
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	1	4,554	1	4,554
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	2	47	1	344	—	—	3	391
Lease financing receivables	4	171	—	—	—	—	4	171
Aircraft	—	—	—	—	—	—	—	—
Home equity	63	2,461	12	1,807	—	—	75	4,268
Consumer:
Credit cards	NM	4	—	—	—	—	NM	4
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	3	11	—	—	—	—	3	11
Total Traditional Banking	227	8,773	91	15,048	4	6,828	322	30,649
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	227	8,773	91	15,048	4	6,828	322	30,649

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	79	—	—	—	—	NM	79
Total Republic Processing Group	NM	79	—	—	—	—	NM	79

Total	227	$8,852	91	$15,048	4	$6,828	322	$30,728

NM – RCS loans are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	164	$5,711	73	$11,478	2	$1,705	239	$18,894
Nonowner-occupied	5	119	—	—	—	—	5	119
Commercial real estate:
Owner-occupied	—	—	—	—	1	377	1	377
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	1	344	—	—	1	344
Lease financing receivables	3	49	—	—	—	—	3	49
Aircraft	—	—	—	—	—	—	—	—
Home equity	56	2,141	10	1,586	—	—	66	3,727
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	—	—	—	—	—	2	—
Other consumer	3	1	1	295	—	—	4	296
Total Traditional Banking	233	8,021	85	13,703	3	2,082	321	23,806
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	233	8,021	85	13,703	3	2,082	321	23,806

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	161	—	—	—	—	NM	161
Total Republic Processing Group	NM	161	—	—	—	—	NM	161

Total	233	$8,182	85	$13,703	3	$2,082	321	$23,967

NM – RCS loans are small dollar homogenous consumer loans.

Table 20 — Rollforward of Nonperforming Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Nonperforming loans at the beginning of the period	$31,852	$22,850	$23,967	$22,760
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	6,658	1,862	10,012	4,111
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(7,735)	(2,518)	(2,698)	(4,191)
Principal balance paydowns of loans nonperforming at both period ends	(233)	(536)	(598)	(946)
Net change in principal balance of other nonperforming loans*	186	(16)	45	(92)

Nonperforming loans at the end of the period	$30,728	$21,642	$30,728	$21,642
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Loans charged-off	$(3)	$—	$(3)	$—
Loans transferred to OREO	(122)	—	(122)	—
Loan payoffs and paydowns	(6,036)	(1,727)	(2,157)	(2,571)
Loans returned to accrual status	(1,574)	(791)	(416)	(1,620)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(7,735)	$(2,518)	$(2,698)	$(4,191)

Based on the Bank’s review as of June 30, 2026, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans as a percentage of total loans increased to 0.53% as of June 30, 2026, from 0.42% as of December 31, 2025. Similarly, Core Bank delinquent loans as a percentage of total Core Bank loans increased to 0.35% from 0.26% over the same period. Except for small-dollar consumer loans, all Traditional Banking loans that were 90 days or more past due at June 30, 2026 and December 31, 2025 were on nonaccrual status.

During the fourth quarter of 2025, the Company downgraded a $16 million C&I participation relationship from Special Mention to Substandard. The loan became 30 days delinquent during the first quarter of 2026 but was refinanced into a new loan during the second quarter of 2026.

Table 22 — Delinquent Loan Composition*

	June 30, 2026		December 31, 2025
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$8,411	0.81%	$9,028	0.87%
Nonowner-occupied	237	0.09	—	—
Commercial real estate:
Owner-occupied	—	—	—	—
Nonowner-occupied	—	—	—	—
Multi-Family	4,554	1.21	—	—
Construction & land development	—	—	—	—
Commercial & industrial	397	0.07	355	0.07
Lease financing receivables	1,502	6.96	53	0.26
Aircraft	—	—	—	—
Home equity	3,228	0.75	4,346	1.05
Consumer:
Credit cards	4	0.04	—	—
Overdrafts	81	9.82	123	12.67
Automobile loans	—	—	—	—
Other consumer	22	0.39	20	0.24
Total Traditional Banking	18,436	0.40	13,925	0.31
Warehouse lines of credit	—	—	—	—
Total Core Banking	18,436	0.35	13,925	0.26

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Credit Solutions	10,054	7.18	8,938	7.87
Total Republic Processing Group	10,054	7.17	8,938	6.12

Total delinquent loans	$28,490	0.53%	$22,863	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Rollforward of Delinquent Loans

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Delinquent loans at the beginning of the period	$42,742	$17,313	$22,863	$20,489
Loans added to delinquency status during the period and remained in delinquency status at the end of the period	10,078	4,283	11,796	5,010
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(25,906)	(3,192)	(8,572)	(5,029)
Principal balance paydowns of loans delinquent at both period ends	(82)	(111)	(122)	(187)
Net change in principal balance of other delinquent loans*	1,658	793	2,525	(1,197)
Delinquent loans at the end of period	$28,490	$19,086	$28,490	$19,086
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Loans charged-off	$(4)	$—	$(7)	$—
Loans transferred to OREO	(122)	—	(122)	—
Loan payoffs and paydowns	(21,405)	(475)	(1,442)	(1,631)
Loans paid current	(4,375)	(2,717)	(7,001)	(3,398)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(25,906)	$(3,192)	$(8,572)	$(5,029)

Premises and Equipment

Premises and equipment, net of accumulated depreciation and purchase accounting fair value adjustments, increased $6 million, or 17%, from December 31, 2025 to June 30, 2026. The increase was primarily driven by capitalized costs associated with the Company’s core system conversion. The Company's branch network consisted of 47 locations across Kentucky, Indiana, Florida, Ohio, and Tennessee as of June 30, 2026.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At June 30, 2026, and December 31, 2025, the Company had $41 million in goodwill recorded on its Balance Sheet. Goodwill of $24 million is attributed to the 2023 CBank acquisition. Additionally, goodwill totaling $6 million and $10 million is attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006. The acquisitions of Tennessee Commerce Bank and First Commercial Bank in 2012 resulted in bargain purchase gains.

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

Bank Owned Life Insurance

BOLI assets increased $2 million to $112 million at June 30, 2026, with the increase attributed to general appreciation of the cash surrender values within the policy plans experienced during the first six months of 2026.

Core Deposit Intangibles

CDIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of June 30, 2026, and December 31, 2025, the Company’s CDI assets totaled $1.4 million and $1.5 million.

Deposits

Table 25 — Deposit Composition

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change

Core Bank:
Demand	$1,164,278	$1,128,255	$36,023	3%
Money market	1,532,292	1,497,561	34,731	2
Savings	215,327	217,723	(2,396)	(1)
Reciprocal money market	228,226	224,731	3,495	2
Individual retirement accounts (1)	35,256	34,349	907	3
Time deposits, $250 and over (1)	184,215	156,283	27,932	18
Other certificates of deposit (1)	300,146	290,087	10,059	3
Reciprocal time deposits (1)	68,814	70,729	(1,915)	(3)
Wholesale brokered deposits (1)	87,484	87,420	64	0
Total Core Bank interest-bearing deposits	3,816,038	3,707,138	108,900	3
Total Core Bank noninterest-bearing deposits	1,168,030	1,102,041	65,989	6
Total Core Bank deposits	4,984,068	4,809,179	174,889	4

Republic Processing Group:
Wholesale brokered deposits (1)	14,164	12,734	1,430	11
Interest-bearing prepaid card deposits	452,897	286,841	166,056	58
Money market accounts	19,939	22,973	(3,034)	(13)
Total RPG interest-bearing deposits	487,000	322,548	164,452	51

Noninterest-bearing prepaid card deposits	9,403	5,228	4,175	80
Other noninterest-bearing deposits	71,271	66,192	5,079	8
Total RPG noninterest-bearing deposits	80,674	71,420	9,254	13
Total RPG deposits	567,674	393,968	173,706	44

Total deposits	$5,551,742	$5,203,147	$348,595	7%
(1)	Represents time deposits

Total Company deposits increased $349 million, or 7%, from December 31, 2025, to $5.55 billion as of June 30, 2026.

Core Bank

Total Core Bank deposits increased by $175 million, or 4%, from December 31, 2025 to June 30, 2026. Within the Core Bank’s deposits, interest-bearing deposits increased $109 million and noninterest-bearing deposits increased $66 million over the respective period.

The growth in Core Bank interest-bearing deposits was primarily driven by a combined $110 million increase in period-end business and consumer money market accounts and time deposits, all of which generally carry higher interest rates. In addition, interest-bearing DDAs increased $36 million, or 3%, from December 31, 2025 to June 30, 2026, further contributing to the overall growth in interest-bearing deposit balances.

Core Bank noninterest-bearing deposits increased $66 million on a period-end basis during the first six months of 2026. However, average noninterest-bearing deposit balances declined $10 million, or 1%, compared with the first six months of 2025. Consistent with broader industry trends following the rapid increase in interest rates beginning in 2022, Core Bank noninterest-bearing deposit balances have generally experienced quarterly declines since the fourth quarter of 2022, as customers have increasingly migrated funds into higher-yielding deposit products.

Republic Processing Group

Within RPG, period-end total deposit balances increased $174 million, or 44%, during the first six months of 2026. The increase was driven primarily by a $180 million increase in RPS deposits resulting from the onboarding of a new marketer-servicer relationship.

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

SSUARs decreased $20 million, or 22%, during 2026 to $69 million as of June 30, 2026. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Federal Home Loan Bank Advances

FHLB advances totaled $157 million as of June 30, 2026, compared to $506 million as of December 31, 2025. Overnight borrowings decreased to $0 at June 30, 2026, from $130 million at December 31, 2025. Over the past year, the Company has utilized FHLB advances to partially fund noninterest-bearing deposit outflows and support overall loan growth.

During March 2026, the Traditional Banking segment prepaid $220 million of long-term fixed-rate FHLB advances and incurred $2.3 million of pre-tax early termination penalties, which were recorded in noninterest expense. The prepaid advances carried a weighted-average cost of 4.57% and were prepaid as part of management’s proactive balance sheet optimization and interest rate risk management strategy. Based on interest rates at the time of repayment and assuming short-term interest rates remain at or near current levels, management estimated the prepayment penalty would be recovered through lower funding costs within approximately 1.2 years.

As of June 30, 2026, outstanding long-term fixed-rate FHLB advances totaled $157 million, with a weighted-average maturity of 0.7 years and a weighted-average cost of 3.84%, both inclusive of the impact of related interest rate swaps.

The Company’s use of FHLB advances during any given period is dependent on multiple factors, including asset growth, deposit trends, earnings performance, and expectations regarding future interest rate movements.

Interest Rate Swaps

Interest rate swap derivatives are reported at fair value in other assets or other liabilities. The accounting treatment for changes in the fair value of a derivative depends on whether the instrument has been designated and qualifies for hedge accounting. For derivatives designated as cash flow hedges, the effective portion of unrealized gains and losses is recorded in OCI and AOCI. Amounts recorded in AOCI are subsequently reclassified into earnings in the same periods during which the hedged transaction affects earnings, or earlier if the hedge is no longer considered effective. Derivatives that are not designated as hedging instruments are considered economic hedges, with changes in fair value recognized directly in current-period earnings.

The Bank enters into interest rate swap agreements to facilitate customer financing transactions and meet client risk management needs. To mitigate the associated interest rate risk, the Bank simultaneously enters into offsetting derivative positions with third-party counterparties. Although these transactions serve an economic risk management purpose, they are not designated as accounting hedges; therefore, changes in the fair value of both the customer-facing swaps and the offsetting positions are recognized in current-period earnings.

In addition, as noted in the section above, the Company entered into $100 million of notional Balance Sheet interest rate swaps during the second quarter of 2024 to capitalize on favorable long-term pricing available as a result of the then-inverted yield curve. These swaps were designated as cash flow hedges and are intended to help protect net interest income from future changes in interest rates.

See the Footnote titled “Interest Rate Swaps” of Part I Item 1 “Financial Statements” for additional discussion regarding the Bank’s interest rate swaps.

Liquidity

The Bank maintains sufficient liquidity to fund routine loan demand and normal deposit withdrawal activity. Liquidity is managed through a combination of cash, cash equivalents, and unencumbered investment securities, which serve as the primary sources of readily available funds. Additional liquidity can be generated through deposit promotions, sales of AFS debt securities, principal repayments on loans and MBS, and proceeds from loans HFS.

Management actively monitors liquidity needs and available funding sources to ensure the Bank can meet customer obligations, support loan growth, and respond to changes in market conditions in a timely manner.

Table 26 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	June 30, 2026	December 31, 2025

Cash and cash equivalents	$354,091	$219,972
Unencumbered debt securities	760,820	717,936
Total liquid assets	1,114,911	937,908

Available borrowing capacity with the FHLB	883,746	646,148
Available borrowing capacity with the FRB	9,729	9,606
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	993,475	755,754

Total liquid assets and available borrowing capacity	$2,108,386	$1,693,662

Republic had a period-end loan-to-deposit ratio (excluding brokered deposits) of 99% as of June 30, 2026 and 107% as of December 31, 2025. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of June 30, 2026, the Bank had approximately $1.3 billion in deposits from 218 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.6 billion, or 46%, of total deposits as of June 30, 2026. The 20 largest non-sweep deposit relationships represented approximately $465 million, or 8%, of the Company’s total deposit balances as of June 30, 2026. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Banking deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of June 30, 2026, and December 31, 2025, these pledged investment securities had a fair value of $110 million and $131 million.

Capital

Total stockholders’ equity increased from $1.10 billion as of December 31, 2025, to $1.14 billion as of June 30, 2026. The increase in stockholders’ equity was attributable to net income earned during the first six months of 2026 reduced primarily by cash dividends declared.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of July1, 2026, RB&T could, without prior approval, declare dividends of approximately $189 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board.

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

Table 27 — Capital Ratios

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,202,472	18.87%	$1,144,661	17.79%
Republic Bank & Trust Company	1,133,096	17.80	1,079,675	16.80

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,122,691	17.62%	$1,064,167	16.54%
Republic Bank & Trust Company	1,053,392	16.55	999,248	15.55

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,122,691	17.62%	$1,064,167	16.54%
Republic Bank & Trust Company	1,053,392	16.55	999,248	15.55

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,122,691	16.13%	$1,064,167	15.11%
Republic Bank & Trust Company	1,053,392	14.82	999,248	14.17

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

As of June 30, 2026, a dynamic simulation model was run for interest rate changes from “Down 300” bps to “Up 300” bps. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning July 1, 2026, and ending June 30, 2027, based on instantaneous movements in interest rates from Down 300 to Up 300 bps equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Banking loan fees.

Table 28 — Bank Interest Rate Sensitivity

	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of June 30, 2026	(3.2)%	(4.3)%	(2.5)%	4.2%	8.5%	12.5%
% Change from base net interest income as of December 31, 2025	(1.7)%	(3.7)%	(2.2)%	2.6%	5.3%	7.6%

The results of the interest rate sensitivity analysis performed as of June 30, 2026 and December 31, 2025 were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

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

In comparing the Company’s interest rate sensitivity projections as of December 31, 2025 and June 30, 2026, there were notable changes across all illustrated scenarios. Overall, management projects that the Company’s interest rate risk position has become less favorable in declining-rate environments and more favorable in rising-rate environments.

The improved net interest income performance in the illustrated up-rate scenarios was driven primarily by elevated cash balances at June 30, 2026, the yields on which would reprice immediately in a rising-rate environment. In mid-June 2026, RPS onboarded a new prepaid card marketer-servicer program that maintained approximately $178 million of deposits outstanding as of June 30, 2026. Because interest-bearing deposit costs under this program are tied to a contractual rate formula, the relationship is generally expected to enhance net interest income in rising-rate environments and reduce net interest income in declining-rate environments.

These same factors that drove the improvement in the Company’s interest rate sensitivity analysis from December 31, 2025 to June 30, 2026, also drove the deterioration in its interest rate sensitivity analysis for the same periods.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “Results of Operations (Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025) and “Results of Operations (Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025).

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the second quarter of 2026 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended June 30, 2026	Shares Purchased	Paid Per Share	or Programs	or Programs

April 1 - April 30	—	$—	—	433,395
May 1 - May 31	—	—	—	433,395
June 1 - June 30	—	—	—	433,395
Total	—	$—	—	433,395

The Company did not repurchase any of its shares under publicly announced programs during the second quarter of 2026. In addition, in connection with employee stock awards, there were 8,497 shares withheld upon exercise of stock options and vesting of equity awards to satisfy the withholding taxes and, for stock options, the exercise price.

On January 24, 2024, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board terminates the program. As of June 30, 2026 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During the second quarter of 2026, there were approximately 11,000 shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: August 7, 2026	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: August 7, 2026	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer