Form 10-Q
period 2026-09-30
REPUBLIC BANCORP INC /KY/
filed 2026-11-05
CIK 921557

1 min

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

The number of shares outstanding of the registrant’s Class A Common Stock and Class B Common Stock, as of October 30, 2026, was 17,485,133 and 2,136,742.

GLOSSARY OF TERMS

The terms identified in alphabetical order below are used throughout this Form 10-Q. You may find it helpful to refer to this page as you read this report.

Term	Definition

2025 Tax Season	December 2024 through February 2025
2026 Tax Season	December 2025 through February 2026
ACH	Automated Clearing House
ACLC	Allowance for Credit Losses on Off-Balance Sheet Credit Exposures
ACLL	Allowance for Credit Losses on Loans
ACLS	Allowance for Credit Losses on Securities
AFS	Available-for-Sale
AI	Artificial Intelligence
AOCI	Accumulated Other Comprehensive Income
ARM	Adjustable Rate Mortgage
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
ATM/ITM	Automated Teller Machine / Interactive Teller Machine
Basic EPS	Basic earnings per Class A Common Share
Board	Board of Directors
BOLI	Bank Owned Life Insurance
C&LD	Construction & Land Development
C&I	Commercial & Industrial
CCAD	Commercial Credit Administration Department
CDI	Core Deposit Intangible
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
Core Bank	The Traditional Banking and Warehouse Lending reportable segments of the Company
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DDA	Demand Deposit Account
Diluted EPS	Diluted earnings per Class A Common Share
DTA	Deferred Tax Asset
EPS	Earnings Per Share
ERA	Early Season Refund Advance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
FFTR	Federal Funds Target Rate
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles in the United States
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held-to-Maturity
LOC	Line of Credit
LOC I	RCS product introduced in 2014 for which the Bank participates out 90% interest and holds a 10% interest
LOC II	RCS product introduced in 2021 for which the Bank participates out 95% interest and holds a 5% interest
LTV	Loan-to-value
MBS	Mortgage Backed Security
MSR	Mortgage Servicing Right
NA	Not Applicable
NIM	Net Interest Margin
NM	Not Meaningful
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
POS	Point-of-Sale
PCD	Purchased Credit Deteriorated
Prime	The Wall Street Journal Prime Interest Rate
Provision	Provision for Expected Credit Loss Expense
RA	Refund Advance
RBF	Republic Bank Finance
RB&T / the Bank	Republic Bank & Trust Company
RCS	Republic Credit Solutions segment
Republic / the Company	Republic Bancorp, Inc.
RPG	Republic Processing Group (operations grouping of the TRS, RCS and RPS segments)
RPS	Republic Payment Solutions segment
RRE	Residential Real Estate
RT	Refund Transfer
SBA	U.S. Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SSUAR	Securities Sold Under Agreements to Repurchase
Tax Provider	Third-party tax preparers located throughout the U.S., as well as tax-preparation software providers that offer Republic Bank ERAs, RAs, and RTs
TBA	To Be Announced
TRS	Tax Refund Solutions segment
TRUP	Trust Preferred Security Investment
Warehouse	Warehouse Lending segment

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except share data)

	September 30,	December 31,
	2026	2025
ASSETS

Cash and cash equivalents	$399,342	$219,972
Available-for-sale debt securities, at fair value (amortized cost of $910,928 in 2026 and $887,884 in 2025)	879,887	884,693
Held-to-maturity debt securities (fair value of $4,345 in 2026 and $4,929 in 2025)	4,389	4,944
Equity securities with a readily determinable fair value	775	945
Mortgage loans held for sale, at fair value	9,584	7,516
Consumer loans held for sale, at fair value	12,979	10,968
Consumer loans held for sale, at the lower of cost or fair value	46,071	17,027
Other loans held for sale, at the lower of cost or fair value	—	81,839
Loans	5,386,149	5,446,329
Allowance for credit losses	(93,093)	(85,352)
Loans, net	5,293,056	5,360,977
Federal Home Loan Bank stock, at cost	17,508	32,114
Premises and equipment, net	40,885	35,986
Right-of-use assets	27,497	31,330
Goodwill	40,516	40,516
Other real estate owned	1,072	1,277
Bank owned life insurance	113,179	110,721
Other assets and accrued interest receivable	195,045	201,236

TOTAL ASSETS	$7,081,785	$7,042,061

LIABILITIES

Deposits:
Noninterest-bearing	$1,246,317	$1,173,461
Interest-bearing	4,343,924	4,029,686
Total deposits	5,590,241	5,203,147

Securities sold under agreements to repurchase and other short-term borrowings	69,673	88,504
Operating lease liabilities	28,518	32,370
Federal Home Loan Bank advances	127,000	506,000
Other liabilities and accrued interest payable	102,488	109,747

Total liabilities	5,917,920	5,939,768

Commitments and contingent liabilities (Footnote 8)	—	—

STOCKHOLDERS’ EQUITY

Preferred stock, no par value	—	—
Class A Common Stock, no par value, 30,000,000 shares authorized, 17,485,133 shares (2026) and 17,393,095 shares (2025) issued and outstanding; Class B Common Stock, no par value, 5,000,000 shares authorized, 2,136,742 shares (2026) and 2,148,269 shares (2025) issued and outstanding	4,607	4,601
Additional paid in capital	161,132	156,695
Retained earnings	1,020,386	945,399
Accumulated other comprehensive loss	(22,260)	(4,402)

Total stockholders’ equity	1,163,865	1,102,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,081,785	$7,042,061

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME:

Loans, including fees	$95,359	$89,675	$287,263	$297,472
Taxable investment securities	9,233	7,698	27,195	18,033
Federal Home Loan Bank stock and other	3,099	5,866	9,551	19,775
Total interest income	107,691	103,239	324,009	335,280

INTEREST EXPENSE:

Deposits	20,608	22,094	58,562	65,322
Securities sold under agreements to repurchase and other short-term borrowings	81	116	259	393
Federal Home Loan Bank advances	1,330	4,059	7,362	13,705
Total interest expense	22,019	26,269	66,183	79,420

NET INTEREST INCOME	85,672	76,970	257,826	255,860

Provision for expected credit loss expense on loans	10,514	2,023	25,451	21,518

NET INTEREST INCOME AFTER PROVISION	75,158	74,947	232,375	234,342

NONINTEREST INCOME:

Service charges on deposit accounts	4,585	3,646	12,536	10,611
Net refund transfer fees	1,403	1,117	14,136	17,577
Mortgage banking income	1,222	2,064	4,846	5,781
Interchange fee income	3,506	3,030	10,002	9,307
Program fees	5,913	4,888	15,520	13,161
Increase in cash surrender value of bank owned life insurance	964	1,035	2,837	2,649
Net losses on other real estate owned	(52)	(52)	(143)	(158)
Gain on sale of Republic Bank Finance loans and leases	—	—	5,845	—
Gain on sale of Visa Class B-1 shares	—	—	—	4,090
Other	721	840	2,211	4,348
Total noninterest income	18,262	16,568	67,790	67,366

NONINTEREST EXPENSE:

Salaries and employee benefits	31,220	31,027	94,280	92,897
Technology, equipment, and communication	8,658	8,710	25,290	26,037
Occupancy	3,596	3,547	10,704	10,502
Marketing and development	3,227	2,668	8,102	5,298
FDIC insurance expense	762	763	2,314	2,313
Interchange related expense	1,415	1,640	4,221	4,764
Legal and professional fees	800	1,100	2,086	2,884
Core conversion and related contract consulting fees	—	97	—	5,993
FHLB advances early termination penalties	—	—	2,316	—
Other	4,109	4,201	13,284	12,906
Total noninterest expense	53,787	53,753	162,597	163,594

INCOME BEFORE INCOME TAX EXPENSE	39,633	37,762	137,568	138,114
INCOME TAX EXPENSE	8,562	8,018	31,062	29,618
NET INCOME	$31,071	$29,744	$106,506	$108,496

BASIC EARNINGS PER SHARE:
Class A Common Stock	$1.59	$1.53	$5.45	$5.57
Class B Common Stock	1.44	1.39	4.95	5.07

DILUTED EARNINGS PER SHARE:
Class A Common Stock	$1.59	$1.52	$5.44	$5.55
Class B Common Stock	1.44	1.39	4.94	5.05

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$31,071	$29,744	$106,506	$108,496

OTHER COMPREHENSIVE INCOME

Change in fair value of derivatives	1,929	51	3,654	(2,122)
Reclassification amount for net derivative (gains) losses realized in income	122	(47)	379	(138)
Unrealized gain (loss) on AFS debt securities	(20,800)	3,275	(27,850)	11,775
Total other comprehensive income (loss) before income tax	(18,749)	3,279	(23,817)	9,515
Income tax benefit (expense) related to items of other comprehensive income	4,690	(818)	5,959	(2,377)
Total other comprehensive income (loss), net of tax	(14,059)	2,461	(17,858)	7,138

COMPREHENSIVE INCOME	$17,012	$32,205	$88,648	$115,634

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended September 30, 2026

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2026	17,498	2,137	$4,609	$161,411	$998,978	$(8,201)	$1,156,797

Net income	—	—	—	—	31,071	—	31,071
Net change in AOCI	—	—	—	—	—	(14,059)	(14,059)
Dividends declared on Common Stock:
Class A Shares ($0.495 per share)	—	—	—	—	(8,612)	—	(8,612)
Class B Shares ($0.450 per share)	—	—	—	—	(962)	—	(962)
Stock options exercised, net of shares withheld	—	—	(3)	(1,197)	—	—	(1,200)
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(3)	—	—	(3)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	111	—	—	111
Designated key employees	—	—	—	72	—	—	72
Employee stock purchase plan - Class A Common Stock	2	—	1	171	—	—	172
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	39	—	—	39
Restricted stock, net of shares tendered back	(15)	—	—	465	(89)	—	376
Stock options	—	—	—	63	—	—	63

Balance, September 30, 2026	17,485	2,137	$4,607	$161,132	$1,020,386	$(22,260)	$1,163,865

	Three Months Ended September 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, July 1, 2025	17,378	2,149	$4,597	$153,733	$911,337	$(9,561)	$1,060,106

Net income	—	—	—	—	29,744	—	29,744
Net change in AOCI	—	—	—	—	—	2,461	2,461
Dividends declared on Common Stock:
Class A Shares ($0.451 per share)	—	—	—	—	(7,802)	—	(7,802)
Class B Shares ($0.410 per share)	—	—	—	—	(881)	—	(881)
Stock options exercised, net of shares withheld	7	—	2	366	(325)	—	43
Conversion of Class B to Class A Common Shares	—	—	—	—	—	—	—
Repurchase of Class A Common Stock	—	—	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	(17)	—	—	(17)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	135	—	—	135
Designated key employees	—	—	—	147	—	—	147
Employee stock purchase plan - Class A Common Stock	2	—	1	162	—	—	163
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	36	—	—	36
Restricted stock, net of shares tendered back	—	—	—	264	(31)	—	233
Stock options	—	—	—	152	—	—	152

Balance, September 30, 2025	17,387	2,149	$4,600	$154,978	$932,042	$(7,100)	$1,084,520

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2026

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2026	17,393	2,148	$4,601	$156,695	$945,399	$(4,402)	$1,102,293

Net income	—	—	—	—	106,506	—	106,506
Net change in AOCI	—	—	—	—	—	(17,858)	(17,858)
Dividends declared on Common Stock:
Class A Shares ($1.485 per share)	—	—	—	—	(25,824)	—	(25,824)
Class B Shares ($1.350 per share)	—	—	—	—	(2,891)	—	(2,891)
Stock options exercised, net of shares withheld	29	—	3	960	(2,678)	—	(1,715)
Conversion of Class B to Class A Common Shares	11	(11)	—	—	—	—	—
Net change in notes receivable on Class A Common Stock	—	—	—	21	—	—	21
Deferred compensation - Class A Common Stock:
Directors	—	—	—	393	—	—	393
Designated key employees	27	—	—	582	—	—	582
Employee stock purchase plan - Class A Common Stock	6	—	1	522	—	—	523
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	(1)	—	—	(1)
Restricted stock, net of shares tendered back	19	—	2	1,632	(126)	—	1,508
Stock options	—	—	—	328	—	—	328

Balance, September 30, 2026	17,485	2,137	$4,607	$161,132	$1,020,386	$(22,260)	$1,163,865

	Nine Months Ended September 30, 2025

	Common Stock					Accumulated
	Class A	Class B		Additional		Other	Total
	Shares	Shares		Paid In	Retained	Comprehensive	Stockholders’
(in thousands, except per share data)	Outstanding	Outstanding	Amount	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2025	17,298	2,150	$4,587	$148,053	$853,627	$(14,238)	$992,029

Net income	—	—	—	—	108,496	—	108,496
Net change in AOCI	—	—	—	—	—	7,138	7,138
Dividends declared on Common Stock:
Class A Shares ($1.353 per share)	—	—	—	—	(23,404)	—	(23,404)
Class B Shares ($1.230 per share)	—	—	—	—	(2,644)	—	(2,644)
Stock options exercised, net of shares withheld	53	—	12	3,974	(3,578)	—	408
Conversion of Class B to Class A Common Shares	1	(1)	—	—	—	—	—
Repurchase of Class A Common Stock	(1)	—	—	(8)	(64)	—	(72)
Net change in notes receivable on Class A Common Stock	—	—	—	(65)	—	—	(65)
Deferred compensation - Class A Common Stock:
Directors	—	—	—	437	—	—	437
Designated key employees	18	—	(1)	405	(179)	—	225
Employee stock purchase plan - Class A Common Stock	8	—	2	529	—	—	531
Stock-based awards - Class A Common Stock:
Performance stock units, net of shares tendered back	—	—	—	108	—	—	108
Restricted stock, net of shares tendered back	10	—	—	1,078	(212)	—	866
Stock options	—	—	—	467	—	—	467

Balance, September 30, 2025	17,387	2,149	$4,600	$154,978	$932,042	$(7,100)	$1,084,520

See accompanying footnotes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
OPERATING ACTIVITIES:

Net income	$106,506	$108,496
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization on investment securities and low-income housing investments	8,618	6,379
Net accretion and amortization on loans and deposits	(3,683)	(2,999)
Gains (losses) on equity securities with a readily determinable fair value	170	(252)
Depreciation of premises and equipment	5,903	5,069
Amortization of mortgage servicing rights	1,485	1,306
Provision for on-balance sheet exposures	25,451	21,518
Provision for off-balance sheet exposures	120	(10)
Net gain on sale of mortgage loans held for sale	(3,820)	(4,604)
Origination of mortgage loans held for sale	(167,370)	(152,515)
Proceeds from sale of mortgage loans held for sale	169,122	150,093
Net gain on sale of consumer loans held for sale	(13,135)	(11,206)
Origination of consumer loans held for sale	(1,099,586)	(859,496)
Proceeds from sale of consumer loans held for sale	1,081,666	869,581
Net gain on sale of Republic Bank Finance loans and leases	(5,845)	—
Net gain realized on sale of other real estate owned	(15)	—
Writedowns of other real estate owned	158	158
Deferred compensation expense - Class A Common Stock	975	662
Stock-based awards and ESPP expense - Class A Common Stock	1,913	1,521
Amortization of right-of-use assets	4,713	4,590
Repayment of operating lease liabilities	(4,732)	(4,505)
Increase in cash surrender value of BOLI	(2,837)	(2,649)
Gain from death benefits in excess of cash surrender value of BOLI	(185)	—
Gain on sale of Visa Class B-1 shares	—	(4,090)
Net change in other assets and liabilities:
Accrued interest receivable	(191)	(669)
Accrued interest payable	410	(670)
Other assets	15,742	(9,071)
Other liabilities	(5,861)	18,281
Net cash provided by operating activities	115,692	134,918

INVESTING ACTIVITIES:
Purchases of available-for-sale debt securities	(261,646)	(636,155)
Proceeds from calls, maturities and paydowns of equity and available-for-sale debt securities	238,628	388,947
Proceeds from calls, maturities and paydowns of held-to-maturity debt securities	555	5,668
Net change in outstanding warehouse lines of credit	216,505	(59,066)
Net change in other loans, net of allowance	(170,452)	181,560
Net proceeds from sale of consumer loans transferred to held for sale	—	5,305
Net redemptions (purchases) of Federal Home Loan Bank stock	14,606	(1,371)
Proceeds from sale of other real estate owned	465	—
Proceeds from sale of RBF loans and leases transferred to held for sale	87,684	—
Proceeds from sale of Visa Class B-1 shares	—	4,090
Proceeds of principal and earnings from BOLI	564	—
Investments in low-income housing tax partnerships	(16,612)	(19,054)
Net purchases of premises and equipment	(6,782)	(7,380)
Net cash provided by (used in) investing activities	103,515	(137,456)

FINANCING ACTIVITIES:
Net change in deposits	387,094	127,799
Net change in securities sold under agreements to repurchase and other short-term borrowings	(18,831)	(28,796)
Payments of Federal Home Loan Bank advances	(935,000)	(503,000)
Proceeds from Federal Home Loan Bank advances	556,000	483,000
Repurchase of Class A Common Stock	—	(72)
Net proceeds from Class A Common Stock purchased through employee stock purchase plan	445	451
Net proceeds from option exercises and equity awards vested - Class A Common Stock	(1,715)	408
Cash dividends paid	(27,830)	(25,165)
Net cash provided by (used in) financing activities	(39,837)	54,625

NET CHANGE IN CASH AND CASH EQUIVALENTS	179,370	52,087
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	219,972	432,151
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$399,342	$484,238
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$65,773	$80,089
Income taxes	19,162	19,953
SUPPLEMENTAL NONCASH DISCLOSURES:
Mortgage servicing rights capitalized	$1,589	$1,129
Transfers from loans to real estate acquired in settlement of loans	403	212
Loans provided for sale of other real estate owned	—	244
Net transfers from loans held for investment to loans held for sale	—	4,977
New unfunded obligations in low-income-housing investments	—	7,000
Right-of-use assets obtained in exchange for new operating lease liabilities	880	1,212
Premises and equipment obtained through the use of vendor credits	4,020	3,264

See accompanying footnotes to consolidated financial statements.

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 and 2025 AND DECEMBER 31, 2025 (UNAUDITED)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic’s Form 10-K for the year ended December 31, 2025. Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported prior periods’ net income or shareholders’ equity.

The Company’s Executive Chair/CEO serves as the Company’s CODM. Net income before income tax expense is the reportable measure of segment profit or loss that the CODM regularly reviews and utilizes to allocate resources and evaluate performance.

As of September 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations. See additional discussion regarding segment information under the Footnote titled “Segment Information” in this section of the report.

Core Banking Operations

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint with all products and services generally offered under the Company’s traditional RB&T brand. As of September 30, 2026, Republic had 47 full-service banking centers with locations as follows:

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

Critical Accounting Policies and Estimates — To prepare financial statements in conformity with GAAP, management must make estimates and assumptions that require difficult, complex, or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of the Company’s financial condition and results of operations. At September 30, 2026, the accounting policy considered the most critical in preparing the Company’s consolidated financial statements is the determination of the ACLL.

Recently Adopted Accounting Standards

There were no ASUs adopted by the Company during the nine months ended September 30, 2026.

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

2. INVESTMENT SECURITIES

Available-for-Sale Debt Securities

The following tables summarize the amortized cost and fair value of AFS debt securities, along with the related gross unrealized gains and losses recognized in AOCI:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$274,457	$7	$(7,103)	$267,361
Private label mortgage-backed security	—	1,360	—	1,360
Mortgage-backed securities - residential	616,452	256	(25,699)	591,009
Collateralized mortgage obligations	16,053	15	(612)	15,456
Corporate bonds	—	—	—	—
Trust preferred security	3,966	735	—	4,701
Total available-for-sale debt securities	$910,928	$2,373	$(33,414)	$879,887

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

U.S. Treasury securities and U.S. Government agencies	$294,940	$159	$(1,724)	$293,375
Private label mortgage-backed security	—	1,439	—	1,439
Mortgage-backed securities - residential	570,491	4,210	(6,792)	567,909
Collateralized mortgage obligations	17,528	27	(648)	16,907
Corporate bonds	1,001	—	—	1,001
Trust preferred security	3,924	138	—	4,062
Total available-for-sale debt securities	$887,884	$5,973	$(9,164)	$884,693

Held-to-Maturity Debt Securities

The following tables summarize the amortized cost and fair value of HTM debt securities, together with the related gross unrecognized gains and losses:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2026 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$12	$—	$—	$12
Collateralized mortgage obligations	4,377	3	(47)	4,333
Total held-to-maturity debt securities	$4,389	$3	$(47)	$4,345

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Mortgage-backed securities - residential	$13	$—	$—	$13
Collateralized mortgage obligations	4,931	29	(44)	4,916
Total held-to-maturity debt securities	$4,944	$29	$(44)	$4,929

There were no HTM debt securities on nonaccrual or past due 90 days or more as of September 30, 2026, and December 31, 2025.

There were no HTM debt securities considered collateral dependent as of September 30, 2026, and December 31, 2025.

Sales and Calls of Available-for-Sale Debt Securities

During the three and nine months ended September 30, 2026, and 2025, there were no material sales of AFS debt securities and no material gains or losses on sales or calls of AFS debt securities. During the nine months ended September 30, 2026, AFS debt securities with amortized cost of $100 million were called. During the nine months ended September 30, 2025, AFS debt securities with amortized cost of $200 million were called.

Debt Securities by Contractual Maturity

The following table summarizes the amortized cost and fair value of debt securities by contractual maturity. Expected maturities may differ from contractual maturities due to the ability of issuers to call or prepay obligations, with or without call or prepayment penalties. Securities without a single contractual maturity date are presented separately.

	Available-for-Sale		Held-to-Maturity
	Debt Securities		Debt Securities
	Amortized	Fair	Amortized	Fair
September 30, 2026 (in thousands)	Cost	Value	Cost	Value

Due in one year or less	$74,999	$74,597	$—	$—
Due from one year to five years	199,458	192,764	—	—
Due from five years to ten years	—	—	—	—
Due beyond ten years	3,966	4,701	—	—
Private label mortgage-backed security	—	1,360	—	—
Mortgage-backed securities - residential	616,452	591,009	12	12
Collateralized mortgage obligations	16,053	15,456	4,377	4,333
Total debt securities	$910,928	$879,887	$4,389	$4,345

Unrealized Loss Analysis on Debt Securities

The following tables summarize AFS debt securities in unrealized loss positions for which no ACLS was recorded, by investment category and duration of the continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
September 30, 2026 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$192,765	$(6,694)	$59,591	$(409)	$252,356	$(7,103)
Mortgage-backed securities - residential	490,925	(16,025)	91,695	(9,674)	582,620	(25,699)
Collateralized mortgage obligations	641	(10)	12,910	(602)	13,551	(612)
Total available-for-sale debt securities	$684,331	$(22,729)	$164,196	$(10,685)	$848,527	$(33,414)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2025 (in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$84,947	$(53)	$78,317	$(1,671)	$163,264	$(1,724)
Mortgage-backed securities - residential	84,131	(149)	86,744	(6,643)	170,875	(6,792)
Collateralized mortgage obligations	—	—	14,242	(648)	14,242	(648)
Total available-for-sale debt securities	$169,078	$(202)	$179,303	$(8,962)	$348,381	$(9,164)

As of September 30, 2026, the Bank’s security portfolio consisted of 203 securities, 137 of which were in an unrealized loss position. As of December 31, 2025, the Bank’s security portfolio consisted of 198 securities, 86 of which were in an unrealized loss position.

As of September 30, 2026, and December 31, 2025, there were no holdings of debt securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity.

Accrued interest receivable on AFS debt securities is included in other assets on the Consolidated Balance Sheets and is excluded from the ACLS, when applicable. Accrued interest receivable on AFS debt securities totaled $5 million and $5 million as of September 30, 2026, and December 31, 2025. Accrued interest receivable on HTM debt securities totaled $9,000 as of September 30, 2026, and $12,000 as of December 31, 2025.

Mortgage-Backed Securities and Collateralized Mortgage Obligations

As of September 30, 2026, all MBSs and CMOs held by the Bank, other than the private label MBS, were issued by U.S. government-sponsored entities and agencies, primarily the FHLMC and FNMA.

As of September 30, 2026, and December 31, 2025, there were gross unrealized losses of approximately $26 million and $7 million related to AFS MBS’s and CMO’s. Because these unrealized losses are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, management does not consider these securities to have credit-related impairment that would require an adjustment to the ACLS.

Pledged Debt Securities

Debt securities pledged to secure public deposits, SSUAR, and other obligations, or otherwise held for other purposes permitted by law, were as follows:

	As of
(in thousands)	September 30, 2026	December 31, 2025

Amortized cost	$182,858	$168,530
Fair value	176,654	166,757
Carrying amount	176,654	166,757

Equity Securities

The following tables summarize the amortized cost and fair value of equity securities with readily determinable fair values:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2026 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$775	$—	$775

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025 (in thousands)	Cost	Gains	Losses	Value

Freddie Mac preferred stock	$—	$945	$—	$945

The following table presents the gross realized and unrealized gains and losses recognized in the Company's consolidated statements of income for equity securities with readily determinable fair values:

	Gains (Losses) Recognized on Equity Securities
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$187	$187	$—	$189	$189

	Gains (Losses) Recognized on Equity Securities
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	Realized	Unrealized	Total	Realized	Unrealized	Total

Freddie Mac preferred stock	$—	$(170)	$(170)	$—	$252	$252

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$12,406	$8,312	$10,968	$5,443
Origination of consumer loans held for sale	70,189	40,388	169,971	123,200
Proceeds from the sale of consumer loans held for sale	(71,535)	(42,095)	(172,771)	(123,995)
Net gain on sale of consumer loans held for sale	1,919	1,839	4,811	3,796
Balance, end of period	$12,979	$8,444	$12,979	$8,444

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

During the first quarter of 2025, management entered into an agreement to sell approximately $5 million of consumer credit card loans. Accordingly, the loans were transferred from held for investment to HFS. The sale was completed during the second quarter of 2025. The following table presents activity in consumer loans HFS carried at the lower of cost or fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$29,025	$19,640	$17,027	$18,632
Origination of consumer loans held for sale	358,690	231,330	929,615	736,296
Transferred from held for investment to held for sale	—	—	—	4,977
Proceeds from the sale of consumer loans held for sale	(344,773)	(236,813)	(908,895)	(750,891)
Net gain on sale of consumer loans held for sale	3,129	2,267	8,324	7,410
Balance, end of period	$46,071	$16,424	$46,071	$16,424

Other Loans Held for Sale, at the Lower of Cost or Fair Value

During the fourth quarter of 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations during December 2025. The following table presents activity in other loans HFS carried at the lower of cost or fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$—	$—	$81,839	$—
Transferred from held for investment to held for sale	—	—	—	—
Proceeds from the sale of loans held for sale	—	—	(87,684)	—
Net gain on sale of loans held for sale	—	—	5,845	—
Balance, end of period	$—	$—	$—	$—

4.LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The following table presents the composition of the Company's loan portfolio by portfolio segment and class:

(in thousands)	September 30, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$1,048,995	$1,040,080
Nonowner-occupied	275,690	283,246
Commercial real estate:
Owner-occupied	713,901	666,948
Nonowner-occupied	832,094	799,420
Multi-family	347,108	331,370
Construction & land development	258,116	238,455
Commercial & industrial	542,480	528,873
Lease financing receivables	21,259	20,523
Aircraft*	199,248	203,120
Home equity	436,148	413,638
Consumer:
Credit cards	11,860	10,711
Overdrafts	876	971
Automobile loans	815	738
Other consumer	5,362	8,204
Total Traditional Banking	4,693,952	4,546,297
Warehouse lines of credit*	537,585	754,090
Total Core Banking	5,231,537	5,300,387

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	12,924
Other TRS commercial & industrial	309	19,473
Republic Payment Solutions	6,445	—
Republic Credit Solutions	147,858	113,545
Total Republic Processing Group	154,612	145,942

Total loans**	5,386,149	5,446,329
Allowance for credit losses	(93,093)	(85,352)

Total loans, net	$5,293,056	$5,360,977

* Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

** Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs. See the following table for expanded detail.

The following table reconciles the contractual balances and carrying amounts of loans:

(in thousands)	September 30, 2026	December 31, 2025

Contractually receivable	$5,395,700	$5,454,833
Unearned income	(3,175)	(3,137)
Unamortized premiums	87	142
Unaccreted discounts	(495)	(1,003)
Other net unamortized deferred origination (fees) and costs	(5,968)	(4,506)
Carrying value of loans	$5,386,149	$5,446,329

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

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$174,806	$105,338	$47,673	$170,425	$146,367	$373,036	$—	$6,157	$1,023,802
Special Mention	—	—	—	268	1,463	544	—	—	2,275
Substandard	—	1,454	1,287	3,367	3,431	13,379	—	—	22,918
Doubtful	—	—	—	—	—	—	—	—	—
Total	$174,806	$106,792	$48,960	$174,060	$151,261	$386,959	$—	$6,157	$1,048,995
YTD Gross Charge-offs	$—	$12	$4	$17	$24	$42	$—	$—	$99

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$38,802	$16,155	$10,265	$38,741	$43,782	$123,843	$—	$3,599	$275,187
Special Mention	105	—	—	—	—	—	—	—	105
Substandard	310	—	—	—	—	88	—	—	398
Doubtful	—	—	—	—	—	—	—	—	—
Total	$39,217	$16,155	$10,265	$38,741	$43,782	$123,931	$—	$3,599	$275,690
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$127,399	$95,733	$31,765	$55,663	$89,755	$196,903	$18,806	$87,465	$703,489
Special Mention	7,033	—	—	—	—	89	—	402	7,524
Substandard	—	251	—	917	—	1,720	—	—	2,888
Doubtful	—	—	—	—	—	—	—	—	—
Total	$134,432	$95,984	$31,765	$56,580	$89,755	$198,712	$18,806	$87,867	$713,901
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$158,827	$69,026	$21,490	$91,082	$119,411	$243,530	$26,199	$86,218	$815,783
Special Mention	—	—	—	—	16,311	—	—	—	16,311
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$158,827	$69,026	$21,490	$91,082	$135,722	$243,530	$26,199	$86,218	$832,094
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$60,845	$7,340	$12,615	$63,795	$59,921	$71,555	$5,691	$59,851	$341,613
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4,266	—	—	1,229	—	—	—	5,495
Doubtful	—	—	—	—	—	—	—	—	—
Total	$60,845	$11,606	$12,615	$63,795	$61,150	$71,555	$5,691	$59,851	$347,108
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$97,171	$126,688	$28,518	$1,902	$548	$2,908	$381	$—	$258,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$97,171	$126,688	$28,518	$1,902	$548	$2,908	$381	$—	$258,116
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$134,280	$114,739	$32,567	$31,290	$28,573	$30,865	$129,012	$21,634	$522,960
Special Mention	—	—	79	—	—	2,710	70	—	2,859
Substandard	14,816	—	261	79	1,161	—	—	344	16,661
Doubtful	—	—	—	—	—	—	—	—	—
Total	$149,096	$114,739	$32,907	$31,369	$29,734	$33,575	$129,082	$21,978	$542,480
YTD Gross Charge-offs	$38	$—	$—	$—	$332	$—	$—	$—	$370

Lease financing receivables:
Risk Rating
Pass or not rated	$5,801	$5,026	$3,821	$5,683	$738	$—	$—	$—	$21,069
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	51	—	—	60	8	71	—	—	190
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,852	$5,026	$3,821	$5,743	$746	$71	$—	$—	$21,259
YTD Gross Charge-offs	$—	$—	$—	$—	$1	$—	$—	$—	$1

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year (Continued)						Amortized	Converted
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$35,229	$26,209	$17,589	$39,219	$29,854	$51,148	$—	$—	$199,248
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$35,229	$26,209	$17,589	$39,219	$29,854	$51,148	$—	$—	$199,248
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$428,941	$—	$428,941
Special Mention	—	—	—	—	—	—	1,974	—	1,974
Substandard	—	—	—	—	—	—	5,233	—	5,233
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$436,148	$—	$436,148
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$47	$—	$47

Consumer:
Risk Rating
Pass or not rated	$880	$1,055	$3,466	$1,401	$28	$394	$11,685	$—	$18,909
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$880	$1,055	$3,466	$1,401	$28	$394	$11,689	$—	$18,913
YTD Gross Charge-offs	$6	$14	$1	$—	$—	$4	$1,024	$—	$1,049

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$537,585	$—	$537,585
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$537,585	$—	$537,585
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$309	$—	$—	$—	$—	$—	$—	$—	$309
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$309	$—	$—	$—	$—	$—	$—	$—	$309
YTD Gross Charge-offs	$5,665	$774	$—	$—	$—	$—	$—	$—	$6,439

RPS:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$6,445	$—	$6,445
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$6,445	$—	$6,445
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

RCS:
Risk Rating
Pass or not rated	$—	$463	$1,708	$2,130	$477	$129	$142,951	$—	$147,858
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$463	$1,708	$2,130	$477	$129	$142,951	$—	$147,858
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$13,750	$—	$13,750

Grand Total:
Risk Rating
Pass or not rated	$834,349	$567,772	$211,477	$501,331	$519,454	$1,094,311	$1,307,696	$264,924	$5,301,314
Special Mention	7,138	—	79	268	17,774	3,343	2,044	402	31,048
Substandard	15,177	5,971	1,548	4,423	5,829	15,258	5,237	344	53,787
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$856,664	$573,743	$213,104	$506,022	$543,057	$1,112,912	$1,314,977	$265,670	$5,386,149
YTD Gross Charge-offs	$5,709	$800	$5	$17	$357	$46	$14,821	$—	$21,755

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Residential real estate owner-occupied:
Risk Rating
Pass or not rated	$153,758	$57,359	$208,250	$162,417	$134,290	$292,708	$—	$9,745	$1,018,527
Special Mention	—	—	—	1,610	—	582	—	—	2,192
Substandard	182	1,063	2,185	3,130	2,729	10,072	—	—	19,361
Doubtful	—	—	—	—	—	—	—	—	—
Total	$153,940	$58,422	$210,435	$167,157	$137,019	$303,362	$—	$9,745	$1,040,080
YTD Gross Charge-offs	$—	$43	$—	$18	$17	$50	$—	$—	$128

Residential real estate nonowner-occupied:
Risk Rating
Pass or not rated	$18,769	$13,367	$46,289	$48,701	$62,996	$89,968	$—	$2,640	$282,730
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	516	—	—	516
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,769	$13,367	$46,289	$48,701	$62,996	$90,484	$—	$2,640	$283,246
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate owner-occupied:
Risk Rating
Pass or not rated	$103,994	$40,027	$64,149	$101,727	$103,722	$162,831	$13,894	$56,250	$646,594
Special Mention	752	1,112	—	—	594	9,191	—	409	12,058
Substandard	5,448	—	942	—	—	1,906	—	—	8,296
Doubtful	—	—	—	—	—	—	—	—	—
Total	$110,194	$41,139	$65,091	$101,727	$104,316	$173,928	$13,894	$56,659	$666,948
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate nonowner-occupied:
Risk Rating
Pass or not rated	$77,928	$22,179	$104,436	$134,803	$101,477	$230,556	$19,700	$90,983	$782,062
Special Mention	676	—	—	16,682	—	—	—	—	17,358
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$78,604	$22,179	$104,436	$151,485	$101,477	$230,556	$19,700	$90,983	$799,420
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate multi-family:
Risk Rating
Pass or not rated	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,117	$12,841	$49,881	$66,953	$45,347	$56,668	$4,910	$83,653	$331,370
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & land development:
Risk Rating
Pass or not rated	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,673	$47,328	$86,555	$593	$522	$3,303	$481	$—	$238,455
YTD Gross Charge-offs	—	—	—	—	—	—	—	—	—

Commercial & industrial:
Risk Rating
Pass or not rated	$139,641	$62,991	$44,005	$41,331	$17,176	$33,515	$153,706	$15,935	$508,300
Special Mention	—	569	—	—	1,556	—	64	—	2,189
Substandard	88	334	73	1,618	—	11,516	4,411	344	18,384
Doubtful	—	—	—	—	—	—	—	—	—
Total	$139,729	$63,894	$44,078	$42,949	$18,732	$45,031	$158,181	$16,279	$528,873
YTD Gross Charge-offs	—	$13	$216	$18	$—	$15	$—	$—	262

Lease financing receivables:
Risk Rating
Pass or not rated	$5,931	$4,909	$7,469	$1,433	$190	$83	$—	$—	$20,015
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	7	69	87	274	71	—	—	—	508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,938	$4,978	$7,556	$1,707	$261	$83	$—	$—	$20,523
YTD Gross Charge-offs	—	$49	$297	$31	$10	$3	$—	$—	390

							Revolving Loans	Revolving Loans
(in thousands)	Term Loans Amortized Cost Basis by Origination Year						Amortized	Converted
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	to Term	Total

Aircraft:
Risk Rating
Pass or not rated	$31,154	$26,092	$47,389	$35,121	$29,828	$33,239	$—	$—	$202,823
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	297	—	—	—	297
Doubtful	—	—	—	—	—	—	—	—	—
Total	$31,154	$26,092	$47,389	$35,121	$30,125	$33,239	$—	$—	$203,120
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$408,021	$—	$408,021
Special Mention	—	—	—	—	—	—	1,957	—	1,957
Substandard	—	—	—	—	—	—	3,660	—	3,660
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$413,638	$—	$413,638
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$56	$—	$56

Consumer:
Risk Rating
Pass or not rated	$1,799	$3,984	$1,840	$58	$25	$566	$12,267	$—	$20,539
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1	84	—	85
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,799	$3,984	$1,840	$58	$25	$567	$12,351	$—	$20,624
YTD Gross Charge-offs	$31	$2	$3	$—	$1	$6	$1,154	$—	$1,197

Warehouse:
Risk Rating
Pass or not rated	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$754,090	$—	$754,090
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

TRS:
Risk Rating
Pass or not rated	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$32,397	$—	$—	$—	$—	$—	$—	$—	$32,397
YTD Gross Charge-offs	$15,501	$9,557	$—	$—	$—	$—	$—	$—	$25,058

RCS:
Risk Rating
Pass or not rated	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$862	$3,448	$4,490	$674	$42	$310	$103,719	$—	$113,545
YTD Gross Charge-offs	$—	$—	$—	$—	$—	$—	$19,131	$—	$19,131

Grand Total:
Risk Rating
Pass or not rated	$677,023	$294,525	$664,753	$593,811	$495,615	$903,747	$1,470,788	$259,206	$5,359,468
Special Mention	1,428	1,681	—	18,292	2,150	9,773	2,021	409	35,754
Substandard	5,725	1,466	3,287	5,022	3,097	24,011	8,155	344	51,107
Doubtful	—	—	—	—	—	—	—	—	—
Grand Total	$684,176	$297,672	$668,040	$617,125	$500,862	$937,531	$1,480,964	$259,959	$5,446,329
YTD Gross Charge-offs	$15,532	$9,664	$516	$67	$28	$74	$20,341	$—	$46,222

Allowance for Credit Losses on Loans

The following table presents a rollforward of the ACLL portfolio by portfolio segment and class:

	ACLL Roll-forward
	Three Months Ended September 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,805	$19	$(34)	$13	$10,803	$10,626	$274	$(51)	$5	$10,854
Nonowner-occupied	3,421	(67)	—	—	3,354	3,883	(177)	—	—	3,706
Commercial real estate:
Owner-occupied	7,857	113	—	—	7,970	7,143	(32)	—	—	7,111
Nonowner-occupied	11,985	189	—	—	12,174	11,952	(330)	—	—	11,622
Multi-Family	3,196	(258)	—	—	2,938	2,751	14	—	—	2,765
Total commercial real estate	23,038	44	—	—	23,082	21,846	(348)	—	—	21,498
Construction & land development	7,241	1,415	—	—	8,656	8,725	(475)	—	—	8,250
Commercial & industrial	7,486	343	(370)	39	7,498	2,455	30	—	—	2,485
Lease financing receivables	459	(68)	—	18	409	983	47	—	—	1,030
Aircraft	507	(9)	—	—	498	530	(23)	—	—	507
Home equity	8,964	199	(25)	—	9,138	8,106	208	(3)	1	8,312
Consumer:		—	—
Credit cards	946	5	—	23	974	990	(1)	(37)	14	966
Overdrafts	794	309	(291)	63	875	656	157	(229)	51	635
Automobile loans	—	(2)	—	2	—	2	1	(3)	1	1
Other consumer	145	—	(5)	3	143	253	(18)	(9)	9	235
Total Traditional Banking	63,806	2,188	(725)	161	65,430	59,055	(325)	(332)	81	58,479
Warehouse lines of credit	1,533	(192)	—	—	1,341	1,676	(154)	—	—	1,522
Total Core Banking	65,339	1,996	(725)	161	66,771	60,731	(479)	(332)	81	60,001

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	(547)	—	547	—	—	(1,454)	—	1,454	—
Other TRS commercial & industrial	1	(3)	—	3	1	—	(13)	—	14	1
Republic Payment Solutions	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	22,427	9,068	(5,570)	396	26,321	21,029	3,969	(5,504)	369	19,863
Total Republic Processing Group	22,428	8,518	(5,570)	946	26,322	21,029	2,502	(5,504)	1,837	19,864

Total	$87,767	$10,514	$(6,295)	$1,107	$93,093	$81,760	$2,023	$(5,836)	$1,918	$79,865

	ACLL Roll-forward
	Nine Months Ended September 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	$10,844	$(22)	$(99)	$80	$10,803	$10,849	$17	$(80)	$68	$10,854
Nonowner-occupied	3,542	(188)	—	—	3,354	4,140	(434)	—	—	3,706
Commercial real estate:
Owner-occupied	7,207	759	—	4	7,970	7,319	(208)	—	—	7,111
Nonowner-occupied	11,690	484	—	—	12,174	12,523	(904)	—	3	11,622
Multi-Family	2,860	78	—	—	2,938	2,714	51	—	—	2,765
Total commercial real estate	21,757	1,321	—	4	23,082	22,556	(1,061)	—	3	21,498
Construction & land development	8,117	539	—	—	8,656	8,227	23	—	—	8,250
Commercial & industrial	7,403	396	(370)	69	7,498	2,527	(24)	(18)	—	2,485
Lease financing receivables	718	(369)	(1)	61	409	1,117	29	(138)	22	1,030
Aircraft	507	(9)	—	—	498	565	(58)	—	—	507
Home equity	8,629	490	(47)	66	9,138	7,378	909	(3)	28	8,312
Consumer:
Credit cards	957	(1)	(6)	24	974	1,379	(348)	(129)	64	966
Overdrafts	971	653	(1,018)	269	875	724	426	(669)	154	635
Automobile loans	—	(6)	—	6	—	11	(10)	(3)	3	1
Other consumer	217	(54)	(25)	5	143	283	(46)	(33)	31	235
Total Traditional Banking	63,662	2,750	(1,566)	584	65,430	59,756	(577)	(1,073)	373	58,479
Warehouse lines of credit	1,882	(541)	—	—	1,341	1,374	148	—	—	1,522
Total Core Banking	65,544	2,209	(1,566)	584	66,771	61,130	(429)	(1,073)	373	60,001

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	296	3,715	(6,367)	2,356	—	9,793	9,947	(24,893)	5,153	—
Other TRS commercial & industrial	37	31	(72)	5	1	68	81	(165)	17	1
Republic Payment Solutions	—	—	—	—	—	—	—	—	—	—
Republic Credit Solutions	19,475	19,496	(13,750)	1,100	26,321	20,987	11,919	(14,142)	1,099	19,863
Total Republic Processing Group	19,808	23,242	(20,189)	3,461	26,322	30,848	21,947	(39,200)	6,269	19,864

Total	$85,352	$25,451	$(21,755)	$4,045	$93,093	$91,978	$21,518	$(40,273)	$6,642	$79,865

The cumulative loss rates used in estimating the Company’s ACLL as of September 30, 2026 were primarily derived from static pool analyses for each loan pool based on the Company’s loss experience from 2013 through 2026, supplemented by qualitative factor adjustments reflecting current conditions and reasonable and supportable forecasts. The ACLL model incorporates a one-year forecast period for unemployment and CRE vacancy rates.

The ACLL also includes estimated losses for loans evaluated individually, including collateral dependent loans and loans that do not share similar risk characteristics with pooled loans, such as certain loan modifications.

Nonperforming Loans and Nonperforming Assets

The following table presents information regarding nonperforming loans, nonperforming assets, and select credit quality ratios:

(dollars in thousands)	September 30, 2026	December 31, 2025

Loans on nonaccrual status*	$33,010	$23,806
Loans past due 90-days-or-more and still on accrual**	145	161
Total nonperforming loans	33,155	23,967
Other real estate owned	1,072	1,277
Total nonperforming assets	$34,227	$25,244

Credit Quality Ratios - Total Company:

Nonperforming loans to total loans	0.62%	0.44%
Nonperforming assets to total loans (including OREO)	0.64	0.46
Nonperforming assets to total assets	0.48	0.36

Credit Quality Ratios - Core Bank:

Nonperforming loans to total loans	0.63%	0.45%
Nonperforming assets to total loans (including OREO)	0.65	0.47
Nonperforming assets to total assets	0.53	0.38
*	Loans on nonaccrual status include collateral-dependent loans.
**	Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following table presents nonaccrual loans and loans past due 90-days-or-more and still accruing by portfolio segment and class:

			Past Due 90-Days-or-More
	Nonaccrual		and Still Accruing Interest*
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Traditional Banking:
Residential real estate:
Owner-occupied	$22,623	$18,894	$—	$—
Nonowner-occupied	88	119	—	—
Commercial real estate:
Owner-occupied	278	377	—	—
Nonowner-occupied	—	—	—	—
Multi-family	4,267	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	351	344	—	—
Lease financing receivables	139	49	—	—
Aircraft	—	—	—	—
Home equity	5,260	3,727	—	—
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	4	296	—	—
Total Traditional Banking	33,010	23,806	—	—
Warehouse lines of credit	—	—	—	—
Total Core Banking	33,010	23,806	—	—

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Payment Solutions	—	—	—	—
Republic Credit Solutions	—	—	145	161
Total Republic Processing Group	—	—	145	161

Total	$33,010	$23,806	$145	$161

* Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

The following tables present nonaccrual loans details by portfolio class:

				Three Months Ended	Nine Months Ended
	As of September 30, 2026			September 30, 2026	September 30, 2026
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$348	$22,275	$22,623	$330	$857
Nonowner-occupied	—	88	88	15	35
Commercial real estate:
Owner-occupied	—	278	278	18	58
Nonowner-occupied	—	—	—	—	—
Multi-family	—	4,267	4,267	244	345
Construction & land development	—	—	—	—	—
Commercial & industrial	344	7	351	—	1
Lease financing receivables	—	139	139	—	—
Aircraft	—	—	—	—	—
Home equity	—	5,260	5,260	161	344
Consumer	—	4	4	1	4
Total	$692	$32,318	$33,010	$769	$1,644

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

				Three Months Ended	Nine Months Ended
	As of December 31, 2025			September 30, 2025	September 30, 2025
	Nonaccrual	Nonaccrual	Total	Interest Income	Interest Income
	Loans with	Loans without	Nonaccrual	Recognized	Recognized
(in thousands)	ACLL	ACLL	Loans	on Nonaccrual Loans*	on Nonaccrual Loans*

Residential real estate:
Owner-occupied	$—	$18,894	$18,894	$364	$1,039
Nonowner-occupied	—	119	119	3	23
Commercial real estate:
Owner-occupied	377	—	377	47	119
Nonowner-occupied	—	—	—	4	12
Multi-family	—	—	—	—	4
Construction & land development	—	—	—	—	—
Commercial & industrial	344	—	344	1	22
Lease financing receivables	—	49	49	—	—
Aircraft	—	—	—	—	—
Home equity	—	3,727	3,727	107	286
Consumer	—	296	296	9	67
Total	$721	$23,085	$23,806	$535	$1,572

* Includes interest income for loans on nonaccrual as of the beginning of the period that were paid off during the period.

Nonaccrual loans and loans past due 90-days-or-more and still accruing interest include smaller-balance, primarily retail, homogeneous loan portfolios. Nonaccrual loans are generally restored to accrual status when all contractually due principal and interest have been brought current, remain current for six consecutive months, and collection of future contractual payments is reasonably assured. Modified loans classified as nonaccrual are evaluated individually for restoration to accrual status based on performance under the modified terms and other relevant credit factors.

Delinquent Loans

The following tables present the aging of the recorded investment in loans by portfolio segment and class:

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
September 30, 2026 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,813	$1,617	$2,928	$9,358	$1,039,637	$1,048,995
Nonowner-occupied	24	3	15	42	275,648	275,690
Commercial real estate:
Owner-occupied	—	—	—	—	713,901	713,901
Nonowner-occupied	—	—	—	—	832,094	832,094
Multi-family	—	—	—	—	347,108	347,108
Construction & land development	—	—	—	—	258,116	258,116
Commercial & industrial	102	24	344	470	542,010	542,480
Lease financing receivables	—	—	131	131	21,128	21,259
Aircraft	—	—	—	—	199,248	199,248
Home equity	1,783	729	1,609	4,121	432,027	436,148
Consumer:
Credit cards	—	—	—	—	11,860	11,860
Overdrafts	56	10	37	103	773	876
Automobile loans	—	—	—	—	815	815
Other consumer	5	1	4	10	5,352	5,362
Total Traditional Banking	6,783	2,384	5,068	14,235	4,679,717	4,693,952
Warehouse lines of credit	—	—	—	—	537,585	537,585
Total Core Banking	6,783	2,384	5,068	14,235	5,217,302	5,231,537

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	309	309
Republic Payment Solutions	—	—	—	—	6,445	6,445
Republic Credit Solutions	9,248	2,201	145	11,594	136,264	147,858
Total Republic Processing Group	9,248	2,201	145	11,594	143,018	154,612

Total	$16,031	$4,585	$5,213	$25,829	$5,360,320	$5,386,149
Delinquency ratio***	0.30%	0.08%	0.10%	0.48%

*       All loans past due 90-days-or-more, excluding small balance consumer loans, were on nonaccrual status.

**     Delinquent status may be determined by either the number of days past due or number of payments past due.

***   Represents total loans 30-days-or-more past due by aging category divided by total loans.

	30 - 59	60 - 89	90 or More
	Days	Days	Days	Total	Total
December 31, 2025 (dollars in thousands)	Delinquent	Delinquent	Delinquent*	Delinquent**	Current	Total

Traditional Banking:
Residential real estate:
Owner-occupied	$4,770	$2,140	$2,118	$9,028	$1,031,052	$1,040,080
Nonowner-occupied	—	—	—	—	283,246	283,246
Commercial real estate:
Owner-occupied	—	—	—	—	666,948	666,948
Nonowner-occupied	—	—	—	—	799,420	799,420
Multi-family	—	—	—	—	331,370	331,370
Construction & land development	—	—	—	—	238,455	238,455
Commercial & industrial	11	—	344	355	528,518	528,873
Lease financing receivables	4	—	49	53	20,470	20,523
Aircraft	—	—	—	—	203,120	203,120
Home equity	3,082	327	937	4,346	409,292	413,638
Consumer:
Credit cards	—	—	—	—	10,711	10,711
Overdrafts	67	52	4	123	848	971
Automobile loans	—	—	—	—	738	738
Other consumer	17	3	—	20	8,184	8,204
Total Traditional Banking	7,951	2,522	3,452	13,925	4,532,372	4,546,297
Warehouse lines of credit	—	—	—	—	754,090	754,090
Total Core Banking	7,951	2,522	3,452	13,925	5,286,462	5,300,387

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	12,924	12,924
Other TRS commercial & industrial	—	—	—	—	19,473	19,473
Republic Payment Solutions	—	—	—	—	—	—
Republic Credit Solutions	6,947	1,830	161	8,938	104,607	113,545
Total Republic Processing Group	6,947	1,830	161	8,938	137,004	145,942

Total	$14,898	$4,352	$3,613	$22,863	$5,423,466	$5,446,329
Delinquency ratio***	0.27%	0.08%	0.07%	0.42%

*       All loans past due 90-days-or-more, excluding smaller balance consumer loans, were on nonaccrual status.

**    Delinquent status may be determined by either the number of days past due or number of payments past due.

***  Represents total loans 30-days-or-more past due by aging category divided by total loans.

Collateral-Dependent Loans

The following table presents the amortized cost basis of collateral-dependent loans by Traditional Banking portfolio class:

	September 30, 2026		December 31, 2025
	Secured	Secured	Secured	Secured
	by Real	by Personal	by Real	by Personal
(in thousands)	Estate	Property	Estate	Property

Traditional Banking:
Residential real estate:
Owner-occupied	$22,918	$—	$19,343	$—
Nonowner-occupied	398	—	535	—
Commercial real estate:
Owner-occupied	2,888	—	8,296	—
Nonowner-occupied	—	—	—	—
Multi-family	5,495	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	—	—	—	—
Lease financing receivables	—	190	—	508
Aircraft	—	—	—	297
Home equity	5,233	—	3,659	—
Consumer	—	4	—	1
Total Traditional Banking	$36,932	$194	$31,833	$806

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

As of September 30, 2026, and December 31, 2025, collateral dependent loans totaled $37 million and $33 million.

As of September 30, 2026 outstanding collateral dependent loan modifications to borrowers experiencing financial difficulty totaled $360,000.

Loan Modifications –2026:

During the third quarter of 2026, the Company modified three loans for borrowers experiencing financial difficulty with an aggregate amortized cost basis of $644,000, consisting of a $310,000 RRE owner-occupied loan extended 18 months, a $190,000 RRE owner-occupied loan extended 13 years, and a $144,000 C&I loan extended 12 months.

During the second quarter of 2026, the Company modified two loans for borrowers experiencing financial difficulty with an aggregate amortized cost basis of $420,000, consisting of a $368,000 RRE owner-occupied loan deferred 10 months and a $52,000 C&I loan extended three months.

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

During the nine months ended September 30, 2026 and 2025, there were no payment defaults by borrowers experiencing financial difficulty related to loans that were modified in the prior 12 months.

Foreclosures

The following table presents the carrying amount of foreclosed RRE and CRE held by the Bank as a result of obtaining physical possession of the underlying collateral.

(in thousands)	September 30, 2026	December 31, 2025

Residential real estate	$281	$244
Commercial real estate	791	1,033
Total other real estate owned	$1,072	$1,277

The following table presents the recorded investment in consumer mortgage loans secured by RRE that were in the process of formal foreclosure proceedings in accordance with the requirements of the applicable jurisdictions.

(in thousands)	September 30, 2026	December 31, 2025

Recorded investment in consumer residential real estate mortgage loans in the process of foreclosure	$4,616	$3,148

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

The following table presents information regarding calendar year ERA/RA activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

ERAs/RAs originated	$—	$—	$246,396	$662,556
Net (credit) charge to the Provision for ERAs/RAs	(547)	(1,454)	3,715	9,947
Provision as a percentage of ERAs/RAs originated	NA	NA	1.51%	1.50%
Net ERA/RA charge-offs	$(547)	$(1,454)	$4,011	$19,740
Net ERA/RA charge-offs to total originations	NA	NA	1.63%	2.98%

5.DEPOSITS

The following table presents the composition of the deposit portfolio by portfolio segment:

(in thousands)	September 30, 2026	December 31, 2025

Core Bank:
Demand	$1,198,137	$1,128,255
Money market	1,566,936	1,497,561
Savings	205,817	217,723
Reciprocal money market	212,467	224,731
Individual retirement accounts (1)	35,383	34,349
Time deposits, $250 and over (1)	172,638	156,283
Other certificates of deposit (1)	303,144	290,087
Reciprocal time deposits (1)	61,624	70,729
Wholesale brokered deposits (1)	87,270	87,420
Total Core Bank interest-bearing deposits	3,843,416	3,707,138
Total Core Bank noninterest-bearing deposits	1,183,244	1,102,041
Total Core Bank deposits	5,026,660	4,809,179

Republic Processing Group:
Wholesale brokered deposits (1)	13,392	12,734
Interest-bearing prepaid card deposits	469,689	286,841
Money market	17,427	22,973
Total RPG interest-bearing deposits	500,508	322,548

Noninterest-bearing prepaid card deposits	8,178	5,228
Other noninterest-bearing deposits	54,895	66,192
Total RPG noninterest-bearing deposits	63,073	71,420
Total RPG deposits	563,581	393,968

Total deposits	$5,590,241	$5,203,147
(1)	Represents time deposits.

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

As of September 30, 2026 and December 31, 2025, all SSUAR had overnight maturities.

The following table presents information regarding SSUAR:

(dollars in thousands)	September 30, 2026	December 31, 2025

Outstanding balance at end of period	$69,673	$88,504
Weighted average interest rate at end of period	0.47%	0.39%

Fair value of securities pledged:
U.S. Treasury securities and U.S. Government agencies	$114,139	$130,940
Total securities pledged	$114,139	$130,940

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

Average outstanding balance during the period	$72,168	$73,135	$81,264	$89,755
Weighted average interest rate during the period	0.45%	0.63%	0.43%	0.59%
Maximum outstanding at any month end during the period	$73,983	$74,522	$90,541	$112,826

7.FEDERAL HOME LOAN BANK ADVANCES

The following table presents information related to FHLB advances outstanding:

(in thousands)	September 30, 2026	December 31, 2025

Overnight advances	$—	$130,000
Fixed interest rate advances	127,000	376,000
Total FHLB advances	$127,000	$506,000

Each FHLB advance is payable at maturity. Fixed-rate advances are generally subject to prepayment penalties if repaid prior to their contractual maturity date.

FHLB advances are collateralized by a blanket pledge of eligible real estate loans. As of September 30, 2026, and December 31, 2025, Republic had available borrowing capacity of $974 million and $646 million from the FHLB. In addition to its borrowing capacity with the FHLB, Republic also had unsecured lines of credit totaling $100 million with various financial institutions at September 30, 2026, and December 31, 2025.

The following table presents aggregate contractual principal maturities and the weighted-average cost of FHLB advances outstanding:

		Weighted
		Average
Year (dollars in thousands)	Principal	Rate

2027	$121,000	3.47%
2030	5,000	—
2031	1,000	—
Total	$127,000	3.31%

As disclosed in the “Interest Rate Swaps” footnote, the Bank extended $100 million of FHLB advances during the second quarter of 2024 through a third-party interest rate swap transaction. The swap effectively fixed the annualized cost of the related advances at 4.42% over a five-year term. Including the effects of applicable interest rate swaps, the weighted-average cost of all FHLB advances was 3.80%.

Due to their nature, the Bank considers average balance information more meaningful than period-end balances for its overnight borrowings from the FHLB.

The following table presents information related to overnight FHLB advances outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

Average outstanding balance during the period	$—	$—	$24,396	$49,707
Weighted average interest rate during the period	—%	—%	3.76%	4.47%
Maximum outstanding at any month end during the period	$—	$—	$210,000	$428,000

The following table presents real estate loans pledged as collateral for advances and letters of credit from the FHLB:

(in thousands)	September 30, 2026	December 31, 2025

First-lien, single family residential real estate	$1,126,971	$1,136,838
Home equity lines of credit	372,885	355,875
Multi-family commercial real estate	73,179	92,167
Commercial real estate	198,499	260,789

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

The following table presents the Company’s lending-related commitments, excluding Mortgage Banking loan commitments:

(in thousands)	September 30, 2026	December 31, 2025

Unused warehouse lines of credit	$574,915	$436,909
Unused home equity lines of credit	515,284	487,822
Unused loan commitments - other	1,312,810	1,203,211
Standby letters of credit	14,305	10,385
Total commitments	$2,417,314	$2,138,327

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

The following tables present a roll-forward of the ACLC:

	ACLC Roll-forward
	Three Months Ended September 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Unused Loan Commitments
Warehouse lines of credit	$88	$—	$—	$—	$88	$92	$(9)	$—	$—	$83
Home equity lines of credit	256	—	—	—	256	195	(4)	—	—	191
Construction lines of credit	679	—	—	—	679	703	14	—	—	717
RCS lines of credit	300	—	—	—	300	220	5	—	—	225
Loan commitments - other	247	—	—	—	247	290	(26)	—	—	264

Total	$1,570	$—	$—	$—	$1,570	$1,500	$(20)	$—	$—	$1,480

	ACLC Roll-forward
	Nine Months Ended September 30,
	2026					2025
	Beginning		Charge-		Ending	Beginning		Charge-		Ending
(in thousands)	Balance	Provision	offs	Recoveries	Balance	Balance	Provision	offs	Recoveries	Balance

Unused Loan Commitments
Warehouse lines of credit	$73	$15	$—	$—	$88	$79	$4	$—	$—	$83
Home equity lines of credit	189	67	—	—	256	183	8	—	—	191
Construction lines of credit	585	94	—	—	679	677	40	—	—	717
RCS lines of credit	230	70	—	—	300	300	(75)	—	—	225
Loan commitments - other	373	(126)	—	—	247	251	13	—	—	264

Total	$1,450	$120	$—	$—	$1,570	$1,490	$(10)	$—	$—	$1,480

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

The TRUP investment is classified as a Level 3 fair value measurement due to its illiquidity and the lack of observable market inputs.

As of September 30, 2026 and December 31, 2025, the Company owned one nominal private-label MBS classified as AFS with an amortized cost of $0 at both dates. At December 31, 2025, the Bank classified this MBS as a Level 3 and utilized an income valuation model (present value model) approach in determining the fair value of this security. Beginning in 2026, due to the insignificance of the position, the Company elected to cease obtaining Level 3 pricing.

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

Transfers between levels of the fair value hierarchy are recognized as of the end of the reporting period. During the first quarter of 2026, one nominal AFS private-label MBS transferred from Level 3 to Level 2. Other than this transfer, there were no transfers into or out of Levels 1, 2, or 3 during the three and nine month periods ended September 30, 2026 and 2025.

The following tables summarize assets and liabilities measured at fair value on a recurring basis, including financial instruments for which the Bank has elected the fair value option.

	Fair Value Measurements at
	September 30, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$39,459	$227,902	$—	$267,361
Mortgage-backed securities - residential	—	591,009	—	591,009
Collateralized mortgage obligations	—	15,456	—	15,456
Trust preferred security	—	—	4,701	4,701
Total available-for-sale debt securities	$39,459	$834,367	$4,701	$878,527

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$775	$—	$775
Total equity securities with a readily determinable fair value	$—	$775	$—	$775

Mortgage loans held for sale	$—	$9,584	$—	$9,584
Consumer loans held for sale	—	—	12,979	12,979
Rate lock commitments	—	23	—	23
Mandatory forward contracts	—	413	—	413
Interest rate swap agreements - Bank clients and institutional swap dealer	—	8,340	—	8,340
Interest rate swap agreements on FHLB advances	—	1,359	—	1,359

Financial liabilities:
Interest rate swap agreements - Bank clients and institutional swap dealer	$—	$8,340	$—	$8,340

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value
Financial assets:
Available-for-sale debt securities:
U.S. Treasury securities and U.S. Government agencies	$34,854	$258,521	$—	$293,375
Private label mortgage-backed security	—	—	1,439	1,439
Mortgage-backed securities - residential	—	567,909	—	567,909
Collateralized mortgage obligations	—	16,907	—	16,907
Corporate bonds	—	1,001	—	1,001
Trust preferred security	—	—	4,062	4,062
Total available-for-sale debt securities	$34,854	$844,338	$5,501	$884,693

Equity securities with a readily determinable fair value:
Freddie Mac preferred stock	$—	$945	$—	$945
Total equity securities with a readily determinable fair value	$—	$945	$—	$945

Mortgage loans held for sale	$—	$7,516	$—	$7,516
Consumer loans held for sale	—	—	10,968	10,968
Rate lock commitments	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321

Financial liabilities:
Mandatory forward contracts	$—	$29	$—	$29
Interest rate swap agreements - Bank clients and institutional swap dealer	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	—	2,674	—	2,674

Trust Preferred Security

The following table presents a rollforward of the Company’s TRUP investment, which is measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

Balance, beginning of period	$4,684	$4,075	$4,062	$4,034
Total gains or losses included in earnings:
Discount accretion	14	16	42	48
Net change in unrealized gain (loss)	3	(21)	597	(12)
Balance, end of period	$4,701	$4,070	$4,701	$4,070

The fair value of the Company’s TRUP investment is based on the most recent bid price available for this instrument, as provided by a third-party broker.

Mortgage Loans Held for Sale

The following table presents the aggregate fair value, contractual balance, and unrealized gain on mortgage loans HFS carried at fair value:

(in thousands)	September 30, 2026	December 31, 2025

Aggregate fair value	$9,584	$7,516
Contractual balance	9,580	7,367
Unrealized gain	4	149

The following table presents the total net gains recognized in earnings from changes in the fair value of mortgage loans HFS carried at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

Interest income	$215	$183	$532	$520
Change in fair value	(365)	376	(145)	357
Total included in earnings	$(150)	$559	$387	$877

Consumer Loans Held for Sale

RCS carries loans originated through its installment loan program at fair value. Interest income is recognized in accordance with the contractual terms of the loans and the Bank's accounting policies. None of these loans were past due 90 days or more or on nonaccrual status as of September 30, 2026, and December 31, 2025.

The significant unobservable inputs used in estimating the fair value of the Bank's short-term installment loans are net contractual premiums and the percentage of loans sold at a discount. Changes in these inputs could have a significant impact on the resulting fair value measurement.

The following table presents quantitative information about recurring Level 3 fair value measurement inputs for installment loans:

	Fair	Valuation
September 30, 2026 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$12,979	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

	Fair	Valuation
December 31, 2025 (dollars in thousands)	Value	Technique	Unobservable Inputs	Rate

Consumer loans held for sale	$10,968	Contract Terms	(1) Net Premium	0.15%

			(2) Discounted Sales	10%

The following table presents the aggregate fair value, contractual balance, and unrealized gain on consumer loans HFS carried at fair value:

(in thousands)	September 30, 2026	December 31, 2025

Aggregate fair value	$12,979	$10,968
Contractual balance	13,073	11,044
Unrealized loss	(94)	(76)

The following table presents the total net gains recognized in earnings from changes in the fair value of consumer loans HFS carried at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025

Interest income	$2,646	$2,215	$6,281	$4,957
Change in fair value	(16)	(2)	(17)	(27)
Total included in earnings	$2,630	$2,213	$6,264	$4,930

The following tables present assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy used to determine such fair values:

	Fair Value Measurements at
	September 30, 2026 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$1,552	$1,552
Commercial real estate:
Multi-Family	—	—	5,495	5,495
Home equity	—	—	309	309
Total collateral-dependent loans	$—	$—	$7,356	$7,356

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$281	$281
Commercial real estate:
Nonowner-occupied	$—	$—	$791	$791
Total other real estate owned	$—	$—	$1,072	$1,072

	Fair Value Measurements at
	December 31, 2025 Using:
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Fair
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Value

Collateral-dependent loans:
Residential real estate:
Owner-occupied	$—	$—	$412	$412
Nonowner-occupied	—	—	306	306
Commercial real estate:
Owner-occupied	—	—	1,260	1,260
Total collateral-dependent loans	$—	$—	$1,978	$1,978

Other real estate owned:
Residential real estate
Owner-occupied	$—	$—	$328	$328
Commercial real estate:
Nonowner-occupied	—	—	949	$949
Total other real estate owned	$—	$—	$1,277	$1,277

The following tables present quantitative information regarding significant unobservable inputs used in Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis:

				Range
	Fair	Valuation	Unobservable	(Weighted
September 30, 2026 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$1,552	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - Multi-Family	$5,495	Appraisal	Appraisal discounts	13% (13%)

Collateral-dependent loans - home equity	$309	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - residential real estate	$281	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - commercial real estate nonowner-occupied	$791	Appraisal	Appraisal discounts	71% (71%)

				Range
	Fair	Valuation	Unobservable	(Weighted
December 31, 2025 (dollars in thousands)	Value	Technique	Inputs	Average)

Collateral-dependent loans - residential real estate owner-occupied	$412	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - residential real estate nonowner occupied	$306	Appraisal	Appraisal discounts	10% (10%)

Collateral-dependent loans - commercial real estate owner-occupied	$1,260	Appraisal	Appraisal discounts	13%-70% (27%)

Other real estate owned - residential real estate	$328	Appraisal	Appraisal discounts	10% (10%)

Other real estate owned - commercial real estate nonowner-occupied	$949	Appraisal	Appraisal discounts	65% (65%)

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

During the three and nine month periods ended September 30, 2026 and 2025, Provision recorded related to collateral-dependent loans was not material.

Other Real Estate Owned

OREO is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based on external appraisals or BPOs. Because these valuations incorporate significant unobservable inputs, OREO is classified within Level 3 of the fair value hierarchy.

The following tables present information related to OREO, including carrying amounts and valuation write-downs:

(in thousands)	September 30, 2026	December 31, 2025

Other real estate owned carried at fair value	$1,072	$1,277

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Other real estate owned write-downs during the period	$52	$52	$158	$158

Financial Instruments

The following tables present the carrying amounts and estimated exit-price fair values of the Company's financial instruments:

		Fair Value Measurements at
		September 30, 2026:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$399,342	$399,342	$—	$—	$399,342
Available-for-sale debt securities	879,887	39,459	834,367	4,701	878,527
Held-to-maturity debt securities	4,389	—	4,345	—	4,345
Equity securities with a readily determinable fair value	775	—	775	—	775
Mortgage loans held for sale, at fair value	9,584	—	9,584	—	9,584
Consumer loans held for sale, at fair value	12,979	—	—	12,979	12,979
Consumer loans held for sale, at the lower of cost or fair value	46,071	—	—	46,166	46,166
Loans, net	5,293,056	—	—	5,193,966	5,193,966
Federal Home Loan Bank stock	17,508	—	—	—	NA
Accrued interest receivable	22,482	—	22,482	—	22,482
Mortgage servicing rights	6,915	—	20,561	—	20,561
Rate lock commitments	23	—	23	—	23
Mandatory forward contracts	413	—	413	—	413
Interest rate swap agreements - Bank clients and institutional swap dealer	8,340	—	8,340	—	8,340
Interest rate swap agreements on FHLB advances	1,359	—	1,359	—	1,359

Liabilities:
Noninterest-bearing deposits	$1,246,317	$—	$1,246,317	$—	$1,246,317
Transaction deposits	3,670,473	—	3,670,473	—	3,670,473
Time deposits	673,451	—	671,171	—	671,171
Securities sold under agreements to repurchase and other short-term borrowings	69,673	—	69,673	—	69,673
Federal Home Loan Bank advances	127,000	—	125,627	—	125,627
Accrued interest payable	3,698	—	3,698	—	3,698
Interest rate swap agreements - Bank clients and institutional swap dealer	8,340	—	8,340	—	8,340
Interest rate swap agreements on FHLB advances	—	—	—	—	—

		Fair Value Measurements at
		December 31, 2025:
					Total
	Carrying				Fair
(in thousands)	Value	Level 1	Level 2	Level 3	Value

Assets:
Cash and cash equivalents	$219,972	$219,972	$—	$—	$219,972
Available-for-sale debt securities	884,693	34,854	844,338	5,501	884,693
Held-to-maturity debt securities	4,944	—	4,929	—	4,929
Equity securities with a readily determinable fair value	945	—	945	—	945
Mortgage loans held for sale, at fair value	7,516	—	7,516	—	7,516
Consumer loans held for sale, at fair value	10,968	—	—	10,968	10,968
Consumer loans held for sale, at the lower of cost or fair value	17,027	—	—	17,124	17,124
Other loans held for sale, at the lower of cost or fair value	81,839	—	—	82,837	82,837
Loans, net	5,360,977	—	—	5,332,160	5,332,160
Federal Home Loan Bank stock	32,114	—	—	—	NA
Accrued interest receivable	22,291	—	22,291	—	22,291
Mortgage servicing rights	6,811	—	17,432	—	17,432
Rate lock commitments	279	—	279	—	279
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321

Liabilities:
Noninterest-bearing deposits	$1,173,461	$—	$1,173,461	$—	$1,173,461
Transaction deposits	3,378,084	—	3,378,084	—	3,378,084
Time deposits	651,602	—	652,942	—	652,942
Securities sold under agreements to repurchase and other short-term borrowings	88,504	—	88,504	—	88,504
Federal Home Loan Bank advances	506,000	—	508,892	—	508,892
Accrued interest payable	3,288	—	3,288	—	3,288
Mandatory forward contracts	29	—	29	—	29
Interest rate swap agreements - Bank clients and institutional swap dealer	6,321	—	6,321	—	6,321
Interest rate swap agreements on FHLB advances	2,674	—	2,674	—	2,674

10.MORTGAGE BANKING ACTIVITIES

Mortgage banking activities primarily consist of the origination, sale, and servicing of RRE mortgage loans.

The following table presents activity in mortgage loans HFS carried at fair value:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$16,566	$8,850	$7,516	$8,312
Origination of mortgage loans held for sale	52,046	59,494	167,370	152,515
Transferred from held for investment to held for sale	—	—	—	—
Proceeds from the sale of mortgage loans held for sale	(59,898)	(54,716)	(169,122)	(150,093)
Net gain on mortgage loans held for sale	870	1,710	3,820	4,604
Balance, end of period	$9,584	$15,338	$9,584	$15,338

The following table presents the components of mortgage banking income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Net gain realized on sale of mortgage loans held for sale	$1,224	$1,529	$3,779	$4,166
Net change in fair value recognized on loans held for sale	(365)	376	(145)	357
Net change in fair value recognized on rate lock loan commitments	(514)	(226)	(256)	252
Net change in fair value recognized on forward contracts	525	31	442	(171)
Net gain recognized	870	1,710	3,820	4,604

Loan servicing income	847	833	2,511	2,483
Amortization of mortgage servicing rights	(495)	(479)	(1,485)	(1,306)
Net servicing income recognized	352	354	1,026	1,177
Total mortgage banking income	$1,222	$2,064	$4,846	$5,781

The following table presents activity for capitalized MSRs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Balance, beginning of period	$6,783	$6,841	$6,811	$6,975
Additions	627	436	1,589	1,129
Amortized to expense	(495)	(479)	(1,485)	(1,306)
Balance, end of period	$6,915	$6,798	$6,915	$6,798

There was no valuation allowance recorded for capitalized MSR’s for the three and nine months ended September 30, 2026 and 2025.

The following table presents estimated fair value information for capitalized MSRs:

(dollars in thousands)	September 30, 2026	December 31, 2025

Fair value of mortgage servicing rights portfolio	$20,561	$17,432
Monthly weighted average prepayment rate of unpaid principal balance*	113%	131%
Discount rate	9.65%	9.74%
Weighted average foreclosure rate	0.12%	0.09%
Weighted average life in years	7.95	7.35
*	Rates are applied to individual tranches with similar characteristics.

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

The following table presents the notional amounts and fair values of mortgage loans HFS and mortgage banking derivatives:

	September 30, 2026		December 31, 2025
	Notional		Notional
(in thousands)	Amount	Fair Value	Amount	Fair Value

Included in Mortgage loans held for sale:
Mortgage loans held for sale, at fair value	$9,580	$9,584	$7,367	$7,516

Included in other assets:
Rate lock loan commitments	$11,998	$23	$12,617	$279
Mandatory forward contracts	20,230	413	—	—

Included in other liabilities:
Mandatory forward contracts	$—	$—	$16,280	$29

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

The following tables present information related to interest rate swaps designated as cash flow hedges:

		September 30, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	Pay fixed/receive variable	$100,000	$1,359	$100,000	$(2,674)

						September 30, 2026		December 31, 2025
							Unrealized		Unrealized
	Notional	Pay	Receive			Assets /	Gain (Loss)	Assets /	Gain (Loss)
(dollars in thousands)	Amount	Rate	Rate	Term	Bank Position	(Liabilities)	in AOCI	(Liabilities)	in AOCI

Interest rate swaps on FHLB advances - Other liabilities and accrued interest payable	$100,000	4.14%	1M SOFR	5/2024 - 6/2029	Pay fixed/receive variable	$100,000	$1,359	$100,000	$(2,674)

The following table presents the total interest expense recognized on interest rate swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Total interest (benefit) expense on FHLB swap transactions	$122	$(47)	$379	$(138)

The following table presents the net gains (losses) recognized in OCI and earnings related to interest rate swaps designated as cash flow hedges:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Gains (losses) recognized in OCI on derivative (effective portion)	$1,929	$51	$3,654	$(2,122)

Gains (losses) reclassified from OCI on derivative (effective portion)	122	(47)	379	(138)

Gains (losses) recognized in income on derivative (ineffective portion)	—	—	—	—

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

The following table presents a summary of the Bank's interest rate swaps related to client transactions:

		September 30, 2026		December 31, 2025
		Notional		Notional
(in thousands)	Bank Position	Amount	Fair Value	Amount	Fair Value

Interest rate swaps with Bank clients - Other assets and accrued interest receivable	Pay variable/receive fixed	$10,596	$21	$196,667	$3,922
Interest rate swaps with Bank clients - Other liabilities and accrued interest payable	Pay variable/receive fixed	274,621	(8,319)	69,628	(2,399)
Interest rate swaps with Bank clients - Total	Pay variable/receive fixed	$285,217	$(8,298)	$266,295	$1,523

Offsetting interest rate swaps with institutional swap dealer - Other assets and accrued interest receivable	Pay fixed/receive variable	274,621	8,319	69,628	2,399
Offsetting interest rate swaps with institutional swap dealer - Other liabilities and accrued interest payable	Pay fixed/receive variable	10,596	(21)	196,667	(3,922)
Offsetting interest rate swaps with institutional swap dealer - Total	Pay fixed/receive variable	$285,217	$8,298	$266,295	$(1,523)

Total		$570,434	$—	$532,590	$—

The Bank and its counterparties are required to pledge cash or securities as collateral when either party’s net exposure to the other exceeds $250,000. As of September 30, 2026 and December 31, 2025, the Bank held cash collateral of $8 million and $0 pledged by counterparties, which was included in interest-bearing deposits on the Company’s Balance Sheet. Conversely, as of September 30, 2026 and December 31, 2025, the Bank had pledged cash collateral of $0 and $5 million to its counterparties, which was included in cash and cash equivalents on the Company’s Balance Sheet.

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

The following table presents a reconciliation of the combined Class A and Class B Common Stock numerators and denominators used in computing basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025

Net income	$31,071	$29,744	$106,506	$108,496
Dividends declared on Common Stock:
Class A Shares	(8,612)	(7,802)	(25,824)	(23,404)
Class B Shares	(962)	(881)	(2,891)	(2,644)
Undistributed net income for basic earnings per share	21,497	21,061	77,791	82,448
Weighted average potential dividends on Class A Shares upon exercise of dilutive options	(23)	(26)	(56)	(94)
Undistributed net income for diluted earnings per share	$21,474	$21,035	$77,735	$82,354

Weighted average shares outstanding:
Class A Shares	17,706	17,583	17,686	17,584
Class B Shares	2,137	2,150	2,141	2,150
Effect of dilutive securities on Class A Shares outstanding	45	58	38	69
Weighted average shares outstanding including dilutive securities	19,888	19,791	19,865	19,803

Basic earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45	$1.49	$1.35
Undistributed earnings per share*	1.09	1.08	3.96	4.22
Total basic earnings per share - Class A Common Stock	$1.59	$1.53	$5.45	$5.57

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41	$1.35	$1.23
Undistributed earnings per share*	0.99	0.98	3.60	3.84
Total basic earnings per share - Class B Common Stock	$1.44	$1.39	$4.95	$5.07

Diluted earnings per share:
Class A Common Stock:
Per share dividends distributed	$0.50	$0.45	$1.49	$1.35
Undistributed earnings per share*	1.09	1.07	3.95	4.20
Total diluted earnings per share - Class A Common Stock	$1.59	$1.52	$5.44	$5.55

Class B Common Stock:
Per share dividends distributed	$0.45	$0.41	$1.35	$1.23
Undistributed earnings per share*	0.99	0.98	3.59	3.82
Total diluted earnings per share - Class B Common Stock	$1.44	$1.39	$4.94	$5.05
*

To arrive at undistributed EPS, undistributed net income is first prorated between Class A and Class B Common Shares, with Class A Common Shares receiving a 10% premium. The resulting pro-rated, undistributed net income for each class is then divided by the weighted-average shares for each class.

The following table presents stock options excluded from the computation of diluted EPS because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Antidilutive stock options	—	38,422	—	38,422
Average antidilutive stock options	—	38,422	—	35,912

13.OTHER COMPREHENSIVE INCOME

The following table presents the components of OCI and the related tax effects:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Available-for-Sale Debt Securities:
Unrealized gain (loss) on AFS debt securities	$(20,800)	$3,275	$(27,850)	$11,775
Income tax expense related to items of other comprehensive income	5,203	(817)	6,967	(2,942)
Net of tax	(15,597)	2,458	$(20,883)	$8,833

Derivatives:
Change in fair value of derivatives	1,929	51	3,654	(2,122)
Reclassification amount for net derivative (gains) losses realized in income	122	(47)	379	(138)
Net losses	2,051	4	4,033	(2,260)
Tax effect	(513)	(1)	(1,008)	565
Net of tax	1,538	3	3,025	(1,695)

Total other comprehensive income components, net of tax	$(14,059)	$2,461	$(17,858)	$7,138

The following table summarizes AOCI balances, net of tax:

		2026
(in thousands)	December 31, 2025	Change	September 30, 2026

Unrealized gain (loss) on AFS debt securities	$(2,397)	$(20,883)	$(23,280)
Unrealized gain (loss) on derivatives	(2,005)	3,025	1,020
Total unrealized gain (loss)	$(4,402)	$(17,858)	$(22,260)

		2025
(in thousands)	December 31, 2024	Change	September 30, 2025

Unrealized gain (loss) on AFS debt securities	$(13,753)	$8,833	$(4,920)
Unrealized gain (loss) on derivatives	(485)	(1,695)	(2,180)
Total unrealized gain (loss)	$(14,238)	$7,138	$(7,100)

14.REVENUE FROM CONTRACTS WITH CUSTOMERS

The following tables present net revenue and net revenue concentration by reportable segment:

	Three Months Ended September 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$62,346	$3,711	$66,057	$(256)	$3,326	$16,545	$19,615	$85,672

Noninterest income:
Service charges on deposit accounts	4,555	26	4,581	—	3	1	4	4,585
Net refund transfer fees	—	—	—	1,403	—	—	1,403	1,403
Mortgage banking income (1)	1,222	—	1,222	—	—	—	—	1,222
Interchange fee income	3,491	—	3,491	14	1	—	15	3,506
Program fees (1)	—	—	—	—	866	5,047	5,913	5,913
Increase in cash surrender value of BOLI (1)	964	—	964	—	—	—	—	964
Net losses on other real estate owned	(52)	—	(52)	—	—	—	—	(52)
Other	701	—	701	20	—	—	20	721
Total noninterest income	10,881	26	10,907	1,437	870	5,048	7,355	18,262

Total net revenue	$73,227	$3,737	$76,964	$1,181	$4,196	$21,593	$26,970	$103,934

Net-revenue concentration (2)	70%	4%	74%	1%	4%	21%	26%	100%

	Three Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$57,424	$3,805	$61,229	$280	$3,193	$12,268	$15,741	$76,970

Noninterest income:
Service charges on deposit accounts	3,625	21	3,646	—	—	—	—	3,646
Net refund transfer fees	—	—	—	1,117	—	—	1,117	1,117
Mortgage banking income (1)	2,064	—	2,064	—	—	—	—	2,064
Interchange fee income	3,012	—	3,012	16	1	1	18	3,030
Program fees (1)	—	—	—	—	781	4,107	4,888	4,888
Increase in cash surrender value of BOLI (1)	1,035	—	1,035	—	—	—	—	1,035
Net losses on other real estate owned	(52)	—	(52)	—	—	—	—	(52)
Other	818	—	818	22	—	—	22	840
Total noninterest income	10,502	21	10,523	1,155	782	4,108	6,045	16,568

Total net revenue	$67,926	$3,826	$71,752	$1,435	$3,975	$16,376	$21,786	$93,538

Net-revenue concentration (2)	72%	4%	76%	2%	4%	18%	24%	100%

(1)	Revenue component is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

	Nine Months Ended September 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$182,048	$11,355	$193,403	$11,201	$9,369	$43,853	$64,423	$257,826

Noninterest income:
Service charges on deposit accounts	12,458	71	12,529	—	5	2	7	12,536
Net refund transfer fees	—	—	—	14,136	—	—	14,136	14,136
Mortgage banking income (1)	4,846	—	4,846	—	—	—	—	4,846
Interchange fee income	9,920	—	9,920	80	2	—	82	10,002
Program fees (1)	—	—	—	—	2,385	13,135	15,520	15,520
Increase in cash surrender value of BOLI (1)	2,837	—	2,837	—	—	—	—	2,837
Net losses on other real estate owned	(143)	—	(143)	—	—	—	—	(143)
Gain on sale of Republic Bank Finance loans and leases	5,845	—	5,845	—	—	—	—	5,845
Other	2,135	2	2,137	74	—	—	74	2,211
Total noninterest income	37,898	73	37,971	14,290	2,392	13,137	29,819	67,790

Total net revenue	$219,946	$11,428	$231,374	$25,491	$11,761	$56,990	$94,242	$325,616

Net-revenue concentration (2)	68%	3%	71%	8%	4%	17%	29%	100%

	Nine Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income (1)	$167,125	$10,382	$177,507	$30,154	$10,750	$37,449	$78,353	$255,860

Noninterest income:
Service charges on deposit accounts	10,546	64	10,610	—	—	1	1	10,611
Net refund transfer fees	—	—	—	17,577	—	—	17,577	17,577
Mortgage banking income (1)	5,781	—	5,781	—	—	—	—	5,781
Interchange fee income	9,213	—	9,213	91	2	1	94	9,307
Program fees (1)	—	—	—	—	2,283	10,878	13,161	13,161
Increase in cash surrender value of BOLI (1)	2,649	—	2,649	—	—	—	—	2,649
Net losses on other real estate owned	(158)	—	(158)	—	—	—	—	(158)
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other	4,191	—	4,191	157	—	—	157	4,348
Total noninterest income	36,312	64	36,376	17,825	2,285	10,880	30,990	67,366

Total net revenue	$203,437	$10,446	$213,883	$47,979	$13,035	$48,329	$109,343	$323,226

Net-revenue concentration (2)	63%	3%	66%	15%	4%	15%	34%	100%

(1)	Revenue component is not subject to ASC 606.
(2)	Net revenue represents net interest income plus total noninterest income. Net-revenue concentration equals segment-level net revenue divided by total Company net revenue.

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

Net gains/(losses) on other real estate – The Company routinely sells OREO acquired through foreclosure. Net gains (losses) on OREO reflect gains or losses recognized upon disposition of OREO properties, as well as valuation adjustments recorded to reflect declines in the fair value of OREO.

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

As of September 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

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

The following tables present segment information for the three and nine month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$62,346	$3,711	$66,057	$(256)	$3,326	$16,545	$19,615	$85,672

Provision for expected credit loss expense	2,188	(192)	1,996	(550)	—	9,068	8,518	10,514

Net refund transfer fees	—	—	—	1,403	—	—	1,403	1,403
Mortgage banking income	1,222	—	1,222	—	—	—	—	1,222
Program fees	—	—	—	—	866	5,047	5,913	5,913
Other noninterest income (1)	9,659	26	9,685	34	4	1	39	9,724
Total noninterest income	10,881	26	10,907	1,437	870	5,048	7,355	18,262

Salaries and employee benefits	26,685	740	27,425	1,590	1,001	1,204	3,795	31,220
Technology, equipment, and communication	7,165	43	7,208	78	21	1,351	1,450	8,658
Occupancy	3,494	30	3,524	62	5	5	72	3,596
Marketing and development	1,219	—	1,219	52	—	1,956	2,008	3,227
Other noninterest expense (2)	6,405	132	6,537	237	202	110	549	7,086
Total noninterest expense	44,968	945	45,913	2,019	1,229	4,626	7,874	53,787

Income (loss) before income tax expense	26,071	2,984	29,055	(288)	2,967	7,899	10,578	39,633
Income tax expense (benefit)	5,549	716	6,265	(79)	648	1,728	2,297	8,562

Net income (loss)	$20,522	$2,268	$22,790	$(209)	$2,319	$6,171	$8,281	$31,071

Period-end assets	$5,848,728	$538,079	$6,386,807	$17,497	$495,552	$181,929	$694,978	$7,081,785

Period-end loans	$4,693,952	$537,585	5,231,537	$309	$6,445	$147,858	$154,612	$5,386,149

Period-end deposits	$4,986,311	$40,349	5,026,660	$17,433	$495,171	$50,977	$563,581	$5,590,241

Net interest margin	4.18%	2.51%	4.03%	NM	NM	NM	NM	5.08%

Net-revenue concentration*	70%	4%	74%	1%	4%	21%	26%	100%

	Three Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$57,424	$3,805	$61,229	$280	$3,193	$12,268	$15,741	$76,970

Provision for expected credit loss expense	(325)	(154)	(479)	(1,467)	—	3,969	2,502	2,023

Net refund transfer fees	—	—	—	1,117	—	—	1,117	1,117
Mortgage banking income	2,064	—	2,064	—	—	—	—	2,064
Program fees	—	—	—	—	781	4,107	4,888	4,888
Other noninterest income (1)	8,438	21	8,459	38	1	1	40	8,499
Total noninterest income	10,502	21	10,523	1,155	782	4,108	6,045	16,568

Salaries and employee benefits	26,446	719	27,165	1,855	916	1,091	3,862	31,027
Technology, equipment, and communication	7,556	48	7,604	96	26	984	1,106	8,710
Occupancy	3,442	34	3,476	61	5	5	71	3,547
Marketing and development	1,614	—	1,614	47	—	1,007	1,054	2,668
Core conversion and related contract consulting fees	97	—	97	—	—	—	—	97
Other noninterest expense (2)	7,039	144	7,183	289	158	74	521	7,704
Total noninterest expense	46,194	945	47,139	2,348	1,105	3,161	6,614	53,753

Income before income tax expense	22,057	3,035	25,092	554	2,870	9,246	12,670	37,762
Income tax expense	4,591	684	5,275	95	624	2,024	2,743	8,018

Net income	$17,466	$2,351	$19,817	$459	$2,246	$7,222	$9,927	$29,744

Period-end assets	$5,952,561	$610,155	$6,562,716	$22,673	$310,220	$119,310	$452,203	$7,014,919

Period-end loans	$4,558,306	$609,826	$5,168,132	$292	$—	$112,950	$113,242	$5,281,374

Period-end deposits	$4,909,513	$36,568	$4,946,081	$22,612	$310,220	$59,432	$392,264	$5,338,345

Net interest margin	3.89%	2.62%	3.78%	NM	NM	NM	NM	4.65%

Net-revenue concentration*	72%	4%	76%	2%	4%	18%	24%	100%

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

	Nine Months Ended September 30, 2026
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$182,048	$11,355	$193,403	$11,201	$9,369	$43,853	$64,423	$257,826

Provision for expected credit loss expense	2,750	(541)	2,209	3,746	—	19,496	23,242	25,451

Net refund transfer fees	—	—	—	14,136	—	—	14,136	14,136
Mortgage banking income	4,846	—	4,846	—	—	—	—	4,846
Program fees	—	—	—	—	2,385	13,135	15,520	15,520
Gain on sale of Republic Bank Finance loans and leases	5,845	—	5,845	—	—	—	—	5,845
Other noninterest income (1)	27,207	73	27,280	154	7	2	163	27,443
Total noninterest income	37,898	73	37,971	14,290	2,392	13,137	29,819	67,790

Salaries and employee benefits	79,324	2,217	81,541	5,832	3,124	3,783	12,739	94,280
Technology, equipment, and communication	21,394	137	21,531	248	61	3,450	3,759	25,290
Occupancy	10,391	91	10,482	190	16	16	222	10,704
Marketing and development	3,183	—	3,183	143	—	4,776	4,919	8,102
FHLB advances early termination penalties	2,316	—	2,316	—	—	—	—	2,316
Other noninterest expense (2)	19,626	423	20,049	971	500	385	1,856	21,905
Total noninterest expense	136,234	2,868	139,102	7,384	3,701	12,410	23,495	162,597

Income (loss) before income tax expense	80,962	9,101	90,063	14,361	8,060	25,084	47,505	137,568
Income tax expense (benefit)	18,518	2,184	20,702	3,114	1,759	5,487	10,360	31,062

Net income (loss)	$62,444	$6,917	$69,361	$11,247	$6,301	$19,597	$37,145	$106,506

Period-end assets	$5,848,728	$538,079	$6,386,807	$17,497	$495,552	$181,929	$694,978	$7,081,785

Period-end loans	$4,693,952	$537,585	$5,231,537	$309	$6,445	$147,858	$154,612	$5,386,149

Period-end deposits	$4,986,311	$40,349	$5,026,660	$17,433	$495,171	$50,977	$563,581	$5,590,241

Net interest margin	4.15%	2.56%	4.00%	NM	NM	NM	NM	5.18%

Net-revenue concentration*	68%	3%	71%	8%	4%	17%	29%	100%

	Nine Months Ended September 30, 2025
	Core Banking			Republic Processing Group
			Total	Tax	Republic	Republic
	Traditional	Warehouse	Core	Refund	Payment	Credit	Total	Total
(dollars in thousands)	Banking	Lending	Banking	Solutions	Solutions	Solutions	RPG	Company

Net interest income	$167,125	$10,382	$177,507	$30,154	$10,750	$37,449	$78,353	$255,860

Provision for expected credit loss expense	(577)	148	(429)	10,028	—	11,919	21,947	21,518

Net refund transfer fees	—	—	—	17,577	—	—	17,577	17,577
Mortgage banking income	5,781	—	5,781	—	—	—	—	5,781
Program fees	—	—	—	—	2,283	10,878	13,161	13,161
Gain on sale of Visa Class B-1 shares (1)	4,090	—	4,090	—	—	—	—	4,090
Other noninterest income (1)	26,441	64	26,505	248	2	2	252	26,757
Total noninterest income	36,312	64	36,376	17,825	2,285	10,880	30,990	67,366

Salaries and employee benefits	78,570	2,147	80,717	6,016	2,818	3,346	12,180	92,897
Technology, equipment, and communication	22,430	128	22,558	413	70	2,996	3,479	26,037
Occupancy	10,196	94	10,290	182	15	15	212	10,502
Marketing and development	3,052	—	3,052	225	—	2,021	2,246	5,298
Core conversion and related contract consulting fees	5,993	—	5,993	—	—	—	—	5,993
Other noninterest expense (2)	20,492	399	20,891	1,239	441	296	1,976	22,867
Total noninterest expense	140,733	2,768	143,501	8,075	3,344	8,674	20,093	163,594

Income before income tax expense	63,281	7,530	70,811	29,876	9,691	27,736	67,303	138,114
Income tax expense	13,247	1,697	14,944	6,494	2,109	6,071	14,674	29,618

Net income	$50,034	$5,833	$55,867	$23,382	$7,582	$21,665	$52,629	$108,496

Period-end assets	$5,952,561	$610,155	$6,562,716	$22,673	$310,220	$119,310	$452,203	$7,014,919

Period-end loans	$4,558,306	$609,826	$5,168,132	$292	$—	$112,950	$113,242	$5,281,374

Period-end deposits	$4,909,513	$36,568	$4,946,081	$22,612	$310,220	$59,432	$392,264	$5,338,345

Net interest margin	3.84%	2.60%	3.73%	NM	NM	NM	NM	5.18%

Net-revenue concentration*	63%	3%	66%	15%	4%	15%	34%	100%

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

The following table summarizes information related to the Company’s qualified low-income housing tax credit investments related and obligations:

(in thousands)		September 30, 2026		December 31, 2025
			Unfunded		Unfunded
Investment	Accounting Method	Investments	Obligations (2)	Investments	Obligations (1)
Low-income housing tax credit - Gross	Proportional amortization	$112,848	$26,364	$96,236	$42,976
Life-to-date amortization		(38,929)	NA	(30,262)	NA
Low-income housing tax credit - Net		$73,919	$26,364	$65,974	$42,976
(1)	All obligations will be paid by the Company by December 31, 2039.
(2)	All obligations will be paid by the Company by December 31, 2040.

The following table summarizes amortization expense and tax credits recognized in income tax expense for the Company’s qualified low-income housing investments and related obligations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Amortization expense	$2,819	$2,097	$8,667	$6,409
Tax credits recognized	(3,628)	(3,117)	(10,861)	(9,095)

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

There is no assurance that the following list of risks and uncertainties is complete. However, risks and uncertainties that could cause actual results to differ materially from those expressed in forward-looking statements include:

Financial, Economic, and Market Risks

●	Litigation and regulatory outcomes, including liabilities, costs, expenses, settlements, judgments, or adverse decisions in litigation or regulatory proceedings.
●	Interest rate fluctuations and U.S. Treasury yield curve shifts, which may affect the Company’s net interest income, NIM, mortgage banking operations, warehouse lending operations and overall interest rate risk profile.
●	Magnitude and frequency of changes to the FFTR implemented by the FOMC.
●	Changes in fiscal, monetary, tax, or regulatory policies, including federal and/or statutory tax rates, regulatory rules or standards, which may impact the Company’s operations and compliance requirements.
●	Changes in ASUs, including the introduction of new ASUs that may affect financial reporting and disclosures.
●	Economic and political conditions, including inflation, recession, geopolitical developments, risk of further government shutdowns, and U.S. government efforts to control related trends, which could disrupt financial markets, consumer confidence, or spending behaviors.
●	Market volatility and capital market disruptions, including liquidity pressures and pricing shifts that may affect investment securities, funding sources, and investor sentiment.
●	Disruption of the U.S. and global financial system, including volatility in the capital and bond markets, inflationary pressures, tariffs, threats to the FRB’s independence and potential global economic downturns.

●	Changes in investor sentiment or behavior, which may affect the Company’s stock price, funding costs, and strategic flexibility.
●	Changes in consumer/business spending or savings behavior, which may impact loan demand, deposit levels, and overall economic activity.

Credit and Liquidity Risks

●	Ability to effectively manage capital and liquidity, particularly during periods of economic stress or market disruption.
●	Credit quality deterioration, including changes in customer and counterparty creditworthiness, the ACLL, the ACLC, charge-offs, or impairments in investment securities, goodwill, MSR’s, or DTA’s.
●	Accuracy of assumptions and estimates, including those used in establishing the ACLL, ACLC, and other financial models.
●	Model risk, including reliance on complex financial models for CECL, fair value, and stress testing, and the potential for material error or miscalibration.

Operational and Strategic Execution Risks

●	Competitive product and pricing pressures across the Company’s five reportable segments, which may impact volume, market share, margins, and profitability.
●	Projections of financial performance, including incorrect assumptions by management of future financial performance regarding revenue, expenses, cost saving opportunities, capital expenditures, EPS, dividends, and capital structure, which may differ materially from actual results.
●	Operational changes and integration risk, including:
o	Financial and operational impact thresholds that trigger enhanced governance reviews;
o	Integration challenges from acquired institutions, new systems and related savings realization;
o	AI, particularly generative AI, adoption risks including performance failures, bias, or reliance on third-party AI vendors, and more effective adoption by industry competitors;
o	Third-party/vendor dependencies, including contractual, data security, and operational integrity risks; and
o	Cross-departmental impact, which introduces complexity and coordination risk, potentially requiring multiple governance body reviews.
●	Dependence on key contracts and partners, including:
o	Nonrenewal of major contracts (e.g., with marketer-servicers in TRS);
o	Ability to qualify for or realize tax-credit incentives including future R&D federal tax credits;
o	Achievement of cost savings from system implementations; and
o	Replacement of lost revenue from expiring or terminated arrangements.
●	ERA/RA and RT volume realization risk, including the ability of Tax Providers to successfully market and deliver expected product volumes.
●	The ability of RPS marketer-servicers to establish and maintain average deposit balances in line with Company expectations.
●	The ability of RPS marketer-servicers to meet minimum contractual balance thresholds necessary to qualify for revenue sharing payments.

Technology, Cybersecurity, and Compliance Risks

●	Technology and cybersecurity risk, including internal control deficiencies, system failures, cyberattacks, data breaches, business continuity issues, and third-party service disruptions.
●	Ability to maintain the security of financial, accounting, technology, data processing, and operational systems, including resilience against unauthorized access or system failures.
●	Ability to withstand disruptions caused by failures of third-party systems or vendors.
●	Effectiveness of the Company’s risk management and governance framework, including internal control environment, disclosure controls, Anti-Money Laundering/Office of Foreign Assets Control compliance, third-party risk management and Board and audit committee of the Board oversight.
●	Data privacy and regulatory compliance risk, including evolving federal and state privacy laws (such as Gramm-Leach-Bliley Act, California Consumer Privacy Act, California Privacy Rights and Enforcement Act) and potential for regulatory penalties or reputational harm.

Environmental, Social, and Geopolitical Risks

●	Operational disruptions from natural disasters, pandemics, climate-related physical risks, and sustainability-related reputation or regulatory concerns.
●	Exposure to climate-related transition risks, including regulatory shifts, carbon pricing, and potential stranded asset exposures.
●	Geopolitical and supply chain risk, including trade tensions, regional conflicts, and disruptions to vendor or operational continuity.

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

As of September 30, 2026, the Bank maintained an ACLL for expected credit losses inherent in the loan portfolio, including overdrawn deposit accounts. Management evaluates the adequacy of the ACLL on a monthly basis and reviews the ACLL with both the Audit Committee and Board quarterly.

The Company estimates the ACLL using a static-pool CECL methodology that analyzes historical loan pools over their expected lives to derive loss rates, which are adjusted for current conditions and reasonable and supportable forecasts before being applied to the outstanding balances of the respective loan pools. Due to its historical correlation with the Company’s net charge-off experience, the U.S. unemployment rate serves as the primary economic forecast variable. CRE and C&I vacancy rates are also considered as secondary forecast variables. Following the one-year reasonable and supportable forecast period, loss rates are assumed to revert immediately to long-term historical averages. Historical loss rates are further adjusted for current conditions, including changes in underwriting standards, portfolio composition, loan terms, delinquency trends, property values, and other relevant environmental factors.

The ACLL is significantly influenced by the composition, characteristics, and credit quality of the Company’s loan portfolio, as well as the economic conditions and forecasts incorporated into the CECL model. Changes in these or other relevant factors may result in increased volatility in the ACLL and, consequently, the Company’s earnings.

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

As of September 30, 2026, the Company was divided into five reportable segments: (I) Traditional Banking, (II) Warehouse Lending, (III) TRS, (IV) RPS, and (V) RCS. Management considers the first two segments to collectively constitute “Core Bank” or “Core Banking” operations, while the last three segments collectively constitute RPG operations.

Core Banking Operations:

The Core Bank consists of the Traditional Banking and Warehouse Lending segments.

(I)	Traditional Banking segment

The Traditional Banking segment provides traditional banking products and services primarily to customers in the Company’s market footprint, with all products and services generally offered under the Company’s traditional RB&T brand. As of September 30, 2026, Republic had 47 full-service banking centers with locations as follows:

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

OVERVIEW (Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025)

Total Company third quarter of 2026 net income was $31.1 million, an increase of $1.3 million, or 4%, from the same period in 2025. Diluted EPS was $1.59 for the third quarter of 2026, compared to $1.52 for the same period in 2025, an increase of 5%.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(I)	Traditional Banking segment

●	Net income increased $3.1 million, or 17%, from the third quarter of 2025 to the third quarter of 2026.

●	Net interest income increased $4.9 million, or 9%, from the third quarter of 2025 to the third quarter of 2026.

●	Provision was a net charge of $2.2 million for the third quarter of 2026 compared to a net credit of $325,000 for the same period in 2025.

●	As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.39% as of September 30, 2026, compared to 1.40% as of December 31, 2025, and 1.28% as of September 30, 2025.

●	Noninterest income increased $379,000, or 4%, from the third quarter of 2025 to the third quarter of 2026.

●	Noninterest expense decreased $1.2 million, or 3%, from the third quarter of 2025 to the third quarter of 2026.

●	Period-end Traditional Banking loans outstanding increased $38 million, or 1%, from June 30, 2026 to $4.69 billion as of September 30, 2026.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.70% as of September 30, 2026 compared to 0.52% as of December 31, 2025 and 0.47% as of September 30, 2025.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.30% as of September 30, 2026 compared to 0.31% as of December 31, 2025 and 0.23% as of September 30, 2025.

●	Total Traditional Banking deposits increased $46 million, or 1%, from June 30, 2026 to $4.99 billion as of September 30, 2026.

(II)	Warehouse Lending segment

●	Net income decreased $83,000, or 4%, from the third quarter of 2025 to the third quarter of 2026.

●	Net interest income decreased $94,000, or 2%, from the third quarter of 2025 to the third quarter of 2026.

●	Provision was a net credit of $192,000 for the third quarter of 2026 compared to a net credit of $154,000 for the same period in 2025.

●	As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2026, December 31, 2025, and September 30, 2025.

●	Period-end Warehouse loans outstanding decreased $77 million, or 13%, from June 30, 2026 to $538 million as of September 30, 2026.

●	Average committed Warehouse lines of credit increased to $1.19 billion during the third quarter of 2026 from $1.06 billion during the third quarter of 2025, while average line utilization decreased to 49% from 54% over the same period.

(III)	Tax Refund Solutions segment

●	TRS reported a net loss of $209,000 for the third quarter of 2026 compared to net income of $459,000 for the third quarter of 2025.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $480,000 of net income to third quarter 2025 operating results, consisting of: $165,000 of net interest income, $859,000 of Provision recoveries, $260,000 in net RT fees, $704,000 in noninterest expense, and $100,000 in estimated income tax expense.

●	Net interest income decreased $536,000 from the third quarter of 2025 to the third quarter of 2026.

●	Provision was a net credit of $550,000 during the third quarter of 2026 compared to a net credit of $1.5 million for the same period in 2025.

●	Noninterest income increased $282,000, or 24%, from the third quarter of 2025 to the third quarter of 2026.

●	Noninterest expense decreased $329,000, or 14%, from the third quarter of 2025 to the third quarter of 2026.

(IV)Republic Payment Solutions segment

●	Net income increased $73,000, or 3%, from the third quarter of 2025 to the third quarter of 2026.

●	Net interest income increased $133,000, or 4%, from the third quarter of 2025 to the third quarter of 2026.

●	Noninterest income totaled $870,000 for the third quarter of 2026 compared to $782,000 for the third quarter of 2025.

●	Noninterest expense totaled $1.2 million for the third quarter of 2026 compared to $1.1 million for the third quarter of 2025.

●	Period-end deposits were unchanged at $495 million as of September 30, 2026 compared to June 30, 2026.

(V)	Republic Credit Solutions segment

●	Net income decreased $1.1 million, or 15%, from the third quarter of 2025 to the third quarter of 2026.

●	Net interest income increased $4.3 million, or 35%, from the third quarter of 2025 to the third quarter of 2026.

●	Provision was a net charge of $9.1 million during the third quarter of 2026 compared to a net charge of $4.0 million for the same period in 2025.

●	As a percentage of total RCS loans, the RCS ACLL was 17.80% as of September 30, 2026, compared to 17.15% as of December 31, 2025 and 17.59% as of September 30, 2025.

●	Noninterest income increased $940,000, or 23%, from the third quarter of 2025 to the third quarter of 2026.

●	Noninterest expense totaled $4.6 million for the third quarter of 2026 compared to $3.2 million for the same period in 2025.

●	Period-end RCS loans outstanding increased $8 million, or 6%, from June 30, 2026 to $148 million as of September 30, 2026.

●	Nonperforming loans to total loans for the RCS segment was 0.10% as of September 30, 2026 compared to 0.14% as of December 31, 2025 and 0.12% as of September 30, 2025.

●	Delinquent loans to total loans for the RCS segment was 7.84% as of September 30, 2026 compared to 7.87% as of December 31, 2025 and 7.69% as of September 30, 2025.

RESULTS OF OPERATIONS (Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025)

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

On September 16, 2026, the FRB increased the FFTR by 25 basis points to a range of 3.75%-4.00%, marking the first rate increase since July 2023 and the first monetary policy move since December 2025. Policymakers continued to emphasize a data-dependent approach, with future policy decisions expected to be guided by incoming inflation and labor market data.

Based on the Company’s overall interest rate risk position, Management believes that increases in interest rates across the yield curve generally would have a favorable impact on the Company's net interest income, while declines in interest rates generally would have a negative impact on the Company’s net interest income. The ultimate impact to the Company’s net interest income of future changes in the FFTR will depend on several factors, including the mix in deposits between noninterest-bearing and interest-bearing deposits, the shape and steepness of the yield curve, customer demand for the Company’s lending and deposit products, the Company’s ability to manage deposit costs relative to changes in benchmark rates and yields on interest-earning assets, and the Company’s overall liquidity requirements.

Total Company net interest income was $85.7 million during the third quarter of 2026 compared to $77.0 million during the third quarter of 2025, representing an increase of $8.7 million, or 11%. Total Company NIM expanded 43 basis points to 5.08% for the third quarter of 2026 compared to 4.65% during the third quarter of 2025.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking net interest income totaled $62.3 million for the third quarter of 2026, an increase of $4.9 million, or 9%, from $57.4 million in the third quarter of 2025. Consistent with the prior two quarters, the increase was driven by a 29 basis point expansion in the Traditional Bank’s NIM to 4.18%, primarily reflecting a 29 basis point decline in funding costs over the same period.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the third quarter of 2025 and the third quarter of 2026 were as follows:

●	Traditional Banking average interest-earning cash declined to $302 million, with a weighted-average yield of 3.69% during the third quarter of 2026, compared to $477 million with a yield of 4.40% during the third quarter of 2025. The decline in average interest-earning cash balances reflected the strategic deployment of excess liquidity into loan growth and longer-duration investment securities, which provided more attractive yields than overnight liquidity alternatives tied to the FFTR.

●	Traditional Banking average investments increased to $919 million with a weighted-average yield of 4.11% during the third quarter of 2026, compared to $806 million with a yield of 4.07% during the third quarter of 2025. The increase in average balances and yield reflected the Company’s redeployment of excess liquidity into longer-term investment securities.

●	Traditional Banking average loans increased $125 million, or 3%, from $4.57 billion for the third quarter of 2025 to $4.70 billion for the third quarter of 2026. Concurrently, the weighted-average yield of the portfolio increased to 5.77% for the third quarter of 2026, an increase of 6 basis points from the 5.71% yield realized during the third quarter of 2025. Growth in average loan balances was driven primarily by strong demand across commercial lending categories. In addition, the continued reinvestment of cash flows from lower-yielding loan runoff into higher-yielding new loan originations, coupled with a favorable shift toward higher-spread lending categories, contributed to the increase in the portfolio’s weighted-average yield.

From 2024 through the first nine months of 2025, management maintained a more conservative loan pricing strategy, which contributed to lower origination volumes across most product categories. Beginning in the fourth quarter of 2025, management adopted a more competitive pricing approach, driving growth in average Traditional Banking loan balances during the fourth quarter of 2025 and first nine months of 2026.

Period-over-period comparisons of average loan balances and yields were adversely impacted by the sale of approximately $82 million of loans and lease financing receivables during the first quarter of 2026. These loans were transferred from held for investment to HFS in December 2025 and contributed an estimated 5 basis points to the Traditional Banking loan portfolio yield during the third quarter of 2025.

The Traditional Bank’s average cost of interest-bearing liabilities decreased 29 basis points from 2.08% during the third quarter of 2025 to 1.79% during the third quarter of 2026 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits decreased 33 basis points, from 2.32% during the third quarter of 2025 to 1.99% during the third quarter of 2026, while total average interest-bearing deposit balances increased $123 million, or 3%. Average balances benefited from a $162 million combined increase in money market and time deposit accounts, partially offset by a $59 million decline in brokered and reciprocal deposits. Notwithstanding the shift toward certain higher-cost funding categories, generally lower market rates and disciplined deposit pricing initiatives drove a meaningful reduction in the overall cost of deposits from the third quarter of 2025 to the third quarter of 2026.

●	Average FHLB advances declined $235 million, or 63%, from the third quarter of 2025 to the third quarter of 2026, while the weighted-average cost decreased 49 basis points to 3.84%. The decline reflected strategic balance sheet optimization, including the March 2026 prepayment of $220 million of higher-cost FHLB advances that carried a weighted-average rate of 4.57%. As a result, the Core Banking segment benefited from a notably lower borrowing cost structure during the second and third quarters of 2026, supporting net interest income growth and contributing to NIM expansion.

●	Average noninterest-bearing deposits declined $11 million, or 1%, from the third quarter of 2025 to the third quarter of 2026. The decline reflects the continued migration of client balances from noninterest-bearing accounts into interest-bearing deposit products, a trend that began in late 2022 amid elevated interest rates, periods of an inverted yield curve, and increased competition for deposits. Premium-rate checking and savings products have remained particularly attractive to both consumer and business clients in this environment.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

(II)	Warehouse Lending segment

Warehouse Lending net interest income decreased $94,000, or 2%, from the third quarter of 2025 to the third quarter of 2026.

Average outstanding Warehouse lines of credit increased $10 million, or 2%, from $575 million during the third quarter of 2025 to $585 million for the third quarter of 2026, while the weighted-average yield declined 69 basis points to 6.33%. Average committed Warehouse lines of credit increased to $1.19 billion during the third quarter of 2026 from $1.06 billion during the third quarter of 2025, while average line utilization decreased to 49% from 54% over the same period.

(III)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division increased $133,000, or 4%, from the third quarter of 2025 to the third quarter of 2026. As a result, RPS earned a yield of 3.76% on average deposit balances of $486 million during the third quarter of 2026, compared with a yield of 4.06% on average deposit balances of $324 million during the third quarter of 2025.

In June 2026, RPS onboarded a new prepaid card marketer-servicer program that maintained approximately $180 million of average deposits during the third quarter of 2026. These deposits are subject to a revenue-sharing arrangement, resulting in $1.1 million of interest expense during the third quarter of 2026.

The RPS segment’s largest marketer-servicer did not achieve the minimum contractual thresholds for average deposit balances in order to earn a revenue share for the third quarter of 2025 and 2026. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

(IV)	Republic Credit Solutions segment

RCS’s net interest income increased $4.3 million, or 35%, from the third quarter of 2025 to the third quarter of 2026, driven primarily by $3.2 million of net interest income growth within the RCS LOC II program. Marketing activity for LOC II product increased substantially during 2026, driving the overall growth in average outstanding balances.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 1 — Total Company Average Balance Sheets and Interest Rates

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$302,058	$2,808	3.69%	$476,681	$5,292	4.40%
Investment securities, including FHLB stock (a)	919,470	9,524	4.11	806,304	8,272	4.07

RCS LOC products (b)	56,201	16,121	113.80	45,764	12,123	105.10
Other RPG loans (c)	130,793	1,587	4.81	90,362	1,591	6.99
Outstanding Warehouse lines of credit	585,494	9,340	6.33	575,273	10,180	7.02
Traditional Banking loans (c)	4,695,106	68,311	5.77	4,569,970	65,781	5.71
Total loans (d)	5,467,594	95,359	6.92	5,281,369	89,675	6.74

Total interest-earning assets	6,689,122	107,691	6.39	6,564,354	103,239	6.24

Allowance for credit losses	(89,797)			(81,196)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	80,227			82,616
Premises and equipment, net	41,835			37,557
Bank owned life insurance	112,638			109,381
Other assets (a)	265,440			279,166
Total assets	$7,099,465			$6,991,878

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,846,012	$3,088	0.66%	$1,667,600	$2,600	0.62%
Money market accounts	1,598,487	9,749	2.42	1,490,557	10,969	2.92
Time deposits	518,084	4,603	3.52	463,657	4,363	3.73
Reciprocal money market and time deposits	297,578	1,996	2.66	334,939	2,763	3.27
Brokered deposits	101,126	1,172	4.60	122,172	1,399	4.54

Total interest-bearing deposits	4,361,287	20,608	1.87	4,078,925	22,094	2.15

SSUARs and other short-term borrowings	72,168	81	0.45	73,135	116	0.63
Federal Home Loan Bank advances	137,543	1,330	3.84	372,283	4,059	4.33

Total interest-bearing liabilities	4,570,998	22,019	1.91	4,524,343	26,269	2.30

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,235,277			1,254,609
Other liabilities	116,729			131,269
Stockholders’ equity	1,176,461			1,081,657
Total liabilities and stockholders’ equity	$7,099,465			$6,991,878

Net interest income		$85,672			$76,970

Net interest spread			4.48%			3.94%

Net interest margin			5.08%			4.65%

a)	For the purpose of this calculation, the fair value adjustment on debt securities is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	Average balance includes the principal balance of nonaccrual loans and loans HFS that are not carried at fair value and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table titled “Loan Fee Income” for detail of loan fees by reportable segment.

The amount of loan fee income can meaningfully impact total interest income, loan yields, NIM, and net interest spread. The following table illustrates loan fees recorded as interest income on loans by reportable segment:

Table 2 — Loan Fee Income

	Three Months Ended September 30,
(in thousands)	2026	2025

Traditional Banking	$1,907	$1,393
Warehouse Lending	360	364
Total Core Banking	2,267	1,757
Tax Refund Solutions	(393)	17
Republic Credit Solutions	16,121	12,123
Total Republic Processing Group	15,728	12,140

Total Loan Fees	$17,995	$13,897

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

Table 3 — Total Company Volume/Rate Variance Analysis

	Three Months Ended September 30, 2026
	Compared to
	Three Months Ended September 30, 2025
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(2,484)	$(1,720)	$(764)
Investment securities, including FHLB stock	1,252	1,171	81
RCS LOC products	3,998	2,933	1,065
Other RPG loans	(4)	581	(585)
Outstanding Warehouse lines of credit	(840)	178	(1,018)
Traditional Bank loans	2,530	1,815	715
Net change in interest income	4,452	4,958	(506)

Interest expense:

Transaction accounts	488	290	198
Money market accounts	(1,220)	754	(1,974)
Time deposits	240	493	(253)
Reciprocal money market and time deposits	(767)	(287)	(480)
Brokered deposits	(227)	(244)	17
SSUARs and other short-term borrowings	(35)	(2)	(33)
Federal Home Loan Bank advances	(2,729)	(2,314)	(415)
Net change in interest expense	(4,250)	(1,310)	(2,940)

Net change in net interest income	$8,702	$6,268	$2,434

Provision

For additional discussion regarding Provision and credit quality, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition.”

Total Company Provision was a net charge of $10.5 million for the third quarter of 2026 compared to a net charge of $2.0 million for the same period in 2025.

The most significant drivers of the fluctuation in Total Company Provision by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking Provision during the third quarter of 2026 was a net charge of $2.2 million compared to a net credit of $325,000 for the third quarter of 2025.

The net charge of $2.2 million for the third quarter of 2026 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge offs of $564,000, concentrated in small dollar overdrawn DDAs.

●	The Traditional Banking segment recorded a net charge to the Provision of $1.6 million during the third quarter of 2026, primarily reflecting the impact of a $38 million increase in period-end loan balances and a shift in portfolio composition toward categories with higher formula-related reserve requirements. CL&D loans were the primary driver of quarterly growth, increasing $43 million, and represented the largest contributor to the increase in required reserves.

The net credit of $325,000 for the third quarter of 2025 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge-offs of $251,000, concentrated in small-dollar overdrawn DDAs.

●	The Traditional Banking segment recorded a net credit to the Provision of $576,000 during the third quarter of 2025, primarily reflecting the impact of a $24 million decrease in period-end loan balances.

As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.39% as of September 30, 2026, compared to 1.40% as of December 31, 2025, and 1.28% as of September 30, 2025.

Based on information currently available, management believes the ACLL related to Traditional Banking loans was adequate as of September 30, 2026.

(II)	Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $192,000 for the third quarter of 2026 compared to a net credit of $154,000 for the same period in 2025. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $77 million during the third quarter of 2026 compared to a decrease of $62 million during the third quarter of 2025.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2026, December 31, 2025, and September 30, 2025.

Based on information currently available, management believes the ACLL related to Warehouse loans was adequate as of September 30, 2026.

(III)	Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to the Company’s ERA and RA products.

TRS recorded a net credit to the Provision of $550,000 during the third quarter of 2026 compared to a net credit of $1.5 million for the third quarter of 2025. As previously disclosed, TRS’s largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $859,000 of Provision recoveries to third quarter 2025 operating results.

TRS offered (i) its RA product during the first two months of 2026, along with its ERA product during December 2025 and the first two weeks of 2026 for the 2026 Tax Season and (ii) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season.

As is the case each year as of March 31st, the ACLL related to ERAs/RAs represented an estimate to be finalized during the second quarter when all uncollected ERAs/RAs are ultimately charged-off. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. ERAs/RAs subject to a loss guaranty arrangement that are recovered during the second half of each year are distributed to the guarantor.

Based on information currently available, management believes the ACLL related to TRS loans was adequate as of September 30, 2026.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segments” in this section of the filing.

(IV)	Republic Payment Solutions segment

There is no ACLL or Provision associated with the RPS segment, as its products primarily consist of prepaid debit card solutions.

(V)	Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $9.1 million during the third quarter of 2026 compared to a net charge of $4.0 million during the same period in 2025. RCS recorded net charge-offs of $5.2 million and $5.1 million during the third quarters of 2026 and 2025. The remainder of the Provision variance was attributable to changes in the general reserve allocations associated with fluctuations in outstanding balances by portfolio type. While period-end balances increased across both RCS LOC programs, growth in the segment’s LOC II product, which carries substantially higher provisioning requirements than the segment’s other lending products, drove the majority of the increase.

Although RCS loan products generally generate higher yields, they also carry greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the ACLL was 17.80% at September 30, 2026, compared to 17.15% at December 31, 2025, and 17.59% at September 30, 2025.

Based on information currently available, management believes the ACLL related to RCS loans was adequate as of September 30, 2026.

Table 4 — Republic Credit Solutions Provision by Product Type

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change

Product:
Lines of credit	$9,074	$3,980	$5,094	128%
Healthcare receivables	(6)	(11)	5	(45)
Total RCS provision	$9,068	$3,969	$5,099	128%

Table 5 — Summary of Loan and Lease Loss Experience

	Three Months Ended
	September 30,
(dollars in thousands)	2026	2025

ACLL at beginning of period	$87,767	$81,760

Charge-offs:

Traditional Banking:
Residential real estate	(34)	(51)
Commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	(370)	—
Lease financing receivables	—	—
Home equity	(25)	(3)
Consumer	(296)	(278)
Total Traditional Banking	(725)	(332)
Warehouse lines of credit	—	—
Total Core Banking	(725)	(332)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—
Other TRS loans	—	—
Republic Credit Solutions	(5,570)	(5,504)
Total Republic Processing Group	(5,570)	(5,504)
Total charge-offs	(6,295)	(5,836)

Recoveries:

Traditional Banking:
Residential real estate	13	5
Commercial real estate	—	—
Commercial & industrial	39	—
Lease financing receivables	18	—
Home equity	—	1
Consumer	91	75
Total Traditional Banking	161	81
Warehouse lines of credit	—	—
Total Core Banking	161	81

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	547	1,454
Other TRS commercial & industrial	3	14
Republic Payment Solutions	—	—
Republic Credit Solutions	396	369
Total Republic Processing Group	946	1,837

Total recoveries	1,107	1,918

Net loan recoveries (charge-offs)	(5,188)	(3,918)

Provision - Core Bank Loans	1,996	(479)
Provision - RPG Loans	8,518	2,502
Total Provision for All Loans	10,514	2,023
ACLL at end of period	$93,093	$79,865

Credit Quality Ratios - Total Company:

ACLL to total loans	1.73%	1.51%
ACLL to nonperforming loans	281	368
Net loan charge-offs (recoveries) to average loans	0.38	0.29

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.28%	1.16%
ACLL to nonperforming loans	202	278
Net loan charge-offs (recoveries) to average loans	0.04	0.02

Table 6 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Three Months Ended
	2026	2025

Traditional Banking:
Residential real estate:
Owner-occupied	0.01%	0.02%
Nonowner-occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Total commercial real estate	—	—
Construction & land development	—	—
Commercial & industrial	0.24	—
Lease financing receivables	(0.37)	—
Aircraft		—
Home equity	0.02	—
Consumer:
Credit cards	(0.57)	0.68
Overdrafts	102.27	74.02
Automobile loans	(0.99)	7.32
Other consumer	0.18	—
Total Traditional Banking	0.05	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.04	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	NM	NM
Other TRS commercial & industrial	NM	NM
Republic Payment Solutions	NM	NM
Republic Credit Solutions	13.53	16.93
Total Republic Processing Group	9.81	10.69
Total	0.38%	0.29%

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

The Company’s net charge-offs to average total Company loans increased from 0.29% during the third quarter of 2025 to 0.38% during the same period in 2026, as net charge-offs increased $1.3 million, or 32%, while average total Company loans increased $186 million, or 4%, over the same periods. The increase in Total Company net charge-offs from period to period was generally driven by a reduction in recoveries of previously charged-off loans within TRS. As previously noted, TRS’s largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $859,000 of Provision recoveries to third quarter 2025 operating results.

Noninterest Income

Total Company noninterest income increased $1.7 million, or 10%, during the third quarter of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest income increased $379,000, or 4%, from the third quarter of 2025 compared to the third quarter of 2026, primarily driven by the following:

Service charges on deposits increased $930,000, or 26%, primarily driven by higher volumes of activity-based fees, particularly insufficient funds and international margin fees. The Traditional Banking segment earns a substantial majority of its deposit service charge income from its overdraft service program, which assesses a per-item fee for each insufficient-funds check or electronic debit presented for payment. Total per-item overdraft fees, net of refunds, included in service charges on deposits were $2.3 million and $1.8 million for the third quarters of 2026 and 2025. Total daily overdraft charges, net of refunds, included in interest income were $457,000 and $312,000 for the third quarters of 2026 and 2025.

Mortgage Banking income decreased $842,000, or 41%, from the third quarter of 2025 to the third quarter of 2026, primarily due to lower fixed-rate loan origination activity driven by the adverse impact of rising long-term interest rates during the third quarter of 2026.

Interchange income, which represents fees earned from merchants for the acceptance of Republic-branded debit and credit cards, increased $479,000, or 16%, compared to the third quarter of 2025. Interchange income is influenced by transaction volume, average ticket size, card type, transaction channel (card-present versus card-not-present), merchant category, and other factors, and is reported net of credit card rewards expense accrued based on cardholder spending activity. The increase was primarily driven by customer expansion.

(II)	Republic Credit Solutions segment

RCS noninterest income, primarily consisting of program fees, increased $940,000, or 23%, during the third quarter of 2026 compared to the same period in 2025, reflecting higher sales volume from RCS’s installment loan and LOC II products.

Noninterest Expense

Total Company noninterest expense increased $34,000 during the third quarter of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest expense by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest expense decreased $1.2 million, or 3%, for the third quarter of 2026 compared to the same period in 2025, primarily driven by the following:

●	Salaries and benefits increased by a combined $239,000, or 1%, driven by a modest increase in health insurance claims.

●	Marketing and development expenses decreased $395,000, or 24%, primarily driven by elevated prior period spending associated with the Bank’s branding initiative launched during the third quarter of 2025.

●	Technology and interchange-related expenses decreased by a combined $634,000, or 7%, primarily due to cost savings realized under the Company’s new core operating system contract implemented in October 2025. The contract reduced ongoing technology and processing costs while enhancing operational capabilities.

(II)	Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $1.5 million, or 46%, during the third quarter of 2026 driven primarily by a $949,000, or 94%, increase in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period.

OVERVIEW (Nine months ended September 30, 2026, Compared to Nine months ended September 30, 2025)

Total Company net income for the first nine months of 2026 was $106.5 million, a decrease of $2.0 million, or 2%, from the same period in 2025. Diluted EPS was $5.44 for the first nine months of 2026, compared to $5.55 for the same period in 2025, a decrease of 2%.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(1)	Traditional Banking segment

●	Net income increased $12.4 million, or 25%, from the first nine months of 2025 to the same period in 2026.

●	Net interest income increased $14.9 million, or 9%, from the first nine months of 2025 to the same period in 2026.

●	Provision was a net charge of $2.8 million for the first nine months of 2026 compared to a net credit of $577,000 for the same period in 2025.

●	As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.39% as of September 30, 2026, compared to 1.40% as of December 31, 2025 and 1.28% as of September 30, 2025.

●	Noninterest income increased $1.6 million, or 4%, from the first nine months of 2025 to the first nine months of 2026, as results were impacted by the following notable items.

o	During December 2025, approximately $82 million of loans and leases were transferred from held for investment to HFS, as the Bank entered into an Asset Purchase Agreement to sell its St. Louis-based RBF operations. The sale was completed during the first quarter of 2026, resulting in a $5.8 million pre-tax gain, net of broker commissions.

o	During the first quarter of 2025, the Traditional Banking segment recorded a $4.1 million pre-tax gain on sale of Visa Class B-1 shares that had been carried at a zero book value since received in the 2008 Visa initial public offering.

o	During the first quarter of 2025, the Traditional Banking segment recorded a $1.6 million pre-tax insurance recovery related to a Marine Lending charge-off originally recognized in the third quarter of 2024.

●	Noninterest expense decreased $4.5 million, or 3%, from the first nine months of 2025 to the same period in 2026, as results were impacted by the following notable items.

o	During the first quarter of 2026, the Traditional Banking segment prepaid $220 million of long-term fixed-rate FHLB advances and incurred $2.3 million of pre-tax early termination penalties.

o	During the first nine months of 2025, primarily during the first quarter, the Traditional Banking segment recorded $6.0 million of pre-tax core system deconversion and consulting expenses.

●	Period-end Traditional Banking loans outstanding increased $148 million, or 3%, from December 31, 2025 to $4.69 billion as of September 30, 2026.

●	Nonperforming loans to total loans for the Traditional Banking segment was 0.70% as of September 30, 2026 compared to 0.52% as of December 31, 2025 and 0.47% as of September 30, 2025.

●	Delinquent loans to total loans for the Traditional Banking segment was 0.30% as of September 30, 2026 compared to 0.31% as of December 31, 2025 and 0.23% as of September 30,2025.

●	Period-end Traditional Banking deposits increased $222 million, or 5%, from December 31, 2025 to $4.99 billion as of September 30, 2026.

(II)Warehouse Lending segment

●	Net income increased $1.1 million, or 19%, from the first nine months of 2025 to the same period in 2026.

●	Net interest income increased $973,000, or 9%, from the first nine months of 2025 to the same period in 2026.

●	Provision was a net credit of $541,000 for the first nine months of 2026 compared to a net charge of $148,000 for the same period in 2025.

●	As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2026, December 31, 2025, and September 30, 2025.

●	Period-end Warehouse loans outstanding decreased $217 million, or 29%, from December 31, 2025 to $538 million as of September 30, 2026.

●	Average committed Warehouse lines of credit increased to $1.20 billion for the first nine months of 2026 from $1.01 billion for the first nine months of 2025, while average LOC usage decreased to 49% from 53% during the same period.

(III)Tax Refund Solutions segment

●	Net income decreased $12.1 million, or 52%, from the first nine months of 2025 to the same period in 2026.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $10.6 million of net income to the first nine months of 2025 operating results, consisting of: $17.9 million of net interest income, $5.9 million of Provision expense, $4.0 million of net RT fees, $2.4 million of noninterest expense, and $3.0 million of estimated income tax expense.

●	Net interest income decreased $19.0 million, or 63%, from the first nine months of 2025 to the same period in 2026.

●	Total ERA/RA volume declined $543 million, or 68%, from $802 million originated for the 2025 Tax Season to $259 million for the 2026 Tax Season. Total RA origination volume was $246 million during 2026 compared to $663 million during 2025, with originations for both periods occurring during the first quarter. Total ERA origination volume was $13 million during the 2026 Tax Season compared to $139 million during the 2025 Tax Season, with the majority of the originations occurring in December 2025 and December 2024.

●	Provision was a net charge of $3.7 million during the first nine months of 2026 compared to a net charge of $10.0 million for the same period in 2025.

●	Noninterest income decreased $3.5 million, or 20%, from the first nine months of 2025 to the same period in 2026.

●	Noninterest expense totaled $7.4 million for the first nine months of 2026 compared to $8.1 million for the same period in 2025.

(IV)Republic Payment Solutions segment

●	Net income decreased $1.3 million, or 17%, for the first nine months of 2026 compared to the same period in 2025.

●	Net interest income decreased $1.4 million, or 13%, for the first nine months of 2026 compared to the same period in 2025.

●	Noninterest income totaled $2.4 million for the first nine months of 2026 compared to $2.3 million for the first nine months of 2025.

●	Noninterest expense totaled $3.7 million for the first nine months of 2026 compared to $3.3 million for the first nine months of 2025.

●	Period-end RPS deposits increased $180 million, or 57%, from December 31, 2025 to $495 million as of September 30, 2026, driven primarily by the onboarding of a new prepaid card marketer-servicer relationship during June.

(V)Republic Credit Solutions segment

●	Net income decreased $2.1 million, or 10%, for the first nine months of 2026 compared to the same period in 2025.

●	Net interest income increased $6.4 million, or 17%, for the first nine months of 2026 compared to the same period in 2025.

●	Provision was a net charge of $19.5 million during the first nine months of 2026 compared to a net charge of $11.9 million for the same period in 2025.

●	As a percentage of total RCS loans, the RCS ACLL was 17.80% as of September 30, 2026, compared to 17.15% as of December 31, 2025 and 17.59% as of September 30, 2025.

●	Noninterest income increased $2.3 million, or 21%, from the first nine months of 2025 to the first nine months of 2026.

●	Noninterest expense totaled $12.4 million for the first nine months of 2026 compared to $8.7 million for the same period in 2025.

●	Period-end RCS loans outstanding increased $34 million, or 30%, from December 31, 2025 to $148 million as of September 30, 2026.

●	Nonperforming loans to total loans for the RCS segment was 0.10% as of September 30, 2026 compared to 0.14% as of December 31, 2025 and 0.12% as of September 30, 2025.

●	Delinquent loans to total loans for the RCS segment was 7.84% as of September 30, 2026 compared to 7.87% as of December 31, 2025 and 7.69% as of September 30, 2025.

RESULTS OF OPERATIONS (Nine months ended September 30, 2026, Compared to Nine months ended September 30, 2025)

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

On September 16, 2026, the FRB increased the FFTR by 25 basis points to a range of 3.75%-4.00%, marking the first rate increase since July 2023 and the first monetary policy move since December 2025. Policymakers continued to emphasize a data-dependent approach, with future policy decisions expected to be guided by incoming inflation and labor market data.

Based on the Company’s overall interest rate risk position, Management believes that increases in interest rates across the yield curve generally would have a favorable impact on the Company's net interest income, while declines in interest rates generally would have a negative impact on the Company’s net interest income. The ultimate impact to the Company’s net interest income of future changes in the FFTR will depend on several factors, including the mix in deposits between noninterest-bearing and interest-bearing deposits, the shape and steepness of the yield curve, customer demand for the Company’s lending and deposit products, the Company’s ability to manage deposit costs relative to changes in benchmark rates and yields on interest-earning assets, and the Company’s overall liquidity requirements.

Total Company net interest income was $257.8 million during the first nine months of 2026 compared to $255.9 million during the same period in 2025, representing a $2.0 million, or 1% increase. Total Company NIM was unchanged at 5.18% for the first nine months 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company net interest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking net interest income was $182.0 million for the first nine months of 2026, a $14.9 million, or 9%, increase from $167.1 million achieved for the first nine months of 2025. The increase in net interest income was primarily driven by a 31 basis point expansion in the Traditional Bank’s NIM to 4.15%.

Items of note impacting the Traditional Bank’s change in net interest income and NIM between the first nine months of 2025 and the first nine months of 2026 were as follows:

●	Traditional Banking average interest-earning cash declined to $301 million with a weighted-average yield of 3.69% during the first nine months of 2026, compared to $539 million with a yield of 4.44% during the first nine months of 2025. The decline in average interest-earning cash balances reflected the strategic deployment of excess liquidity into loan growth and longer-duration investment securities, which provided more attractive yields than overnight liquidity alternatives tied to the FFTR.

●	Traditional Banking average investments increased to $913 million with a weighted-average yield of 4.16% during the first nine months of 2026, compared to $705 million with a yield of 3.78% during the first nine months of 2025. The increase in average balances and yield reflected the Company’s redeployment of excess liquidity into longer-term investment securities.

●	From 2024 through the first nine months of 2025, management maintained a more conservative loan pricing strategy, which contributed to lower origination volumes across most product categories. Beginning in the fourth quarter of 2025, management adopted a more competitive pricing approach, driving growth in average Traditional Banking loan balances during the fourth quarter of 2025 and first nine months of 2026.

Traditional Banking average loans increased $76 million, or 2%, to $4.65 billion with a weighted-average yield of 5.69% for the first nine months of 2026, compared to $4.58 billion with a yield of 5.67% during the first nine months of 2025. Growth in average loan balances was driven primarily by strong demand across commercial lending categories. In addition, the continued reinvestment of cash flows from lower-yielding loan runoff into higher-yielding new loan originations, coupled with a favorable shift toward higher-spread lending categories, contributed to the increase in the portfolio’s weighted-average yield.

Period-over-period comparisons of average loan balances and yields were adversely impacted by the sale of approximately $82 million of loans and lease financing receivables during the first quarter of 2026. These loans were transferred from held for investment to HFS in December 2025 and contributed an estimated 5 basis points to the Traditional Banking loan portfolio yield during the first nine months of 2025.

The Traditional Bank’s average cost of interest-bearing liabilities decreased 38 basis points from 2.09% during the first nine months of 2025 to 1.71% during the first nine months of 2026 driven primarily by the following:

●	The weighted-average cost of total interest-bearing deposits decreased 32 basis points, from 2.31% during the first nine months of 2025 to 1.99% during the first nine months of 2026, while total average interest-bearing deposit balances increased $164 million, or 4%. Average interest-bearing deposit balances benefited from a $225 million combined increase in money market and time deposit accounts, partially offset by a $61 million decline in brokered deposits, reciprocal deposits, and interest-bearing transaction accounts. Notwithstanding the shift toward certain higher-cost funding categories, generally lower market rates and disciplined deposit pricing initiatives drove a meaningful reduction in the overall cost of deposits from the first nine months 2025 to the first nine months of 2026.

●	Average FHLB advances declined $181 million from the first nine months of 2025 to the first nine months of 2026, while the weighted-average cost decreased 26 basis points to 4.10%. The decline reflects strategic balance sheet optimization, including the March 2026 prepayment of $220 million of higher-cost FHLB advances that carried a weighted-average rate of 4.57%. As a result, the Core Banking segment benefited from a notably lower borrowing cost structure during the second and third quarters of 2026, supporting net interest income growth and contributing to NIM expansion.

●	Average noninterest-bearing deposits declined $10 million, or 1%, from the first nine months of 2025 to the first nine months of 2026. The decline reflects the continued migration of client balances from noninterest-bearing accounts into interest-bearing deposit products, a trend that began in late 2022 amid elevated interest rates, periods of an inverted yield curve, and increased competition for deposits. Premium-rate checking and savings products have remained particularly attractive to both consumer and business clients in this environment.

For additional discussion of the factors impacting interest-earning cash and deposit balances as well as deposit betas, see sections titled “Cash and Cash Equivalents” and “Deposits” in the “COMPARISON OF FINANCIAL CONDITION” section of the filing.

(II)	Warehouse Lending segment

Warehouse Lending net interest income increased $973,000, or 9%, from the first nine months of 2025 compared to the first nine months of 2026.

Average outstanding Warehouse lines of credit increased $58 million, or 11%, from $534 million during the first nine months of 2025 to $592 million for the first nine months of 2026, while the weighted-average yield declined 67 basis points to 6.33%. Average committed Warehouse lines of credit increased to $1.20 billion during the first nine months of 2026 from $1.01 billion during the first nine months of 2025, while average line utilization decreased to 49% from 53% over the same period.

(III)	Tax Refund Solutions segment

TRS’s net interest income decreased $19.0 million, or 63%, from the first nine months of 2025 to the first nine months of 2026. Loan-related interest and fees decreased $20.5 million, or 61%, for the first nine months of 2026, consistent with the 68% decline in total ERA/RA volume for the 2026 tax filing season.

As previously disclosed, TRS’ largest Tax Provider contract based on product volume and revenue was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $17.9 million in net interest income to the first nine months of 2025 operating results.

(IV)	Republic Payment Solutions segment

Net interest income from the Company’s prepaid card division decreased $1.4 million, or 13%, from the first nine months of 2025 to the first nine months of 2026. The decline in net interest income reflected a lower yield earned on the segment’s funding source consistent with the general overall decline in the FFTR between the first nine months of 2025 and 2026. As a result, RPS earned a yield of 3.71% on average deposit balances of $401 million during the first nine months of 2026, compared with a yield of 4.31% on average deposit balances of $349 million during the first nine months of 2025.

In June 2026, RPS onboarded a new prepaid card marketer-servicer program that maintained approximately $76 million of average deposits during the first nine months of 2026. These deposits are subject to a revenue-sharing arrangement, resulting in $1.3 million of interest expense during the first nine months of 2026.

The RPS segment’s largest marketer-servicer did not achieve the minimum contractual thresholds for average deposit balances in order to earn a revenue share for the first nine months of 2025 and 2026. At this time, Management is uncertain how much the revenue share component may be in the future, as deposit balances originated through this marketer-servicer are at levels near the thresholds necessary to achieve a revenue share, making a future revenue share possible, but not certain.

(V)	Republic Credit Solutions segment

RCS’s net interest income increased $6.4 million, or 17% from the first nine months of 2025 to the first nine months of 2026, driven primarily by $4.5 million of net interest income growth within the RCS LOC II program. Marketing activity for LOC II product increased substantially during 2026, driving the overall growth in average outstanding balances.

The following table presents average balances along with the related calculations of tax-equivalent net interest income, NIM and net interest spread for the related periods.

Table 7 — Total Company Average Balance Sheets and Interest Rates

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average		Average	Average		Average
(in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

ASSETS

Interest-earning assets:
Federal funds sold and other interest-earning deposits	$300,969	$8,311	3.69%	$538,644	$17,879	4.44%
Investment securities, including FHLB stock (a)	912,923	28,435	4.16	704,701	19,929	3.78

TRS Refund Advance loans (b)	29,407	12,127	55.14	99,988	33,332	44.57
RCS LOC products (b)	49,546	42,598	114.95	45,844	36,794	107.31
Other RPG loans (c)	118,472	6,338	7.15	107,723	5,137	6.38
Outstanding Warehouse lines of credit	591,909	28,044	6.33	533,979	27,973	7.00
Traditional Bank loans (c)	4,653,597	198,156	5.69	4,577,673	194,236	5.67
Total loans (d)	5,442,931	287,263	7.06	5,365,207	297,472	7.41

Total interest-earning assets	6,656,823	324,009	6.51	6,608,552	335,280	6.78

Allowance for credit loss	(90,329)			(96,320)

Noninterest-earning assets:
Noninterest-earning cash and cash equivalents	104,046			198,110
Premises and equipment, net	40,509			34,458
Bank owned life insurance	111,890			108,472
Other assets (a)	275,326			275,358
Total assets	$7,098,265			$7,128,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

Interest-bearing liabilities:
Transaction accounts	$1,740,261	$6,990	0.54%	$1,700,931	$7,824	0.61%
Money market accounts	1,571,985	28,169	2.40	1,415,628	30,627	2.89
Time deposits	511,331	13,693	3.58	440,808	12,503	3.79
Reciprocal money market and time deposits	307,632	6,111	2.66	316,771	7,863	3.32
Brokered deposits	106,528	3,599	4.52	193,373	6,505	4.50

Total interest-bearing deposits	4,237,737	58,562	1.85	4,067,511	65,322	2.15

SSUARs and other short-term borrowings	81,264	259	0.43	89,755	393	0.59
Federal Home Loan Bank advances	239,938	7,362	4.10	420,476	13,705	4.36

Total interest-bearing liabilities	4,558,939	66,183	1.94	4,577,742	79,420	2.32

Noninterest-bearing liabilities and Stockholders’ equity:
Noninterest-bearing deposits	1,260,913			1,355,572
Other liabilities	124,612			141,767
Stockholders’ equity	1,153,801			1,053,549
Total liabilities and stock-holders’ equity	$7,098,265			$7,128,630

Net interest income		$257,826			$255,860

Net interest spread			4.57%			4.46%

Net interest margin			5.18%			5.18%

a)	For the purpose of this calculation, the fair value adjustment on debt securities is included as a component of other assets.
b)	Interest income is composed either entirely or predominantly of loan fees. See the following table titled “Loan Fee Income.”
c)	Average balance includes the principal balance of nonaccrual loans and loans HFS that are not carried at fair value and are inclusive of all loan premiums, discounts, fees and costs.
d)	See the following table titled “Loan Fee Income” for detail of loan fees by reportable segment.

The following table illustrates loan fees recorded as interest income on loans by reportable segment:

Table 8 — Loan Fee Income

	Nine Months Ended September 30,
(in thousands)	2026	2025

Traditional Banking	$4,475	$4,051
Warehouse Lending	1,117	1,043
Total Core Banking	5,592	5,094
Tax Refund Solutions	13,212	33,717
Republic Credit Solutions	42,598	36,794
Total Republic Processing Group	55,810	70,511

Total Loan Fees	$61,402	$75,605

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

Table 9 — Total Company Volume/Rate Variance Analysis

	Nine Months Ended September 30, 2026
	Compared to
	Nine Months Ended September 30, 2025
	Total Net	Increase / (Decrease) Due to
(in thousands)	Change	Volume	Rate

Interest income:

Federal funds sold and other interest-earning deposits	$(9,568)	$(6,929)	$(2,639)
Investment securities, including FHLB stock	8,506	6,333	2,173
TRS Refund Advance loans	(21,205)	(27,704)	6,499
RCS LOC products	5,804	3,083	2,721
Other RPG loans	1,201	541	660
Outstanding Warehouse lines of credit	71	2,880	(2,809)
Traditional Banking loans	3,920	3,230	690
Net change in interest income	(11,271)	(18,566)	7,295

Interest expense:

Transaction accounts	(834)	177	(1,011)
Money market accounts	(2,458)	3,156	(5,614)
Time deposits	1,190	1,918	(728)
Reciprocal money market and time deposits	(1,752)	(221)	(1,531)
Brokered deposits	(2,906)	(2,934)	28
SSUARs and other short-term borrowings	(134)	(34)	(100)
Federal Home Loan Bank advances	(6,343)	(5,580)	(763)
Net change in interest expense	(13,237)	(3,518)	(9,719)

Net change in net interest income	$1,966	$(15,048)	$17,014

Provision

For additional discussion regarding Provision and credit quality, see the sections titled “Allowance for Credit Losses on Loans” and “Asset Quality” in this section of the filing under “Comparison of Financial Condition.”

Total Company Provision was a net charge of $25.5 million for the first nine months of 2026 compared to a net charge of $21.5 million for the same period in 2025.

The most significant drivers of the fluctuation in Total Company Provision by reportable segment were as follows:

(I)Traditional Banking segment

The Traditional Banking Provision during the first nine months of 2026 was a net charge of $2.8 million compared to a net credit of $577,000 for the first nine months of 2025.

The net charge of $2.8 million for the first nine months of 2026 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge offs of $980,000 concentrated in small dollar overdrawn DDAs.

●	The Traditional Banking segment recorded a net charge to the Provision of $1.8 million during the first nine months 2026, primarily reflecting a $148 million increase in period-end loan balances and a shift in portfolio composition toward categories with higher formula-related reserve requirements, such as CL&D loans.

The net credit of $577,000 for the first nine months of 2025 was primarily driven by the following:

●	The Traditional Banking segment recorded net charge-offs of $701,000, concentrated in small dollar overdrawn DDAs.

●	Traditional Banking period-end loan balances decreased $11 million, or less than 1%, during the first nine months of 2025, as the portfolio continued to shift toward loan categories with higher reserve requirements.

●	During the second quarter of 2025, as a practical expedient, the Company established a minimum loan balance threshold for assessing credit impairment, resulting in a $518,000 credit to Provision.

●	During the first quarter of 2025, approximately $5 million of consumer credit card loans were transferred from held for investment to HFS, resulting in a $414,000 credit to Provision. The sale was completed during the second quarter of 2025.

As a percentage of total Traditional Banking loans, the Traditional Banking ACLL was 1.39% as of September 30, 2026, compared to 1.40% as of December 31, 2025 and 1.28% as of September 30, 2025.

Based on information currently available, management believes the ACLL related to Traditional Banking loans was adequate as of September 30, 2026.

(II)Warehouse Lending segment

Warehouse recorded a net credit to the Provision of $541,000 for the first nine months of 2026 compared to a net charge of $148,000 for the same period in 2025. Provision for both periods reflected changes in general reserves consistent with changes in outstanding period-end balances. Outstanding Warehouse period-end balances decreased $217 million during the first nine months of 2026 compared to an increase of $59 million during the first nine months of 2025.

As a percentage of total Warehouse outstanding balances, the Warehouse ACLL was 0.25% as of September 30, 2026, December 31, 2025, and September 30, 2025.

Based on information currently available, management believes the ACLL related to Warehouse loans was adequate as of September 30, 2026.

(III)	Tax Refund Solutions segment

Substantially all TRS Provision in both periods was related to the Company’s ERA and RA products.

TRS offered (i) its RA product during the first two months of 2026, along with its ERA product during December 2025 and the first two weeks of 2026 for the 2026 Tax Season and (ii) its RA product during the first two months of 2025, along with its ERA product during December 2024 and the first two weeks of 2025 for the 2025 Tax Season.

As is the case each year as of March 31st, the ACLL related to ERAs/RAs represented an estimate to be finalized during the second quarter when all uncollected ERAs/RAs are ultimately charged-off. The final charge-offs posted during the second quarter of a calendar year can be different (higher or lower) than the Company’s March 31st Provision estimate based on actual paydowns received during the second quarter. ERAs/RAs collected during the second half of each year are recorded as recoveries of previously charged-off loans unless they are covered under a loss guaranty arrangement. ERAs/RAs subject to a loss guaranty arrangement that are recovered during the second half of each year are distributed to the guarantor.

TRS recorded a net charge to the Provision of $3.7 million during the first nine months of 2026 compared to a net charge of $10.0 million for the same period in 2025. As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season (which began in December 2025). In total, this relationship contributed $5.9 million of Provision expense to the first nine months of 2025 operating results.

As of September 30, 2026, TRS’s blended incurred loss rate for both guaranteed and unguaranteed ERAs/RAs, was 2.02% of the $259 million in total RAs and ERAs originated during December 2025 and the first two months of 2026. In June 2026, the Company charged off all unpaid TRS loans which equated to 2.12% of total originations.

As of September 30, 2025, TRS’s blended incurred loss rate for both guaranteed and unguaranteed ERAs/RAs, was 2.66% of the $802 million in total RAs and ERAs originated during December 2024 and the first two months of 2025. In June 2025, the Company charged off all unpaid TRS loans which equated to 2.81% of total originations. The final loss rate of unguaranteed RAs/ERAs for the 2025 Tax Season was 2.56% of originations.

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

Based on information currently available, management believes the ACLL related to TRS loans was adequate as of September 30, 2026.

See additional detail regarding ERAs/RAs under the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” and “Business Segment Composition” in this section of the filing.

(IV)	Republic Payment Solutions segment

There is no ACLL or Provision associated with the RPS segment, as its products primarily consist of prepaid debit card solutions.

(V)Republic Credit Solutions segment

As illustrated in the following table, RCS recorded a net charge to the Provision of $19.5 million during the first nine months of 2026 compared to a net charge of $11.9 million during the same period in 2025. RCS recorded net charge-offs of $12.7 million during the first nine months of 2026 compared to $13.0 million during the first nine months of 2025. The remainder of the Provision variance was attributable to changes in the general reserve allocations associated with fluctuations in outstanding balances by portfolio type. While period-end balances increased across both RCS LOC programs, growth in the segment’s LOC II product, which carries substantially higher provisioning requirements than the segment’s other lending products, drove the majority of the increase.

Although RCS loan products generally generate higher yields, they also entail greater credit risk than Traditional Banking loan products. As a percentage of total RCS loans, the ACLL was 17.80% at September 30, 2026, compared to 17.15% at December 31, 2025, and 17.59% at September 30, 2025.

Based on information currently available, management believes the ACLL related to RCS loans was adequate as of September 30, 2026.

Table 10 — Republic Credit Solutions Provision by Product Type

	Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change

Product:
Lines of credit	$19,444	$11,955	$7,489	63%
Healthcare receivables	52	(36)	88	NM
Total RCS provision	$19,496	$11,919	$7,577	64%

Table 11 — Summary of Loan and Lease Loss Experience

	Nine Months Ended
	September 30,
(dollars in thousands)	2026	2025

ACLL at beginning of period	$85,352	$91,978

Charge-offs:

Traditional Banking:
Residential real estate	(99)	(80)
Commercial & industrial	(370)	(18)
Lease financing receivables	(1)	(138)
Home equity	(47)	(3)
Consumer	(1,049)	(834)
Total Traditional Banking	(1,566)	(1,073)
Warehouse lines of credit	—	—
Total Core Banking	(1,566)	(1,073)

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	(6,367)	(24,893)
Other TRS commercial & industrial	(72)	(165)
Republic Credit Solutions	(13,750)	(14,142)
Total Republic Processing Group	(20,189)	(39,200)
Total charge-offs	(21,755)	(40,273)

Recoveries:

Traditional Banking:
Residential real estate	80	68
Commercial real estate	4	3
Commercial & industrial	69	—
Lease financing receivables	61	22
Home equity	66	28
Consumer	304	252
Total Traditional Banking	584	373
Warehouse lines of credit	—	—
Total Core Banking	584	373

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	2,356	5,153
Other TRS commercial & industrial	5	17
Republic Payment Solutions	—	—
Republic Credit Solutions	1,100	1,099
Total Republic Processing Group	3,461	6,269
Total recoveries	4,045	6,642

Net loan charge-offs	(17,710)	(33,631)

Provision - Core Banking	2,209	(429)
Provision - RPG	23,242	21,947
Total Provision	25,451	21,518
ACLL at end of period	$93,093	$79,865

Credit Quality Ratios - Total Company:

ACLL to total loans	1.73%	1.51%
ACLL to nonperforming loans	281	368
Net loan charge-offs to average loans	0.44	0.84

Credit Quality Ratios - Core Banking:

ACLL to total loans	1.28%	1.16%
ACLL to nonperforming loans	202	278
Net loan charge-offs to average loans	0.03	0.02

Table 12 — Annualized Net Loan Charge-offs (Recoveries) to Average Loans by Loan Category

	Net Loan Charge-Offs (Recoveries) to Average Loans
	Nine Months Ended
	September 30,
	2026	2025

Traditional Banking:
Residential real estate:
Owner occupied	—%	—%
Nonowner occupied	—	—
Commercial real estate:
Owner-occupied	—	—
Nonowner-occupied	—	—
Multi-Family	—	—
Construction & land development	—	—
Commercial & industrial	0.07	—
Lease financing receivables	(0.40)	0.16
Aircraft	—	—
Home equity	(0.01)	(0.01)
Consumer:
Credit cards	(0.17)	0.61
Overdrafts	120.49	79.84
Automobile loans	(1.12)	—
Other consumer	0.49	0.05
Total Traditional Banking	0.03	0.02
Warehouse lines of credit	—	—
Total Core Banking	0.03	0.02

Republic Processing Group:
Tax Refund Solutions:
Refund Advances*	17.58	25.42
Other TRS commercial & industrial	1.69	1.22
Republic Payment Solutions	NM	NM
Republic Credit Solutions	12.12	13.94
Total Republic Processing Group	11.33	17.36
Total	0.44%	0.84%

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

The Company’s net charge-offs to average total Company loans decreased from 0.84% during the first nine months of 2025 to 0.44% during the first nine months of 2026, as net charge-offs declined $15.9 million, or 47%, while average total Company loans increased $78 million, or 1%, over the same periods. The decline in Total Company net charge-offs was primarily attributable to the nonrenewal of TRS’s largest Tax Provider contract by product volume, as well as lower ERA and RA funding activity. In total, this relationship contributed $5.9 million of Provision to 2025 operating results.

Noninterest Income

Total Company noninterest income increased $424,000, or 1%, during the first nine months of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest income by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest income increased $1.6 million, or 4%, from the first nine months of 2025 to the same period in 2026, as results were impacted by the following notable infrequent or nonrecurring items.

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

Service charges on deposits increased $1.9 million, or 18%, primarily driven by higher volumes of activity-based fees, particularly insufficient funds and international margin fees. The Traditional Banking segment earns a substantial majority of its deposit service charge income from its overdraft service program, which assesses a per-item fee for each insufficient-funds check or electronic debit presented for payment. Total per-item overdraft fees, net of refunds, included in service charges on deposits were $6.7 million and $5.3 million for the first nine months of 2026 and 2025. Total daily overdraft charges, net of refunds, included in interest income were $1.1 million and $894,000 for the first nine months of 2026 and 2025.

Mortgage Banking income decreased $935,000, or 16%, from the first nine months of 2025 to the first nine months of 2026, primarily due to lower fixed-rate loan origination activity resulting from the adverse impact of rising long-term interest rates, particularly during the third quarter of 2026.

Interchange income, which represents fees earned from merchants for the acceptance of Republic-branded debit and credit cards, increased $707,000, or 8%, compared to the first nine months of 2025. Interchange income is influenced by transaction volume, average ticket size, card type, transaction channel (card-present versus card-not-present), merchant category, and other factors, and is reported net of credit card rewards expense accrued based on cardholder spending activity. The increase was primarily driven by customer growth.

(II)	Tax Refund Solutions segment

TRS’s noninterest income decreased $3.5 million, or 20%, from $17.8 million for the first nine months 2025 to $14.3 million for the first nine months of 2026. As previously disclosed, TRS’ largest Tax Provider contract based on product volume was not renewed for the 2026 Tax Season. In total, this relationship contributed $4.0 million of net RT fees during the first nine months of 2025.

For a discussion of factors affecting the comparison of TRS’s results of operations for the first nine months of 2026 and 2025, see
“OVERVIEW (Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025) – Tax Refund Solutions.”

(III)	Republic Credit Solutions segment

RCS noninterest income, primarily consisting of program fees, increased $2.3 million, or 21%, during the first nine months of 2026 compared to the same period in 2025, reflecting higher sales volume from RCS’s installment loan and LOC II products.

Noninterest Expense

Total Company noninterest expense decreased $997,000, or 1%, during the first nine months of 2026 compared to the same period in 2025.

The most significant drivers of the fluctuation in Total Company noninterest expense by reportable segment were as follows:

(I)	Traditional Banking segment

Traditional Banking noninterest expense decreased $4.5 million, or 3%, during the first nine months of 2026 compared to the same period in 2025, as results were impacted by the following notable infrequent or nonrecurring items:

●	During March 2026, the Traditional Banking segment prepaid $220 million of long-term fixed-rate FHLB advances and incurred $2.3 million of pre-tax early termination penalties, which were recorded in noninterest expense. The prepaid advances carried a weighted-average cost of 4.57% and were prepaid as part of management’s proactive balance sheet optimization and interest rate risk management strategy.

●	During the first nine months of 2025, primarily during the first quarter, the Traditional Banking segment recorded $6.0 million of pre-tax core system deconversion and consulting expenses. Approximately $4.1 million related to contract negotiation assistance from a third-party consultant and was based on a percentage of anticipated savings over the five-year term of the new contract. The remaining $1.9 million of expense related to data conversion from the legacy core system and the integration of multiple secondary systems into the new core platform, which went live in October 2025.

Salaries and employee benefits expenses increased $754,000, or 1%, primarily due to annual merit increases combined with higher estimated bonus-related expenses, which were partially offset by a decline in healthcare claims.

Technology and interchange-related expenses decreased by a combined $1.6 million, or 6%, primarily due to cost savings realized under the Company’s new core operating system contract implemented in October 2025. The contract reduced ongoing technology and processing costs while enhancing operational capabilities.

(II)	Republic Credit Solutions segment

Noninterest expense at the RCS segment increased $3.7 million, or 43%, during the first nine months of 2026 compared to the same period in 2025, driven primarily by a $2.8 million, increase in marketing and development expenses, which generally fluctuate in-line with overall origination volume. Under the terms of the Company’s contract with its LOC II marketer-servicer, RCS reimburses the marketer-servicer a certain dollar amount for marketing costs based on each new product originated during the period.

COMPARISON OF FINANCIAL CONDITION AS OF SEPTEMBER 30, 2026, AND DECEMBER 31, 2025

Overview

Total period-end assets increased $40 million to $7.08 billion at September 30, 2026, from $7.04 billion at December 31, 2025, driven primarily by a $179 million increase in cash and cash equivalents, partially offset by a combined $109 million decline in total loans and loans HFS.

Total period-end liabilities decreased $22 million to $5.92 billion at September 30, 2026, from $5.94 billion at December 31, 2025, as $387 million of deposit growth was substantially offset by a $379 million decline in FHLB advances and a $19 million decline in SSUAR accounts.

Stockholders’ equity increased $62 million, or 6%, to $1.16 billion at September 30, 2026, from $1.10 billion at December 31, 2025. The increase was driven primarily by net income of $106.5 million, partially offset by cash dividends declared and a decline in AOCI during the first nine months of 2026. The decline in AOCI reflected changes in the interest rate environment and the related negative impact on the valuation of the AFS debt securities portfolio.

Cash and Cash Equivalents

Cash and cash equivalents include cash, deposits with other financial institutions with original maturities of less than 90 days, and federal funds sold. The Company held $399 million in cash and cash equivalents at September 30, 2026, compared to $220 million at December 31, 2025, with the increase primarily driven by the cash received from the onboarding of a new RPS prepaid card marketer-servicer deposit relationship in June 2026.

Average interest-earning cash and cash equivalents totaled $301 million during the first nine months of 2026, compared to $539 million during the first nine months of 2025, reflecting the Company's continued deployment of excess liquidity into investment securities.

Cash held at the FRB earns interest on balances exceeding required reserves and generated a weighted-average yield of 3.69% during the first nine months of 2026, compared to 4.44% during the first nine months of 2025, reflecting the decline in the FFTR. Cash held within the Bank's banking centers and ATM/ITM network does not earn interest.

Investment Securities

Table 13 — Purchases of Investment Securities

	Nine Months Ended September 30, 2026
	Purchase	Yield to	Estimated Weighted
(dollars in thousands)	Cost	Maturity	Average Life

Purchases by Class for the Three Months Ended March 31, 2026
U.S. Government Agencies	$84,901	4.07%	1.76	yrs
Mortgage-backed securities - residential	62,811	4.42	5.72
Total	$147,712	4.22%	3.44	yrs

Purchases by Class for the Three Months Ended June 30, 2026
U.S. Government Agencies	$10,000	4.30%	0.35	yrs
Mortgage-backed securities - residential	44,487	4.77	15.56
Total	$54,487	4.68%	12.77	yrs

Purchases by Class for the Three Months Ended September 30, 2026
U.S. Government Agencies	$24,453	4.61%	2.04	yrs
Mortgage-backed securities - residential	34,994	4.95	3.99	yrs
Total	$59,447	4.81%	3.19	yrs

Total Purchases for the Nine Months Ended September 30, 2026	$261,646	4.31%	4.13	yrs

Republic’s period-end investment portfolio decreased approximately $6 million, or 1%, from December 31, 2025 to September 30, 2026. Since the fourth quarter of 2024, the Company has strategically shifted a portion of its interest-earning cash balances into investment securities to capitalize on a more favorable yield curve and higher available yields, enhancing the portfolio’s overall yield profile.

The Company's investment securities strategy is influenced by economic and market conditions, loan demand, deposit composition, and liquidity needs. Investment positioning through the remainder of 2026 and beyond will depend on a variety of factors, including the Company's current and projected liquidity levels, customer demand for loan and deposit products, overall interest rate risk profile, the shape of the yield curve and prevailing interest rate environment, and expectations for future short-term and long-term interest rates.

Federal Home Loan Bank Stock

FHLB stock holdings declined $15 million, or 45%, from December 31, 2025, to September 30, 2026, primarily reflecting lower outstanding FHLB borrowings. As FHLB members are required to hold FHLB stock in proportion to their borrowing levels, FHLB stock balances generally fluctuate with borrowing activity from period to period.

Loans

Table 14 — Loan Portfolio Composition

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change

Traditional Banking:
Residential real estate:
Owner-occupied	$1,048,995	$1,040,080	$8,915	1%
Nonowner-occupied	275,690	283,246	(7,556)	(3)
Commercial real estate:
Owner-occupied	713,901	666,948	46,953	7
Nonowner-occupied	832,094	799,420	32,674	4
Multi-family	347,108	331,370	15,738	5
Construction & land development	258,116	238,455	19,661	8
Commercial & industrial	542,480	528,873	13,607	3
Lease financing receivables	21,259	20,523	736	4
Aircraft*	199,248	203,120	(3,872)	(2)
Home equity	436,148	413,638	22,510	5
Consumer:
Credit cards	11,860	10,711	1,149	11
Overdrafts	876	971	(95)	(10)
Automobile loans	815	738	77	10
Other consumer	5,362	8,204	(2,842)	(35)
Total Traditional Banking	4,693,952	4,546,297	147,655	3
Warehouse lines of credit*	537,585	754,090	(216,505)	(29)
Total Core Banking	5,231,537	5,300,387	(68,850)	(1)

Republic Processing Group*:
Tax Refund Solutions:
Refund Advances	—	12,924	(12,924)	(100)
Other TRS commercial & industrial	309	19,473	(19,164)	(98)
Republic Payment Solutions	6,445	—	6,445	100
Republic Credit Solutions	147,858	113,545	34,313	30
Total Republic Processing Group	154,612	145,942	8,670	6

Total loans**	5,386,149	5,446,329	(60,180)	(1)
Allowance for credit losses	(93,093)	(85,352)	(7,741)	9

Total loans, net	$5,293,056	$5,360,977	$(67,921)	(1)%

*Identifies loans to borrowers located primarily outside of the Bank’s market footprint.

**Total loans are presented inclusive of premiums, discounts and net loan origination fees and costs.

Total Company period-end gross loans decreased by $60 million, or 1%, during the first nine months of 2026 to $5.39 billion as of September 30, 2026. The most significant components comprising the change in loans by reportable segment follow:

(I)	Traditional Banking segment

Traditional Banking period-end loan balances increased $148 million, or 3%, from December 31, 2025, to September 30, 2026, driven primarily by growth in the CRE, HELOC, CL&D, and C&I portfolios. Growth within the CRE and C&I portfolios was generally attributable to reduced internal pricing restrictions implemented in response to competitive market conditions.

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

Outstanding Warehouse period-end balances decreased $217 million, or 29%, from December 31, 2025, to September 30, 2026.

Average outstanding Warehouse lines of credit increased $58 million, or 11%, from $534 million during the first nine months of 2025 to $592 million for the first nine months of 2026, while the weighted-average yield declined 67 basis points to 6.33%. Average committed Warehouse lines of credit increased to $1.20 billion during the first nine months of 2026 from $1.01 billion during the first nine months of 2025, while average line utilization decreased to 49% from 53% over the same period.

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

TRS loan balances as of December 31, 2025 included $13 million of ERAs originated during December 2025 and $19 million of short-term, C&I loans to Tax Providers to support seasonal cash-flow needs. As of June 30, 2026, all ERA and RA balances were either paid down to $0 or charged-off in line with the Company’s charge-off policy.

(IV)	Republic Credit Solutions segment

Outstanding period-end RCS balances increased $34 million, or 30%, to $148 million as of September 30, 2026, reflecting increased origination volume, primarily from the LOC II program and one healthcare receivable product.

(V)	Republic Payment Solutions segment

As of September 30, 2026, RPS loan balances consisted entirely of $6 million of deposit-secured consumer credit card receivables.

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

The Company’s ACLL increased to $93 million at September 30, 2026, compared to $85 million at December 31, 2025, with the total Company ACLL as a percentage of total loans increasing to 1.73% as of September 30, 2026, compared to 1.57% as of December 31, 2025.

The most significant components comprising the change in ACLL by reportable segment follow:

(I)	Traditional Banking segment

Traditional Banking loan balances increased $148 million during the first nine months of 2026, while the related ACLL increased $2 million to $65 million at September 30, 2026. As a percentage of total Traditional Banking loans, the ACLL declined to 1.39% at September 30, 2026 from 1.40% at December 31, 2025. During 2026, the Traditional Banking ACLL benefited from a favorable shift in portfolio composition.

(II)	Warehouse Lending segment

The Warehouse ACLL decreased $541,000, or 29%, to $1.3 million, while the Warehouse ACLL as a percentage to total Warehouse loans remained at 0.25% when comparing September 30, 2026 to December 31, 2025. Outstanding Warehouse period-end balances decreased $217 million, or 29%, from December 31, 2025 to September 30, 2026. As of September 30, 2026, the Warehouse ACLL remained entirely qualitative in nature, with no adjustments required to the qualitative reserve percentage required for the first nine months of 2026.

(III)Tax Refund Solutions segment

The TRS ACLL decreased by $332,000 from December 31, 2025 to $1,000 as of September 30, 2026. Consistent with the short-duration nature of the ERA product, these balances were fully resolved by June 30, 2026 through repayment or charge-off in accordance with the Company's charge-off policy.

(IV)	Republic Credit Solutions segment

The RCS ACLL increased $7 million, or 35%, to $26 million as of September 30, 2026, driven primarily by the increase in the LOC II period-end loan balances.

As of September 30, 2026, RCS maintained ACLL coverage for two distinct credit lines: 1) LOC products and 2) healthcare receivables. At period-end, the ACLL-to-total-loans ratio ranged from 0.25% for healthcare receivables to 70.63% for LOC products, with the lower reserve requirement for the healthcare receivables reflecting the lower risk resulting from the recourse available through RCS’s third-party service providers.

While RCS loans generally generate higher yields than Traditional Banking products, they also carry higher credit risk. As a result, the RCS ACLL as a percentage of total RCS loans was 17.80% at September 30, 2026, compared to 17.15% at December 31, 2025 and 17.59% at September 30, 2025. Changes in the segment’s loan mix, including growth in products with higher loss expectations, continued to influence reserve levels.

(V)	Republic Payment Solutions segment

There is no ACLL or Provision for RPS, as the segment primarily offers prepaid and debit solutions to consumers.

The following table sets forth management’s allocation of the ACLL by loan class. The allocation reflects management’s assessment of prevailing economic conditions, historical loss experience, forecasts for unemployment and vacancy rates, and various other life-of-loan and forward-looking considerations, as well as qualitative factors.

Table 15 — Management’s Allocation of the Allowance for Credit Losses on Loans

	September 30, 2026			December 31, 2025
		Percent of	Percent of		Percent of	Percent of
		Loans to	ACLL to		Loans to	ACLL to
		Total	Total		Total	Total
(dollars in thousands)	ACLL	Loans*	Loan Class	ACLL	Loans*	Loan Class*

Traditional Banking:
Residential real estate:
Owner-occupied	$10,803	20%	1.03%	$10,844	20%	1.04%
Nonowner-occupied	3,354	5	1.22	3,542	5	1.25
Commercial real estate
Owner-occupied	7,970	13	1.12	7,207	12	1.08
Nonowner-occupied	12,174	16	1.46	11,690	15	1.46
Multi-Family	2,938	6	0.85	2,860	6	0.86
Total commercial real estate	23,082	35	1.22	21,757	33	1.21
Construction & land development	8,656	5	3.35	8,117	4	3.40
Commercial & industrial	7,498	10	1.38	7,403	10	1.40
Lease financing receivables	409	—	1.92	718	—	3.50
Aircraft	498	4	0.25	507	4	0.25
Home equity	9,138	8	2.10	8,629	8	2.09
Consumer:
Credit cards	974	—	8.21	957	—	8.93
Overdrafts	875	—	99.89	971	—	100.00
Automobile loans	—	—	—	—	—	—
Other consumer	143	—	2.67	217	—	2.65
Total Traditional Banking	65,430	87	1.39	63,662	84	1.40
Warehouse lines of credit	1,341	10	0.25	1,882	14	0.25
Total Core Banking	66,771	97	1.28	65,544	98	1.24

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	296	—	2.29
Other TRS commercial & industrial	1	—	0.32	37	—	0.19
Republic Payment Solutions	—	—	—	—	—	—
Republic Credit Solutions	26,321	3	17.80	19,475	2	17.15
Total Republic Processing Group	26,322	3	17.02	19,808	2	13.57
Total	$93,093	100	1.73%	$85,352	100%	1.57%

*See the Table titled “Loan Portfolio Composition” in this section of the report for loan portfolio balances. Values of less than 50 bps in the table above are rounded down to zero.

Management believes, based on information presently available, that it has adequately provided for loan and lease credit losses as of September 30, 2026.

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

Table 16 — Classified and Special Mention Loans

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change

Loss	$—	$—	$—	—%
Doubtful	—	—	—	—
Substandard	53,119	50,289	2,830	6
PCD - Substandard	668	818	(150)	(18)
Total Classified Loans	53,787	51,107	2,680	5

Special Mention	31,048	35,754	(4,706)	(13)
PCD - Special Mention	—	—	—	—
Total Special Mention Loans	31,048	35,754	(4,706)	(13)

Total Classified and Special Mention Loans	$84,835	$86,861	$(2,026)	(2)%

Nonperforming Loans

Nonperforming loans, which include both nonaccrual loans and loans that are 90 days or more past due while still accruing interest, increased to 0.62% of total loans at September 30, 2026, from 0.44% at December 31, 2025. The increase was driven by a $9 million rise in nonperforming loan balances, including approximately $4 million attributable to a single multifamily lending relationship that is well-collateralized.

The ACLL to nonperforming loans ratio declined to 281% at September 30, 2026, from 356% at December 31, 2025. The decrease in the percentage was primarily the result of the $9 million increase in nonperforming loan balances. Despite the decline in the ACLL as a percentage of nonperforming loans, the ACLL continued to provide substantial coverage of nonperforming loans at September 30, 2026.

Table 17 — Nonperforming Loans and Nonperforming Assets Summary

(dollars in thousands)	September 30, 2026	December 31, 2025

Loans on nonaccrual status*	$33,010	$23,806
Loans past due 90-days-or-more and still on accrual**	145	161
Total nonperforming loans	33,155	23,967
Other real estate owned	1,072	1,277
Total nonperforming assets	$34,227	$25,244

Credit Quality Ratios - Total Company:
ACLL to total loans	1.73%	1.57%
ACLL to nonperforming loans	281	356
Nonperforming loans to total loans	0.62	0.44
Nonperforming assets to total loans (including OREO)	0.64	0.46
Nonperforming assets to total assets	0.48	0.36

Credit Quality Ratios - Core Bank:
ACLL to total loans	1.28%	1.24%
ACLL to nonperforming loans	202	275
Nonperforming loans to total loans	0.63	0.45
Nonperforming assets to total loans (including OREO)	0.65	0.47
Nonperforming assets to total assets	0.53	0.38
*

Loans on nonaccrual status include collateral-dependent loans. See the Footnote titled “Loans and Allowance for Credit Losses on Loans” of Part I Item 1 “Financial Statements” for the components within the nonaccrual loans to total loans and ACLL to nonaccrual loans ratios, as well as additional discussion regarding nonaccrual loans and collateral-dependent loans.

** Loans past due 90-days-or-more and still accruing consist of smaller balance consumer loans.

Table 18 — Nonperforming Loan Composition

	September 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$22,623	2.16%	$18,894	1.82%
Nonowner-occupied	88	0.03	119	0.04
Commercial real estate:
Owner-occupied	278	0.04	377	0.06
Nonowner-occupied	—	—	—	—
Multi-Family	4,267	1.23	—	—
Construction & land development	—	—	—	—
Commercial & industrial	351	0.06	344	0.07
Lease financing receivables	139	0.65	49	0.24
Aircraft	—	—	—	—
Home equity	5,260	1.21	3,727	0.90
Consumer:
Credit cards	—	—	—	—
Overdrafts	—	—	—	—
Automobile loans	—	—	—	—
Other consumer	4	0.07	296	3.61
Total Traditional Banking	33,010	0.70	23,806	0.52
Warehouse lines of credit	—	—	—	—
Total Core Banking	33,010	0.63	23,806	0.45

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Payment Solutions	—	—	—	—
Republic Credit Solutions	145	0.10	161	0.14
Total Republic Processing Group	145	0.09	161	0.11

Total nonperforming loans	$33,155	0.62%	$23,967	0.44%

Table 19 — Stratification of Nonperforming Loans

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
September 30, 2026 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	159	$6,550	86	$13,773	3	$2,300	248	$22,623
Nonowner-occupied	2	88	—	—	—	—	2	88
Commercial real estate:
Owner-occupied	—	—	1	278	—	—	1	278
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	1	4,267	1	4,267
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	1	7	1	344	—	—	2	351
Lease financing receivables	3	139	—	—	—	—	3	139
Aircraft	—	—	—	—	—	—	—	—
Home equity	71	2,999	14	2,261	—	—	85	5,260
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	—	—	—	—	—	—	—	—
Other consumer	5	4	—	—	—	—	5	4
Total Traditional Banking	241	9,787	102	16,656	4	6,567	347	33,010
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	241	9,787	102	16,656	4	6,567	347	33,010

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	—	—	—	—
Republic Payment Solutions	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	145	—	—	—	—	NM	145
Total Republic Processing Group	NM	145	—	—	—	—	NM	145

Total	241	$9,932	102	$16,656	4	$6,567	347	$33,155

NM – RCS loans are generally small dollar homogenous consumer loans.

	Number of Nonperforming Loans and Recorded Investment
				Balance
		Balance		> $100 &		Balance		Total
December 31, 2025 (dollars in thousands)	No.	<= $100	No.	<= $500	No.	> $500	No.	Balance

Traditional Banking:
Residential real estate:
Owner-occupied	164	$5,711	73	$11,478	2	$1,705	239	$18,894
Nonowner-occupied	5	119	—	—	—	—	5	119
Commercial real estate:
Owner-occupied	—	—	—	—	1	377	1	377
Nonowner-occupied	—	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—	—
Construction & land development	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	1	344	—	—	1	344
Lease financing receivables	3	49	—	—	—	—	3	49
Aircraft	—	—	—	—	—	—	—	—
Home equity	56	2,141	10	1,586	—	—	66	3,727
Consumer:
Credit cards	—	—	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—	—	—
Automobile loans	2	—	—	—	—	—	2	—
Other consumer	3	1	1	295	—	—	4	296
Total Traditional Banking	233	8,021	85	13,703	3	2,082	321	23,806
Warehouse lines of credit	—	—	—	—	—	—	—	—
Total Core Banking	233	8,021	85	13,703	3	2,082	321	23,806

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—	—	—	—	—
Other TRS commercial & industrial	—	—	—	—	—	—	—	—
Republic Payment Solutions	—	—	—	—	—	—	—	—
Republic Credit Solutions	NM	161	—	—	—	—	NM	161
Total Republic Processing Group	NM	161	—	—	—	—	NM	161

Total	233	$8,182	85	$13,703	3	$2,082	321	$23,967

NM – RCS loans are small dollar homogenous consumer loans.

Table 20 — Rollforward of Nonperforming Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Nonperforming loans at the beginning of the period	$30,728	$21,642	$23,967	$22,760
Loans added to nonperforming status during the period that remained nonperforming at the end of the period	5,989	2,930	14,537	6,693
Loans removed from nonperforming status during the period that were nonperforming at the beginning of the period (see table below)	(2,542)	(2,454)	(4,065)	(6,466)
Principal balance paydowns of loans nonperforming at both period-ends	(1,050)	(437)	(1,359)	(1,214)
Net change in principal balance of other nonperforming loans*	30	28	75	(64)

Nonperforming loans at the end of the period	$33,155	$21,709	$33,155	$21,709
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 21 — Detail of Loans Removed from Nonperforming Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Loans charged-off	$(69)	$—	$(33)	$—
Loans transferred to OREO	(281)	(212)	(403)	(212)
Loan payoffs and paydowns	(1,283)	(1,619)	(3,008)	(4,555)
Loans returned to accrual status	(909)	(623)	(621)	(1,699)

Total loans removed from nonperforming status during the period that were nonperforming at the beginning of the period	$(2,542)	$(2,454)	$(4,065)	$(6,466)

Based on the Bank’s review as of September 30, 2026, management believes that its reserves are adequate to absorb expected losses on all nonperforming loans.

Delinquent Loans

Total Company delinquent loans as a percentage of total loans increased to 0.48% as of September 30, 2026, from 0.42% as of December 31, 2025. Similarly, Core Bank delinquent loans as a percentage of total Core Bank loans increased slightly to 0.27% from 0.26% over the same period. Except for small-dollar consumer loans, all Traditional Banking loans that were 90 days or more past due at September 30, 2026 and December 31, 2025 were on nonaccrual status.

Table 22 — Delinquent Loan Composition*

	September 30, 2026		December 31, 2025
		Percent of		Percent of
		Total		Total
(dollars in thousands)	Balance	Loan Class	Balance	Loan Class

Traditional Banking:
Residential real estate:
Owner-occupied	$9,358	0.89%	$9,028	0.87%
Nonowner-occupied	42	0.02	—	—
Commercial real estate:
Owner-occupied	—	—	—	—
Nonowner-occupied	—	—	—	—
Multi-Family	—	—	—	—
Construction & land development	—	—	—	—
Commercial & industrial	470	0.09	355	0.07
Lease financing receivables	131	0.62	53	0.26
Aircraft	—	—	—	—
Home equity	4,121	0.94	4,346	1.05
Consumer:
Credit cards	—	—	—	—
Overdrafts	103	11.76	123	12.67
Automobile loans	—	—	—	—
Other consumer	10	0.19	20	0.24
Total Traditional Banking	14,235	0.30	13,925	0.31
Warehouse lines of credit	—	—	—	—
Total Core Banking	14,235	0.27	13,925	0.26

Republic Processing Group:
Tax Refund Solutions:
Refund Advances	—	—	—	—
Other TRS commercial & industrial	—	—	—	—
Republic Payment Solutions	—	—	—	—
Republic Credit Solutions	11,594	7.84	8,938	7.87
Total Republic Processing Group	11,594	7.50	8,938	6.12

Total delinquent loans	$25,829	0.48%	$22,863	0.42%

*     Represents total loans 30-days-or-more past due. Delinquent status may be determined by either the number of days past due or number of payments past due.

Table 23 — Rollforward of Delinquent Loans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Delinquent loans at the beginning of the period	$28,490	$19,086	$22,863	$20,489
Loans added to delinquency status during the period that remained in delinquency status at the end of the period	6,278	5,265	8,548	7,146
Loans removed from delinquency status during the period that were in delinquency status at the beginning of the period (see table below)	(9,025)	(4,455)	(8,103)	(6,455)
Principal balance paydowns of loans delinquent at both period-ends	(106)	(78)	(194)	(166)
Net change in principal balance of other delinquent loans*	192	(436)	2,715	(1,632)
Delinquent loans at the end of period	$25,829	$19,382	$25,829	$19,382
*	Includes RCS loans which are small dollar homogeneous consumer loans.

Table 24 — Detail of Loans Removed from Delinquent Status

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Loans charged-off	$(67)	$—	$(31)	$—
Loans transferred to OREO	(281)	(212)	(403)	(212)
Loan payoffs and paydowns	(520)	(1,250)	(1,609)	(2,626)
Loans paid current	(8,157)	(2,993)	(6,060)	(3,617)

Total loans removed from delinquency status during the period that were in delinquency status at the beginning of the period	$(9,025)	$(4,455)	$(8,103)	$(6,455)

Premises and Equipment

Premises and equipment, net of accumulated depreciation and purchase accounting fair value adjustments, increased $5 million, or 14%, from December 31, 2025 to September 30, 2026. The increase was primarily driven by capitalized costs associated with the Company’s core system conversion. The Company’s branch network consisted of 47 locations across Kentucky, Indiana, Florida, Ohio, and Tennessee as of September 30, 2026.

Right-of-Use Assets and Operating Lease Liabilities

The Company records right-of-use assets for the underlying leased property. Operating lease liabilities represent the present value of its required minimum lease payments plus any amounts probable of being owed under a residual value guarantee.

Goodwill

At September 30, 2026, and December 31, 2025, the Company had $41 million in goodwill recorded on its Balance Sheet. Goodwill of $24 million is attributed to the 2023 CBank acquisition. Additionally, goodwill totaling $6 million and $10 million is attributed to the acquisitions of Cornerstone Community Bank and GulfStream Community Bank in 2016 and 2006. The acquisitions of Tennessee Commerce Bank and First Commercial Bank in 2012 resulted in bargain purchase gains.

Events that may trigger goodwill impairment include deterioration in economic conditions, a decline in market-dependent multiples or metrics (i.e., stock price declining below tangible book value), negative trends in overall financial performance and regulatory actions. At September 30, 2026, the Company performed its annual qualitative assessment to determine if it was more-likely-than-not that the fair value of the reporting units exceeded their carrying value, including goodwill. The qualitative assessment indicated that it was not more-likely-than-not that the carrying value of the reporting units exceeded their fair value.

Bank Owned Life Insurance

BOLI assets increased $2 million to $113 million at September 30, 2026, with the increase attributed to general appreciation of the cash surrender values within the policy plans experienced during the first nine months of 2026.

Core Deposit Intangibles

CDIs arising from business acquisitions are initially measured at fair value and are then amortized on an accelerated method based on their useful lives. As of September 30, 2026, and December 31, 2025, the Company’s CDI assets totaled $1.3 million and $1.5 million.

Deposits

Table 25 — Deposit Composition

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change

Core Bank:
Demand	$1,198,137	$1,128,255	$69,882	6%
Money market	1,566,936	1,497,561	69,375	5
Savings	205,817	217,723	(11,906)	(5)
Reciprocal money market	212,467	224,731	(12,264)	(5)
Individual retirement accounts (1)	35,383	34,349	1,034	3
Time deposits, $250 and over (1)	172,638	156,283	16,355	10
Other certificates of deposit (1)	303,144	290,087	13,057	5
Reciprocal time deposits (1)	61,624	70,729	(9,105)	(13)
Wholesale brokered deposits (1)	87,270	87,420	(150)	(0)
Total Core Bank interest-bearing deposits	3,843,416	3,707,138	136,278	4
Total Core Bank noninterest-bearing deposits	1,183,244	1,102,041	81,203	7
Total Core Bank deposits	5,026,660	4,809,179	217,481	5

Republic Processing Group:
Wholesale brokered deposits (1)	13,392	12,734	658	5
Interest-bearing prepaid card deposits	469,689	286,841	182,848	64
Money market accounts	17,427	22,973	(5,546)	(24)
Total RPG interest-bearing deposits	500,508	322,548	177,960	55

Noninterest-bearing prepaid card deposits	8,178	5,228	2,950	56
Other noninterest-bearing deposits	54,895	66,192	(11,297)	(17)
Total RPG noninterest-bearing deposits	63,073	71,420	(8,347)	(12)
Total RPG deposits	563,581	393,968	169,613	43

Total deposits	$5,590,241	$5,203,147	$387,094	7%
(1)	Represents time deposits.

Total Company deposits increased $387 million, or 7%, from December 31, 2025, to $5.59 billion as of September 30, 2026.

Core Bank

Total Core Bank period-end deposits increased by $217 million, or 5%, from December 31, 2025 to September 30, 2026. Within the Core Bank’s deposits, interest-bearing deposits increased $136 million and noninterest-bearing deposits increased $81 million over the respective periods.

The growth in Core Bank interest-bearing deposits was primarily driven by a combined $100 million increase in period-end business and consumer money market accounts and time deposits, which generally carry higher interest rates. Additionally, interest-bearing DDAs increased $70 million, or 6%, from December 31, 2025, to September 30, 2026, partially offset by a $21 million decline in reciprocal deposit balances.

Core Bank noninterest-bearing deposits increased $81 million, or 7%, on a period-end basis during the first nine months of 2026. However, average noninterest-bearing deposit balances declined $12 million, compared with the first nine months of 2025. Consistent with broader industry trends following the rapid increase in interest rates beginning in 2022, Core Bank noninterest-bearing deposit balances have generally experienced quarterly declines since the fourth quarter of 2022, as customers have increasingly migrated funds into higher-yielding deposit products.

Republic Processing Group

Within RPG, period-end deposit balances increased $170 million, or 43%, during the first nine months of 2026, primarily due to the June onboarding of a new marketer-servicer relationship that generated significant deposit growth.

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

Period-end balances for SSUARs decreased $19 million, or 21%, during 2026 to $70 million as of September 30, 2026. Due to the size of the underlying relationships, large fluctuations in the underlying account balances from period to period are common.

Federal Home Loan Bank Advances

FHLB advances totaled $127 million as of September 30, 2026, compared to $506 million as of December 31, 2025. Overnight borrowings decreased to $0 at September 30, 2026, from $130 million at December 31, 2025.

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

As of September 30, 2026, outstanding long-term fixed-rate FHLB advances totaled $127 million, with a weighted-average maturity of 0.6 years and a weighted-average cost of 3.31%, both inclusive of the impact of related interest rate swaps.

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

Table 26 — Liquid Assets and Borrowing Capacity

The Company’s liquid assets and borrowing capacity included the following:

(in thousands)	September 30, 2026	December 31, 2025

Cash and cash equivalents	$399,342	$219,972
Unencumbered debt securities	703,233	717,936
Total liquid assets	1,102,575	937,908

Available borrowing capacity with the FHLB	974,385	646,148
Available borrowing capacity with the FRB	55,007	9,606
Available borrowing capacity through unsecured credit lines	100,000	100,000
Total available borrowing capacity	1,129,392	755,754

Total liquid assets and available borrowing capacity	$2,231,967	$1,693,662

Republic had a period-end loan-to-deposit ratio (excluding brokered deposits) of 98% as of September 30, 2026 and 107% as of December 31, 2025. Republic’s banking centers and its website, www.republicbank.com, provide access to retail deposit markets. These retail deposit products, if offered at attractive rates, have historically been a source of additional funding when needed. If the Bank were to lose a significant funding source, such as a few major depositors, or if any of its lines of credit were cancelled, or if the Bank cannot obtain brokered deposits, the Bank would be compelled to offer market leading deposit interest rates to meet its funding and liquidity needs.

As of September 30, 2026, the Bank had approximately $1.28 billion in deposits from 214 large non-sweep deposit relationships, including reciprocal deposits, where the individual relationship exceeded $2 million for a depositor’s taxpayer identification number. Total uninsured deposits for the Bank were $2.46 billion, or 44%, of total deposits as of September 30, 2026. The 20 largest non-sweep deposit relationships represented approximately $478 million, or 9%, of the Company’s total deposit balances as of September 30, 2026. These accounts do not require collateral; therefore, cash from these accounts can generally be utilized to fund the loan portfolio. If any of these balances were moved from the Bank, the Bank would likely utilize overnight borrowing lines in the short-term to replace the balances. On a longer-term basis, the Bank would likely utilize wholesale-brokered deposits to replace withdrawn balances, or alternatively, higher-cost internet-sourced deposits. Based on experience utilizing brokered deposits and internet-sourced deposits, the Bank believes it can quickly obtain these types of deposits if needed. The overall cost of gathering these types of deposits, however, could be substantially higher than the Traditional Banking deposits they replace, potentially decreasing the Bank’s earnings.

The Bank’s liquidity is impacted by its ability to sell certain investment securities, which is limited due to the level of investment securities that are needed to secure public deposits, SSUAR, FHLB advances, and for other purposes, as required by law. As of September 30, 2026, and December 31, 2025, these pledged investment securities had a fair value of $114 million and $131 million.

Capital

Stockholders’ equity increased $62 million, or 6%, to $1.16 billion at September 30, 2026, from $1.10 billion at December 31, 2025. The increase was driven primarily by net income of $106.5 million, partially offset by cash dividends declared during 2026 and a decline in AOCI. The decline in AOCI reflected changes in the interest rate environment and the related impact on the valuation of the AFS debt securities portfolio and cash flow hedging derivatives.

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

Dividend Restrictions — The Parent Company’s principal source of funds for dividend payments are dividends received from RB&T. Banking regulations limit the amount of dividends that may be paid to the Parent Company by the Bank without prior approval of the respective states’ banking regulators. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years. As of October 1, 2026, RB&T could, without prior approval, declare dividends of approximately $209 million. Any payment of dividends in the future will depend, in large part, on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by the Company’s Board.

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

Table 27 — Capital Ratios

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets
Republic Bancorp, Inc.	$1,223,946	19.17%	$1,144,661	17.79%
Republic Bank & Trust Company	1,153,387	18.08	1,079,675	16.80

Common equity tier 1 capital to risk-weighted assets
Republic Bancorp, Inc.	$1,143,968	17.92%	$1,064,167	16.54%
Republic Bank & Trust Company	1,073,472	16.83	999,248	15.55

Tier 1 (core) capital to risk-weighted assets
Republic Bancorp, Inc.	$1,143,968	17.92%	$1,064,167	16.54%
Republic Bank & Trust Company	1,073,472	16.83	999,248	15.55

Tier 1 leverage capital to average assets
Republic Bancorp, Inc.	$1,143,968	16.21%	$1,064,167	15.11%
Republic Bank & Trust Company	1,073,472	15.18	999,248	14.17

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

As of September 30, 2026, a dynamic simulation model was run for interest rate changes from “Down 300” bps to “Up 300” bps. The following table illustrates the Bank’s projected percent change from its Base net interest income over the period beginning October 1, 2026, and ending September 30, 2027, based on instantaneous movements in interest rates from Down 300 to Up 300 bps equally across all points on the yield curve. The Bank’s dynamic earnings simulation model includes secondary market loan fees, which are a component of mortgage banking income within noninterest income and excludes Traditional Banking loan fees.

Table 28 — Bank Interest Rate Sensitivity

	-300	-200	-100	+100	+200	+300
	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points	Basis Points

% Change from base net interest income as of September 30, 2026	(5.2)%	(4.9)%	(2.5)%	1.7%	3.4%	4.8%
% Change from base net interest income as of December 31, 2025	(1.7)%	(3.7)%	(2.2)%	2.6%	5.3%	7.6%

The results of the interest rate sensitivity analysis performed as of September 30, 2026 and December 31, 2025 were derived from subjective assumptions the Company uses in its earnings simulation model, particularly in relation to deposit betas, which measure how responsive management’s deposit repricing may be to changes in market rates based on historical data. Management uses different betas in the rising and falling rate scenarios to better simulate expected earnings trends.

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

In comparing the Company’s interest rate sensitivity projections as of December 31, 2025 and September 30, 2026, there were modest  changes across all illustrated scenarios. Overall, management projects that the Company’s interest rate risk position has become less favorable in both declining-rate and rising-rate environments.

As it relates to the illustrated rising rate scenarios presented for both periods, the Company revised its projected deposit betas higher as of September 30, 2026 than those projected as of December 31, 2025, as the Company believes competition for deposits could become more intense in its markets.

As it relates to the illustrated declining-rate scenarios presented for both periods, projected mortgage banking income as of September 30, 2026 is anticipated to decline more significantly than the projection as of December 31, 2025. Because current market rates for mortgage loans are substantially higher as of September 30, 2026 than the then-current market rates as of December 31, 2025, an equivalent decline in market rates between the two periods is not projected to provide the same level of benefit to potential borrowers as of September 30, 2026, thus decreasing projected mortgage refinance volume and overall mortgage banking income.

For additional discussion regarding the Bank’s net interest income, see the sections titled “Net Interest Income” in this section of the filing under “Results of Operations (Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025) and “Results of Operations (Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025).

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Details of Republic’s Class A Common Stock purchases during the third quarter of 2026 are included in the following table:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
			as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plan
Three Months Ended September 30, 2026	Shares Purchased	Paid Per Share	or Programs	or Programs

July 1 - July 31	—	$—	—	433,395
August 1 - August 31	—	—	—	433,395
September 1 - September 30	—	—	—	433,395
Total	—	$—	—	433,395

The Company did not repurchase any of its shares under publicly announced programs during the third quarter of 2026. In addition, in connection with employee stock awards, there were 11,660 shares withheld upon exercise of stock options and vesting of equity awards to satisfy the withholding taxes and, for stock options, the exercise price.

On January 24, 2024, the Board increased the Company’s existing authorization to purchase shares of its Class A Common Stock by 400,000 shares. The repurchase program will remain effective until the total number of shares authorized is repurchased or until Republic’s Board terminates the program. As of September 30, 2026 the Company had 433,395 shares which could be repurchased under its current share repurchase programs.

During the third quarter of 2026, there were no shares of Class A Common Stock issued upon conversion of shares of Class B Common Stock by stockholders of Republic in accordance with the share-for-share conversion provision option of the Class B Common Stock. The exemption from registration of the newly issued Class A Common Stock relied upon was Section (3)(a)(9) of the Securities Act.

There were no equity securities of the registrant sold without registration during the quarter covered by this report.

Item 5.Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101

The following financial statements from the Company’s quarterly report on Form 10-Q were formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2026 and 2025, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and 2025, (iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 and (v) Notes to Consolidated Financial Statements

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

REPUBLIC BANCORP, INC.
(Registrant)

Principal Executive Officer:

Date: November 5, 2026	/s/ Steven E. Trager
By: Steven E. Trager
Executive Chair and Chief Executive Officer

Principal Financial Officer:

Date: November 5, 2026	/s/ Kevin Sipes
By: Kevin Sipes
Executive Vice President, Chief Financial
Officer and Chief Accounting Officer